Form 10-Q
period 1995-03-31
JEAN PHILIPPE FRAGRANCES INC
filed 1995-05-12
CIK 822663

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                 ( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1995.

                                      OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________ to ________.


                          Commission File No. 0-16469

                        JEAN PHILIPPE FRAGRANCES, INC.
           ( Exact name of registrant as specified in its charter )


      Delaware                                       13-3275609
      --------                                       ----------
( State or other jurisdiction of                  ( I.R.S. Employer
incorporation or organization )                   Identification No.)


                  551 Fifth Avenue, New York, New York 10176
       ----------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

Registrants telephone number, including area code: (212) 983-2640.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At May 8, 1995 there were 10,024,981 shares of common stock, par value $.001 per share, outstanding.



                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                     INDEX




                                                          Page Number

Part I. Financial Information

    Item I. Financial Statements                               1

            Consolidated Balance Sheets as of
            March 31, 1995 (unaudited) and
            December 31, 1994 (audited)                        2

            Consolidated Statements of Income
            for the Three Months Ended March
            31, 1995 (unaudited) and March
            31, 1994 (unaudited)                               3

            Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 1995 (unaudited) and
            March 31, 1994 (unaudited)                         4

            Notes to Unaudited Financial
            Statements                                         5

    Item 2. Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                          6


Part II. Other Information                                     9

    Item 6. Exhibits and Reports on Form 8-K


Signatures


                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES



Part I. Financial Information

Item I. Financial Statements

    In the opinion of management the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31,

1994 included in the Company's annual report filed on Form 10-K.

    The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                       March 31,     December 31,
                                                          1995           1994
                                                     ------------    ------------
Current assets:
  Cash and cash equivalents                            $7,586,164      $5,275,142
  Accounts receivable, net                             22,179,215      19,875,844
  Inventories                                          28,290,558      24,640,795
  Receivables, other                                      491,348       1,936,618
  Other                                                 1,817,641       1,785,755
  Deferred tax benefit                                    960,559         992,730
                                                     ------------    ------------

      Total current assets                             61,325,485      54,506,884

Equipment and leasehold improvements, net               1,305,348       1,201,739

Other assets                                              825,554         584,437

Deferred tax benefit                                      608,347         731,905

Intangible assets, net                                 12,220,828      12,427,031
                                                     ------------    ------------

                                                      $76,285,562     $69,451,996
                                                     ============    ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable, banks                                 $8,666,513      $6,680,524
  Current portion of long-term debt                       207,039         187,266
  Accounts payable                                     19,221,397      14,646,998
  Income taxes payable                                  1,434,722       1,764,892
                                                     ------------    ------------

      Total current liabilities                        29,529,671      23,279,680
                                                     ------------    ------------


Long-term debt, less current portion                      922,022         862,601
                                                     ------------    ------------


Minority interests                                        917,422         796,153
                                                     ------------    ------------
Shareholders' equity:
  Common stock, $.001 par; authorized
     30,000,000 shares; outstanding 10,039,986 and
     10,242,786 shares at March 31, 1995 and
     December 31, 1994, respectively                       10,040          10,243
  Additional paid-in capital                           20,407,574      20,407,574
  Retained earnings                                    25,148,153      23,527,569
  Foreign currency translation adjustment               1,055,031         568,176
  Treasury stock, at cost, 688,998 and 486,198
    shares in 1995 and 1994, respectively              (1,704,351)              0
                                                     ------------    ------------

                                                       44,916,447      44,513,562
                                                     ------------    ------------

                                                     $ 76,285,562    $ 69,451,996
                                                     ============    ============

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                Three Months Ended
                                                    March 31,
                                               1995           1994
                                          ------------    ------------
                                           (unaudited)     (unaudited)

Net sales                                 $ 21,612,397    $ 14,726,343

Cost of sales                               10,659,705       7,998,938
                                          ------------    ------------

Gross margin                                10,952,692       6,727,405

Selling, general and administrative          7,848,366       4,623,034
                                          ------------    ------------

Income from operations                       3,104,326       2,104,371
                                          ------------    ------------


Other charges (income):
  Interest                                     242,463         118,093
  Loss on foreign currency                     238,716          92,216
  Interest and dividend (income)               (68,690)        (47,772)
  (Gain) on sale of stock of subsidiary              0         (90,862)
                                          ------------    ------------

                                               412,489          71,675
                                          ------------    ------------

Income before income taxes                   2,691,837       2,032,696

Income taxes                                 1,038,977         796,586
                                          ------------    ------------

Net income before minority interest          1,652,860       1,236,110

Minority interest in net income
  of consolidated subsidiary                    32,276          15,087
                                          ------------    ------------

Net income                                  $1,620,584      $1,221,023
                                          ============    ============

Net income per common and
  common equivalent share                        $0.16           $0.12
                                          ============    ============

Number of common and common
  equivalent shares outstanding             10,429,287      10,373,760
                                          ============    ============

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three months ended
                                                                March 31,
                                                           1995          1994
                                                       -----------    -----------
Operating activities:
 Net income                                             $1,620,584     $1,221,023
 Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                        328,074        141,382
      Gain on sale of stock of subsidiary                                 (90,862)
      Minority interest in net income                       32,276         15,087

 Increase (decrease) in cash from changes in:
    Accounts receivable                                 (1,333,371)    (1,312,092)
    Inventories                                         (2,649,763)      (921,330)
    Other assets                                         1,327,267       (126,222)
    Deferred tax benefit                                   229,729
    Accounts payable                                     3,424,399      3,265,108
    Income taxes payable                                  (330,170)      (329,758)
                                                       -----------    -----------

           Net cash provided by operating activites      2,649,025      1,862,336
                                                       -----------    -----------

Investing activities:
 Purchase of equipment and leasehold improvements         (185,597)      (259,115)
 Cash portion of trademark and license acquisitions         (7,375)    (4,637,278)
                                                       -----------    -----------

           Net cash (used in) investing activities        (192,972)    (4,896,393)

Financing activities:
 Increase (decrease) in loan payable, bank               1,635,989         61,014
 Repayment of long-term debt                               (48,638)      (203,243)
 Proceeds from sale of stock of subsidiary                                151,592
 Proceeds from exercise of options and warrants                            69,184
 Purchase of treasury stock                             (1,704,554)
                                                       -----------    -----------
           Net cash provided by (used in)
             financing activities                         (117,203)       (78,547)
                                                       -----------    -----------

Effect of exchange rate changes on cash                    (27,828)         9,452
                                                       -----------    -----------

Increase (decrease) in cash and cash equivalents         2,311,022     (2,946,058)

Cash and cash equivalents at beginning of period         5,275,142      9,920,414
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 7,586,164    $ 6,974,356
                                                       ===========    ===========

Supplemental disclosure of cash flows information:

 Cash paid during the period for:
      Interest                                         $   201,000    $   117,000
      Income taxes                                       1,213,000        838,000

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                    Notes to Unaudited Financial Statements



1. Significant Accounting Policies:

   The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1994.


2. Earnings Per Share:

   Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, which consist of unissued shares under options and warrants, are included in the computation when the results are dilutive.


3. Inventories:

   Inventories consist of the following:

                                           March 31,     December 31,
                                             1995            1994
                                          -----------    -----------
   Raw materials and component parts      $12,839,501    $10,537,381
   Finished goods                          15,451,057     14,103,414
                                          -----------    -----------
                                          $28,290,558    $24,640,795
                                          ===========    ===========

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's long-term business strategy of building core volume and profitability, developing products in new categories, exploring and closing on strategic acquisitions, and pursuing expansion in international markets, have resulted in another record for quarterly growth in sales and earnings.

         Three Months Ended March 31, 1995 Compared to March 31, 1994

Net sales increased 47% to $21.6 million, as compared to $14.7 million in 1994. This increase is reflective of the Company's success in integrating new product lines with pre-existing product offerings, and creating greater opportunities to serve the needs of our customers. Sales generated by the Company's domestic operations increased 46%. Such growth is primarily the result of our recently acquired Cutex nail care and lip color product line which did not exist in the first quarter of 1994.

Sales by the Company's foreign subsidiaries increased 49%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 31%. Such increase reflects recent new product introductions under the Ombre Rose and Burberrys labels.

In connection with recent acquisitions and license agreements, the Company has restructured its retail sales force and has added additional experienced salespeople. The Company's primary efforts are now focused on capitalizing on its expanding list of customer relationships. With efficient product development and a strong national sales force, the Company can now offer all customers its growing collection of fragrance, personal care and color cosmetics products.

Gross profit margin for 1995 increased to 51% of sales from 46% in 1994. Sales of Cutex products continue to enable the Company to improve overall gross margin. However, as discussed below, such sales require additional selling expenditures. The Company's business lines, excluding Cutex, generated a 46% gross margin in both 1995 and 1994.

Selling, general and administrative expenses represented 36% of net sales in 1995 as compared to 31% in 1994. The increase is primarily the result of promotion and advertising expenses required for certain new product lines. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures. After 1995, with a full year of sales for most new product lines, the Company believes it will once again be in a position to leverage its selling, general and administrative expenses with increased sales volume.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Interest expense increased to $242,000 in 1995 from $118,000 in 1994. The Company uses its available credit lines, as needed, to finance its working capital needs.

In 1995, as a result of the precipitous decline of the U.S. dollar relative to the French franc, the Company incurred a loss on foreign currency of $239,000 as compared to a loss of $92,000 in 1994. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings. No material hedge transactions were entered into during 1995.

In 1994, the Company recognized a net gain on sale of stock of a subsidiary aggregating $91,000. No such gain was recognized in 1995. The 1994 gain resulted from the sale by Inter Parfums, S.A., a consolidated subsidiary of the Company, of 10,000 shares of its common stock to enable the stock of Inter Parfums, S.A. to commence trading on the over-the-counter Paris Stock Exchange. This issuance of shares by Inter Parfums, S.A. has been accounted for as a gain on sale of stock of a subsidiary and is not part of a broader corporate reorganization contemplated by the Company. Although additional shares may be issued in the future, the Company has no plans to spin-off its subsidiary nor to repurchase the shares previously issued.

The Company's effective income tax rate was 39% in both 1995 and 1994.

Net income for the three months ended March 31, 1995 increased 33% to $1.6 million compared to $1.2 million for the corresponding quarter of the prior year. Results for the prior year included a net gain from the sale of common stock of a subsidiary of $91,000 or $0.01 per share. Excluding such gain, net income increased 43% and earnings per share increased 45% to $0.16 per share compared to $0.11 per share for the corresponding quarter of the prior year.

The weighted average number of shares outstanding was 10,429,287 in 1995 and 10,373,760 in 1994.

    Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results and positive operating cash flow. At March 31, 1995, working capital aggregated $31.8 million and the Company had cash and cash equivalents on hand of approximately $7.6 million. The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock and as of March 31, 1995, 202,800 shares had been purchased at an average price per share of $8.40.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Company's short-term financing requirements are expected to be met by available cash at March 31, 1995, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facility for 1995 is a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the bank's prime lending rate.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Operating activities provided $2.6 million of net cash in the three months ended March 31, 1995. The Company continues to closely monitor and improve its procedures with respect to collection of outstanding receivables and its purchasing and production activities. Inventory levels reflect anticipated needs for the upcoming selling season and new product introductions.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended March 31, 1995.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part II. Other Information

         Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.


Item 6.  Exhibits and Reports on Form 8-K

         (b) During the quarter for which this report on Form 10-Q is filed, the Company filed: (i) a current Report on Form 8-K, date of report - January 9, 1995, reporting
         Item 5; (ii) a current Report on Form 8-K, date of report - March 30, 1995, reporting Items 5 and 7.




                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 1995.



                                           JEAN PHILIPPE FRAGRANCES, INC.



                                           By: /s/ Russell Greenberg
                                               ----------------------------
                                               Russell Greenberg,
                                               Executive Vice President and
                                               Chief Financial Officer