Form 10-Q
period 1995-06-30
JEAN PHILIPPE FRAGRANCES INC
filed 1995-08-11
CIK 822663

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1995.

                                      OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________ to ________.

                          Commission File No. 0-16469

                        JEAN PHILIPPE FRAGRANCES, INC.
           ( Exact name of registrant as specified in its charter )

      Delaware                                       13-3275609
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                  551 Fifth Avenue, New York, New York 10176
              (Address of Principal Executive Offices) (Zip Code)

Registrants telephone number, including area code: (212) 983-2640.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days:  Yes X   No __

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At August 10, 1995 there were 10,039,986 shares of common stock, par value $.001 per share, outstanding.


         JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                              INDEX


                                             Page Number

Part I. Financial Information

     Item I. Financial Statements                     1

             Consolidated Balance Sheets as
             of June 30, 1995 (unaudited)
             and December 31, 1994 (audited)          2

             Consolidated Statements of
             Income for the Three Month and
             Six Month Periods Ended
             June 30, 1995 (unaudited) and
             June 30, 1994 (unaudited)                3

             Consolidated Statements of
             Cash Flows for the Six
             Month Periods Ended
             June 30, 1995 (unaudited) and
             June 30, 1994 (unaudited)                4

             Notes to Unaudited Financial
             Statements                               5

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                6

Part II. Other Information

     Item 1. Legal Proceedings                       10

     Item 6. Exhibits and Reports on Form 8-K        10


Signatures                                           10


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

     The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

            JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                   ASSETS

                                                  June 30,       December 31,
                                                    1995             1994
                                                  --------       ------------
Current assets:
     Cash and cash equivalents                   $ 6,108,058      $ 5,275,142
     Accounts receivable, net                     22,377,414       19,875,844
     Inventories                  32,201,438       24,640,795
     Receivables, other                              528,041        1,936,618
     Other                           1,719,441        1,785,755
     Deferred tax benefit                            709,598          992,730
                                                 -----------      -----------
          Total current assets                    63,643,990       54,506,884

Equipment and leasehold improvements, net          1,339,535        1,201,739

Other assets                                       1,207,380          584,437

Deferred tax benefit                                 796,615          731,905

Intangible assets, net                            11,954,794       12,427,031
                                                 -----------      -----------

                                                 $78,942,314      $69,451,996
                                                 ===========      ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Loans payable, banks                        $10,057,200      $ 6,680,524
     Current portion of long-term debt               206,398          187,266
     Accounts payable                             19,952,618       14,646,998
     Income taxes payable                            806,450        1,764,892
                                                 -----------      -----------
          Total current liabilities               31,022,666       23,279,680
                                                 -----------      -----------

Long-term debt, less current portion                 751,548          862,601
                                                 -----------      -----------

Minority interests                                   972,835          796,153
                                                 -----------      -----------

Shareholders' equity:
     Common stock, $.001 par; authorized
       30,000,000 shares; outstanding 10,039,986
       and 10,242,786 shares at June 30, 1995
       and December 31, 1994, respectively            10,040           10,243
     Additional paid-in capital                   20,407,574       20,407,574
     Retained earnings                            26,776,160       23,527,569
     Foreign currency translation adjustment       1,032,900          568,176
     Treasury stock, at cost, 725,003 and
       486,198 shares in 1995 and 1994,
       respectively                               (2,031,409)               0
                                                 -----------      -----------

                                                  46,195,265       44,513,562
                                                 -----------      -----------

                                                 $78,942,314      $69,451,996
                                                 ===========      ===========

See notes to financial statements.

            JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                               Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                1995         1994         1995         1994
                             -----------  -----------  -----------  -----------
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)



Net sales                    $22,152,130  $15,230,054  $43,764,527  $29,956,397

Cost of sales                 11,187,095    8,167,904   21,846,800   16,166,842
                             -----------  -----------  -----------  -----------
Gross margin                  10,965,035    7,062,150   21,917,727   13,789,555

Selling, general and
  administrative               7,977,722    4,711,843   15,826,088    9,334,877
                             -----------  -----------  -----------  -----------
Income from operations         2,987,313    2,350,307    6,091,639    4,454,678

Other charges (income):
  Interest                       287,463      172,961      529,926      291,054
  Loss (gain) on foreign
    currency                      19,932       (5,685)     258,648       86,531
  Interest and dividend
    (income)                     (56,862)     (54,094)    (125,552)    (101,866)
  (Gain) on sale of stock of
    subsidiary                   (19,881)     (22,093)     (19,881)    (112,955)
                             -----------  -----------  -----------  -----------

                                 230,652       91,089      643,141      162,764
                             -----------  -----------  -----------  -----------

Income before income taxes     2,756,661    2,259,218    5,448,498    4,291,914

Income taxes                   1,090,746      916,794    2,129,723    1,713,380
                             -----------  -----------  -----------  -----------
Net income before minority
  interest                     1,665,915    1,342,424    3,318,775    2,578,534

Minority interest in net
  income of consolidated
  subsidiary                      37,908       19,700       70,184       34,787
                             -----------  -----------  -----------  -----------

Net income                    $1,628,007   $1,322,724   $3,248,591   $2,543,747
                             ===========   ==========   ==========   ==========

Net income per common and
  common equivalent share          $0.16        $0.13        $0.31        $0.24
                             ===========   ==========   ==========   ==========


Number of common and common
  equivalent shares
  outstanding                 10,458,483   10,538,411   10,443,885   10,456,086
                             ===========   ==========   ==========   ==========

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six months ended
                                                             June 30,
                                                        1995         1994
                                                     -----------  -----------

Operating activities:
     Net income                                      $ 3,248,591  $ 2,543,747
     Adjustments to reconcile net income to
       net cash provided by operating activities:
 Depreciation and amortization                   669,386      348,989
         Gain on sale of stock of subsidiary              19,881     (112,955)
         Minority interest in net income                  70,184       34,787
     Increase (decrease) in cash from changes in:
         Accounts receivable                          (1,531,570)    (211,310)
         Inventories                                  (6,560,643)  (4,859,404)
 Other assets                                    874,320     (126,792)
 Deferred tax benefit                            292,422
         Accounts payable                              4,155,620    6,351,761
 Income taxes payable                           (958,442)  (1,138,083)
                                                     -----------  -----------

           Net cash provided by operating activites      279,749    2,830,740
                                                     -----------  -----------
Investing activities:
     Purchase of equipment and leasehold
       improvements                                     (339,279)    (360,590)
     Cash portion of trademark and license
       acquisitions                                      (96,099)  (5,288,827)

           Net cash (used in) investing activities      (435,378)  (5,649,417)
                                                     -----------  -----------
Financing activities:
     Increase (decrease) in loan payable, bank         3,026,676      679,629
     Repayment of long-term debt                         (48,638)    (231,314)
     Proceeds from sale of stock of subsidiary            40,454      211,935
     Proceeds from exercise of options and warrants                   265,668
     Purchase of treasury stock                       (2,031,612)
                                                     -----------  -----------
           Net cash provided by financing activities     986,880      925,918
                                                     -----------  -----------

Effect of exchange rate changes on cash                    1,665       10,294
                                                     -----------  -----------
Increase (decrease) in cash and cash equivalents         832,916   (1,882,465)

Cash and cash equivalents at beginning of period       5,275,142    9,920,414
                                                     -----------  -----------

Cash and cash equivalents at end of period            $6,108,058   $8,037,949

                                                     ===========  ===========
Supplemental disclosure of cash flows information:

     Cash paid during the period for:
       Interest                                         $545,000     $275,000
       Income taxes                                    3,038,000    2,541,000

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

2.   Earnings Per Share:

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, which consist of unissued shares under options and warrants, are included in the computation when the results are dilutive.

3.   Inventories:

     Inventories consist of the following:

                                                      June 30,   December 31,
                                                       1995         1994
                                                    -----------  -----------

     Raw materials and component parts              $14,379,293  $10,537,381
     Finished goods                                  17,822,145   14,103,414
                                                    -----------  -----------

                                                     $32,201,43  $24,640,795
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

     Three Months Ended June 30, 1995 Compared to June 30, 1994

Net sales increased 45% to $22.2 million, as compared to $15.2 million in 1994. This increase reflects the Company's ability to integrate new product lines with existing product offerings, thus, creating greater opportunities to serve the needs of our customers. Sales generated by the Company's domestic operations increased 56%. Such growth is primarily the result of our recently acquired Cutex nail care and lip color product line which did not exist in the second quarter of 1994.

Sales by the Company's foreign subsidiaries increased 33%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 14%. Such increase reflects new product introductions under the Ombre Rose and Burberrys labels.

The Company's primary sales efforts are focused on capitalizing on its expanding list of customer relationships both domestically and abroad. With efficient product development and a strong national sales force, the Company can now offer all customers its growing collection of fragrance, personal care and color cosmetics products.

Gross profit margin for 1995 increased to 50% of sales from 46% in 1994. Sales of Cutex products continue to enable the Company to improve overall gross margin. However, as discussed below, such sales require additional selling expenditures. The Company's business lines, excluding Cutex, generated a 46% gross margin in both 1995 and 1994.

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

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Interest expense increased to $287,000 in 1994 from $173,000 in 1993. The Company uses its available credit lines, as needed, to finance its working capital needs.

Net income for the three months ended June 30, 1995 increased 23% to $1.6 million compared to $1.3 million for the corresponding quarter of the prior year. Earnings per share increased 23% to $0.16 per share compared to $0.13 per share for the corresponding quarter of the prior year.

The weighted average number of shares outstanding was 10,458,483 in 1995 and 10,538,411 in 1994.


     Six Months Ended June 30, 1995 Compared to June 30, 1994

Net sales increased 46% to $43.8 million, as compared to $30.0 million in 1994. This increase reflects the Company's ability to integrate new product lines with existing product offerings, thus, creating greater opportunities to serve the needs of our customers. Sales generated by the Company's domestic operations increased 51%. Such growth is primarily the result of our recently acquired Cutex nail care and lip color product line which did not exist in the first half of 1994.

Sales by the Company's foreign subsidiaries increased 40%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 23%. Such increase reflects new product introductions under the Ombre Rose and Burberrys labels.

The Company's primary sales efforts are focused on capitalizing on its expanding list of customer relationships both domestically and abroad. With efficient product development and a strong national sales force, the Company can now offer all customers its growing collection of fragrance, personal care and color cosmetics products.

Gross profit margin for 1995 increased to 50% of sales from 46% in 1994. Sales of Cutex products continue to enable the Company to improve overall gross margin. However, as discussed below, such sales require additional selling expenditures. The Company's business lines, excluding Cutex, generated a 46% gross margin in both 1995 and 1994.

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

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Interest expense increased to $530,000 in 1995 from $291,000 in 1994. The Company uses its available credit lines, as needed, to finance its working capital needs.


In 1995, as a result of the precipitous decline of the U.S. dollar relative to the French franc, the Company incurred a loss on foreign currency of $259,000 as compared to a loss of $87,000 in 1994. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings. No material hedge transactions were entered into during 1995.

The Company recognized a net gain on sale of stock of a subsidiary aggregating $20,000 in 1995 and $113,000 in 1994. The 1995 gain resulted from the conversion of debt into common stock of a consolidated subsidiary and the 1994 gain resulted from the sale of common stock of the consolidated subsidiary.
Such issuances of shares has been accounted for as a gain on sale of stock of a subsidiary and is not part of a broader corporate reorganization contemplated by the Company. Although additional shares may be issued in the future, the Company has no plans to spin-off its subsidiary nor to repurchase the shares previously issued.

The Company's effective income tax rate was 39% in 1995 and 40% in 1994.

Net income for the six months ended June 30, 1995 increased 28% to $3.2 million compared to $2.5 million for the corresponding period of the prior year.
Results include a net gain from the sale of common stock of a subsidiary of $20,000 in 1995 and $113,000 in 1994. Excluding such gain, net income increased 33% and earnings per share increased 35% to $0.31 per share compared to $0.23 per share for the corresponding period of the prior year.

The weighted average number of shares outstanding was 10,443,885 in 1995 and 10,456,086 in 1994.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


     Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results and positive operating cash flow. At June 30, 1995, working capital aggregated $32.6 million and the Company had cash and cash equivalents on hand of approximately $6.1 million. The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock and as of June 30, 1995, 238,800 shares had been purchased at an average price per share of $8.51.

The Company's short-term financing requirements are expected to be met by available cash at June 30, 1995, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facility for 1995 is a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the bank's prime lending rate.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Operating activities provided $280,000 of net cash for the six months ended June 30, 1995. The Company continues to closely monitor and improve its procedures with respect to collection of outstanding receivables and inventory levels reflect the increase necessary to support the upcoming selling season and new product introductions scheduled for shipment beginning in August of 1995.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended June 30, 1995.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

     The Company previously reported that the Town of Kearney had commenced an administrative proceeding against the fee owner and managing agent of a public warehouse located at 100 Central Avenue, South Kearney, New Jersey ("the South Kearney Warehouse"), where the Company is one of several lessees. Although the Company had been provided with a copy of an administrative order directing that the South Kearney Warehouse be vacated by January 13, 1995, the Town of Kearney granted the Company's request to remain in the South Kearney Warehouse until October 31, 1995.

     In July 1995 the Company entered into a lease for warehouse space at 60 Stults Road, South Brunswick, New Jersey (the "South Brunswick Warehouse"). The commencement date of the lease for the South Brunswick Warehouse is subject to vacation by the existing tenant, and receipt by the Company of certain local governmental approvals. Management believes that it will be able to vacate the South Kearney Warehouse and move into the South Brunswick Warehouse prior to October 31, 1995.

Items 2, 3, 4 and 5.

          These items are omitted as they are either not applicable or have been included in Part I.

Item 6.   Exhibits and Reports on Form 8-K

          None.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 1995.

                              JEAN PHILIPPE FRAGRANCES, INC.



                         By:  /s/ Russell Greenberg
                              ---------------------------------
                              Russell Greenberg,
                              Executive Vice President and
                              Chief Financial Officer