Form 10-Q
period 1995-09-30
JEAN PHILIPPE FRAGRANCES INC
filed 1995-11-14
CIK 822663

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

                                                    OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
       ________.


                          Commission File No. 0-16469

                        JEAN PHILIPPE FRAGRANCES, INC.
           ( Exact name of registrant as specified in its charter )


              Delaware                                      13-3275609
   (State or other jurisdiction of                      ( I.R.S. Employer
    incorporation or organization)                      Identification No.)


                 551 Fifth Avenue, New York, New York   10176
         (Address of Principal Executive Offices)          (Zip Code)

Registrants telephone number, including area code:    (212) 983-2640.

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

At November 10, 1995 there were 10,003,981 shares of common stock, par value $.001 per share, outstanding.


                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                 Page Number

Part I.   Financial Information

       Item I.   Financial Statements                                 1

                 Consolidated Balance Sheets as
                 of September 30, 1995 (unaudited)
                 and December 31, 1994 (audited)                      2

                 Consolidated Statements of
                 Income for the Three Month and
                 Nine Month Periods Ended
                 September 30, 1995 (unaudited) and
                 September 30, 1994 (unaudited)                       3

                 Consolidated Statements of
                 Cash Flows for the Nine
                 Month Periods Ended
                 September 30, 1995 (unaudited) and
                 September 30, 1994 (unaudited)                       4

                 Notes to Unaudited Financial
                 Statements                                           5

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                            7

Part II.   Other Information

       Item 1.   Legal Proceedings                                   11

       Item 4.   Submission of Matters to a Vote of
                 Security Holders                                    11

       Item 5.   Other Information                                   12

       Item 6.   Exhibits and Reports on Form 8-K                    13

Signatures                                                           13



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

       The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                              September 30,       December 31,
                                                  1995               1994
                                              ------------        -----------
Current assets:
     Cash and cash equivalents                 $ 5,629,959        $ 5,275,142
     Accounts receivable, net                   26,532,179         19,875,844
     Inventories                30,102,984         24,640,795
     Receivables, other                            642,489          1,936,618
     Other                         1,576,601          1,785,755
     Deferred tax benefit                          917,382            992,730
                                              ------------        -----------
          Total current assets                  65,401,594         54,506,884

Equipment and leasehold improvements, net        1,358,200          1,201,739

Other assets                                     1,262,967            584,437

Deferred tax benefit                               754,397            731,905

Intangible assets, net                          11,785,352         12,427,031
                                              ------------        -----------
                                               $80,562,510        $69,451,996
                                              ============        ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Loans payable, banks                      $11,975,460        $ 6,680,524
     Current portion of long-term debt             204,499            187,266
     Accounts payable                           16,810,337         14,646,998
     Income taxes payable                        1,558,620          1,764,892
                                               -----------        -----------
          Total current liabilities             30,578,916         23,279,680
                                               -----------        -----------

Long-term debt, less current portion               768,484            862,601
                                               -----------        -----------

Minority interests                               1,007,344            796,153
                                               -----------        -----------

Shareholders' equity:
     Common stock, $.001 par; authorized
       30,000,000 shares; outstanding
       10,003,981 and 10,242,786 shares
       at September 30, 1995 and
       December 31, 1994, respectively              10,004             10,243
     Additional paid-in capital                 20,510,060         20,407,574

     Retained earnings                          28,847,952         23,527,569
     Foreign currency translation adjustment       979,982            568,176
     Treasury stock, at cost, 735,503 and
       486,198 shares in 1995 and 1994,
       respectively                             (2,140,232)                 0
                                               -----------        -----------

                                                48,207,766         44,513,562
                                               -----------        -----------

                                               $80,562,510        $69,451,996
                                               ===========        ===========

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                                1995         1994         1995         1994
                             -----------  -----------  -----------  -----------
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)


Net sales                    $25,479,596  $22,108,443  $69,244,113  $52,064,840

Cost of sales                 13,514,405   11,281,658   35,361,205   27,448,500
                             -----------  -----------  -----------  -----------
Gross margin                  11,965,181   10,826,785   35,882,908   24,616,340

Selling, general and
  administrative               8,496,998    6,663,257   24,323,086   15,998,134
                             -----------  -----------  -----------  -----------
Income from operations         3,468,183    4,163,528    9,559,822    8,618,206

Other charges (income):
  Interest                       296,639      236,878      826,565      527,932
  Loss (gain) on foreign
    currency                     (87,506)     117,580      171,142      204,111
  Interest and dividend
    (income)                     (66,002)     (27,494)    (191,554)    (129,360)
  (Gain) on sale of stock of
    subsidiary                   (12,183)                  (32,064)    (112,955)
                             -----------  -----------  -----------  -----------

                                 130,948      326,964      774,089      489,728
                             -----------  -----------  -----------  -----------

Income before income taxes     3,337,235    3,836,564    8,785,733    8,128,478

Income taxes                   1,238,022    1,556,274    3,367,745    3,269,654
                             -----------  -----------  -----------  -----------
Net income before minority
  interest                     2,099,213    2,280,290    5,417,988    4,858,824

Minority interest in net
  income of consolidated
  subsidiary                      27,421       21,901       97,605 56,688
                             -----------  -----------  -----------  -----------

Net income                    $2,071,792   $2,258,389    5,320,383    4,802,136
                             ===========   ==========   ==========   ==========

Net income per common and
  common equivalent share          $0.20        $0.22        $0.51        $0.46
                             ===========   ==========   ==========   ==========


Number of common and common
  equivalent shares
  outstanding                 10,561,214   10,470,431   10,482,994   10,460,867
                             ===========   ==========   ==========   ==========

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine months ended
                                                           September 30,
                                                         1995         1994
                                                     -----------  -----------

Operating activities:
     Net income                                      $ 5,320,383  $ 4,802,136
     Adjustments to reconcile net income to
       net cash (used in) operating activities:
 Depreciation and amortization                 1,022,884      661,285
         Gain on sale of stock of subsidiary              32,064     (112,955)
         Minority interest in net income                  97,605       56,688
     Increase (decrease) in cash from changes in:
         Accounts receivable                          (5,736,355)  (7,906,596)
         Inventories                                  (4,512,189)  (8,275,428)
 Other assets                                    979,753   (1,596,567)
 Deferred tax benefit                            126,856
         Accounts payable                                963,339    8,687,618
 Income taxes payable                           (176,272)  (1,003,069)
                                                     -----------  -----------

           Net cash (used in) operating activites     (1,881,932)  (4,736,888)
                                                     -----------  -----------
Investing activities:
     Purchase of equipment and leasehold
       improvements                                     (489,667)    (543,335)
     Cash portion of trademark and license
       acquisitions                                      (65,413)  (8,873,193)

           Net cash (used in) investing activities      (555,080)  (9,416,528)
                                                     -----------  -----------
Financing activities:
     Increase in loan payable, bank                    4,944,936    5,331,511
     Proceeds from issuance of long-term debt                         457,966
     Repayment of long-term debt                        (189,200)    (253,280)
     Proceeds from sale of stock of subsidiary            67,200      211,935
     Proceeds from exercise of options and warrants      102,247      278,354
     Purchase of treasury stock                       (2,140,332)
                                                     -----------  -----------
           Net cash provided by financing activities   2,784,951    6,026,486
                                                     -----------  -----------

Effect of exchange rate changes on cash                    6,878        5,450
                                                     -----------  -----------
Increase (decrease) in cash and cash equivalents         354,817   (8,121,480)

Cash and cash equivalents at beginning of period       5,275,142    9,920,414
                                                     -----------  -----------

Cash and cash equivalents at end of period            $5,629,959   $1,798,934

                                                     ===========  ===========
Supplemental disclosure of cash flows information:

     Cash paid during the period for:
       Interest                                         $826,000     $528,000
       Income taxes                                    3,907,000    3,531,000

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


3.     Inventories:

       Inventories consist of the following:

                                             September 30,   December 31,
                                                 1995           1994
                                             ------------    -----------

       Raw Materials and component parts      $12,070,836    $10,537,381
       Finished goods                          18,032,148     14,103,414
                                             ------------    -----------
                                              $30,102,984     24,640,795
                                             ============    ===========

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                    Notes to Unaudited Financial Statements



4.     Subsequent events:

       On October 25, 1995, the Company took occupancy of its new 145,000 square foot distribution center at 60 Stults Road in Dayton, NJ. The premises have been leased by the Company for an eight year term and require monthly rental payments of $57,000, aggregating $684,000 per annum. In connection therewith, the Company anticipates spending approximately $1.0 million in equipment and improvements and incurring moving expenses of approximately $100,000 in the fourth quarter of 1995.

       In November 1995, the Company's majority owned subsidiary, Inter Parfums,

       S.A. agreed to sell to the public in France 308,000 shares of capital stock at FF 130 per share, which will raise net proceeds of FF 38,000,000 (or US $7.6 million). In connection with such offering, Inter Parfums Holding ("Holding"), a wholly-owned subsidiary of the Company and direct parent of Inter Parfums, will exercise its right to convert a portion of its convertible debt into 250,000 shares of capital stock of Inter Parfums at FF 80 per share. Other nonaffiliated security holders of Inter Parfums will also exercise similar conversion rights.

       This transaction is scheduled to close on November 16, 1995. As a result of such offering and related debt to equity conversions, the interest of the Company in Inter Parfums, as held by Holding, will be reduced from 90% to 77%. Further, the Company's share of the offering and conversion proceeds in excess of the carrying amount of the portion of the Company's investment sold of approximately $3.5 million will be reflected as a gain in the consolidated income statement in the fourth quarter of 1995. Deferred taxes have not been provided because application of available tax saving strategies would eliminate taxes on this transaction.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

The Company's long-term business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, have resulted in another record for quarterly growth in sales. Current quarter earnings, however, reflect the difficulties in the current retail environment and obstacles encountered in bringing our newly acquired lines to the profitability levels originally anticipated.

       Three Months Ended September 30, 1995 Compared to
       September 30, 1994

Net sales increased 15% to $25.5 million, as compared to $22.1 million in 1994. This increase reflects continued growth of our core Alternative Designer Fragrance lines and the fragrance lines of our foreign subsidiary. Sales in our color cosmetics lines during the three months ended September 30, 1995, have been below original expectations as a result of the difficulties in the current retail environment as well as a greater than expected level of returns resulting from the required change in the Uniform Product Code (UPC) from that of Chesebrough-Ponds to the Jean Philippe UPC. Sales generated by the Company's domestic operations increased 15% and sales by the Company's foreign subsidiaries increased 15%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 6%.

The Company continues to focus its sales efforts on development of new product categories for sale to our expanding customer base. Our Romantic Illusions line of Alternative Designer Fragrances, introduced in August 1995, has enjoyed initial success. The Company has either shipped, or has orders in house for shipment in the fourth quarter, product for such nationally recognized chains as Walmart, Revco, Rite Aid, CVS, and Ames Department Stores. The next new product the Company will bring to market will be the relaunch of the Aziza(Registered) hypo allergenic eye cosmetic line scheduled for initial distribution in February 1996. With efficient product development and a strong national sales force, the Company can now offer all customers its growing collection of fragrance, personal care and color cosmetics products.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Gross profit margin for 1995 was 47% of sales as compared to 49% in 1994. The decline in gross margin for the three month period is primarily the result of incremental closeout sales of discontinued or returned products at prices below our normal margins. While in the ordinary course of business the Company closes out such inventory, management has taken an increased initiative to reduce overall inventory levels. These efforts, which are expected to continue in the fourth quarter of 1995, are being executed to improve the Company's cash flow and in preparation of moving to our new distribution center in Dayton NJ. (See
Note 4 of Notes to Unaudited Financial Statements). The Company's business lines, excluding Cutex, generated a 44% gross margin in 1995 and 46% in 1994 as a result of such increased closeout sales.

Selling, general and administrative expenses represented 33% of net sales in 1995 as compared to 30% in 1994. The increase is primarily the result of promotion and advertising expenses required for certain new product lines and reflect the fact that sales in our color cosmetics lines during the three months ended September 30, 1995, have been below original expectations. Management is taking the steps it deems necessary in an effort to bring these product lines to an acceptable profitability level. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures.

Interest  expense  increased  to  $297,000 in 1995 from  $237,000  in 1994.  The
Company uses its available credit lines, as needed, to finance its working capital needs.

In the 1995 period, the Company had a foreign currency gain of $88,000 as compared to a loss of $118,000 for the 1994 period. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings.

The Company's effective income tax rate was 37% in 1995 and 41% in 1994. The decline in the effective rate for the period is the result of an adjustment of the 1994 tax accrual to reflect the actual tax owed according to the 1994 tax returns filed in September 1995.

Net income decreased 8% to $2.1 million in 1995, as compared to $2.3 million in 1994. Earnings per share for 1995 was $0.20, as compared to $0.22 for 1994.


The weighted average number of shares outstanding was 10,561,214 in 1995 and 10,470,431 in 1994.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

       Nine Months Ended September 30, 1995 Compared to
       September 30, 1994

Net sales increased 33% to $69.2 million, as compared to $52.1 million in 1994. This increase reflects the Company's ability to integrate new product lines with existing product offerings. Sales generated by the Company's domestic operations increased 35%. Such growth is partially the result of our recently acquired Cutex nail care and lip color product, line which did not exist for the first seven months of 1994, and the continued growth of our core Alternative Designer Fragrance lines and the fragrance lines of our foreign subsidiary.

Sales by the Company's foreign subsidiaries increased 30%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 21%. Such increase reflects new product introductions under the Ombre Rose and Burberrys labels.

Gross profit margin for 1995 increased to 49% of sales from 47% in 1994. Sales of Cutex products have to enabled the Company to improve overall gross margin. However, as discussed below, such sales require additional selling expenditures. The Company's business lines, excluding Cutex, generated a 46% gross margin in both 1995 and 1994.

Selling, general and administrative expenses represented 35% of net sales in 1995 as compared to 31% in 1994. The increase is primarily the result of promotion and advertising expenses required for certain new product lines. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures.

Interest  expense  increased  to  $827,000 in 1995 from  $528,000  in 1994.  The
Company uses its available credit lines, as needed, to finance its working capital needs.

As a result of the precipitous decline of the U.S. dollar relative to the French franc, which began in the third quarter of 1994, the Company incurred losses on foreign currency aggregating $171,000 in 1995 and $204,000 in 1994. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings.

The Company recognized a net gain on sale of stock of a subsidiary aggregating $32,000 in 1995 and $113,000 in 1994. The 1995 gain resulted from the conversion of debt into common stock of a consolidated subsidiary and the 1994 gain resulted from the sale of common stock of the consolidated subsidiary. Such issuances of shares has been accounted for as a gain on sale of stock of a subsidiary and is not part of a broader corporate reorganization contemplated by the Company. Although additional shares may be issued in the future, the Company has no plans to spin-off its subsidiary nor to repurchase the shares previously issued (See Note 4 of Notes to Unaudited Financial Statements).

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Company's effective income tax rate was 38% in 1995 and 40% in 1994.

Net income for the nine months ended September 30, 1995 increased 11% to $5.3 million compared to $4.8 million for the corresponding period of the prior year. Results include a net gain from the sale of common stock of a subsidiary of $32,000 in 1995 and $113,000 in 1994. Excluding such gain, net income increased 13% and earnings per share increased 11% to $0.50 per share compared to $0.45 per share for the corresponding period of the prior year.

The weighted average number of shares outstanding was 10,482,994 in 1995 and 10,460,867 in 1994.


       Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results. At September 30, 1995, working capital aggregated $34.8 million and the Company had cash and cash equivalents aggregating $5.6 million. The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock and as of September 30, 1995, 249,305 shares had been purchased at an average price per share of $8.58.

The Company's short-term financing requirements are expected to be met by available cash at September 30, 1995, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facility for 1995 is a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the bank's prime lending rate.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Operating  activities  used $1.9  million of net cash for the nine months  ended
September  30,  1995 as  compared  to $4.7  million  for the nine  months  ended
September 30, 1994. As the Company continues to monitor and improve its procedures with respect to collection of outstanding receivables and closely monitor inventory levels, the Company expects to see continued improvement in cash flow. Current inventory levels reflect the necessary quantities to support the upcoming selling season and new product introductions.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

On October 25, 1995, the Company took occupancy of its new 145,000 square foot distribution center at 60 Stults Road in Dayton NJ. The premises have been leased by the Company for an eight year term and require monthly rental payments of $57,000, aggregating $684,000 per annum. In connection therewith, the Company anticipates spending approximately $1.0 million in equipment and improvements and incurring moving expenses of approximately $100,000 in the fourth quarter of 1995.

See Note 4. of Notes to Unaudited Financial Statements with respect to an overseas public offering of capital stock of the Company's French subsidiary, Inter Parfums, S.A.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended September 30, 1995.


Part II.      Other Information

Item 1.       Legal Proceedings

The Company previously reported that the Town of Kearney had commenced an administrative proceeding against the fee owner and managing agent of a public warehouse located at 100 Central Avenue, South Kearney, NJ (the "South Kearney Warehouse"), where the Company is one of several lessees. Since the Company relocated its warehouse facility within the time frame provided by the Town of Kearney, such administrative proceeding no longer has any applicability to the Company.

Items 2 and 3.

These items are omitted as they are either not applicable or have been included in Part I.

Item 4.       Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders (the "Meeting") of Jean Philippe Fragrances, Inc. (the "Corporation"), was held on July 21, 1995 at 10:00 a.m., local time, at the offices of Jean Philippe Fragrances, Inc., 551 Fifth Avenue, New York, New York 10176.

(b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell A. Greenberg, Francois Heilbronn and Joseph A. Caccamo.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


A vote was taken and the results were as follows: 9,326,943 votes for Jean Madar, 55,898 withheld; 9,326,943 votes for Philippe Benacin, 55,898 withheld; 9,326,943 votes for Francois Heilbronn, 55,898 withheld; 9,326,943 votes for Russell Greenberg, 55,898 withheld; and 9,326,943 votes for Joseph A. Caccamo, 55,898 withheld. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

(c) (i) The second item of business was the resolution to adopt the 1994 Nonemployee Director Supplemental Stock Option Plan. The results of the voting were as follows:

       8,130,051 votes for the resolution,

       792,107 votes against and

       74,840 votes abstained.

A majority of the outstanding shares were cast for resolution no. 2, and the resolution was duly passed.

(c) (ii) The final item of business was the proposal to ratify the appointment of Richard A. Eisner & Company, the independent certified public accountants of the Corporation, for the current fiscal year. The results of the voting were as follows:

       9,336,361 votes for the resolution,

       29,230 votes against and

       17,250 votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, and the resolution was duly passed.

Item 5.       Other Matters

In November 1995, the Company's majority owned subsidiary, Inter Parfums, S.A. agreed to sell to the public in France 308,000 shares of capital stock at FF 130 per share, which will raise net proceeds of FF 38,000,000 (or US $7.6 million). In connection with such offering, Inter Parfums Holding ("Holding"), a wholly-owned subsidiary of the Company and direct parent of Inter Parfums, will exercise its right to convert a portion of its convertible debt into 250,000 shares of capital stock of Inter Parfums at FF 80 per share. Other nonaffiliated security holders of Inter Parfums will also exercise similar conversion rights.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

This transaction is scheduled to close on November 16, 1995. As a result of such offering and related debt to equity conversions, the interest of the Company in Inter Parfums, as held by Holding, will be reduced from 90% to 77%. Further, the Company's share of the offering and conversion proceeds in excess of the carrying amount of the portion of the Company's investment sold of approximately $3.5 million will be reflected as a gain in the consolidated income statement in the fourth quarter of 1995. Deferred taxes have not been provided because application of available tax saving strategies would eliminate taxes on this transaction.


Item 6.       Exhibits and Reports on Form 8-K

None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 1995.



                                   JEAN PHILIPPE FRAGRANCES, INC.


                            By:    /s/ Russell Greenberg
                                   -----------------------------------
                                   Russell Greenberg,
                                   Executive Vice President and
                                   Chief Financial Officer