Form 10-K
period 1995-12-31
JEAN PHILIPPE FRAGRANCES INC
filed 1996-03-29
CIK 822663

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                         REPORT ON FORM 10-K
(Mark one)
          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                     Commission File No. 0-16469

                    JEAN PHILIPPE FRAGRANCES, INC.
         (Exact name of registrant as specified in its charter)

         Delaware                                                13-3275609
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

551 Fifth Avenue, New York, New York                              10176
(Address of Principal Executive Offices)                          (Zip Code)

         Registrant's telephone number, including area code: (212) 983-2640.

         Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common
Stock, $.001 par value per share.

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price on March 25, 1996 of $7.375): $35,916,611.

         Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 25, 1996): 10,009,981.

         Documents Incorporated By Reference: None.


                                    PART I

Item 1. Business


Introduction

        Jean Philippe Fragrances, Inc. was organized under the laws of the State of Delaware in May 1985, maintains it executive offices at 551 Fifth Avenue, New York, New York 10176 and its telephone number is 212-983-2640. Unless the context otherwise indicates, the term "Jean Philippe" refers to the parent company, Jean Philippe Fragrances, Inc., and the term the "Company" refers to Jean Philippe Fragrances, Inc. and its consolidated majority-owned direct and indirect subsidiaries, Inter Parfums Holdings, S.A. ("IP Holdings"), Inter Parfums, S.A. ("Inter Parfums"), Inter Parfums Trademarks, S.A. (formerly Jean Desprez, S.A.) and Inter Parfums Cosmetiques (formerly Jean Desprez, S.A.); and the Company's wholly-owned subsidiaries, Elite Parfums, Ltd. ("Elite") and Jean Philippe Fragrances do Brasil, Ltda. ("Jean Philippe Brasil"), a limited liability company.

        The Company is a manufacturer and distributor of fragrances and cosmetics in the following niche markets: domestic and international brand name and licensed fragrances, alternative designer fragrances and mass market cosmetics.

        The Company is the owner of the Intimate(Registered), Parfums Molyneux(Registered) and Parfums Weil(Registered) fragrance lines, and Aziza(Registered), a hypo-allergenic line of eye cosmetics; is the exclusive licensee in the United States and Puerto Rico for Cutex(Registered) nail care (excluding nail polish remover) and lip products; and is world-wide licensee, manufacturer and distributor of the Burberrys(Registered), Ombre Rose(Registered) and Regine's(Registered) fragrance lines, the Jordache(Registered) line of fragrances and cosmetics and Chaz(Registered) fragrances for men.

        Inter Parfums markets its own line of moderately priced fragrances and certain licensed or brand name fragrances in approximately sixty (60) countries worldwide.

        The Company has in the past acquired, and may in the future seek to acquire, one (1) or more companies or divisions of companies in the fragrance or related business, or fragrance product lines or related products. Any and all discussions had by management to date have been at the inquiry, pre-negotiation level only, and no assurances can be given that: (i) management will pursue any transaction should a company, business, division, or product line become available; (ii) or if pursued, that any transaction will be consummated; or
(iii) if consummated, that such transaction will increase the Company's earnings.

Products and Selection

        -Alternative Designer Fragrances

        The Company produces and markets several lines of fragrances which it sells at a substantial discount from the high image, high retail cost brand name counterparts. Prior to producing and marketing a new alternative designer product, management of the Company looks for the existence of certain factors with respect to a particular designer fragrance: (i) high retail cost, (ii) substantial expenditure of advertising dollars and (iii) selective distribution. Management is of the opinion that the presence of all three (3) factors gives a reasonable degree of market presence for such designer fragrance. Management then seeks to create a similar scent which, together with creative packaging and steeply discounted prices, will create what the Company intends will be an appealing fragrance to be sold to mass market merchandisers and drug store chains at substantial discounts from the higher cost brand name fragrance.

        The Company's alternative designer fragrances are similar in scent to highly advertised designer fragrances that have been established in the retail market at a high retail price. These products are produced in the United States, and are intended to have an upscale image without a high retail price. The Company's alternative designer fragrances, which typically sell for under $5.00 at the retail level, are substantially discounted from the high cost of designer fragrances, which range from $30.00 to $200.00.

        Some of the alternative designer fragrances currently produced and marketed by the Company include: Fleur de Paris(Trademark), Radiance(Trademark), Elite 2(Trademark), Flight(Trademark), Dakota(Trademark), Memphis(Registered), Snow Silk(Registered), Duo(Trademark),
Sexation(Trademark) and Gold by Jean Philippe(Registered).

        Additionally, the Company markets complementary alternative designer fragrance products such as deodorant sticks, roll on deodorants and body sprays. New products are intended to be developed in accordance with market feasibility and demand. Management of the Company believes that demand for new alternative designer fragrances may be created when participants in the designer fragrance industry launch promotional campaigns for new products.

        -Brand Name and Licensed Fragrances

        The Parfums Weil and Parfums Molyneux world-wide family of trademarks were acquired in February 1994 by Inter Parfums, and cover a variety of moderately priced fragrance lines for distribution to perfumeries, and the fragrance lines are distributed in over thirty (30) countries world-wide. Parfums Molyneux, formed in 1927, has established a classic line of fragrances including Captain and Quartz, with representation in all major markets world-wide. Parfums Weil has enjoyed a similar history dating back to the early 1900's with its first production of a range of original perfumes presented in exquisite Baccarat bottles. Through the years the fragrance lines were modernized and expanded, and today include the trademarks Bambou, Antilope and Kipling, among others. Quartz by Molyneux has achieved wide acceptance in Central and South America. As a result, Inter Parfums will introduce a new fragrance, Quartz for men, in 1996. During 1995, Inter Parfums launched Fluer de Weil, a new fragrance developed by Inter Parfums following the trend of light floral notes associated with the Weil brand. Initial results for this new fragrance have been promising.

        In March 1994 the Company acquired from Revlon Consumer Products Corporation ("Revlon") the world-wide trademarks for the Intimate fragrance line, and entered into a 99 year royalty free license agreement with Revlon for the use of the trademark Chaz in connection with men's fragrances, deodorants and body sprays.

        The Intimate and Chaz brands cover a variety of moderately priced fragrances for mass market distribution, and are currently distributed in a number of countries throughout the world. The Intimate product line has been available for over forty (40) years and has gained a reputation for quality and value with women over forty (40) years of age.

        In July 1993 Inter Parfums acquired the exclusive world-wide license for Burberrys fragrances in accordance with the terms of a License Agreement entered into among Burberrys Limited as licensor, Inter Parfums as licensee and Jean Philippe as the guarantor of Inter Parfums obligations thereunder (the "Burberrys License Agreement"). The Burberrys License Agreement expires on December 31, 2003, subject to certain minimum sales requirements and royalty payments. In 1995 Inter Parfums completely redesigned all products under the Burberry's brand name, which achieved successful distribution in more than twenty (20) countries around the world.

        In July 1993 Inter Parfums acquired the exclusive world-wide license for Ombre Rose fragrances as well as other fragrances to be developed by Inter Parfums in accordance with the terms of a License Agreement entered into between Jean-Charles Brosseau S.A. as licensor and Inter Parfums as licensee (the "Brosseau License Agreement"). The Brosseau License Agreement is for a term of ten (10) years, subject to certain minimum sales requirements and royalty payments. The Ombre Rose line, with its classically designed bottle, continues to enjoy wide acceptance in the Far East and the United States.

        In addition, Inter Parfums acquired all of the then existing world-wide distribution rights for Ombre Rose fragrances, which had previously been granted to two (2) affiliated companies based in Miami, Florida, subject to continuing in effect certain sub-distribution agreements outside of the United States in accordance with their respective terms. As part of such transaction, Inter Parfums granted exclusive distribution rights in the United States, Canada and Puerto Rico to Fragrance Marketing Group, Inc., an affiliate of the former distributors of Ombre Rose, for the same term of the Brosseau License Agreement, subject to certain minimum purchase requirements. Jean Philippe has guaranteed the obligations of Inter Parfums under such agreements.

        In January 1990 the Company obtained the exclusive right to use the trademark Jordache(Registered) from Jordache Enterprises, Inc. ("Jordache") in connection with the manufacturing, marketing and distribution of fragrances and cosmetics in the United States. The Company also received the license to manufacture, market and distribute fragrances and cosmetics in various territories abroad, which territories are to become exclusive in nature upon the commencement of substantial bona fide sales in each such territory. The initial term of the license was for five and a half (5-1/2) years and ended on June 30, 1995. In addition the license agreement provides the Company with the right to renew the license for ten (10) annual renewal terms, subject to certain minimum sales and royalty payment requirements. In the first quarter of both fiscal 1995 and 1996, the Company elected to renew the Jordache license for the next annual period. Since obtaining the right to use the Jordache trademark, the Company has created and produced, and presently markets, a Jordache(Registered) product line, which consists of a collection of moderately priced fragrances and cosmetics (lipstick and nail polish) geared to the youth market.

        In February 1989 the Company became the exclusive world wide distributor for a new fragrance called Regine's, which is sold internationally in approximately sixty (60) countries. The Regine's fragrance was developed by Inter Parfums, the first original fragrance to be created and marketed by the Company. Inter Parfums markets Regine's, Zoa(Trademark) and Jimmy'z (the Regine's men's fragrance) outside the United States and Canada.

        In March 1996, the Company, through its indirect, majority-held subsidiary, Parfums Jean Desprez, S.A. and its wholly-owned subsidiary, Jean Desprez, S.A., sold to Parlux Fragrances, Inc. all of the trademarks and related intellectual property rights, equipment, ancillary assets and inventory of the Bal`a Versailles and Revolution `a Versailles lines, among others. In addition, Parfums Jean Desprez and Jean Desprez on behalf of themselves and their parent and affiliated corporations, agreed not to create alternative designer fragrances with similar packaging to the Bal`a Versailles and Revolution `a Versailles, lines. The aggregate consideration paid by the purchaser was $4.95 million (which included $1.8 million of inventory at cost), payable $1.575 million in cash at closing and $3.375 million in installments over a nine (9) month period without interest. Inter Parfums, the parent of Parfums Jean Desprez, paid approximately $3.1 million in excess of the tangible assets of the companies acquired, for the outstanding capital stock of Parfums Jean Desprez in July 1994.



        -International Fragrances

        Inter Parfums creates, produces and markets its proprietary line of fragrances designed to appear expensive, with attractive bottling and packaging, but sold in the middle market. Typical proprietary fragrances sold by Inter Parfums retail between U.S.$10.00 to $15.00.

Mass Market Cosmetics

        On August 1, 1994 Jean Philippe entered into a license agreement with Chesebrough-Pond's, Inc. for the exclusive rights to manufacture and market Cutex(Registered) nail care (excluding nail polish remover) and lip color products in the United States and Puerto Rico (the "Cutex License"). The Cutex License provides for an initial term of seven (7) years together with three
(3) annual renewal periods, and either party may cancel the agreement if certain minimum annual sales levels are not achieved. The Cutex License also provides for the payment of royalties based upon net sales and minimum annual royalty payments.

        The Cutex License contemplates certain minimum sales levels over the life of the agreement, which would constitute a material increase over the Company's recent level of net sales. However, sales of Cutex products have been substantially below that set forth in the Cutex License, and product returns have been substantially higher than anticipated. As a result of disappointing sales in the Cutex lip color line, the Company decided to discontinue production of the line in October 1995. As a result, the Company has taken a nonrecurring charge aggregating $2.2 million, before taxes, in the fourth quarter of 1995. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation"). This charge represents a writedown of current lip product inventory and the effect of potential customer returns or markdowns which may be required on lip products in 1996. The discontinued lip color line did not contribute to net sales in 1995 as customer returns exceeded new product shipments.

        Further, the Company and the licensor of Cutex have agreed to a reduction in the minimum annual royalties payable under the Cutex License. The Company believes that such relief along with the discontinuance of the lip color line will enable the Company to direct all Cutex marketing efforts and resources to building upon the core nail care business for which Cutex is famous.

        In February 1996 the Company relaunched the Aziza(Registered) brand hypo-allergenic line of eye cosmetics through mass market distribution. The new Aziza line was completely modernized and includes thirty-six (36) of the historically most popular and best selling mascaras, eyeliners and eyeshadows. The Company acquired the world-wide rights to the brand name Aziza in June 1994 from Chesebrough-Pond's USA, Unilever N.V. and various affiliates of Unilever N.V. for nominal consideration.

        Also in the mass market cosmetics category, the Company has created, produced and markets a Jordache(Registered) line of cosmetics (lipstick and nail polish), which is geared to the youth segment of such market.

        The Company's Cutex nail care, Jordache cosmetic and Aziza lines are presently distributed in approximately 20,000 mass market outlets.

Production and Supply

        A substantial portion of the Company's products are produced by the Company either in the United States or France. Although the Company does not own a factory or production plant, it acts as a general contractor, and supervises each stage of production from the creation of the fragrance, design and creation of the bottle, dispenser or container, filling of same, packing and shipping, all as performed by various subcontractors. Management believes that its relationships with such subcontractors are good, and that there are sufficient alternatives should one or more subcontractors become unavailable.

Inventory

        The Company purchases its raw materials and component parts from suppliers based upon internal estimates of anticipated need for finished goods, which enables the Company to meet its production requirements for finished goods. The Company generally delivers customer orders within seventy-two (72) hours of their receipt.

Sales and Marketing

        The broad array of Company product lines permits the Company to market fragrances and cosmetics to all levels of distribution -- the alternative designer fragrances, Cutex and Jordache cosmetics at mass market, the Inter

Parfums proprietary line at the moderately priced level and the Company's brand name and licensed designer fragrances at the high end.

        The Company markets its alternative designer fragrances and personal care products and its Cutex and Jordache product lines through in-house sales executives to mass merchandisers, major drugstore chains, supermarket chains, "specialty store chains" (multiple outlets of accessories, jewelry and clothing), and wholesalers. The Company's alternative designer products are presently being sold in approximately 18,000 retail outlets, and the Cutex, Aziza and Jordache product lines are presently being sold in approximately 20,000 retail outlets.

        In addition, the Company has established an electronic ordering system, or Electronic Data Interface ("EDI"), which permits the Company to receive orders for products via computer modem, as opposed to hard copy purchase orders, from certain major retailers. Management believes that EDI facilitates the receipt and processing of customer orders.

         Mass market merchandisers and major drug chains are the most established markets for all of Jean Philippe's product lines, and are the traditional points of distribution for them. The ultimate market for this business segment is the general public. Some of the mass market merchandisers, major drug store chains and supermarket chains which are presently carrying the Company's products include: Walmart, KMart, Walgreen's, Revco, Rite Aid, Winn Dixie, CVS, Publix, and Thrifty Drugs.

        Another market for the Company's products consists of distributors and wholesalers, which service independent stores. Often, the trends in this business segment mirror those of major drug store chains and mass market retailers. The Company uses the same marketing strategy of providing quality products coupled with flexible programs (i.e., discounts, extended payment terms) in order to compete with other alternative fragrance companies.

        During fiscal years ended December 31, 1995, 1994 and 1993, no customer accounted for ten percent (10%) or more of sales on a consolidated basis.

Foreign Sales and Marketing

        Marketing and sales of the Company's brand name and licensed designer fragrance line are conducted through independent distributors, in-house executives and international agents and importing companies and such products are sold in approximately sixty (60) countries world-wide. Generally, marketing and advertising are subject to approval of the respective licensors. Advertising for the Company's designer fragrance lines appear in high fashion magazines and to a lesser extent on television in France and the Middle East.

        Inter Parfums maintains its own in-house sales force with executives who are generally responsible for marketing the Inter Parfums designer fragrance lines in specific territories. In France, the Inter Parfums designer fragrance lines are sold in approximately 1000 perfumeries.

        Inter Parfums markets its middle market proprietary fragrances to wholesalers in France, and to distributors and importers predominantly in the Middle East, Far East, Central America and South America through in-house sales executives.

        In October 1995 the Company commenced marketing its alternative designer fragrance and Jordache lines through a newly formed limited liability company organized in Brazil, Jean Philippe Brasil.

        See Note "J" to the Consolidated Financial Statements for information regarding the Company's operations by geographic areas.

Product Liability

        The Company maintains product liability coverage in an amount of $3,000,000, which it believes is adequate to cover substantially all of the exposure it may have with respect to its products. The Company has never been the subject of any material product liability claims.

Competition

        The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. At the present time, management is aware of approximately five (5) established companies which market similar alternative designer fragrances. The Company believes that the quality of its fragrance products, as well as its ability to quickly and efficiently develop and distribute new products, will enable it to continue to effectively compete with these companies.

        The market for name brand and budget color cosmetics is highly competitive, with several major cosmetic companies marketing similar products, many with substantial financial resources and national marketing campaigns. The Company has experienced competitive pressures in this market, and it may be difficult for the Company to significantly increase the market share of its brands against this competition. However, management believes that brand recognition of its Cutex, Aziza and Jordache lines, together with the quality and competitive pricing of its products, should enable it to compete with these companies.

        However, especially in the area of high priced, original designer fragrances, there are products which are better known than the products produced for or distributed by the Company. There are also many companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than the Company, as well as greater name recognition, and the ability to develop and market products competitive with those distributed by the Company. For these reasons, it may be particularly difficult for the Company to successfully increase market share in the high priced, original designer fragrance market.

Government Regulation

        A fragrance is a "cosmetic" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act, and the regulations thereunder. Certain of the Company's Cutex brand color cosmetic products contain menthol, and are also classified as a "drug," as the categories of cosmetic and drug are not mutually exclusive. Additional regulatory requirements for such products include additional labeling requirements, registration of manufacturer and semi-annual update of drug list.

        The Company's fragrances are subject to approval of the Bureau of Alcohol, Tobacco and Firearms as the result of the use of specially denatured alcohol. To date the Company has not experienced any difficulties in obtaining such approval.

Trademarks

        In the United States the Company's registered trademarks include Intimate, Aziza, Beverly, Fire by Jean Philippe(Registered), Fashion Mood(Registered), Snow Silk(Registered) and Memphis(Registered). In addition, the Company has various trademark applications pending. In addition, under various license agreements the Company has the right to use the registered trademark Cutex in the United States and Puerto Rico, and the registered trademarks, Burberrys, Ombre Rose, Chaz, Regine's and Jordache both in the United States and abroad.

        Outside of the United States and Canada, the Company owns the following registered trademarks: Intimate, Aziza, the Parfums Molyneux family of trademarks, including Captain, Quartz and Lord, and the Parfums Weil family of trademarks, including Bambou, Antilope and Kipling. See "Business-Products and Selection".

Employees

        As of March 15, 1996 Jean Philippe had eighty-three (83) full-time domestic employees. Of these, seventeen (17) were engaged in sales activities, and sixty-six (66) in administrative and marketing activities.

        As of March 15, 1996 Inter Parfums and its foreign subsidiaries had forty-five (45) full-time employees. Of these, fourteen (14) were engaged in sales activities, and thirty-one (31) in administrative and marketing activities.

        The Company believes that its relationships with its employees are satisfactory.

Item 2. Properties

        The Company's domestic offices are located in approximately 12,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a five (5) year term ending in April 1997, at a monthly rental of approximately $17,000, which is subject to escalations.

        The offices of Inter Parfums and the Company's other French subsidiaries are located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to two (2) leases. The first lease, for approximately 4,000 square feet, expires in September 1996, with an annual rental of 775,000 French francs (or approximately $155,000) for such period. Inter Parfums has options to renew for two (2) additional three (3) year periods, with annual rental commencing at 800,000 French francs (approximately $160,000). Rent is subject to escalations. The second lease, for approximately

2,000 square feet, is for a term which expires in March 1997, with annual rentals of 410,650, 439,300 and 458,400 French francs (approximately $83,300, $87,900 and $91,000 for the three (3) year period. Inter Parfums has options to renew for two (2) additional three (3) year periods, with annual rental commencing at 477,500 French francs (or approximately $95,500). Rent is subject to escalations.

        Management of the Company is of the belief that the Company's executive office facilities are satisfactory for its present needs and those for the foreseeable future.

        On October 25, 1995, the Company took occupancy of its new 145,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. The premises have been leased by the Company for an eight (8) year term and require monthly rental payments of $57,000, aggregating $684,000 per annum. In connection therewith, the Company has expended approximately $1.0 million in equipment and improvements and incurred moving expenses of approximately $50,000 in the fourth quarter of 1995. Management of the Company is of the belief that the Company's distribution center is satisfactory for its present needs and those for the foreseeable future.

Item 3. Legal Proceedings

        There is no material litigation pending or, to the knowledge of the Company, threatened to which the property of the Company is subject or to which the Company may be a party.

Item 4. Submissions Of Matters To A Vote Of Security Holders

        Not applicable.



                                    PART II

Item 5. Market For Registrant's Common Equity
        And Related Stockholder Matters

        The Company's Common Stock, $.001 par value per share ("Common Stock") is traded on The Nasdaq Stock Market under the symbols "JEAN". The following table sets forth in dollars, the range of high and low closing prices for the past two (2) fiscal years for the Company's Common Stock.


  Fiscal 1995                High Closing Price             Low Closing Price
  Fourth Quarter                    $10.50                         $ 8.13
  Third Quarter                     $11.75                         $10.63
  Second Quarter                    $10.88                         $ 8.75
  First Quarter                     $ 9.00                         $ 7.31


  Fiscal 1994                High Closing Price             Low Closing Price
  Fourth Quarter                    $ 9.00                         $ 6.88
  Third Quarter                     $11.00                         $ 8.63
  Second Quarter                    $11.88                         $ 9.88
  First Quarter                     $12.75                         $ 9.75



        As of March 1, 1996, the number of record holders (brokers and broker's nominees, etc.) of the Company's Common Stock was 133. Management believes that there are approximately 2400 beneficial owners of the Company's Common Stock.

Dividends

        Jean Philippe has not paid cash dividends since inception and management of the Company does not foresee Jean Philippe paying cash dividends in the foreseeable future as earned surplus is to be retained as working capital for anticipated growth. The revolving credit agreement with the Company's primary institutional lender generally prohibits the payment of cash dividends in excess of fifty (50%) percent of the Company's net income.


Item 6. Selected Financial Data

        The following selected financial data have been derived from the Company's financial statements, and should be read in conjunction with such financial statements, including the footnotes relating thereto, referred to in
Item 8 of this Form 10-K.

                                                             Years Ended December 31
                                                (In Thousands Except Share and Per Share Data)
                                       --------------------------------------------------------------------
                                         1995         1994            1993            1992           1991
                                       -------       -------         --------        -------        -------

Income Statement Data:
Net sales                              $93,669        $75,079         $59,546         $43,688        $25,465
Cost of Sales                           48,703         39,036          32,964          24,536         14,042
Selling, General and Administrative     32,990         23,773          15,814          12,479          8,229
Income before taxes and minority
interest                                12,380         11,679          11,240           6,669          2,911
Net income                               9,038          7,275           7,099           4,278          1,862
Net income per common and common
 equivalent share                         $.87(1,2)      $.70(1)         $.70(1)         $.50           $.27

Weighted average number of
 common and common equivalent
 shares outstanding                 10,438,896     10,454,555      10,132,628       8,641,393      7,020,099


                                                                  As at December 31
                                               (In Thousands Except Share and Per Share Data)
                                  -----------------------------------------------------------------------
                                  1995            1994             1993             1992             1991
                                 -------         -------         --------         -------          -------

Balance Sheet Data:
Working Capital                  $41,363         $31,226          $31,967          $17,250          $ 7,349
Total Assets                      84,001          69,451           49,909           31,807           19,684
Long Term Debt                       596             862              424              -0-              313
Shareholders' equity              51,976          44,513           33,774           18,488            8,181


-----------------------
     1 Includes a net gain of $3.3 million or $.32 per share, $221,000 or $.02 per share, $645,000 or $.06 per share for the years ended December 31, 1995, 1994 and 1993, respectively, resulting from the sale of common stock of a subsidiary.

     2 Includes a nonrecurring charge, net of taxes, of $1.3 million or $.13 per share, relating to the discontinuance of a product line.



Item 7. Management's Discussion And Analysis Of
  Financial Condition And Results Of Operation

        The Company's long-term business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, has enabled the Company to report another record year for growth in sales. However, current year earnings excluding the gain on sale of stock of subsidiary, reflect the obstacles encountered in bringing the newly acquired Cutex nail care and lip color lines to the profitability levels originally anticipated. As discussed in more detail below, current earnings reflect a nonrecurring charge of $2.2 million, before taxes, relating to the discontinuance of the Cutex lip color line in October 1995.

1995 as Compared to 1994

        Net sales increased 25% to $93.7 million, as compared to $75.1 million in 1994. This increase reflects the Company's ability to integrate new product lines with existing product offerings. Sales generated by the Company's domestic operations increased 19%. Such growth is the result of the August 1994 acquisition of the Cutex nail care and lip color line, and the continued growth in the core Alternative Designer Fragrance lines.

        Net sales generated by Cutex product lines increased $5.3 million over 1994 net sales. This increase was well below original expectations as the result of excessive product returns caused in part from the required change in the Uniform Product Code from that of Chesebrough-Ponds and disappointing sales of the lip color line.

        In October 1995 the Company decided to discontinue production of the lip color line and as a result, has taken a nonrecurring charge aggregating $2.2 million, before taxes, in the fourth quarter of 1995. This charge represents a writedown of current lip product inventory and the effect of potential customer returns or markdowns which may be required on lip products in 1996. The discontinued lip color line did not contribute to net sales in 1995 as customer returns exceeded new product shipments.

        As a result of the issues relating to the Cutex product lines, the Company and the licensor have agreed to a reduction of the minimum royalties payable under the Cutex license. The Company believes that such relief along with the discontinuance of the lip color line will enable the Company to direct all Cutex marketing efforts and resources to building upon the core nail care business for which Cutex is famous.

        Sales by the Company's foreign subsidiaries increased 36%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 22%. Such increase reflects new product introductions under the Ombre Rose and Burberrys labels and initial sales by Jean Philippe Brasil, the Company's recently organized Brazilian subsidiary, which commenced operations in October 1995.

        The Company continues to focus its sales efforts on development of new product categories for sale to our expanding customer base. The February 1996 relaunch of the Aziza(Registered) hypo allergenic eye cosmetic line is well under way.

        Gross profit margin was 48% in both 1995 and 1994. Ordinarily, increased sales of Cutex products would have enabled the Company to improve overall gross margin. However, with the excessive customer returns experienced in 1995, markdowns and inventory writedowns of returned products were necessary. In addition, gross margin has been negatively impacted from incremental closeout sales of discontinued or returned product at reduced prices. While in the ordinary course of business the Company closes out such inventory, management had taken an increased initiative to reduce excess inventory to improve the Company's cash flow and in preparation of moving to our new distribution center in Dayton NJ. The Company's business lines, excluding Cutex, generated a 46% gross margin in both 1995 and 1994.

        Selling, general and administrative expenses represented 35% of net sales in 1995 as compared to 32% in 1994. The increase is primarily the result of promotion and advertising expenses required for the Cutex product lines and reflect the fact that sales of the Cutex color lines have been below original expectations. Management is taking the steps it deems necessary to bring these product lines to an acceptable profitability level. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures.

        Interest expense increased to $1.1 million in 1995 from $0.8 million in 1994. The Company uses its available credit lines, as needed, to finance its working capital needs.

        The Company realized a gain on foreign currency aggregating $197,000 in 1995 as compared to a loss of $161,000 in 1994. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings.

        The Company recognized a net gain on sale of stock of a subsidiary aggregating $3.3 million in 1995 and $0.2 million in 1994. The 1995 gain resulted primarily from the public offering by Inter Parfums, in France, of 308,000 shares of its common stock. The 1994 gain also resulted from the sale of common stock by Inter Parfums. Such sales of shares has been accounted for as a gain on sale of stock of a subsidiary and is not part of a broader corporate reorganization contemplated by the Company. Although additional shares may be issued in the future, the Company has no plans to spin-off its subsidiary nor to repurchase the shares previously issued. (See Liquidity and Financial Resources).

        The Company's effective income tax rate was 26% in 1995 and 37% in 1994. Both the 1995 and 1994 tax rates were favorably impacted as deferred taxes were not required to be provided on the gain on sale of stock by Inter Parfums. Excluding such gain the Company's effective tax rate was 35% in 1995 and 37% in 1994.

        Net income for the year ended December 31, 1995 increased 24% to $9.0 million compared to $7.3 million for the year ended December 31, 1994. Results for 1995 include a nonrecurring charge of $1.3 million, on an after tax basis, relating to the discontinuance of the lip color line. Results also include a net gain from the sale of common stock of a subsidiary of $3.3 million in 1995 and $0.2 million in 1994. Excluding the nonrecurring charge and such gains, net income was $7.1 million or $0.68 per share in 1995 and in 1994.

        The weighted average number of shares outstanding was 10,438,896 in 1995 and 10,454,555 in 1994.

1994 as Compared to 1993

        Net sales increased 26% to $75.1 million, as compared to $59.5 million in 1993. The results for 1994 reflect the Company's success in integrating new product lines with pre existing product offerings, and creating greater opportunities to serve the needs of its customers. Sales generated by the Company's domestic operations increased 12%. Such growth reflects the positive impact of the recently acquired Cutex lip and nail product line and the negative impact of store closings of one of the Company's larger customers.

        Sales by the Company's foreign subsidiaries increased 62%; at comparable foreign currency exchange rates, sales by the Company's foreign subsidiaries increased 59%. Such increase reflects contributions from the Ombre Rose and Burberrys license agreements as well as the Parfums Molyneux and Parfums Weil fragrance lines.

        In connection with the Company's recent acquisitions and license agreements, the Company has restructured its retail sales force and has added additional experienced salespeople. The Company's primary efforts are now focused on capitalizing on its expanding list of customer relationships. With efficient product development and a strong national sales force, the Company can now offer to all of its customers, its growing collection of fragrance, personal care and color cosmetic products.

        Gross profit margin for 1994 increased to 48% of sales from 45% in 1993. The Company's decision to purchase certain raw materials and component parts for its domestic operations at lower domestic prices continued to benefit the Company's gross margin throughout 1994. In addition, initial sales of Cutex products have enabled the Company to further improve its gross margin; without such sales gross profit margin would have been 46%.

        Selling, general and administrative expenses represented 32% of net sales in 1994 as compared to 27% and 1993. The increase is primarily the result of expenses incurred in connection with the restructuring of the Company's sales force and the transition of all of the Company's new product lines into its existing domestic and international business operations. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures.

        Interest expense increased to $803,000 in 1994 from $619,000 in 1993.The Company uses its available credit lines, as needed, to finance its working capital needs.

        In 1994, as a result of the decline of the U.S. dollar relative to the French franc, the Company incurred a loss on foreign currency of $161,000 as compared to a gain of $179,000 in 1993. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings. No material hedge transactions were entered into during 1994.

        Gain on sale of stock of subsidiary aggregated $221,000 in 1994 as compared to a gain of $645,000 1993. The 1993 gain resulted from the issuance by Inter Parfums of 7.65% of its common stock. In 1994, an additional 10,000 shares were sold to enable the stock of Inter Parfums to commence trading in the over-the-counter stock market in Paris, and 11,536 shares were issued pursuant to the conversion terms of Inter Parfum's long-term debt. These issuances of shares by Inter Parfums have been accounted for as a gain on sale of stock of subsidiary; the issuances are not part of a broader corporate reorganization contemplated by the Company. Although additional shares may be issued in the future the Company has no plans to spin-off its subsidiary nor repurchase the shares previously issued.

        The Company's effective income tax rate increased to 37.1% in 1994 from 36.8% in 1993. Both 1994 and 1993 were favorably impacted as deferred taxes were not required to be provided on the gain from issuance of common stock by Inter Parfums.

        Net income for the year ended December 31, 1994 was $7.3 million compared to $7.1 million for the year ended December 31, 1993. Results for the year include a net gain from the sale of common stock of a subsidiary of $221,000 or $0.02 per share in 1994 and $645,000 or $0.06 per share in 1993.
Excluding such gain, net income increased 9.3% to $7.1 million or $0.68 per share compared to $6.5 million or $0.64 per share for the year ended December 31, 1993.

        The weighted average number of shares outstanding increased 3% to 10,454,555 in 1994 from 10,132,628 in 1993. This increase is primarily the result of the issuance of common stock in connection with the February 1994 acquisition of Parfums Molyneux and Parfums Weil.

Liquidity and Financial Resources

        The Company's financial position continues to show solid strength as a result of profitable operating results. At December 31, 1995, working capital aggregated $41.4 million and the Company had cash and cash equivalents aggregating $14.2 million. The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock and as of December 31, 1995, 324,305 shares had been purchased at an average price per share of $8.91. Through February 1996 an additional 138,000 shares were purchased at an average price per share of $7.85.

        In November 1995, the Company's majority owned subsidiary, Inter Parfums sold to the public in France 308,000 shares of its capital stock at 130 French francs per share. Net proceeds of such offering aggregated 36.5 million French francs ($7.6 million U.S.). In connection with such offering, Inter Parfums Holding ("Holding"), a wholly-owned subsidiary of the Company and direct parent of Inter Parfums, exercised its right to convert a portion of its convertible debt into 250,000 shares of capital stock of Inter Parfums at 80 French francs per share.

        As a result of such offering and related debt to equity conversions, the interest of the Company in Inter Parfums, as held by Holding, was reduced from 90.64% to 76.72%.

        The Company's short-term financing requirements are expected to be met by available cash at December 31, 1995, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facility for 1996 is a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the bank's prime lending rate.


        Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

        Operating activities provided $2.8 million of net cash in 1995 as compared to $2.1 million in 1994. As the Company continues to monitor and improve its procedures with respect to collection of outstanding receivables and closely monitor inventory levels, the Company anticipates continued improvement in cash flow. Current inventory levels reflect the necessary quantities to support the upcoming selling season and new product introductions.

        On October 25, 1995, the Company took occupancy of its new 145,000 square foot distribution center at 60 Stults Road in Dayton NJ. The premises have been leased by the Company for an eight year term and require monthly rental payments of $57,000, aggregating $684,000 per annum. In connection therewith, the Company has invested approximately $0.7 million in equipment and improvements and expects to invest an additional $0.3 million in 1996.

        Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the year ended December 31, 1995.




Item 8. Financial Statements and Supplementary Data

        The required financial statements commence on page F-1.

Supplementary Data


                                                                Quarterly Data (Unaudited)
                                                            For the year ended December 31, 1995
                                                       (In Thousands Except Share and Per Share Data)
                                        --------------------------------------------------------------------
                                          1st            2nd             3rd             4th
                                        Quarter        Quarter         Quarter         Quarter       Full Year
                                        -------        -------         -------         -------       ---------
Net sales                                $21,612        $22,152         $25,480         $24,425        $93,669
Cost of Sales                             10,660         11,187          13,514          13,342         48,703
Net income                                 1,621          1,628           2,072           3,717          9,038
Net income per common and
 common equivalent share                  $.16           $.16            $.20          $.361,2        $.871,2
Number of shares outstanding           10,429,287     10,458,483      10,561,214      10,306,599     10,438,896



                                                             Quarterly Data (Unaudited)
                                                          For the year ended December 31, 1994
                                                    (In Thousands Except Share and Per Share Data)
                                       -----------------------------------------------------------------------
                                          1st            2nd             3rd             4th
                                        Quarter        Quarter         Quarter         Quarter       Full Year
                                        -------        -------         -------         -------       ---------
Net sales                               $14,126        $15,230         $22,109         $23,014        $75,079
Cost of Sales                             7,999          8,168          11,282          11,587         39,036
Net income                                1,221          1,323           2,258           2,473          7,275
Net income per common and
 common equivalent share                 $.12(3)         $.13            $.22           $.24(4)        $.70(5)
Number of shares outstanding           10,373,760     10,538,411      10,470,431      10,426,054     10,454,555

Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure

        Not applicable.

-------------------------------

     1 Includes a net gain of $3.3 million or $.32 per share resulting from the sale of common stock of a subsidiary.

     2 Includes a nonrecurring charge, net of taxes, of $1.3 million or $.13 per share, relating to the discontinuance of a product line.

     3 Includes a net gain of $113,000 or $.01 per share resulting from the sale of common stock of a subsidiary.

     4 Includes a net gain of $108,000 or $.01 per share from the sale of common stock of a subsidiary.

     5 Includes a net gain of $221,000 or $.01 per share from the sale of common stock of a subsidiary



                               PART III

Item 10. Executive Officers And Directors Of Registrant

        As of March 1, 1996, the executive officers and directors of the Company were as follows:

               Name                              Position

            Jean Madar                     Chairman of the Board
                                        and Director General of Inter
                                                  Parfums

            Philippe Benacin               Vice Chairman of the Board,
                                        President and President of Inter
                                                  Parfums

            Russell Greenberg              Director, Executive Vice
                                         President and Chief Financial
                                                   Officer

            Francois Heilbronn                     Director

            Joseph A. Caccamo                      Director

            Bruce Elbilia                   Executive Vice President

            Wayne C. Hamerling              Executive Vice President

            Terrence H. Augenbraun          Executive Vice President

            Jaime Resnik                    Executive Vice President

        The directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. With the exception of Mr. Benacin, the officers are elected annually by the directors and serve at the discretion of the board of directors. See "Item 11. Executive Compensation- Employment Agreement". There are no family relationships between executive officers or directors of the Company.

        The following sets forth biographical information as to the business experience of each executive officer and director of the Company for at least the past five (5) years.

Jean Madar

        Jean Madar, age 35, a Director, has been the Chairman of the Board of Directors (since inception), and a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums; and was previously the managing director of Inter Parfums, from September 1983 until June 1985. At Inter Parfums, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of

Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

     Mr. Benacin, age 37, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, has been the President of Inter Parfums for more than the past five (5) years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983. Mr. Benacin filed a Form 5 in which he indicates that he neglected to file a Form 4 disclosing the exercise of an option and the repurchase of such shares by the Company pursuant to its stock repurchase program.

Russell Greenberg

        Mr. Greenberg, age 39, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Since graduating from The Ohio State University in 1980, he has been employed in public accounting. From July 1987 through June 1992, he was employed as a manager with Richard A. Eisner & Company, the independent accountants of the Company.

Francois Heilbronn

        Mr. Heilbronn, age 35, a Director, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently working as a consultant for the firm of M.M. Friedrich, Heilbronn & Fiszer, of which he is a partner. He was formerly employed by The Boston Consulting Group, Inc. from 1986 through 1991 as a management consultant. He graduated from Institut D'Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

        Mr. Caccamo, age 40, a Director, has been a practicing attorney since 1981. From May 1987 through February 1991, he was an associate of Parker Chapin Flattau & Klimpl, New York City, and from February 1991 through August 1991, he was of counsel to Brandeis, Bernstein & Wasserman, New York City. In September 1991 he founded Joseph A. Caccamo Attorney at Law, P.C., which is counsel to the Company. He is also a director of Hydron Technologies, Inc., a company primarily engaged in the development of cosmetic/personal care products, which has its common stock listed on The Nasdaq Stock Market.

Bruce Elbilia

        Mr. Elbilia, age 36, Executive Vice President joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. In 1994 Mr. Elbilia became head of international sales and marketing for Jean Philippe, and has expanded Jean

Philippe's export sales to South America, the Middle East and Eastern Europe. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C., which he attended from 1977-1981.

Wayne C. Hamerling

        Mr. Hamerling, age 39, was Vice-President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over fifteen (15) years experience in the fragrance and cosmetic business. From 1980 through 1983 he was employed by Rite Aid Drug Stores; from 1983 through 1985, he was the Senior Buyer for Valley Fair Stores, and from 1985 through May 1987, he was the National Sales Manager for Happy Valley Fragrances.

Terrence H. Augenbraun

        Mr. Augenbraun, age 51, who became an Executive Vice President of the Company in June 1994, is in charge of the Company's Premier Fragrances division, which markets name brand fragrances and cosmetics, domestically. Mr. Augenbraun has been in the fragrances and cosmetics business for more than the past five
(5) years, and from 1992 through June 1994, he was the manager of the Prince Matchabelli Division of Chesebrough-Ponds. From 1991 to 1992 he was an Executive Vice President of Del Labs, a cosmetics concern in charge of new product marketing. He was formerly the Chief Operating Officer of Lasale 10, a fragrance and cosmetic concern, from 1989 through 1991, and from 1982 through 1989, he was the Vice President of Marketing for the cosmetics group of Chesebrough-Pond's with $160,000,000 in sales.

Jaime Resnik

        Mr. Resnik, age 35, became an Executive Vice President in July 1994, and is in charge of operations. He joined the Company in April 1992 as Operations Manager in charge of production and planing. From October 1988 through April 1991, Mr. Resnik was the Licensing Audit Manager for Jordache Enterprises, with responsibility for auditing approximately thirty (30) licensees with sales in excess of $250,000,000. From April 1991 through April 1992, Mr. Resnik was the Director of International Licensing for Jordache Enterprises, with responsibility for overseeing the licensing activities of approximately fifty
(50) licensees world wide. Mr. Resnik graduated with honors from the University of Miami in 1983 with a B.A. in management.

Item 11.  Executive Compensation

        The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the four
(4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993:







                         SUMMARY COMPENSATION TABLE

                                           Annual Compensation                    Long Term Awards
Name and                    Year     Salary ($)   Bonus ($)    Other Annual    Securities     All Other
Principal Position                                            Compensation($)  Underlying    Compensation
                                                                                Options (#)
Jean Madar,(1)              1995      175,800        -0-         20,800(2)       100,000          -0-
Chairman of the Board
and Director General of     1994      133,250        -0-        905,225(3)       100,000          -0-
Inter Parfums
                            1993      230,800        -0-          -0-            100,000          -0-

Philippe  Benacin,(4)       1995       96,000        -0-        681,200(5)       100,000          -0-
Chief  Executive  Officer,
President and President of  1994       81,360        -0-         28,205(6)       100,000          -0-
Inter Parfums
                            1993       78,000        -0-         34,100(7)       100,000          -0-

Bruce Elbilia,(8)           1995      168,000      18,500        56,510(9)         9,000          -0-
Executive Vice President
                            1994      158,500       3,500        31,124(10)        4,000          -0-

                            1993      138,000       3,000       740,254(11)        6,500          -0-

--------

        (1) As of December 31, 1995, Mr. Madar held 2,768,049 restricted shares of Common Stock, with an aggregate value of $22,490,398 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $8.125 on December 29, 1995.

        (2) Consists of lodging expenses.

        (3) Consists of noncash compensation attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options.

        (4) Mr. Benacin was elected President of the Company in January 1994. Compensation figures for Mr. Benacin are approximate, as he is paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods. As of December 31, 1995, Mr. Benacin held 2,318,049 restricted shares of Common Stock, with an aggregate value of $18,834,148 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $8.125 on December 29, 1995.

        (5) Consists of noncash compensation of $650,000 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options; approximately $2,400 for automobile expenses and $28,800 for lodging expenses.


        (6) Consists of approximately $2,170 for automobile expenses and $26,035 for lodging expenses.

        (7) Consists of approximately $8,300 for automobile expenses and $25,800 in lodging expenses.

        (8) As of December 31, 1995, Mr. Elbilia held 20,000 restricted shares of Common Stock, with an aggregate value of $162,500 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $8.125 on December 29, 1995.

        (9) Consists of selling commissions.

        (10) Consists of selling commissions.

        (11) Consists of selling commissions equal to $22,159; and noncash compensation of $718,095 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options.

                   (SUMMARY COMPENSATION TABLE CONTINUED)

                                                  Annual Compensation                Long Term Awards
Name and                      Year     Salary ($)   Bonus ($)   Other Annual      Securities     All Other
Principal Position                                              Compensation      Underlying     Compensation
                                                                ($)               Options (#)
Terrence H. Augenbraun,(1)    1995     165,804       28,500     100,000(2)           9,000            -0-
Executive Vice President
                              1994      93,876       25,000      58,333(3)          11,334            -0-

                              1993         NA           NA             NA              NA              NA

Wayne C. Hamerling,(4)        1995     157,004        3,500      86,974(5)           9,000            -0-
Executive Vice President
                              1994     155,949        3,500      66,106(6)           4,000            -0-

                              1993     140,639        3,000      52,784(7)           6,500            -0-

----------
        (1) As of December 31, 1995, Mr. Augenbraun held 1,334 restricted shares of Common Stock, with an aggregate value of $10,839 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $8.125 on December 29, 1995.

        (2) Consists of selling commissions.

        (3) Consists of selling commissions.

        (4) As of December 31, 1995, Mr. Hamerling held 30,000 restricted shares of Common Stock, with an aggregate value of $243,750 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $8.125 on December 29, 1995.


        (5) Consists of selling commissions equal to $82,160 and noncash compensation of $4,814 equal to the value of personal use of a Company leased automobile.

        (6) Consists of selling commissions equal to $62,749 and noncash compensation of $3,357 equal to the value of personal use of a Company leased automobile.

        (7) Consists of selling commissions equal to $41,784; and noncash compensation of $11,000 equal to the value of personal use of a Company leased automobile.

         The following table sets forth certain information relating to stock option grants during Fiscal 1995 to the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal year ended December 31, 1995:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realized Value at
                                                                              Assumed Annual Rates of Stock
                       Individualized Grants                                  Price Appreciation for Option Term
-----------------------------------------------------------------------   -----------------------------------------
Name                        Number of      % of Total          Exercise   Expiration          Five (5%)    Ten (10%)
                            Securities     Options/SARs        or Base    Date                Percent      Percent
                            Underlying     Granted to          Price                          ($)          ($)
                            Options        Employees in        ($/Sh)
                            Granted (#)    Fiscal Year
Jean Madar                  50,000         15.97               $7.25      1/2/2000            100,152      221,310
Jean Madar                  50,000         15.97               $8.625     12/6/2000           119,146      263,282
Philippe Benacin            50,000         15.97               $7.25      1/2/2000            100,152      221,310
Philippe Benacin            50,000         15.97               $8.625     12/6/2000           119,146      263,282
Bruce Elbilia                4,500          1.44               $7.25      1/2/2000              9,014       19,918
Bruce Elbilia                4,500          1.44               $8.625     12/6/2000            10,723       23,695
Wayne Hamerling              4,500          1.44               $7.25      1/2/2000              9,014       19,918
Wayne Hamerling              4,500          1.44               $8.625     12/6/2000            10,723       23,695
Terrence H. Augenbraun       4,500          1.44               $7.25      1/2/2000              9,014       19,918
Terrence H. Augenbraun       4,500          1.44               $8.625     12/6/2000            10,723       23,695

        The following table sets forth certain information relating to option exercises effected during Fiscal 1994, and the value of options held as of such date by each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal year ended December 31, 1995:

                                AGGREGATE OPTION EXERCISES FOR FISCAL 1995
                                        AND YEAR END OPTION VALUES



                                                                   Number of          Value(1) of Unexercised
                                                               Unexercised Options    In-the-Money Options
                                                               at December 31, 1995    at December 31, 1995
                                                                      (#)                   ($)
                               Shares Acquired     Value   ($)    Exercisable/        Exercisable/
                               on Exercise      Realized(2)       Unexercisable       Unexercisable
Jean Madar                           -0-           NA              595,687/-0-         $629,528/$-0-
Philippe Benacin                  75,000        $650,000           613,687/-0-         $699,878/$-0-
Bruce Elbilia                        -0-           NA               36,000/-0-         $ 37,310/$-0-
Wayne C. Hamerling                 6,000        $ 44,460            36,000/-0-         $ 37,310/$-0-
Terrence H. Augenbraun               -0-           NA               23,000/-0-         $ 19,688/$-0-

----------
        (1) Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the Nasdaq Stock Market of $8.125 on December 29, 1995.

        (2) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

Employment Agreements

        As part of the acquisition by the Company of the controlling interest in Inter Parfums in 1991, the Company entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of IP Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin is entitled to receive an annual salary is 600,000ff (approximately US$ 120,000) together with 5,000ff per month (approximately US$1,000) for lodging expenses, both of which are subject to increases in the discretion of the Board of Directors. In addition he is to receive a nonaccountable expense allowance of 1,200ff (approximately US$ 240) per week and reimbursement for all out-of-pocket expenses associated with the acquisition, operation and maintenance of an automobile. The agreement also provides for indemnification and a covenant not to compete for one (1) year after termination of employment.

Compensation of Directors

        Mr. Caccamo receives $500 for each board meeting at which he participates.

        On January 14, 1994, the Board of Directors of the Company adopted, subject to the approval of its stockholders, the 1994 Nonemployee Stock Option

Plan (the "1994 Plan"). The purpose of the 1994 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing growth and success of the Company. The 1994 Plan was approved by the stockholders of the Company on July 8, 1994.

        The 1994 Plan provides for the grant of nonqualified stock options to nonemployee directors to purchase an aggregate of 25,000 shares of Common Stock.

        Options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date, except for Joseph A. Caccamo, who is granted options to purchase 4,000 shares. Further, options to purchase 1,000 shares are to be granted to persons who become nonemployee directors at the time they become nonemployee directors. The exercise price of all options granted or to be granted under the 1994 Plan is to be equal to the fair market value of the Company's Common Stock on the date of grant, and the term of each option shall be for a five
(5) year period, subject to earlier termination as set forth in the 1994 Plan.

        On February 1, 1996, in accordance with the terms of the 1994 Plan, options to purchase 1,000 shares were granted on such date to Francois Heilbronn, and 4,000 shares to nonemployee director, Joseph A. Caccamo, all at the exercise price of $8.0625 per share, the fair market value on the date of grant.

Item 12. Security Ownership Of Certain
         Beneficial Owners And Management

        The following table sets forth information, as of March 25, 1996 with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (b) the executive officers and directors of the Company and (c) the directors and officers of the Company as a group:

 Name and Address                 Amount of              Approximate
of Beneficial Owner              Beneficial           Percent of Class
                                Ownership(1)

      Jean Madar                 3,363,736(2)              31.7%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
   75008 Paris, France

     Philippe Benacin            2,931,736(3)              27.6%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
   75008 Paris, France


     Russell Greenberg              33,000(4)           Less than 1%
c/o Jean Philippe Fragrances, Inc.
     551 Fifth Avenue
     New York, NY 10176


     Francois Heilbronn              8,500(5)           Less than 1%
    12 Rue Pierre Leroux
    75007 Paris, France

----------
        (1) All shares of Common Stock are directly held unless otherwise stated.

        (2) Consists of 2,768,049 shares held directly and options to purchase 595,687 shares of Common Stock.

        (3) Consists of 2,318,049 shares held directly and options to purchase 613,687 shares of Common Stock.

        (4) Consists of options to purchase shares of Common Stock.

        (5) Consists of 4,500 shares held directly and options to purchase 4,000 shares of Common Stock.


                   (Beneficial Ownership Table Continued)
      Name and Address              Amount of      Approximate Percent
     of Beneficial Owner           Beneficial           of Class
                                   Ownership
        Bruce Elbilia               54,000(1)            Less than 1%
c/o Jean Philippe Fragrances, Inc.
      551 Fifth Avenue
     New York, NY 10176

      Wayne C. Hamerling            66,000(2)            Less than 1%
c/o Jean Philippe Fragrances, Inc.
       551 Fifth Avenue
       New York, NY 10176

      Joseph A. Caccamo             18,500(3)            Less than 1%
  666 Third Avenue--18th Fl.
    New York, NY 10017

     Terrence H. Augenbraun         24,334(4)            Less than 1%
c/o Jean Philippe Fragrances, Inc.
       551 Fifth Avenue
      New York, NY 10176

        Jaime Resnik                20,500(5)            Less than 1%
c/o Jean Philippe Fragrances, Inc.
       551 Fifth Avenue
      New York, NY 10176

FMR Corp., Fidelity Management      605,000(6)              6.0%
 & Research Company and Fidelity
     Low-Priced Stock Fund
82 Devonshire Street, Boston, MA 02109



  All Directors and Officers       6,520,306(7)            57.2%
    as a Group (9 Persons)

----------

        (1) Consists of 18,000 shares held directly and options to purchase 36,000 shares of Common Stock.

        (2) Consists of 30,000 shares held directly and options to purchase 36,000 shares of Common Stock.

        (3) Consists of options to purchase shares of Common Stock.

        (4) Consists of 1,334 shares held directly and options to purchase 23,000 shares of Common Stock

        (5) Consists of options to purchase shares of Common Stock.

        (6) Information is derived forth in a Schedule 13G dated February 14, 1996 of Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., FMR Corp. and Fidelity Low-Price Stock Fund ("Fidelity Fund"). Fidelity is a registered investment advisor to various investment companies, including Fidelity Fund, which is listed as a beneficial owner. Edward C. Johnson, 3rd, and members of his family are control persons of FMR and therefore also listed as beneficial owners of the 605,000 shares of common stock or the Company.

        (7) Consists of 5,139,932 shares held directly and options to purchase 1,380,374 shares of Common Stock.

Item 13. Certain Relationships And Related Party Transactions

Transactions with French Subsidiaries

        In July 1994 the Company, through its subsidiary, Inter Parfums,
acquired the outstanding capital stock of Parfums Jean  Desprez,   and  its
wholly-owned   subsidiary,   Jean  Desprez,   S.A.  for   approximately   $3.1
million  in  excess  of the tangible assets of the companies acquired.

        The acquisition was funded by Jean Philippe, and is being carried as an advance to its direct French subsidiary, IP Holding, and is due and payable on July 12, 1999, together with interest at seven percent (7%) per annum on the unpaid principal balance, payable quarterly in arrears, to the date of payment of the principal balance. IP Holding has in turn advanced such funds to Inter Parfums, which are repayable to IP Holding in ten (10) years together with interest at seven percent (7%) per annum. In addition, subject to compliance with applicable French regulatory requirements, the advance is convertible at the option of IP Holding into additional shares of common stock of Inter Parfums at the rate of 86 French francs per share.

        Subsequent to the closing of the sale of the Bal`a Versailles and Revolution `a Versailles assets in March 1996 (see Item 1, "Business-Products and Selection-Brand Name and Licensed Products"), IP Holdings intends to repay the sum of $1.575 million to Jean Philippe Fragrances in partial satisfaction of the aforementioned loan.

        In connection with the acquisitions by Inter Parfums of the world-wide rights under the Burberrys License Agreement and the Brosseau License Agreement, Jean Philippe guaranteed the obligations of Inter Parfums under the Burberrys License Agreement and the distribution agreement for Ombre Rose fragrances.

        Jean Philippe and Elite have guaranteed the obligations of IP Holdings and Inter Parfums to Republic National Bank of New York (France).

Loans to Directors

        In February 1996 the Company made a short term loan in the sum of $400,000 to Jean Madar, the Chairman of the Board, together with interest at the rate of five (5%) percent per annum, and the principal amount of such loan was repaid in two (2) weeks. Interest of $770 is paid in April 1996.

        On August 20, 1996 the Company made a bridge loan in the amount of $175,000 to Russell Greenberg, the Chief Financial Officer and a Director, in connection with the sale of his residence and purchase of a new residence, with interest at the rate of four (4%) percent per annum. The sum of $145,000 was repaid four (4) days later. The balance of the loan is repayable $400 per month and prepayable out of the proceeds of any sale of shares of Common Stock of the Company by Mr. Greenberg.

Repurchase of Shares from Officers and Directors

        In August 1995 Philippe Benacin, the President and a Director, exercised a nonqualified stock option to purchase 75,000 shares at $1.33 per share. In connection with the Company's stock repurchase program, the Company purchased such shares at $10.00 per share, which was below the market value at the time of the sale.

        In April 1995 the Company, in connection with the Company's stock repurchase program, purchased from Joseph A. Caccamo, the principal of the general counsel to the Company and a Director, 1,005 shares at $8.625 per share, the fair market value at the time of such sale.

        In September 1995 Mr. Caccamo exercised nonqualified stock options to purchase 5,000 shares at $7.75 per share and 4,000 shares at $7.6875. In connection with the Company's stock repurchase program, the Company purchased such shares at $10.25 per share and $10.1875 per share, respectively, which was below the fair market value at the time of such sales.

Remuneration of Counsel

        Joseph A. Caccamo, a director of the Company, is the principal of Joseph A. Caccamo Attorney at Law, P.C., general counsel to the Company. Mr. Caccamo's firm was paid $107,223 in legal fees and for reimbursement of disbursements incurred on behalf of the Company during Fiscal 1995, and presently receives a monthly retainer of $7,250 together with reimbursement for expenses. In addition, his firm is of counsel to the law firm of Robson &

Miller, LLP, which received an aggregate of fees and disbursements equal to $34,570 during Fiscal 1995.

        On February 1, 1996 in accordance with the terms of the 1994 Plan, Mr. Caccamo was granted an option with a term of five (5) years to purchase 4,000 shares at $8.0625 per share, the fair market value at the time of grant. In addition, Mr. Caccamo receives $500 for each board meeting at which he participates.




                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         And Reports On Form 8-K

(a)(1) Financial Statements annexed hereto                          Page No.

       Reports of Independent Auditors-                                F-1

       Consolidated Balance Sheets as at December 31, 1995
       and December 31, 1994                                           F-3

       Consolidated Statements of Income for the Years ended
       December 31, 1995, December 31, 1994 and December 31, 1993      F-4

       Consolidated Statements of Changes in Shareholders' Equity
       for the Years ended December 31, 1995, December 31, 1994
       and December 31, 1993                                           F-5

       Consolidated Statements of Cash Flows for the Years ended
       December 31, 1995, December 31, 1994 and December 31, 1993      F-6

       Notes to Financial Statements                                   F-7

(a)(2) Financial Statement Schedules annexed hereto:

       Schedule II - Valuation and Qualifying Accounts
       and Reserves                                                    S-1

       Schedules other than those referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the consolidated financial statements.


(a)(3) Exhibits

        The following documents heretofore filed by the Company with the Securities and Exchange Commission (the "Commission") are hereby incorporated by reference from the Company's Registration Statement on Form S-18, file no. 33-17139-NY:

Exhibit No. and Description

3.1 Restated Certificate of Incorporation

4.2 Common Stock Certificate Specimen

4.4 1987 Stock Option Plan

        The following document heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987:


Exhibit No. and Description

3.2 By-laws, as amended

     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - January 18, 1990), as follows:

Exhibit No. and Description

10.13 License Agreement between the Company and Jordache dated
January 18, 1990 (as no. 10.1 therein).

10.15 Letter of Indemnification from Jordache to the Company dated January 18, 1990 (as no. 10.3 therein)

10.16 Letter Agreement from Jordache to the Company regarding foreign license rights dated January 18, 1990 (as no. 10.4 therein).

      The following documents heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990:

Exhibit No. and Description

3.1(a) Certificate of Amendment of the Restated Certificate of Incorporation

10.20 Stock Option Agreement between the Company and Philippe Benacin dated August 31, 1990.

      The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 29, 1991), as follows:

Exhibit No. and Description

10.24 Agreement and Plan or Reorganization dated July 29, 1991 among the Company, Jean Madar and Philippe Benacin (as No. 10.1 therein)

      The following document heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991:

Exhibit No. and Description

10.25 Employment Agreement between the Company and Philippe Benacin dated July 29, 1991


      The following documents heretofore filed with the Commission is incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-48811):

Exhibit No. and Description


10.26 Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992:

Exhibit No. and Description

3.1(b) Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 31, 1992

4.9  1992 Stock Option Plan

4.10 Amendment to 1992 Stock Option Plan

4.11 1993 Stock Option Plan

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-63330):

Exhibit No. and Description

4.12 Form of Warrant Agreement between Bear, Stearns & Co. Inc.
and Jean Philippe Fragrances, Inc.

10.29 Form of Purchase Agreement

      The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1993), as follows:

Exhibit No. and Description

10.30 License Agreement dated July 15, 1993, among Burberrys Limited, Inter Parfums, S.A. and Jean Philippe Fragrances, Inc.1

10.31 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (original in French)1

10.32 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A.(translation of French into English)1

10.33 Agreement dated July 14, 1993, between Alfin, Inc. and
Inter Parfums, S.A.1

10.34 Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc., C&C Beauty Sales, Inc. and Parfico, Inc.

10.35 Distribution Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc. and Fragrance Marketing Group, Inc.1

------------------

        1Filed in excised form, as confidentiality is being sought for certain portions thereof.

        The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - February 28, 1994), as follows:

Exhibit No. and Description

10.36 Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Molyneux)

10.37 Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Weil)

10.38 Agreement (Acquisition) among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Cosmetiques et Parfums de France, S.A.
dated February 18, 1994

10.39 Noncompetition Agreement among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994

10.40 Commission Agreement among Jean Philippe Fragrances, Inc.,
Inter Parfums, S.A. and Sodipe S.A. dated February 18, 1994

10.41 Convention between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re inventory purchase)

10.42 Convention de Nantissement among Cosmetiques et Parfums de France, S.A., Cosmetiques et Parfums de France-I.D., S.A., Sodipe S.A.,
Jean Philippe Fragrances, Inc. and Inter Parfums, S.A.
dated February 18, 1994 (re security agreement)

10.43 Convention among Cosmetiques et Parfums de France-I.D., S.A., Cosmetiques et Parfums de France,S.A., Jean Philippe Fragrances, Inc. and Inter Parfums, S.A. and Sodipe S.A. dated February 18, 1994
(re French regulatory requirements)

10.44 Acquisition Agreement among Jean Philippe Fragrances, Inc., Revlon Consumer Products Corporation and Revlon Suisse, S.A. dated March 2, 1994

10.45 License Agreement among Jean Philippe Fragrances, Inc., Revlon Consumer Products Corporation and Revlon Suisse, S.A. dated March 2, 1994

      The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Form 8 Amendment no. 1 (dated March 14, 1994) to the Current Report on Form 8-K
(date of event - February 28, 1994), as follows:

Exhibit No. and Description


10.46. English translation of exhibit no. 10.36, Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Molyneux)

10.47. English translation of exhibit no. 10.37, Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Weil)

10.48. English translation of exhibit no. 10.41, Convention between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re inventory purchase)

10.49. English translation of exhibit no. 10.42, Convention de Nantissement among Cosmetiques et Parfums de France, S.A., Cosmetiques et Parfums de France-I.D., S.A., Sodipe S.A., Jean Philippe Fragrances, Inc. and
Inter Parfums, S.A. dated February 18, 1994 (re security agreement)

      The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Form 8 Amendment no. 2 (dated March 21, 1994) to the Current Report on Form 8-K (date of event - February 28,
1994), as follows:

Exhibit No. and Description

10.50. English translation of exhibit no. 10.43, Convention among Cosmetiques et Parfums de France-I.D., S.A., Cosmetiques et Parfums de France, S.A.,
Jean Philippe Fragrances, Inc. and Inter Parfums, S.A. and Sodipe S.A.
dated February 18, 1994 (re French regulatory requirements)

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993:

Exhibit No. and Description

3.1(c) Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 9, 1993

3.3 Articles of Incorporation of Inter Parfums Holding, S.A.

3.3.1 English Translation of Exhibit no. 3.3, Articles of Incorporation of Inter Parfums Holding, S.A.

3.4 Articles of Incorporation of Inter Parfums, S.A.

3.4.1 English Translation of Exhibit no. 3.4, Articles of Incorporation of Inter Parfums, S.A.

4.14 Warrant no. 108 registered in the name of Ladenburg, Thalmann & Co., Inc. dated February 2, 1994

4.15 1994 Nonemployee Director Stock Option Plan

10.51 Traite D'Apport Partiel D'Actif dated July 30, 1993 (Reorganization

Agreement between Inter Parfums, S.A. and Selective Industrie, S.A.)

10.51.1 English translation of Exhibit no. 10.51, Traite D'Apport
Partiel D'Actif dated July 30, 1993 (Reorganization Agreement between Inter Parfums, S.A. and Selective Industrie, S.A.)

10.52 Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.52.1 English translation of Exhibit no. 10.52, Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.53 Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994

10.53.1 English translation of Exhibit no. 10.53, Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994

       The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - May 31, 1994), as follows:

Exhibit No. and Description

10.55 License Agreement between Chesebrough-Pond's, Inc. and Jean Philippe Fragrances, Inc. dated May 31, 1994 2, listed as no. 10.51 therein.

10.56 Asset Purchase Agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. dated May 31, 1994, listed as no. 10.52 therein.

        The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1994), as follows:

Exhibit No. and Description

10.57 Revolving Credit Agreement dated July 15, 1994 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd., listed as no. 10.54 therein.

        The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Form 8 Amendment no. 1 (dated August 8, 1994) to the Current Report on Form 8-K (date of event - July 13,
1994), as follows:

Exhibit No. and Description

10.58. Engagements de Garanties among Zanimob Enterprise Limited, Jacomo
France and Inter Parfums, S.A. dated July 12, 1994, listed as no. 10.53 therein.

10.58.1 English translation of exhibit no. 10.53, Engagements de Garanties among Zanimob Enterprise Limited, Jacomo France and Inter Parfums, S.A. dated July 12, 1994, listed as no. 10.53.1 therein.


        The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

4.15 1994 Nonemployee Director Supplemental Stock Option Plan

10.59 Modification of Lease Agreement dated June 17, 1994 between Metropolitan Life Insurance Company and Jean Philippe Fragrances, Inc.

_______________________
        2Filed in excised form as confidential treatment has been granted for certain provisions thereof.

        The following exhibits are filed herewith:

Exhibit No. and Description

10.60 Guaranty and Security Agreement of Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd. to Republic National Bank of New York (France) dated July 19, 1995

10.61 Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, a limited partnership, and Jean Philippe Fragrances, Inc. dated July 10, 1995

10.62 Intellectual Property Purchase Agreement between Parlux Fragrances, Inc. and Parfums Jean Desprez, S.A. dated March 12, 1996

10.63 Inventory Purchase Agreement between Parlux Fragrances, Inc. and Jean Desprez, S.A. dated March 12, 1996

11 Statement re: Computation of Earnings Per Share

21 List of Subsidiaries

(b) Reports on Form 8-K:

        No Current Reports on Form 8-K were filed during the fourth quarter of Fiscal 1995.


                                               Richard A. Eisner & Company, LLP
                                                    Accountants and Consultants


                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Jean Philippe Fragrances, Inc.
New York, New York


     We have audited the accompanying consolidated balance sheets of Jean Philippe Fragrances, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated subsidiaries of the Company, which statements include total assets, net sales and net income constituting 53%, 38% and 51% of the related consolidated totals for 1995 and 47%, 36% and 13% for 1994 and 30%, 28% and 28% for 1993. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Jean Philippe Fragrances, Inc. and subsidiaries at December 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

     Our audits referred to above included Schedule II for each of the years in the three-year period ended December 31, 1995. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP


New York, New York
March 19, 1996

With respect to accounts
for foreign subsidiaries
March 27, 1996



                         INDEPENDENT AUDITOR'S REPORT



INTER PARFUMS HOLDING AND SUBSIDIARIES


We have audited the consolidated balance sheets of Inter Parfums Holding and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter Parmfums Holding and subsidiaries as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


              CABINET CAUVIN, ANGLEYS, SAINT-PIERRE INTERNATIONAL



Paris, France
March 27, 1996



                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share data)


                                                               December 31,
                                                            -------------------
                 A S S E T S                                 1995        1994
                 -----------                                -------     -------

Current assets:
   Cash and cash equivalents. . . . . . . . . . . . .       $14,204     $ 5,275
   Accounts receivable, net of allowances of $4,208

     and $2,823 in 1995 and 1994, respectively
     (Note F) . . . . . . . . . . . . . . . . . . . .        22,884      19,876
   Inventories (Notes A and C). . . . . . . . . . . .        26,093      24,641
   Receivables, other . . . . . . . . . . . . . . . .           970       1,936
   Other. . . . . . . . . . . . . . . . . . . . . . .           987       1,786
   Deferred tax benefit (Note K). . . . . . . . . . .         2,401         992
                                                            --------    -------

          Total current assets. . . . . . . . . . . .        67,539      54,506

Equipment and leasehold improvements, net
   (Notes A and D). . . . . . . . . . . . . . . . . .         1,970       1,202

Other assets. . . . . . . . . . . . . . . . . . . . .         1,314         584

Deferred tax benefit (Note K) . . . . . . . . . . . .           582         732

Trademarks and licenses, net (Notes A and E). . . . .        12,596      12,427
                                                            --------    -------

          T O T A L . . . . . . . . . . . . . . . . .       $84,001     $69,451
                                                            ========    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
   Loans payable, banks (Note F). . . . . . . . . . .       $ 9,922     $ 6,681
   Current portion of long-term debt. . . . . . . . .                       187
   Accounts payable . . . . . . . . . . . . . . . . .        15,012      14,647
   Income taxes payable . . . . . . . . . . . . . . .         1,242       1,765
                                                            --------    -------

          Total current liabilities . . . . . . . . .        26,176      23,280
                                                            --------    -------

Long-term debt, less current portion (Note G) . . . .           596         862
                                                            --------    -------

Minority interest . . . . . . . . . . . . . . . . . .         5,253         796
                                                            --------    -------

Commitments (Note H)

Shareholders' equity (Note I):
   Preferred stock, $.001 par value; authorized
     1,000,000 shares; none issued
   Common stock, $.001 par value; authorized
     30,000,000 shares; outstanding 10,009,981
     and 10,242,786 shares in 1995 and 1994,
     respectively . . . . . . . . . . . . . . . . . .            10          10
   Additional paid-in capital . . . . . . . . . . . .        20,610      20,408
   Retained earnings. . . . . . . . . . . . . . . . .        32,565      23,527
   Foreign currency translation adjustment. . . . . .         1,681         568

   Treasury stock, at cost 810,503 and 486,198
     shares in 1995 and 1994, respectively. . . . . .        (2,890)
                                                            --------    -------

          Total shareholders' equity. . . . . . . . .        51,976      44,513
                                                            --------    -------

          T O T A L . . . . . . . . . . . . . . . . .       $84,001     $69,451
                                                            ========    =======

                The accompanying notes are an integral part of
                          these financial statements.



                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands except share and per share data)


                                               Year Ended December 31,
                                       ---------------------------------------
                                         1995            1994            1993
                                       --------        -------         -------
Net sales . . . . . . . . . . . .       $93,669        $75,079         $59,546

Cost of sales . . . . . . . . . .        48,703         39,036          32,964
                                       --------        --------        -------

Gross margin. . . . . . . . . . .        44,966         36,043          26,582

Selling, general and
   administrative . . . . . . . .        32,990         23,773          15,814

Loss on product discontinuance. .         2,229
                                       --------        --------        -------
Income from operations. . . . . .         9,747         12,270          10,768
                                       --------        --------        -------

Other charges (income):
   Interest . . . . . . . . . . .         1,148            803             619
   (Gain) loss on foreign
     currency . . . . . . . . . .          (197)           161            (178)
   Interest (income). . . . . . .          (274)          (152)           (269)
   (Gain) on sale of stock of
     subsidiary . . . . . . . . .        (3,310)          (221)           (644)
                                       --------       --------        --------

                                         (2,633)           591            (472)
                                       --------       --------        --------

Income before income taxes. . . .        12,380         11,679          11,240

Income taxes. . . . . . . . . . .         3,188          4,330           4,137
                                       --------       --------         -------

Income before minority interest .         9,192          7,349           7,103

Minority interest in net income
   of consolidated subsidiary . .           154             74               4
                                       --------       --------         -------


NET INCOME. . . . . . . . . . . .       $ 9,038        $ 7,275         $ 7,099
                                       ========       ========         =======



Net income per share. . . . . . .         $0.87          $0.70           $0.70
                                         ======         ======           =====


Weighted average number of common
   and common equivalent shares
   outstanding. . . . . . . . . .   10,438,896      10,454,555      10,132,628
                                    ===========     ===========     ==========


                The accompanying notes are an integral part of
                          these financial statements.



                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (in thousands except share and per share data)

                                                            Common Stock     Additional
                                                        --------------------   Paid-in    Retained   Translation  Treasury
                                                          Shares     Amount    Capital    Earnings   Adjustments   Stock    Total
                                                        ----------  --------  ---------   --------   -----------  -------  -------
Balance - January 1, 1993. . . . . . . . . . . . . . .   9,206,201    $ 9      $ 9,365    $ 9,154       $  (40)            $18,488

Issuance of common stock . . . . . . . . . . . . . . .     550,000      1        7,630                                       7,631

Shares issued upon exercise of stock options and
warrants. . . . . . . . .                                  165,750                 649                                         649

Tax benefit from exercise of stock options . . . . . .                             285                                         285

Net income . . . . . . . . . . . . . . . . . . . . . .                                      7,099                            7,099

Translation adjustments. . . . . . . . . . . . . . . .                                                    (378)               (378)
                                                        ----------  --------  ---------   --------   -----------  -------  -------
Balance - December 31, 1993. . . . . . . . . . . . . .   9,921,951     10       17,929      16,253        (418)             33,774

Issuance of common stock for acquisition . . . . . . .     200,000               2,200                                       2,200

Shares issued upon exercise of stock options and
warrants. . . . . . . . .                                  121,835                 279                                         279

Net income . . . . . . . . . . . . . . . . . . . . . .                                       7,274                           7,274

Translation adjustments. . . . . . . . . . . . . . . .                                                     986                 986
                                                        ----------  --------  ---------   --------   -----------  -------  -------
Balance - December 31, 1994. . . . . . . . . . . . . .  10,243,786     10       20,408      23,527         568              44,513

Shares issued upon exercise of stock options . . . . .      91,500                 202                                         202

Net income . . . . . . . . . . . . . . . . . . . . . .                                       9,038                           9,038

Translation adjustments. . . . . . . . . . . . . . . .                                                   1,113               1,113

Purchased treasury shares. . . . . . . . . . . . . . .    (324,305)                                               $(2,890)  (2,890)
                                                        ----------  --------  ---------   --------   -----------  -------  -------

BALANCE - DECEMBER 31, 1995. . . . . . . . . . . . . .  10,010,981    $10      $20,610     $32,565      $1,681    $(2,890) $51,976
                                                        ==========   ========  =========   ========   ===========  =======  =======

                The accompanying notes are an integral part of
                          these financial statements.


                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands except share and per share data)


                                                                 Year Ended December 31,
                                                             ------------------------------
                                                               1995       1994      1993
                                                             --------   --------   --------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . .      $ 9,038    $ 7,275    $ 7,099
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization. . . . . . . . . .        1,322        879        412
       Gain on sale of stock of subsidiary. . . . . . .       (3,311)      (221)      (644)
       Minority interest in net income. . . . . . . . .          158         74          4
       Increase (decrease) in cash from changes in:
         Accounts receivable. . . . . . . . . . . . . .       (2,609)    (1,493)    (6,500)
         Inventories. . . . . . . . . . . . . . . . . .       (1,043)    (6,118)    (5,569)
         Other assets . . . . . . . . . . . . . . . . .        1,102     (3,085)       131
         Deferred tax benefit . . . . . . . . . . . . .       (1,223)      (216)
         Accounts payable . . . . . . . . . . . . . . .          (75)     4,824        436
         Income taxes payable . . . . . . . . . . . . .         (523)       141      1,568
                                                             --------   --------   --------
           Net cash provided by (used in)
             operating activities . . . . . . . . . . .        2,836      2,060     (3,063)
                                                             --------   --------   --------
Cash flows from investing activities:
   Purchase of equipment and leasehold improvements . .       (1,244)      (714)      (453)
   Cash portion of trademark and license acquisitions .         (135)    (9,144)    (1,759)
   Loan to officer. . . . . . . . . . . . . . . . . . .                                (99)
   Repayment of officer loans . . . . . . . . . . . . .                                315
                                                             --------   --------   --------

           Net cash (used in) investing activities. . .        (1,379)   (9,858)    (1,996)
                                                             --------   --------   --------

Cash flows from financing activities:
   Increase in loan payable - bank. . . . . . . . . . .         3,085     2,173        165
   Proceeds from issuance of long-term debt . . . . . .                     722        708
   Repayment of long-term debt. . . . . . . . . . . . .          (499)     (181)      (111)
   Proceeds from issuance of common stock . . . . . . .                              7,631
   Proceeds from sale of stock of subsidiary. . . . . .         7,579       194      1,157
   Purchase of treasury stock . . . . . . . . . . . . .        (2,890)
   Proceeds from exercise of options and warrants . . .           202       279        649
                                                             --------   --------   --------

           Net cash provided by financing activities. .         7,477     3,187     10,199
                                                             --------   --------   --------



Effect of exchange rate changes in cash . . . . . . . .            (5)      (34)       (15)
                                                             --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .         8,929    (4,645)     5,125

Cash and cash equivalents - beginning of year . . . . .         5,275     9,920      4,795
                                                             --------   --------   --------

CASH AND CASH EQUIVALENTS - END OF YEAR . . . . . . . .       $14,204   $ 5,275    $ 9,920
                                                             ========   ========   ========

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest . . . . . . . . . . . . . . . . . . . . .       $ 1,146   $   791    $   635
     Income taxes . . . . . . . . . . . . . . . . . . .         4,968     4,781      2,720

                  The accompanying notes are an integral part
                         of these financial statements.



                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE A) - The Company and its Significant Accounting Policies:

     [1]  Business of the Company:

          The Company is a manufacturer and distributor of domestic and international brand name and licensed fragrances, alternative designer fragrances and mass market cosmetics.

     [2]  Basis of preparation:

          The consolidated financial statements include the accounts of Jean Philippe Fragrances, Inc. ("JPF") and its domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     [3]  Foreign currency translation:

          For foreign subsidiaries that operate in a foreign currency, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses from translation adjustments are accumulated in a separate component of shareholders' equity. In instances where the financial statements of foreign entities are remeasured into their functional currency (U.S. dollars), the remeasurement adjustment is recorded in operations.

     [4]  Cash equivalents:

          All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     [5]  Inventories:

          Inventories are stated at the lower of cost (first-in, first-out) or market.

     [6]  Equipment and leasehold improvements:

          Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method and the declining balance method over the estimated useful asset lives for equipment and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

(continued)



                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)

(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

     [7] Trademarks and licenses:

         Trademarks are stated at cost and are amortized by the straight-line method over twenty years. The cost of licenses acquired is being amortized by the straight-line method over the term of the license, approximately seven to ten years.

         The Company reviews trademarks and licenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     [8] Revenue recognition:

         Revenue is recognized upon shipment of merchandise. Allowances are established for estimated returns.

     [9] Issuance of common stock of subsidiary:

         The Company's share of the proceeds in excess of the carrying amount of the portion of the Company's investment sold is reflected as a gain in the consolidated income statement.

    [10] Per share data:

         Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares, which consist of unissued shares under options and warrants, are included in the computation when the results are dilutive.


(NOTE B) - Loss on Product Discontinuance:

     As a result of disppointing sales of the Cutex lip color line, the Company decided to discontinue prodcution of the line in October 1995. As a result, the Company has taken a nonrecurring charge aggregating $2.2 million, before taxes, in the fourth quarter of 1995. This charge represents a writedown of current lip product inventory and the effect of potential customer returns or markdowns of lip products expected in 1996. The discontinued lip color line did not contribute to net sales in 1995 as customer returns exceeded new product shipments.




                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE B) - Loss on Product Discontinuance: (continued)

     As a result of this issue, among others, relating to the Cutex product lines, the Company and the licensor have agreed to a reduction of the minimum royalties payable under the Cutex license. The Company believes that such relief, along with the discontinuance of the lip color line, will enable the Company to direct all Cutex marketing efforts and resources to building upon the core nail care business for which Cutex is famous.


(NOTE C) - Inventories:

                                               December 31,
                                           -------------------
                                             1995        1994
                                           -------     -------
     Raw materials and component
        parts. . . . . . . . . . . . .     $10,982     $10,537
     Finished goods. . . . . . . . . .      15,111      14,104
                                           -------     -------

               T o t a l . . . . . . .     $26,093     $24,641


(NOTE D) - Equipment and Leasehold Improvements:

                                               December 31,
                                           -------------------
                                             1995        1994
                                           -------     -------
     Equipment . . . . . . . . . . . .      $3,308     $ 2,275
     Leasehold improvements. . . . . .         727         405
                                           -------     -------
                                             4,035       2,680
     Less accumulated depreciation
        and amortization . . . . . . .       2,065       1,478
                                           -------     -------
               T o t a l . . . . . . .      $1,970     $ 1,202
                                           =======     =======

(NOTE E) - Trademarks and Licenses:

                                               December 31,
                                           -------------------
                                             1995        1994
                                           -------     -------

     Trademarks. . . . . . . . . . . .     $11,015     $10,032
     Licenses. . . . . . . . . . . . .       3,246       3,008
                                           -------     -------
                                            14,261      13,040

     Less accumulated amortization . .       1,665         613
                                           -------     -------
               T o t a l . . . . . . .     $12,596     $12,427
                                           =======     =======
(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)

(NOTE F) - Loans Payable - Banks:

                                                         December 31,
                                                     -------------------
                                                       1995        1994
                                                     -------     -------

     Borrowings under a $12,000 unsecured
        revolving line of credit. Principal is
        due on demand bearing interest at the
        bank's prime rate or 1.75% above the
        LIBOR rate. . . . . . . . . . . . . . . .    $ 2,600     $ 3,000

     Borrowings by the Company's foreign
        subsidiaries under a $4,000 credit
        facility whereby accounts receivable are
        sold with recourse and accounted for as
        a loan and bearing interest at 0.8%
        above the PIBOR rate (5.5% at
        December 31, 1995). . . . . . . . . . . .      2,530         996

     Borrowings by the Company's foreign
        subsidiaries under several bank
        overdraft facilities bearing interest
        at 1.0% above the PIBOR rate. . . . . . .      4,792       1,374

     Other borrowings by the Company's
        foreign subsidiaries. . . . . . . . . . .                  1,311
                                                     -------     -------
               T o t a l. . . . . . . . . . . . .    $ 9,922     $ 6,681
                                                     =======     =======

(NOTE G) - Long-Term Debt:

     Borrowings by the Company's foreign subsidiary of $596 is due in 2004, or the loan may be converted into shares of the Company's foreign subsidiary at approximately $15 per share. Interest is payable quarterly at 7% per annum.


(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)

(NOTE H) - Commitments:

     [1] Leases:

         The Company leases its office and warehouse facilities under operating leases expiring through 2003. Rental expense amounted to $730 in 1995, $442 in 1994 and $362 in 1993. Minimum future rental payments are as follows:

                        1996. . . . . . . . . . . . $1,307
                        1997. . . . . . . . . . . .  1,180
                        1998. . . . . . . . . . . .  1,127
                        1999. . . . . . . . . . . .    684
                        2000. . . . . . . . . . . .    684
                        Thereafter. . . . . . . . .  1,926
                                                    ------
                                  T o t a l . . . . $6,908
                                                    ======
     [2] License agreements:

         In January 1990, the Company entered into a license agreement with Jordache Enterprises, Inc. ("Jordache"). In connection therewith, the Company acquired the exclusive license to use the Jordache trademark in connection with fragrances and cosmetics in the United States and various territories abroad. The license, which expired June 30, 1995, permits ten annual renewals at the Company's option, subject to certain minimum sales requirements and royalty payments. The Company has exercised its option to renew for the year ended June 30, 1996.

         On July 15, 1993, the Company entered into a license agreement with Burberrys Limited. In connection therewith, the Company obtained the exclusive world-wide rights for the manufacturing and distribution of Burberrys' fragrances. The license agreement expires December 31, 2003, subject to certain minimum sales requirements and royalty payments.

         On July 16, 1993, the Company entered into an exclusive, ten-year, world-wide license with Jean Charles Brosseau S.A. for Ombre Rose fragrances, subject to certain minimum sales requirements and royalty payments.

         On May 31, 1994 the Company entered into a license agreement with Chesebrough-Pond's USA for the United States and Puerto Rican rights to manufacture and market Cutex nail care and lip color products, excluding nail polish remover. The license is for a term of ten years, including renewal periods, and is subject to certain minimum sales and royalty payments.


(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)

(NOTE H) - Commitments:

     [2] License agreements: (continued)

         Minimum future royalty payments due pursuant to license agreements are as follows:

                        1996. . . . . . . . . . . . $ 2,166
                        1997. . . . . . . . . . . .   2,156
                        1998. . . . . . . . . . . .   2,077
                        1999. . . . . . . . . . . .   2,122
                        2000. . . . . . . . . . . .   2,192
                        Thereafter. . . . . . . . .   3,590
                                                    -------
                                  T o t a l . . . . $14,303
                                                    =======

(NOTE I) - Shareholders' Equity:

     [1] Issuance of common stock of subsidiary:

         In December 1993, Inter Parfums, S.A., a consolidated subsidiary of the Company, sold 100,000 shares of its common stock at 70 French francs per share aggregating 7 million French francs or approximately $1.2 million. The shares were sold in a private placement transaction to unaffiliated French institutional investors.

         In 1994, 10,000 shares were sold to enable the stock of Inter Parfums, S.A. to commence trading on the over-the-counter Paris Stock Exchange, and 11,536 shares were issued pursuant to the conversion terms of the Company's long-term debt.

         In November 1995, Inter Parfums, S.A. completed a public offering of 308,000 shares of its common stock at 130 French francs per share. Net proceeds of such offering aggregated 36.5 million French francs or approximately $7.6 million. In connection with such offering, Inter Parfums Holdings, S.A. ("Holdings"), a wholly-owned subsidiary of the Company and direct parent of Inter Parfums, S.A. exercised its right to convert a portion of its convertible debt into 250,000 shares of capital stock of Inter Parfums, S.A. at 80 French francs per share. As a result of such issuances in 1995, the percentage ownership of Inter Parfums, S.A. was reduced from 90.64% to 76.72%.

         The Company's share of the offering, sale or conversion proceeds in excess of the carrying amount of the portion of the Company's investment sold is reflected as a gain in the consolidated income statement. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE I) - Shareholders' Equity: (continued)

     [2] Stock option plans:

         The Company maintains a stock option program for key employees and executives and a separate program for nonemployee directors. The plans provide for the granting of both nonqualified and incentive options. Options granted under the plans are exercisable for a period of up to ten years from the date of grant.

         A summary of option transactions during the year ended December 31, 1995 is presented below:

                                             Incentive       Nonqualified
                                           Stock Options    Stock Options
     Shares under option - beginning       -------------    -------------
        of year. . . . . . . . . . .           31,500         1,248,974

     Options granted . . . . . . . .                            313,150

     Options exercised at prices
        ranging from $3.83 to $7.75.           (6,000)          (10,500)

     Options cancelled . . . . . . .                            (35,250)
                                               ------         ---------
     Shares under option - end of
        year (1) . . . . . . . . . .           25,500         1,516,374
                                               ======         =========
     Exercise price. . . . . . . . .      $3.83 to $4.22   $6.67 to $12.00
                                          ==============   ===============
     Options available for grant . .          162,600           177,100
                                              =======           =======
     (1) All of which are exercisable.

         In addition, the Company has outstanding options not pursuant to any plan. Options for 75,000 shares were exercised during 1995 at $1.33 per share and 1,000 remain outstanding at an exercise price of $12.00.


(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE J) - Geographic Areas:

     Information on the Company's operations by geographical areas is as follows:

                                Year Ended December 31,
                          ------------------------------------
                            1995          1994          1993
                          --------      --------      --------
     Net sales:
        United States. .  $ 57,382      $ 48,377      $ 43,103
        Europe . . . . .    38,451        30,672        20,661
        South America. .       693
        Eliminations . .    (2,857)       (3,970)       (4,218)
                          --------      --------      --------
          T o t a l. . .  $ 93,669      $ 75,079      $ 59,546
                          ========      ========      ========
     Net income:
        United States. .  $  4,256      $  6,297      $  5,139
        Europe . . . . .     4,619         1,295         1,960
        South America. .       107
        Eliminations . .        56          (317)
                          --------      --------      --------
          T o t a l. . .  $  9,038      $  7,275      $  7,099
                          ========      ========      ========
     Total assets:
        United States. .  $ 50,767      $ 49,625      $ 37,362
        Europe . . . . .    44,522        32,518        15,134
        South America. .       900
        Eliminations . .   (12,188)      (12,692)       (2,587)
                          --------      --------      --------
          T o t a l. . .  $ 84,001      $ 69,451      $ 49,909
                          ========      ========      ========
     United States export sales were approximately $6,400, $5,700 and $5,100 for the years ended December 31, 1995, 1994 and 1993, respectively.


(NOTE K) - Income Taxes:

     The components of income before income taxes consist of the following:

                                 Year Ended December 31,
                          ------------------------------------
                            1995          1994          1993
                          --------      --------      --------
     U.S. operations . .  $  6,802      $ 10,244      $  8,480
     Foreign operations.     5,483         1,951         2,760
     Eliminations. . . .        95          (516)

                          --------      --------      --------

          T o t a l. . .  $ 12,380      $ 11,679      $ 11,240
                          ========      ========      ========

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)

(NOTE K) - Income Taxes: (continued)

     The provision for current and deferred income tax expense consists of the following:

                                  Year Ended December 31,
                          ------------------------------------
                            1995          1994          1993
                          --------      --------      --------
     Current:
        Federal . . . . .   $2,627        $3,434        $2,762
        State and local .      618           919           746
        Foreign . . . . .      316           180           915
                            ------        ------        ------
          T o t a l . . .   $3,561        $4,533        $4,423
                            ======        ======        ======
     Deferred:
        Federal . . . . .   $ (555)       $ (338)       $ (175)
        State and local .     (143)          (69)            8
        Foreign . . . . .      325           204          (119)
                            ------        ------        ------
        T o t a l . . . .   $ (373)       $ (203)       $ (286)
                            ======        ======        ======

     Deferred taxes are provided principally for valuation reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 1995, the deferred tax assets consists of approximately $2,400 relating to reserves and other expenses which are not currently deductible for tax purposes and approximately $581 relating to available foreign net operating loss carryforwards.

     Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                             Year Ended
                                             December 31,
                                        ---------------------
                                        1995    1994    1993
                                        -----   -----   -----
        Statutory rates. . . . . . . .  34.0%   34.0%   34.0%
        State and local taxes, net of
           federal benefit . . . . . .   2.5     4.8     4.4
        Nontaxable gain on sale of
           stock of subsidiary . . . .  (9.2)
        Other. . . . . . . . . . . . .  (1.6)   (1.7)   (1.6)
                                        -----   -----   -----
        Effective rates. . . . . . . .  25.7%   37.1%   36.8%
                                        =====   =====   =====
(continued)


                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)

(NOTE L) - Subsequent Event:

     On March 19, 1996, the Company sold the trademarks of the Bal `a Versailles and Revolution' a Versailles lines. The aggregate sales price was $4.95 million which includes $1.8 million of inventory at cost.


(continued)




                                                                  SCHEDULE II

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (in thousands)

                  Column A                       Column B             Column C                   Column D          Column E
                  --------                       --------             --------                   --------          --------
                                                                      Additions
                                                              --------------------------
                                                                 (1)             (2)
                                                 Balance      --------------------------
                                                   at                        Charged to                            Balance
                                                beginning    Charged to         other                                at
                                                   of         costs and       accounts -        Deductions -        end of
                Description                      period       expenses       describe (A)       describe (B)        period
                -----------                      ------       --------       ------------       ------------        ------
Year ended December 31, 1995:
   Allowances for sales returns and doubtful
     accounts . . . . . . . . . . . . . . .      $2,823       $1,546                               $160  (a)        $4,208
                                                 ======       ======                               =====            ======

Year ended December 31, 1994:
   Allowances for sales returns and doubtful
     accounts . . . . . . . . . . . . . . .      $1,202       $2,150                               $529  (a)        $2,823
                                                 ======       ======                               =====            ======

Year ended December 31, 1993:
   Allowances for sales returns and doubtful
     accounts . . . . . . . . . . . . . . .      $1,086       $  716                               $600  (a)        $1,201
                                                 ======       ======                               =====            ======

(a)  Write off of bad debts and sales returns.



  The accompanying notes are an integral part of these financial statements.


                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JEAN PHILIPPE FRAGRANCES, INC.

                              By: /s/ Philippe Benacin
                                  --------------------
                                      Philippe Benacin, President

                              Date: March 27, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                       Date


/s/ Jean Madar
--------------
Jean Madar                     Chairman of the             March 26, 1996
                               Board of Directors

/s/ Philippe Benacin
--------------------
Philippe Benacin               Chief Executive Officer     March 27, 1996
                               and Director

/s/ Russell Greenberg
---------------------          Chief Financial and         March 26, 1996
Russell Greenberg              Accounting Officer and
                               Director

/s/ Francois Heilbronn
----------------------         Director                    March 27, 1996
Francois Heilbronn

/s/ Joseph A. Caccamo
---------------------          Director                    March 26, 1996
Joseph A. Caccamo




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               EXHIBIT INDEX TO
                              REPORT ON FORM 10-K
(Mark one)
          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______.

                          Commission File No. 0-16469

                        JEAN PHILIPPE FRAGRANCES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                                13-3275609
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

551 Fifth Avenue, New York, New York                            10176
(Address of Principal Executive Offices)                        (Zip Code)

         Registrant's telephone number, including area code: (212) 983-2640.
         ------------------------------------------------------------

     The following documents heretofore filed by the Company with the Securities and Exchange Commission (the "Commission") are hereby incorporated by reference from the Company's Registration Statement on Form S-18, file no. 33-17139-NY:

Exhibit No. and Description

3.1 Restated Certificate of Incorporation

4.2 Common Stock Certificate Specimen

4.4 1987 Stock Option Plan

     The following document heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987:

Exhibit No. and Description

3.2    By-laws, as amended

     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - January 18, 1990), as follows:

Exhibit No. and Description


10.13 License Agreement between the Company and Jordache dated
January 18, 1990 (as no. 10.1 therein).

10.15 Letter of Indemnification from Jordache to the Company dated January 18, 1990 (as no. 10.3 therein)

10.16 Letter Agreement from Jordache to the Company regarding foreign license rights dated January 18, 1990 (as no. 10.4 therein).

     The following documents heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990:

Exhibit No. and Description

3.1(a) Certificate of Amendment of the Restated Certificate of Incorporation

10.20 Stock Option Agreement between the Company and Philippe Benacin dated August 31, 1990.

     The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 29, 1991), as follows:

Exhibit No. and Description

10.24 Agreement and Plan or Reorganization dated July 29, 1991 among the Company, Jean Madar and Philippe Benacin (as No. 10.1 therein)

     The following document heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991:

Exhibit No. and Description

10.25 Employment Agreement between the Company and Philippe Benacin dated July 29, 1991

     The following documents heretofore filed with the Commission is incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-48811):

Exhibit No. and Description

10.26 Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

     The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992:

Exhibit No. and Description


3.1(b) Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 31, 1992

4.9 1992 Stock Option Plan

4.10 Amendment to 1992 Stock Option Plan

4.11 1993 Stock Option Plan

     The following documents heretofore filed with the Commission are incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-63330):

Exhibit No. and Description

4.12 Form of Warrant Agreement between Bear, Stearns & Co. Inc. and Jean Philippe Fragrances, Inc.

10.29  Form of Purchase Agreement

     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1993), as follows:

Exhibit No. and Description

10.30 License Agreement dated July 15, 1993, among Burberrys Limited, Inter Parfums, S.A. and Jean Philippe Fragrances, Inc.1

10.31 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (original in French)1

10.32 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A.(translation of French into English)1

10.33  Agreement dated July 14, 1993, between Alfin, Inc. and Inter Parfums,
S.A.1

10.34 Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc., C&C Beauty Sales, Inc. and Parfico, Inc.

10.35 Distribution Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc. and Fragrance Marketing Group, Inc.(1)

     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - February 28, 1994), as follows:

--------
1 Filed in excised form, as confidentiality is being sought for certain portions thereof.


Exhibit No. and Description


10.36 Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Molyneux)

10.37 Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Weil)

10.38 Agreement (Acquisition) among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Cosmetiques et Parfums de France, S.A. dated February 18, 1994

10.39 Noncompetition Agreement among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994

10.40 Commission Agreement among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Sodipe S.A. dated February 18, 1994

10.41 Convention between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re inventory purchase)

10.42 Convention de Nantissement among Cosmetiques et Parfums de France, S.A., Cosmetiques et Parfums de France-I.D., S.A., Sodipe S.A., Jean Philippe Fragrances, Inc. and Inter Parfums, S.A. dated February 18, 1994 (re security agreement)

10.43 Convention among Cosmetiques et Parfums de France-I.D., S.A., Cosmetiques et Parfums de France, S.A., Jean Philippe Fragrances, Inc. and Inter Parfums, S.A. and Sodipe S.A. dated February 18, 1994 (re French regulatory requirements)

10.44 Acquisition Agreement among Jean Philippe Fragrances, Inc., Revlon Consumer Products Corporation and Revlon Suisse, S.A. dated March 2, 1994

10.45 License Agreement among Jean Philippe Fragrances, Inc., Revlon Consumer Products Corporation and Revlon Suisse, S.A. dated March 2, 1994


     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Form 8 Amendment no. 1 (dated March 14, 1994) to the Current Report on Form 8-K (date of event - February 28,
1994), as follows:

Exhibit No. and Description

10.46. English translation of exhibit no. 10.36, Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Molyneux)

10.47. English translation of exhibit no. 10.37, Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Weil)


10.48. English translation of exhibit no. 10.41, Convention between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re inventory purchase)

10.49. English translation of exhibit no. 10.42, Convention de Nantissement among Cosmetiques et Parfums de France, S.A., Cosmetiques et Parfums de France-I.D., S.A., Sodipe S.A., Jean Philippe Fragrances, Inc. and Inter Parfums, S.A. dated February 18, 1994 (re security agreement)


     The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Form 8 Amendment no. 2 (dated March 21,
1994) to the Current Report on Form 8-K (date of event - February 28, 1994), as follows:

Exhibit No. and Description

10.50. English translation of exhibit no. 10.43, Convention among Cosmetiques et Parfums de France-I.D., S.A., Cosmetiques et Parfums de France, S.A.,
Jean Philippe Fragrances, Inc. and Inter Parfums, S.A. and Sodipe S.A. dated February 18, 1994 (re French regulatory requirements)


     The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993:

Exhibit No. and Description

3.1(c) Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 9, 1993

3.3  Articles of Incorporation of Inter Parfums Holding, S.A.

3.3.1 English Translation of Exhibit no. 3.3, Articles of Incorporation of Inter Parfums Holding, S.A.

3.4  Articles of Incorporation of Inter Parfums, S.A.

3.4.1 English Translation of Exhibit no. 3.4, Articles of Incorporation of Inter Parfums, S.A.

4.14 Warrant no. 108 registered in the name of Ladenburg, Thalmann & Co., Inc. dated February 2, 1994

4.15  1994 Nonemployee Director Stock Option Plan

10.51 Traite D'Apport Partiel D'Actif dated July 30, 1993 (Reorganization Agreement between Inter Parfums, S.A. and Selective Industrie, S.A.)

10.51.1 English translation of Exhibit no. 10.51, Traite D'Apport Partiel D'Actif dated July 30, 1993 (Reorganization Agreement between Inter Parfums, S.A. and Selective Industrie, S.A.)


10.52 Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.52.1 English translation of Exhibit no. 10.52, Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.53 Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994

10.53.1 English translation of Exhibit no. 10.53, Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994


     The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - May 31, 1994), as follows:

Exhibit No. and Description

10.55 License Agreement between Chesebrough-Pond's, Inc. and Jean Philippe Fragrances, Inc. dated May 31, 1994(2), listed as no. 10.51 therein.

10.56 Asset Purchase Agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. dated May 31, 1994, listed as no. 10.52 therein.

------------------
(2) Filed in excised form as confidential treatment has been granted for certain provisions thereof.


     The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1994), as follows:

Exhibit No. and Description

10.57 Revolving Credit Agreement dated July 15, 1994 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd., listed as no. 10.54 therein.


     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Form 8 Amendment no. 1 (dated August 8, 1994) to the Current Report on Form 8-K (date of event - July 13,
1994), as follows:

Exhibit No. and Description

10.58. Engagements de Garanties among Zanimob Enterprise Limited, Jacomo France and Inter Parfums, S.A. dated July 12, 1994, listed as no. 10.53 therein.

10.58.1 English translation of exhibit no. 10.53, Engagements de Garanties among Zanimob Enterprise Limited, Jacomo France and Inter Parfums, S.A.

dated July 12, 1994, listed as no. 10.53.1 therein.

     The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

4.15  1994 Nonemployee Director Supplemental Stock Option Plan

10.59 Modification of Lease Agreement dated June 17, 1994 between Metropolitan Life Insurance Company and Jean Philippe Fragrances, Inc.


     The following exhibits are filed herewith:

Exhibit No. and Description

10.60 Guaranty and Security Agreement of Jean Philippe
Fragrances, Inc. and Elite Parfums, Ltd. to Republic
National  Bank of New York (France) dated July 19, 1995

10.61 Lease for 60 Stults Road, South Brunswick, NJ between
Forsgate Industrial Complex, a limited partnership, and Jean Philippe Fragrances, Inc. dated July 10, 1995

10.62  Intellectual  Property  Purchase  Agreement between
Parlux Fragrances, Inc. and Parfums Jean Desprez, S.A. dated
March 12, 1996

10.63 Inventory  Purchase  Agreement  between Parlux
Fragrances, Inc. and Jean Desprez, S.A. dated March 12, 1996

11  Statement re: Computation of Earnings Per Share

21  List of Subsidiaries