Form 10-Q
period 1996-03-31
JEAN PHILIPPE FRAGRANCES INC
filed 1996-05-13
CIK 822663

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to
        ________.


                          Commission File No. 0-16469

                         JEAN PHILIPPE FRAGRANCES, INC.
            (Exact name of registrant as specified in its charter)


                    Delaware                                13-3275609
                    --------                                ----------
         (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                Identification No.)


                   551 Fifth Avenue, New York, New York 10176
              (Address of Principal Executive Offices) (Zip Code)


Registrants telephone number, including area code:    (212) 983-2640.

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

At May 8, 1996 there were 9,871,981 shares of common stock, par value $.001 per share, outstanding.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                     INDEX

                                                           Page Number

Part I.   Financial Information

        Item I.   Financial Statements                           1

                  Consolidated Balance Sheets as
                  of March 31, 1996 (unaudited)
                  and December 31, 1995 (audited)                2

                  Consolidated Statements of
                  Income for the Three Months Ended
                  March 31, 1996 (unaudited) and
                  March 31, 1995 (unaudited)                     3

                  Consolidated Statements of
                  Cash Flows for the Three Months
                  Ended March 31, 1996 (unaudited) and
                  March 31, 1995 (unaudited)                     4

                  Notes to Unaudited Financial
                  Statements                                     5

        Item 2.   Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                      6

Part II.  Other Information                                      9

Signatures

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Company's annual report filed on Form 10-K.

        The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                   ASSETS

                                                 March 31,      December 31,
                                                   1996             1995
                                                   ----             ----
Current assets:
  Cash and cash equivalents                       $14,359,895     $14,203,713
  Accounts receivable, net                         25,362,377      22,884,355
  Inventories                                      26,949,337      26,093,106
  Receivables, other                                2,371,483         970,468
  Other                                             1,300,636         987,017
  Deferred tax benefit                              1,773,058       2,400,935
                                                  -----------     -----------
     Total current assets                          72,116,786      67,539,594

Equipment and leasehold improvements, net           2,070,465       1,970,126

Other assets                                        1,339,522       1,313,694

Deferred tax benefit                                        0         581,507

Intangible assets, net                             10,151,989      12,596,322
                                                  -----------     -----------
                                                  $85,678,762     $84,001,243
                                                  ===========     ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Loans payable, banks                             $8,600,994      $9,921,881
  Accounts payable                                 18,099,109      15,012,125
  Income taxes payable                                817,568       1,241,933
                                                  -----------     -----------
     Total current liabilities                     27,517,671      26,175,939
                                                  -----------     -----------
Long-term debt, less current portion                  562,313         596,092
                                                  -----------     -----------
Minority interests                                  5,413,162       5,252,979
                                                  -----------     -----------
Shareholders' equity:
  Common stock, $.001 par; authorized
    30,000,000 shares; outstanding 9,871,981 and
    10,009,981 shares at March 31, 1996 and
    December 31, 1995, respectively                     9,872          10,010
  Additional paid-in capital                       20,609,985      20,609,985
  Retained earnings                                34,337,918      32,565,096
  Foreign currency translation adjustment           1,201,229       1,681,305

  Treasury stock, at cost, 948,503 and
    810,503 shares at March 31, 1996 and
    December 31, 1995, respectively                (3,973,388)     (2,890,163)
                                                  -----------     -----------
                                                   52,185,616      51,976,233
                                                  -----------     -----------
                                                  $85,678,762     $84,001,243
                                                  ===========     ===========

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                   Three Months Ended
                                                         March 31,
                                                   1996            1995
                                                   ----            ----
                                                (unaudited)     (unaudited)

Net sales                                       $23,302,276     $21,612,397
Cost of sales                                    12,209,683      10,659,705
                                                -----------     -----------
Gross margin                                     11,092,593      10,952,692

Selling, general and administrative               7,872,021       7,848,366
                                                -----------     -----------
Income from operations                            3,220,571       3,104,326
                                                -----------     -----------
Other charges (income):
  Interest                                          210,307         242,463
  Loss on foreign currency                           20,243         238,716
  Interest and dividend (income)                   (141,112)        (68,690)
                                                -----------     -----------
                                                     89,438         412,489
                                                -----------     -----------
Income before income taxes                        3,131,133       2,691,837

Income taxes                                      1,055,120       1,038,977
                                                -----------     -----------
Net income before minority interest               2,076,013       1,652,860

Minority interest in net income
of consolidated subsidiary                          303,191          32,276
                                                -----------     -----------
Net income                                       $1,772,822      $1,620,584
                                                ===========     ===========

Net income per common and
common equivalent share                         $      0.18     $      0.16
                                                ===========     ===========

Number of common and common
equivalent shares outstanding                    10,083,757      10,429,287
                                                ===========     ===========

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended
                                                          March 31,
                                                     1996           1995
                                                     ----           ----
Operating activities:
  Net income                                      $1,772,822      $1,620,584
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  450,024         328,074
      Minority interest in net income                303,192          32,276
  Increase (decrease) in cash from changes in:
    Accounts receivable                           (2,816,022)     (1,333,371)
    Inventories                                   (1,168,231)     (2,649,763)
    Other assets                                  (1,370,082)      1,327,267
    Deferred tax benefit                           1,174,684         229,729
    Accounts payable                               3,294,984       3,424,399
    Income taxes payable                            (468,365)       (330,170)
                                                 -----------      ----------
        Net cash provided by operating
          activities                               1,173,006       2,649,025
                                                 -----------      ----------
Investing activities:
  Purchase of equipment and leasehold improvements  (268,163)       (185,597)
  Trademark and license acquisitions                  (6,733)         (7,375)
  Proceeds from sale of trademark                  1,575,000
                                                 -----------      ----------
        Net cash provided by (used in)
          investing activities                     1,300,104        (192,972)
                                                 -----------      ----------
Financing activities:
  Increase (decrease) in loan payable, bank       (1,138,887)      1,635,989
  Repayment of long-term debt                                        (48,638)
  Purchase of treasury stock                      (1,083,363)     (1,704,554)
                                                 -----------      ----------
        Net cash (used in) financing activities   (2,222,250)       (117,203)
                                                 -----------      ----------
Effect of exchange rate changes on cash              (94,678)        (27,828)
                                                 -----------      ----------
Increase in cash and cash equivalents                156,182       2,311,022

Cash and cash equivalents at beginning of
  period                                          14,203,713       5,275,142
                                                 -----------      ----------
Cash and cash equivalents at end of period       $14,359,895      $7,586,164
                                                 ===========      ==========

Supplemental disclosure of cash flows information:


Cash paid during the period for:
      Interest                                      $210,000        $201,000
      Income taxes                                   883,000       1,213,000
                                                  ----------      ----------
See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                    Notes to Unaudited Financial Statements

1.      Significant Accounting Policies:

        The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1995.


2.      Earnings Per Share:

        Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, which consist of unissued shares under options and warrants, are included in the computation when the results are dilutive.


3.      Inventories:

        Inventories consist of the following:

                                                   March 31,      December 31,
                                                     1996            1995
                                                     ----            ----
        Raw materials and component parts         $13,083,107     $10,981,751
        Finished goods                             13,866,230      15,111,355
                                                  -----------     -----------
                                                  $26,949,337     $26,093,106
                                                  ===========     ===========

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

The Company's long-term business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, has resulted in another record for quarterly sales and earnings.

        Three Months Ended March 31, 1996 Compared to March 31, 1995

Net sales increased 8% to $23.3 million, as compared to $21.6 million in 1995. This increase is the result of continued growth of the Company's Alternative Designer Fragrance lines along with the continued success of new product development by the Company's international operations. Sales generated by the Company's core Alternative Designer Fragrance lines increased 16% and sales by the Company's French subsidiaries increased 27%; at comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 24%. The overall sales increase was achieved despite a significant decline in net sales of Cutex products caused in part by the recent discontinuance of the Cutex Color Splash lip line and an unusually strong first quarter of 1995, which included the launch of the Cutex Fresh Color lip and nail lines.

Gross margin for 1996 decreased to 48% of sales from 51% in 1995. The decline in Cutex sales for the three months ended March 31, 1996, as compared to the corresponding period of the prior year, had a direct impact on gross margin as Cutex sales provide the Company with a higher gross margin than the Company's other product lines. The Company's business lines, excluding Cutex, generated a 46% gross margin in 1996 and 1995.

Selling, general and administrative expenses decreased to 34% of net sales in 1996 as compared to 36% in 1995 reflecting our successful efforts in controlling such expenditures.

Interest expense decreased to $210,000 in 1996 from $242,000 in 1995. The Company's French subsidiaries used a portion of the proceeds of its November 1995 public offering to reduce short term borrowings. The Company continues to use its available credit lines, as needed, to finance its working capital needs.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

In 1996, the Company incurred a loss on foreign currency of $20,000 as compared to a loss of $239,000 in 1995. The 1995 loss was the result of the steep decline of the U.S. dollar relative to the French franc.

The Company's effective income tax rate decreased to 34% in 1996 from 39% in 1995. Such decline is due to the utilization of net operating loss carryforwards made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal a Versailles trademarks.

Net income for the three months ended March 31, 1996 increased 9% to $1.8 million compared to $1.6 million for the corresponding quarter of the prior year. Earnings per share increased 13% to $0.18 per share compared to $0.16 per share for the corresponding quarter of the prior year.

The weighted average number of shares outstanding was 10,083,757 in 1996 and 10,429,287 in 1995 as a result of the Company's ongoing stock buyback program.

        Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results and positive operating cash flow. At March 31, 1996, working capital aggregated $44.6 million and the Company had cash and cash equivalents on hand of approximately $14.4 million. The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock and as of March 31, 1996, 462,305 shares had been purchased at an average price per share of $8.60.

The Company's short-term financing requirements are expected to be met by available cash at March 31, 1996, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1996 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $6.0 million in credit lines provided by a consortium of international financial institutions. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the prime rate.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Operating activities provided $1.2 million of net cash in the three months ended March 31, 1996. The Company continues to closely monitor credit limits and collection of outstanding receivables. Improved techniques in forecasting and materials requisition planning continue to improve the Company's purchasing and production activities. Inventory levels reflect anticipated needs for the upcoming selling season and new product introductions.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended March 31, 1996.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part II.       Other Information

               Items 1, 2, 3, 4, 5 and 6 are omitted as they are either not applicable or have been included in Part I.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May 1996.



                                            JEAN PHILIPPE FRAGRANCES, INC.


                                    By:     /s/ Russell Greenberg
                                            Russell Greenberg,
                                            Executive Vice President and
                                            Chief Financial Officer