Form 10-Q
period 1996-06-30
JEAN PHILIPPE FRAGRANCES INC
filed 1996-08-14
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to
        ________.


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


                   551 Fifth Avenue, New York, New York 10176
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrants telephone number, including area code:    (212) 983-2640.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes / X / No / /

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At August 13, 1996 there were 9,871,981 shares of common stock, par value $.001 per share, outstanding.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                 Page Number

Part I.   Financial Information

     Item I.  Financial Statements                                      1

                  Consolidated Balance Sheets as
                  of June 30, 1996 (unaudited)
                  and December 31, 1995 (audited)                       2

                  Consolidated Statements of
                  Income for the Three Month and
                  Six Month Periods Ended
                  June 30, 1996 (unaudited) and
                  June 30, 1995 (unaudited)                             3

                  Consolidated Statements of
                  Cash Flows for the Six
                  Month Periods Ended
                  June 30, 1996 (unaudited) and
                  June 30, 1995 (unaudited)                             4

                  Notes to Unaudited Financial
                  Statements                                            5

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                                 6

Part II.   Other Information                                            10


Signatures                                                              10

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

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    June 30,        December31,
                                                      1996             1995
                                                  -----------       -----------
                                                  (unaudited)
Current assets:
   Cash and cash equivalents                     $ 14,762,812      $ 14,203,713
   Accounts receivable, net                        26,248,148        22,884,355
   Inventories                                     27,384,210        26,093,106
   Receivables, other                               2,485,169           970,468
   Other                                            1,465,807           987,017
   Deferred tax benefit                             1,402,426         2,400,935
                                                 ------------      ------------

    Total current assets                           73,748,572        67,539,594

Equipment and leasehold improvements, net           1,926,852         1,970,126

Other assets                                        1,569,544         1,313,694

Deferred tax benefit                                        0           581,507

Intangible assets, net                              9,802,700        12,596,322
                                                 ------------     -------------

                                                 $ 87,047,668      $ 84,001,243
                                                 ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Loans payable, banks                           $  8,895,287      $  9,921,881
  Accounts payable                                 18,695,305        15,012,125
  Income taxes payable                                442,016         1,241,933
                                                 ------------      ------------

    Total current liabilities                      28,032,608        26,175,939
                                                 ------------      ------------

Long-term debt, less current portion                  493,878           596,092
                                                 ------------      ------------

Minority interests                                  5,472,578         5,252,979
                                                 ------------      ------------

Shareholders' equity:
  Common stock, $.001 par; authorized

    30,000,000 shares; outstanding 9,871,981
    and 10,009,981 shares at June 30, 1996 and
    December 31, 1995, respectively                     9,872            10,010
  Additional paid-in capital                       20,609,985        20,609,985
  Retained earnings                                35,615,540        32,565,096
  Foreign currency translation adjustment             786,595         1,681,305
  Treasury stock, at cost, 948,503 and
    810,503 shares at June 30, 1996 and
    December 31, 1995, respectively                (3,973,388)       (2,890,163)
                                                 ------------      ------------

                                                   53,048,604        51,976,233
                                                 ------------      ------------

                                                 $ 87,047,668      $ 84,001,243
                                                 ============      ============

See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended               Six Months Ended
                                       June 30,                         June 30,
                                 1996            1995            1996            1995
                             -----------     ------------    -----------    ------------
                             (unaudited)     (unaudited)     (unaudited)     (unaudited)

Net sales                    $ 22,582,754    $ 22,152,130    $ 45,885,030    $ 43,764,527

Cost of sales                  12,588,684      11,187,095      24,798,367      21,846,800
                             ------------    ------------    ------------    ------------

Gross margin                    9,994,070      10,965,035      21,086,663      21,917,727

Selling, general and
  administrative                8,039,477       7,977,722      15,911,499      15,826,088

Income from operations          1,954,593       2,987,313       5,175,164       6,091,639
                             ------------    ------------    ------------    ------------

Other charges (income):
  Interest                        197,519         287,463         407,826         529,926
  Loss on foreign currency        125,895          19,932         146,138         258,648
  Interest and dividend
    (income)                     (122,190)        (56,862)       (263,302)       (125,552)
  (Gain) on sale of stock
    of subsidiary, net            (13,752)        (19,881)        (13,752)        (19,881)
                             ------------    ------------    ------------    ------------

                                  187,472         230,652         276,910         643,141
                             ------------    ------------    ------------    ------------

Income before income taxes      1,767,121       2,756,661       4,898,254       5,448,498

Income taxes                      374,314       1,090,746       1,429,434       2,129,723
                             ------------    ------------    ------------    ------------

Net income before
  minority interest             1,392,807       1,665,915       3,468,820       3,318,775

Minority interest in net
  income of consolidated
  subsidiary                      115,184          37,908         418,376          70,184
                             ------------    ------------    ------------    ------------

Net income                   $  1,277,623    $  1,628,007    $  3,050,444    $  3,248,591
                             ============    ============    ============    ============



Net income per common and
  common equivalent share    $       0.13    $       0.16    $       0.30    $       0.31
                             ============    ============    ============    ============


Number of common and
  common equivalent shares
  outstanding                  10,148,168      10,458,483      10,115,963      10,443,885
                             ============    ============    ============    ============


See notes to financial statements.
                                     Page 3

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six months ended
                                                        June 30,
                                                 1996           1995
                                              -----------    ----------
                                              (unaudited)    (unaudited)

Operating activities:
    Net income                               $  3,050,444    $ 3,248,591
    Adjustments to reconcile net income to
     net cash provided by operating
     activities:
      Depreciation and amortization               709,055        669,386
      Gain on sale of stock of subsidiary         (13,672)        19,881
      Minority interest in net income             416,045         70,184
    Increase (decrease) in cash from
      changes in:
        Accounts receivable                    (4,036,793)    (1,531,570)
        Inventories                            (1,902,104)    (6,560,643)
        Other assets                           (1,839,341)       874,320
        Deferred tax benefit                    1,510,016        292,422
        Accounts payable                        4,101,180      4,155,620
        Income taxes payable                     (758,917)      (958,442)
                                             ------------    -----------

       Net cash provided by operating
         activities                             1,235,913        279,749
                                             ------------    -----------

Investing activities:
    Purchase of equipment and leasehold
      improvements                               (291,132)      (339,279)
    Trademark and license acquisitions            (10,825)       (96,099)
    Proceeds from sale of trademark             1,575,000
                                             ------------    -----------

       Net cash provided by (used in)
         investing activities                   1,273,043       (435,378)
                                             ------------    -----------

Financing activities:
    Increase (decrease) in loan payable, bank    (645,594)     3,026,676
    Repayment of long-term debt                                  (48,638)
    Proceeds from sale of stock of subsidiary           0         40,454
    Purchase of treasury stock                 (1,083,363)    (2,031,612)
                                             ------------    -----------

       Net cash provided by (used in)
         financing activities                  (1,728,957)       986,880
                                             ------------    -----------


Effect of exchange rate changes on cash          (220,900)         1,665
                                             ------------    -----------

Increase in cash and cash equivalents             559,099        832,916

Cash and cash equivalents at beginning of
  period                                       14,203,713      5,275,142
                                             ------------    -----------

Cash and cash equivalents at end of period   $ 14,762,812    $ 6,108,058
                                             ============    ===========


Supplemental disclosure of cash flows
  information:

    Cash paid during the period for:
      Interest                               $    210,000    $   545,000
      Income taxes                                883,000      3,038,000


See notes to financial statements.
                                     Page 4

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

3.   Inventories:

     Inventories consist of the following:

                                                 June 30,        December 31,
                                                  1996               1995
                                              -----------       -------------

     Raw materials and component parts        $11,770,092        $10,981,751
     Finished goods                            15,614,118         15,111,355
                                              -----------        -----------

                                              $27,384,210        $26,093,106
                                              ===========        ===========

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

The Company's long-term business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, have resulted in another quarter of continued growth in sales.

        Three Months Ended June 30, 1996 Compared to June 30, 1995


Net sales increased 2% to $22.6 million, as compared to $22.2 million in 1995. This increase is the result of continued growth of the Company's Alternative Designer Fragrance lines and initial sales of the Company's recently introduced line of Aziza eye cosmetics. Sales, generated by the company's core Alternative Designer Fragrance lines, which increased 2%, were negatively impacted by customer returns of the Company's Romantic Illusion line of Alternative Designer Fragrances in excess of management's anticipation. The line was introduced on a promotional basis to select retail customers and the ultimate sell through was significantly below projections. Aziza, which made its debut in the latter part of the first quarter of 1996, represented approximately 4% of sales for the three months ended June 30, 1996. The Company's Cutex product line was down approximately 10%, which is reflective of the 1995 discontinuance of the Cutex Color Splash lip line.

Sales by the Company's foreign subsidiaries were flat in both translated US dollars and at comparable foreign currency exchange rates. After a very strong second quarter in 1995, where sales increased 33%, and an exceptional first quarter in 1996, where sales increased 27%, our French subsidiaries have endured a very competitive marketplace and are preparing new product introductions to help fuel future growth. In addition, 1996 results include the effect of the sale of the Bal a Versaille trademarks in March of 1996.

Gross margin for 1996 decreased to 44% of sales from 50% in 1995. The decline is primarily the result of the absorption of returns of Romantic Illusion products and the cost to refurbish such products for eventual resale. Such resale will include sales to the Company's wholesale and international customer base where the Company's return liability is minimal.

Selling, general and administrative expenses represented 36% of net sales in both 1996 and 1995. Management has made it a top priority to control such expenditures and such efforts have been successful. Such efforts have been partially mitigated by a significant media advertising campaign which was launched during the three months ended June 30, 1996, in support of the introduction of the Company's Aziza eye cosmetic line.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Interest expense decreased to $198,000 in 1996 from $287,000 in 1995. The Company's French subsidiaries used a portion of the proceeds of their November 1995 public offering to reduce short term borrowings. The Company continues to use its available credit lines, as needed, to finance its working capital needs.

In 1996, the Company incurred a loss on foreign currency of $126,000 as compared to a loss of $20,000 in 1995. The 1996 loss was the effect of currency rate changes on a portion of intercompany borrowings, which were repaid by our French subsidiaries, during the three month period ended June 30, 1996.

The Company's effective income tax rate decreased to 21% in 1996 from 40% in

1995. Such decline is due to the utilization of net operating loss carryforwards made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal a Versailles trademarks.

Net income was $1.3 million for the three months ended June 30, 1996 as compared to $1.6 million for the corresponding quarter of the prior year. Earnings per share was $0.13 per share as compared to $0.16 per share for the corresponding quarter of the prior year.

The weighted average number of shares outstanding was 10,148,168 in 1996 and 10,458,483 in 1995; such decline is the result of the Company's ongoing stock buyback program.

        Six Months Ended June 30, 1996 Compared to June 30, 1995

Net sales increased 5% to $45.9 million, as compared to $43.8 million in 1995. This increase is the result of continued growth of the Company's Alternative Designer Fragrance lines along with the continued success of new product development by the Company's international operations. Sales generated by the Company's core Alternative Designer Fragrance lines increased 9% and sales by the Company's French subsidiaries increased 12%; at comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 13%. The overall sales increase was achieved despite a significant decline in net sales of Cutex products caused, in part, by the 1995 discontinuance of the Cutex Color Splash lip line.

Gross margin for 1996 decreased to 46% of sales from 50% in 1995. The decline in Cutex sales for the six months ended June 30, 1996, as compared to the corresponding period of the prior year, had a direct impact on gross margin as Cutex sales provide the Company with a higher gross margin than the Company's other product lines. The decline is also the result of the absorption of returns of Romantic Illusion products and the cost to refurbish such products for eventual resale. Such resale will include sales to the Company's wholesale and international customer base where the Company's return liability is minimal.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Selling, general and administrative expenses decreased to 35% of net sales in 1996 as compared to 36% in 1995 reflecting our successful efforts in controlling such expenditures. Such efforts have been partially mitigated by a significant media advertising campaign which was launched during the three months ended June 30, 1996, in support of the introduction of the Company's Aziza eye cosmetic line.

Interest expense decreased to $408,000 in 1996 from $530,000 in 1995. The Company's French subsidiaries used a portion of the proceeds of their November 1995 public offering to reduce short term borrowings. The Company continues to use its available credit lines, as needed, to finance its working capital needs.


In 1996, the Company incurred a loss on foreign currency of $146,000 as compared to a loss of $259,000 in 1995. The 1995 loss was the effect of the steep decline of the U.S. dollar relative to the French franc. The 1996 loss was the effect of currency rate changes on a portion of intercompany borrowings, which were repaid by our French subsidiaries.

The Company's effective income tax rate decreased to 29% in 1996 from 39% in 1995. Such decline is due to the utilization of net operating loss carryforwards made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal a Versailles trademarks.

Net income was $3.1 million for the six months ended June 30, 1996 as compared to $3.2 million for the corresponding period of the prior year. Earnings per share was $0.30 per share compared to $0.31 per share for the corresponding period of the prior year.

The weighted average number of shares outstanding was 10,115,963 in 1996 and 10,443,885 in 1995; such decline is the result of the Company's ongoing stock buyback program.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

        Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results and positive operating cash flow. At June 30, 1996, working capital aggregated $45.7 million and the Company had cash and cash equivalents on hand of approximately $14.8 million. The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock and as of June 30, 1996, 462,305 shares had been purchased at an average price per share of $8.60.

The Company's short-term financing requirements are expected to be met by available cash at June 30, 1996, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1996 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $6.0 million in credit lines provided by a consortium of international financial institutions. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the prime rate.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Operating activities provided $1.2 million of net cash for the six months ended June 30, 1996. The Company continues to closely monitor and improve its procedures with respect to collection of outstanding receivables and inventory levels reflect the increase necessary to support the upcoming selling season.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended June 30, 1996.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part II. Other Information

               Items 1,2,3,4,5 and 6 are omitted as they are either not applicable or have been included in Part I.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 1996.


                                            JEAN PHILIPPE FRAGRANCES, INC.



                                    By:     /s/ Russell Greenberg
                                            ------------------------------
                                            Russell Greenberg,
                                            Executive Vice President and
                                            Chief Financial Officer