Form 10-Q
period 1996-09-30
JEAN PHILIPPE FRAGRANCES INC
filed 1996-11-14
CIK 822663

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

                                          OR

/  /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________to _______.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 12, 1996, there were 9,871,981 shares of common stock, par value $.001 per share, outstanding.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                  Page Number

Part I.   Financial Information

         Item I.  Financial Statements                                 1

                      Consolidated Balance Sheets as
                      of September 30, 1996 (unaudited)
                      and December 31, 1995 (audited)                  2

                      Consolidated Statements of
                      Income for the Three Month and
                      Nine Month Periods Ended
                      September 30, 1996 (unaudited) and
                      September 30, 1995 (unaudited)                   3

                      Consolidated Statements of
                      Cash Flows for the Nine
                      Month Periods Ended
                      September 30, 1996 (unaudited) and
                      September 30, 1995 (unaudited)                   4

                      Notes to Unaudited Financial
                      Statements                                       5

         Item 2.  Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                        6

Part II.   Other Information

         Item 4.  Submission of Matters to a Vote of
                      Security Holders                                11

Signatures                                                            12

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

         The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

         ASSETS

                                                                 September 30,                    December 31,
                                                                     1996                             1995
                                                              --------------------             --------------------
                                                                  (unaudited)
Current assets:
       Cash and cash equivalents                                      $17,907,329                      $14,203,713
       Accounts receivable, net                                        27,037,826                       22,884,355
       Inventories                                                     25,388,306                       26,093,106
       Receivables, other                                               1,450,024                          970,468
       Other                                                            1,323,151                          987,017
       Deferred tax benefit                                             1,181,030                        2,400,935
                                                              --------------------             --------------------

            Total current assets                                       74,287,666                       67,539,594

Equipment and leasehold improvements, net                               1,813,000                        1,970,126

Other assets                                                            1,727,986                        1,313,694

Deferred tax benefit                                                                                       581,507

Intangible assets, net                                                  9,564,137                       12,596,322
                                                              --------------------             --------------------

                                                                      $87,392,789                      $84,001,243
                                                              ====================             ====================


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Loans payable, banks                                           $12,193,177                       $9,921,881
       Accounts payable                                                14,610,104                       15,012,125
       Income taxes payable                                               144,583                        1,241,933
                                                              --------------------             --------------------

            Total current liabilities                                  26,947,864                       26,175,939
                                                              --------------------             --------------------

Long-term debt                                                            491,870                          596,092
                                                              --------------------             --------------------

Minority interests                                                      5,517,241                        5,252,979
                                                              --------------------             --------------------


Shareholders' equity:
       Common stock, $.001 par; authorized
           30,000,000 shares; outstanding 9,871,981 and
           10,009,981 shares at September 30, 1996 and
           December 31, 1995, respectively                                  9,872                           10,010
       Additional paid-in capital                                      20,609,985                       20,609,985
       Retained earnings                                               37,093,420                       32,565,096
       Foreign currency translation adjustment                            695,925                        1,681,305
       Treasury stock, at cost, 948,503 and
           810,503 shares at September 30, 1996 and
           December 31, 1995, respectively                             (3,973,388)                      (2,890,163)
                                                              --------------------             --------------------

                                                                       54,435,814                       51,976,233
                                                              --------------------             --------------------

                                                                      $87,392,789                      $84,001,243
                                                              ====================             ====================

See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                       1996           1995            1996            1995
                                                   ------------    ------------    ------------    ------------
                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales                                          $ 22,578,172    $ 25,479,586    $ 68,463,202    $ 69,244,113

Cost of sales                                        12,640,763      13,514,405      37,439,130      35,361,205
                                                   ------------    ------------    ------------    ------------

Gross margin                                          9,937,409      11,965,181      31,024,072      33,882,908

Selling, general and administrative                   7,469,531       8,496,998      23,381,030      24,323,086
                                                   ------------    ------------    ------------    ------------

Income from operations                                2,467,878       3,468,183       7,643,042       9,559,822
                                                   ------------    ------------    ------------    ------------

Other charges (income):
      Interest                                          239,700         296,639         647,526         826,565
      Loss (gain) on foreign currency                    24,389         (87,506)        170,527         171,142
      Interest and dividend (income)                   (142,237)        (66,002)       (405,539)       (191,554)
      (Gain) on sale of stock of subsidiary, net                        (12,183)        (13,752)        (32,064)
                                                   ------------    ------------    ------------    ------------

                                                        121,852         130,948         398,762         774,089
                                                   ------------    ------------    ------------    ------------

Income before income taxes                            2,346,026       3,337,235       7,244,280       8,785,733

Income taxes                                            800,239       1,238,022       2,229,673       3,367,745
                                                   ------------    ------------    ------------    ------------

Net income before minority interest                   1,545,787       2,099,213       5,014,607       5,417,988

Minority interest in net income
      of consolidated subsidiary                         67,906          27,421         486,283          97,605

                                                   ------------    ------------    ------------    ------------

Net income                                         $  1,477,881    $  2,071,792    $  4,528,324    $  5,320,383
                                                   ============    ============    ============    ============


Net income per common and
      common equivalent share                      $       0.15    $       0.20    $       0.45    $       0.51

                                                   ============    ============    ============    ============


Number of common and common
      equivalent shares outstanding                   9,911,691      10,561,214      10,047,872      10,482,994
                                                   ============    ============    ============    ============


See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine months ended
                                                                                  September 30,
                                                                             1996           1995
                                                                         ------------    ------------
                                                                          (unaudited)      (unaudited)
Operating activities:
         Net income                                                      $  4,528,324    $  5,320,383
         Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization                                 1,075,646       1,022,884
              Gain on sale of stock of subsidiary                             (13,672)        (32,064)
              Minority interest in net income                                 486,283          97,605
         Increase (decrease) in cash from changes in:
            Accounts receivable                                            (4,882,471)     (5,672,227)
            Inventories                                                        43,800      (4,512,189)
            Other assets                                                   (1,337,982)        979,753
            Deferred tax benefit                                            1,717,412         126,856
            Accounts payable                                                   48,979         963,339
            Income taxes payable                                           (1,052,350)       (176,272)
                                                                         ------------    ------------

                   Net cash provided by (used in) operating activites         613,969      (1,881,932)
                                                                         ------------    ------------

Investing activities:
         Purchase of equipment and leasehold improvements                    (351,984)       (489,667)
         Trademark and license acquisitions                                   (14,176)        (65,413)
         Proceeds from sale of trademark                                    2,150,000
                                                                         ------------    ------------

                   Net cash provided by (used in) investing activities      1,783,840        (555,080)
                                                                         ------------    ------------

Financing activities:
         Increase (decrease) in loan payable, bank                          2,683,296       4,944,936
         Repayment of long-term debt                                                         (189,200)
         Proceeds from sale of stock of subsidiary                                             67,200
         Proceeds from exercise of options and warrants                                       102,247
         Purchase of treasury stock                                        (1,083,363)     (2,140,232)
                                                                         ------------    ------------

                   Net cash provided by financing activities                1,599,933       2,784,951
                                                                         ------------    ------------

Effect of exchange rate changes on cash                                      (294,126)          6,878
                                                                         ------------    ------------


Increase in cash and cash equivalents                                       3,703,616         354,817

Cash and cash equivalents at beginning of period                           14,203,713       5,275,142
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $ 17,907,329    $  5,629,959
                                                                         ============    ============


Supplemental disclosure of cash flows information:

         Cash paid during the period for:
              Interest                                                   $    633,000    $    826,000
              Income taxes                                                    853,000       3,907,000

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


3.       Inventories:

         Inventories consist of the following:

                                                  September 30,   December 31,
                                                       1996           1995
                                                   -----------    -----------
         Raw materials and component parts         $11,592,669    $10,981,751
         Finished Goods                             13,795,637     15,111,355
                                                   -----------    -----------
                                                   $25,388,306    $26,093,106
                                                   ===========    ===========

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS


The Company's long-term business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets remains as management's primary long-term focus. Current quarter sales and earnings however, reflect the difficulties encountered in the current retail environment and obstacles encountered in bringing the Company's newly acquired lines to the profitability levels originally anticipated. Management has and will continue to take the steps it deems necessary to resume sales growth at improved profitability levels.

         Three Months Ended September 30, 1996 Compared to
         September 30, 1995

Net sales decreased 11% to $22.6 million, as compared to $25.5 million in 1995. This decline is primarily the result of the Company's decision to curtail certain promotional programs which did not contribute to the overall bottom line. The Company's decision not to repeat its Romantic Illusions promotion of 1995 was the result of a poor sell through which resulted in a very high return rate. Such returns negatively impacted net sales in the second and early part of the third quarters of 1996. Certain Jordache lip and nail promotions, which did not achieve the desired overall sell through, were either curtailed or deleted. Excluding the effect of the 1995 Romantic Illusion promotion and the related returns, sales of the Company's core Alternative Designer Fragrance lines increased 17% for the three months ended September 30, 1996.

The Aziza hypo-allergenic eye cosmetic line, which made its debut in the latter part of the first quarter of 1996, represented just over 2% of sales for the three months ended September 30, 1996. Aziza continues to enjoy a very strong sell through at the retail level. However, the sell in, to mass market merchandisers and drug store chains, continues to be slow because competition for retail space in the eye care category remains very intense. Sales in the Cutex product categories were down approximately 9%, which is the result of decreased promotional activity.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Sales generated by the Company's French subsidiaries decreased 15%; at comparable foreign currency exchange rates, sales by the Company's French subsidiaries decreased 12%. Although the Company's French operations continue to endure a very competitive marketplace, new product introductions are underway to help fuel future growth. The decline in sales of the French operations was also affected by the sale of the Bal Versaille trademarks in March of 1996.

Gross profit margin for 1996 was 44% of sales as compared to 47% in 1995. The lower gross margin is the result of the decline in high margin Cutex sales along with the decline in higher margin fragrance promotions. In addition, the Company continues to convert discontinued and returned merchandise into cash, via closeout sales, at prices below normal margins. The Company is in process of clearing its inventory of returns which resulted from the discontinuance of the Cutex Color Splash lip line.


Selling, general and administrative expenses declined $1.0 million to $7.5 in 1996 from $8.5 in 1995 and represented 33% of net sales in both 1996 and 1995. Management has made it a top priority to control such expenditures and plans to continue to take the actions it deems necessary to reduce its overall selling, general and administrative expenses.

Interest expense decreased to $240,000 in 1996 from $297,000 in 1995. The Company uses its available credit lines, as needed, to finance its working capital needs.

In 1996, the Company incurred a loss on foreign currency of $24,000 as compared to a gain of $88,000 in 1995. The Company on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings.

The Company's effective income tax rate decreased to 34% in 1996 from 37% in 1995. Such decline is due to the utilization of net operating loss carryforwards made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal Versailles trademarks.

Net income was $1.5 million for the three months ended September 30, 1996 as compared to $2.1 million for the corresponding quarter of the prior year. Earnings per share was $0.15 per share as compared to $0.20 per share for the corresponding quarter of the prior year.

The weighted average number of shares outstanding was 9,911,691 in 1996 and 10,561,214 in 1995; such decline is the result of the Company's ongoing stock buyback program.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


         Nine Months Ended September 30, 1996 Compared to
         September 30, 1995

Net sales decreased 1% to $68.5 million, as compared to $69.2 million in 1995. This decline is primarily the result of the Company's third quarter decision to curtail certain promotional programs which did not contribute to the overall bottom line. The Company's decision not to repeat its Romantic Illusions promotion of 1995 was the result of a poor sell through which resulted in a very high return rate. Such returns negatively impacted net sales in the second and early part of the third quarters of 1996. Certain Jordache lip and nail promotions, which did not achieve the desired overall sell through, were either curtailed or deleted. Excluding the effect of the 1995 Romantic Illusion promotion and the related returns, sales of the Company's core Alternative Designer Fragrance lines increased 14% for the nine months ended September 30, 1996.


The Aziza hypo-allergenic eye cosmetic line, which made its debut in the latter part of the first quarter of 1996, represented just over 3% of sales for the nine months ended September 30, 1996. Aziza continues to enjoy a very strong sell through at the retail level. However, the sell in, to mass market merchandisers and drug store chains, continues to be slow because competition for retail space in the eye care category remains very intense. Sales of the Cutex product lines were down approximately 23%, which is the result of decreased promotional activity and the discontinuance of the Cutex Color Splash lip line.

Sales generated by the Company's French subsidiaries increased 3%; at comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 7%. Although the Company's French operations continue to endure a very competitive marketplace, new product introductions are underway to help fuel future growth. The sales growth of the French operations was achieved despite the sale of the Bal Versaille trademarks in March of 1996.

Gross profit margin for 1996 was 45% of sales as compared to 49% in 1995. The lower gross margin is the result of the decline in high margin Cutex sales along with the decline in higher margin fragrance promotions. The decline is also the result of the absorption of returns of Romantic Illusion products and the cost to refurbish such products for eventual resale. In addition, the Company continues to convert discontinued and returned merchandise into cash, via closeout sales, at prices below normal margins. The Company is in process of clearing its inventory of returns which resulted from the discontinuance of the Cutex Color Splash lip line.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Selling, general and administrative expenses declined $0.9 million to $23.4 in 1996 from $24.3 in 1995 and represented 34% of net sales in 1996 as compared to 35% in 1995. Management has made it a top priority to control such expenditures and plans to continue to take the actions it deems necessary to reduce its overall selling, general and administrative expenses.

Interest expense decreased to $648,000 in 1996 from $827,000 in 1995. The Company uses its available credit lines, as needed, to finance its working capital needs.

The Company incurred a loss on foreign currency of $171,000 in both 1995 and 1996. The 1995 loss was the effect of the steep decline of the U.S. dollar relative to the French franc and the 1996 loss was the effect of currency rate changes on a portion of intercompany borrowings, which were repaid by our French subsidiaries.

The Company's effective income tax rate decreased to 31% in 1996 from 38% in 1995. Such decline is due to the utilization of net operating loss carryforwards made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal Versailles trademarks.

Net income was $4.5 million for the nine months ended September 30, 1996 as compared to $5.3 million for the corresponding period of the prior year. Earnings per share was $0.45 per share compared to $0.50 per share for the corresponding period of the prior year.

The weighted average number of shares outstanding was 10,047,872 in 1996 and 10,482,994 in 1995; such decline is the result of the Company's ongoing stock buyback program.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

         Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results. At September 30, 1996, working capital aggregated $47.3 million and the Company had cash and cash equivalents on hand aggregating $17.9 million. The Company's working capital ratio has improved from 2.58 : 1 as of December 31, 1995 to 2.76 : 1 as of September 30, 1996 and the Company's book value per share aggregated $5.51 per share as of September 30, 1996. The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock and as of September 30, 1996, 462,305 shares had been purchased at an average price per share of $8.60.

The Company's short-term financing requirements are expected to be met by available cash at September 30, 1996, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1996 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $9.0 million in credit lines provided by a consortium of international financial institutions. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the prime rate.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Operating activities provided $0.6 million of net cash from operations for the nine months ended September 30, 1996 as compared to a use of $1.9 million of net cash for the nine months ended September 30, 1995. In prior years, the gear up for Christmas promotional selling required a use of funds for operating purposes. With current years reduced promotional activities and the ongoing inventory reduction activities, through closeout sales, the Company has been able to maintain a positive cash flow from operations.


Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended September 30, 1996.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Part II. Other Information


                  Items 1,2,3,5 and 6 are omitted as they are either not applicable or have been included in Part I.


Item 4.  Submission of Matters to a Vote of Security Holders


(a) The Annual Meeting of Stockholders (the "Meeting") of Jean Philippe Fragrances, Inc. (the "Corporation") was held on July 9, 1996 at 10:00 a.m., local time, at the offices of the Corporation, 551 Fifth Avenue, New York, New York 10176.

(b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell A. Greenberg, Francois Heilbronn and Joseph A. Caccamo.

A vote was taken and the results thereof tabulated by the Inspector of Election. The results were as follows: 9,223,122 votes for Jean Madar, 109,450 withheld; 9,223,122 votes for Philippe Benacin, 109,450 withheld; 9,223,122 votes for Russell Greenberg, 109,450 withheld; 9,223,222 votes for Francois Heilbronn, 10,350 withheld; and 9,223,122 votes for Joseph A. Caccamo, 109,450 withheld. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

(c) The final item of business was the proposal to ratify the appointment of Richard A. Eisner & Company LLP, the independent certified public accountants of the Corporation, for the current fiscal year. The results of the voting were as follows:

       9,336,361 votes for the resolution,
       29,230 votes against and
       17,250 votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, and the resolution was duly passed.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 1996.



                                       JEAN PHILIPPE FRAGRANCES, INC.


                                       By: /s/ Russell Greenberg,
                                           -----------------------------
                                           Russell Greenberg,
                                           Executive Vice President and
                                           Chief Financial Officer