Form 10-K/A
period 1995-12-31
JEAN PHILIPPE FRAGRANCES INC
filed 1997-01-27
CIK 822663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          REPORT ON FORM 10-K AMENDMENT

(Mark one)

          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to            .

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


         Net sales generated by Cutex product lines increased $5.3 million over 1994 net sales. This increase was well below original expectations as the result of excessive product returns caused in part from the required change in the Uniform Product Code from that of Chesebrough-Ponds, increased competitive pressures for retail shelf space and disappointing sales of the lip color line. Management believes that the significant factor which led to disappointing sales of the Cutex lip color line is the failure of consumers to associate lip color cosmetics with the Cutex brand name to the same extent that consumers do with nail products, wherein the Cutex brand has significantly stronger appeal.



         In October 1995 the Company decided to discontinue production of the Cutex lip color line and as a result, has taken a nonrecurring charge aggregating $2.2 million, before taxes, in the fourth quarter of 1995. This charge represents a writedown of current lip product inventory of approximately $741,000 and a reserve for returns of lip products of $1,481,000 which may be required on lip products in 1996. The discontinued lip color line did not contribute to net sales in 1995 as customer returns exceeded new product shipments.


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

         The Company continues to focus its sales efforts on development of new product categories for sale to our expanding customer base. The February 1996 relaunch of the Aziza(R) hypo allergenic eye cosmetic line is well under way.

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


         Selling, general and administrative expenses represented 35% of net sales in 1995 as compared to 32% in 1994. The increase is primarily the result of promotion and advertising expenses required for the Cutex product lines and reflect the fact that sales of the Cutex color lines have been below original expectations. Management is taking the steps it deems necessary to bring the Cutex nail color line to an acceptable profitability level. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures. Royalty expense aggregated $2.6 million for 1995 as compared to $1.6 million for 1994. The increase in 1995 represents a full year of sales of Cutex products as compared to four (4) months of sales of Cutex Products in 1994.


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


         Selling, general and administrative expenses represented 32% of net sales in 1994 as compared to 27% and 1993. The increase is primarily the result of expenses incurred in connection with the restructuring of the Company's sales force and the transition of all of the Company's new product lines into its existing domestic and international business operations. In addition, most licensed product lines call for royalties to be paid based on sales volume and some require minimum advertising expenditures. Royalty expense aggregated $1.6 million for 1994 as compared to $0.6 million for 1993. The increase in 1994 represents a full year of sales of Ombre Rose and Burberry's products as compared to six (6) months of sales in 1993. Royalty expense for 1994 also included royalties on sale of Cutex product lines, which were acquired in August 1994.


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

     [6]  Equipment and leasehold improvements:


          Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method and the declining balance method over the estimated useful asset lives and for equipment, which range between 3 and 10 years, and the shorter of the lease term or estimated useful asset lives for leasehold improvements.