Form 10-Q/A
period 1996-09-30
JEAN PHILIPPE FRAGRANCES INC
filed 1997-01-27
CIK 822663

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

Cutex lip color product returns have not affected reported sales in 1996 as the estimated reserve, of approximately $1.5 million accrued for in 1995, appears adequate. As of September 30, 1996, the reserve had been fully utilized, but management does not believe there to be remaining any material obligations relating to lip color products.


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