Form 10-K405
period 1996-12-31
JEAN PHILIPPE FRAGRANCES INC
filed 1997-04-15
CIK 822663

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(MARK ONE)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR


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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / X /


         State the aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price on April 9, 1997 of $5.50): $25,475,356.

         Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 9, 1997): 9,602,481.

         Documents Incorporated By Reference: None.

                                     PART I

Item 1. Business

Introduction

         Jean Philippe Fragrances, Inc. was organized under the laws of the State of Delaware in May 1985, maintains it executive offices at 551 Fifth Avenue, New York, New York 10176 and its telephone number is 212-983-2640. Unless the context otherwise indicates, the term "Jean Philippe" refers to the parent company, Jean Philippe Fragrances, Inc., and the term the "Company" refers to Jean Philippe Fragrances, Inc. and its consolidated majority-owned direct and indirect subsidiaries, Inter Parfums Holdings, S.A. ("IP Holdings"), Inter Parfums, S.A. ("Inter Parfums"), Inter Parfums Trademarks, S.A. and Inter Parfums Cosmetiques; and the Company's wholly-owned subsidiaries, Elite Parfums, Ltd. ("Elite") and Jean Philippe Fragrances do Brasil, Ltda. ("Jean Philippe Brasil"), a limited liability company.

         The Company is a manufacturer and distributor of fragrances and cosmetics in the following niche markets: domestic and international brand name and licensed fragrances, alternative designer fragrances and mass market cosmetics.

         The Company is the owner of the Intimate(R), Parfums Molyneux(R) and Parfums Weil(R) fragrance lines, and Aziza(R), a hypo-allergenic line of eye cosmetics; and is the world-wide licensee, manufacturer and distributor of the Burberrys(R), Ombre Rose(R) and Regine's(R) fragrance lines, the Jordache(R) line of fragrances and cosmetics and Chaz(R) fragrances for men. The Company has entered into an agreement to relinquish its license in the United States and Puerto Rico for Cutex(R) nail care and lip products. See "Item 1. Business-Mass Market Cosmetics."

         Inter Parfums markets its own line of moderately priced fragrances and certain licensed or brand name fragrances in approximately sixty (60) countries worldwide.

         The Company has in the past acquired, and may in the future seek to acquire or divest, one (1) or more companies or divisions of companies in the fragrance or cosmetic business, or fragrance product lines or related cosmetic products. Any and all discussions had by management to date have been at the inquiry, pre-negotiation level only, and no assurances can be given that: (i) management will pursue any transaction should a company, business, division, or product line become available for sale or purchase; (ii) or if pursued, that any transaction will be consummated; or (iii) if consummated, that any such transaction will increase the Company's earnings.

Products and Selection

         -Alternative Designer Fragrances

         The Company produces and markets several lines of fragrances which it sells at a substantial discount from the high image, high retail cost brand name counterparts. Prior to producing and marketing a new alternative designer product, management of the Company looks for the existence of certain factors with respect to a particular designer fragrance: (i) high retail selling price,
(ii) substantial expenditure of advertising dollars and (iii) selective distribution. Management is of the opinion that the presence of all three (3) factors gives a reasonable degree of market presence for such designer fragrance. Management then seeks to create a similar scent which, together with creative packaging and steeply discounted prices, will create what the Company intends will be an appealing fragrance to be sold to wholesalers, mass market merchandisers and drug store chains at substantial discounts from the higher cost, brand name fragrance.

         The Company's alternative designer fragrances, which are produced in the United States, are similar in scent to highly advertised designer fragrances that are marketed at a high retail price. These products are intended to have an upscale image without a high retail price, and typically sell for under $5.00 at the mass market retail level, substantially discounted from the high cost of designer fragrances which typically range from $30.00 to $200.00 at prestige retail locations.

         Some of the alternative designer fragrances currently produced and marketed by the Company include: JP Do(TM), Elite 2(TM), Uno(TM), C Elite(TM), Flight(TM), Memphis(R) and Dakota(TM).

         Additionally, the Company markets complementary alternative designer fragrance products such as skin creams, deodorant sticks, roll on deodorants and body sprays. New products are intended to be developed in accordance with market feasibility and demand. Management of the Company believes that demand for new alternative designer fragrances may be created when participants in the designer fragrance industry launch promotional campaigns for new products.

         -Brand Name and Licensed Fragrances

         The Parfums Weil and Parfums Molyneux world-wide family of trademarks were acquired in 1994 by Inter Parfums, and cover a variety of moderately priced fragrance lines for distribution to perfumeries, and the fragrance lines are distributed in over thirty (30) countries world-wide. Parfums Molyneux, formed in 1927, has established a classic line of fragrances including Captain and Quartz, with representation in all major markets world-wide. Parfums Weil has enjoyed a similar history dating back to the early 1900's with its first production of a range of original perfumes presented in exquisite Baccarat bottles. Through the years the fragrance lines were modernized and expanded, and today include the trademarks Bambou, Antilope and Kipling, among others. Quartz by Molyneux has achieved wide acceptance in Central and South America. During 1996, Inter Parfums introduced a new fragrance, Quartz for men, which followed the launch in 1995 of Fluer de Weil, a new fragrance developed by Inter Parfums following the trend of light floral notes associated with the Weil brand.

         In 1994 the Company acquired from Revlon Consumer Products Corporation ("Revlon") the world-wide trademarks for the Intimate fragrance line, and entered into a 99 year royalty free license agreement with Revlon for the use of the trademark Chaz in connection with men's fragrances, deodorants and body sprays.

         The Intimate and Chaz brands cover a variety of moderately priced fragrances for mass market distribution, and are currently distributed in a number of countries throughout the world. The Intimate product line has been available for over forty (40) years and has gained a reputation for quality and value with women over forty (40) years of age.

         In 1993 Inter Parfums acquired the exclusive world-wide license for Burberrys fragrances in accordance with the terms of a License Agreement entered into among Burberrys Limited as licensor, Inter Parfums as licensee and Jean Philippe as the guarantor of Inter Parfums obligations thereunder (the "Burberrys License Agreement"). The Burberrys License Agreement expires December 31, 2003, subject to certain minimum sales requirements and royalty payments. In 1995 Inter Parfums completely redesigned all products under the Burberry's brand name, which achieved successful distribution in more than twenty (20) countries around the world. Sales of the new Burberry's line achieved substantial growth in 1996 and its continued success is anticipated for 1997. Additionally in 1997, Inter Parfums retained a new distributor in the United States for its Burberry's fragrances, and will launch two (2) additional new Burberry's fragrance lines.

         In 1993 Inter Parfums acquired the exclusive world-wide license for Ombre Rose fragrances as well as other fragrances to be developed by Inter Parfums in accordance with the terms of a License Agreement entered into between Jean-Charles Brosseau S.A. as licensor and Inter Parfums as licensee (the "Brosseau License Agreement"). The Brosseau License Agreement is for a term of ten (10) years, subject to certain minimum sales requirements and royalty payments. The Ombre Rose line, with its classically designed bottle, continues to enjoy wide acceptance in the Far East and the United States.

         In addition, Inter Parfums acquired all of the then existing world-wide distribution rights for Ombre Rose fragrances, which had previously been granted to two (2) affiliated companies based in Miami, Florida, subject to continuing in effect certain sub-distribution agreements outside of the United States in accordance with their respective terms. As part of such transaction, Inter Parfums granted exclusive distribution rights in the United States, Canada and Puerto Rico to Fragrance Marketing Group, Inc., an affiliate of the former distributors of Ombre Rose, for the same term as the Brosseau License Agreement, subject to certain minimum purchase requirements. Jean Philippe has guaranteed the obligations of Inter Parfums under such agreements. In May 1996 the Distribution Agreement was assigned by Fragrance Marketing Group, Inc. to French Fragrances, Inc., which is now the exclusive distributor in the United States, Canada and Puerto Rico.

         In 1990 the Company obtained the exclusive right to use the trademark Jordache(R) from Jordache Enterprises, Inc. ("Jordache") in connection with the manufacturing, marketing and distribution of fragrances and cosmetics in the United States. The Company also received the license to manufacture, market and distribute fragrances and cosmetics in various territories abroad, which territories are to become exclusive in nature upon the commencement of substantial bona fide sales in each such territory. The initial term of the license was for five and a half (5-1/2) years and ended on June 30, 1995. In addition the license agreement provides the Company with the right to renew the license for ten (10) annual renewal terms, subject to certain minimum sales and royalty payment requirements. In the first quarter of fiscal year ending December 31, 1997, the Company elected to renew the Jordache license for the next annual period. Since obtaining the right to use the Jordache trademark, the Company has created and produced, and presently markets, a Jordache(R) product line, which consists of a collection of moderately priced fragrances and cosmetics (lipstick, nail polish and eye shadows) geared to the youth market.

         In 1989 the Company became the exclusive world wide distributor for a new fragrance called Regine's, which is sold internationally in approximately sixty (60) countries. The Regine's fragrance was developed by Inter Parfums, the first original fragrance to be created and marketed by the Company. Inter Parfums markets Regine's, Zoa(TM) and Jimmy'z (the Regine's men's fragrance) outside the United States and Canada.

         In March 1996, the Company, through its indirect, majority-held subsidiary, formerly known as Parfums Jean Desprez, S.A. and its wholly-owned subsidiary, formerly known as Jean Desprez, S.A., sold to Parlux Fragrances, Inc. all of the trademarks and related intellectual property rights, equipment, ancillary assets and inventory of the Bal`a Versailles and Revolution `a Versailles lines, among others. In addition, Parfums Jean Desprez and Jean Desprez on behalf of themselves and their parent and affiliated corporations, agreed not to create alternative designer fragrances with similar packaging to the Bal`a Versailles and Revolution `a Versailles, lines. The aggregate consideration paid by the purchaser was $4.95 million, including inventory.

         -International Fragrances

         Inter Parfums creates, produces and markets its proprietary line of fragrances designed to appear expensive, with attractive bottling and packaging, but sold in the middle market. Typical proprietary fragrances sold by Inter Parfums retail between U.S.$10.00 to $15.00.

Mass Market Cosmetics

         In 1994 Jean Philippe entered into a license agreement with Chesebrough-Pond's, Inc. ("Chesebrough") for the exclusive rights to manufacture and market Cutex(R) nail care (excluding nail polish remover) and lip color products in the United States and Puerto Rico (the "Cutex License"). The Cutex License originally provided for an initial term of seven (7) years together with three (3) annual renewal periods, and further provided that either party had the right to cancel the agreement if certain minimum annual sales levels are not achieved. The Cutex License also provided for the payment of royalties based upon net sales and included a minimum annual royalty payment.

         Sales of Cutex products have been substantially below that set forth in the Cutex License, and product returns have been substantially higher than anticipated. In response thereto management initiated a three (3) step plan in an attempt to revitalize the Cutex operations.

         First, as a result of disappointing sales in the Cutex lip color line, the Company decided to discontinue production of such line in October 1995. As a result, the Company recorded a nonrecurring charge aggregating $2.2 million, before taxes, in the fourth quarter of 1995. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation"). This charge represented a writedown of current lip product inventory and the effect of potential customer returns or markdowns which may have been required on lip products in 1996.

         The second step in management's plan to was to procure a reduction in the minimum annual royalties payable under the Cutex License, which the licensor of Cutex agreed to in March 1996. Thereafter the Company initiated the third step of its plan by reducing advertising expenditures for both the media and the trade to coincide with the reduced sales volume. Moreover, the Company cut the retail division's operating expenses by reorganization of the division, including termination of the executive in charge of all retail operations and the head of the retail sales force, and consolidation of other management positions within such division.

         Wholly apart from management's plan, Chesebrough, the Licensor, entered into an agreement in March 1997 with Carson, Inc. ("Carson"), a New York Stock Exchange listed company, to convey the Cutex trademarks. At the request of Carson, the Company entered into an agreement with Carson consenting to relinquish its Cutex nail and lip products license. In connection with this transaction, all current inventory is to be purchased and certain liabilities are to be assumed by Carson. Both transactions are to close simultaneously, and management anticipates that the transaction will close on or about April 30, 1997. See Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operation."

         In February 1996 the Company launched its Aziza(R) brand of hypo-allergenic line of eye cosmetics through mass market distribution. The new Aziza line was completely modernized and includes thirty-six (36) of the historically most popular and best selling mascaras, eyeliners and eyeshadows. The Company acquired the world-wide trademarks for the brand name Aziza in June 1994 from Chesebrough-Pond's USA, Unilever N.V. and various affiliates of Unilever N.V. for nominal consideration.

         Also in the mass market cosmetics category, the Company has created, produced and markets a Jordache(R) line of cosmetics (lipstick, nail polish and eye shadows), which is geared to the youth segment of such market.

         The Company's Jordache cosmetic and Aziza lines are presently distributed in approximately 5,000 mass market outlets.

Production and Supply

         A substantial portion of the Company's products are produced by the Company either in the United States or France. Although the Company does not own a factory or production plant, it acts as a general contractor, and supervises each stage of production from the creation of the fragrance, design and creation of the bottle, dispenser or container, filling of same, packing and shipping, all as performed by various subcontractors. Management believes that its relationships with such subcontractors are good, and that there are sufficient alternate subcontractors should one or more subcontractors become unavailable.

Inventory

         The Company purchases its raw materials and component parts from suppliers based upon internal estimates of anticipated need for finished goods, which enables the Company to meet its production requirements for finished goods. The Company generally delivers customer orders within seventy-two (72) hours of their receipt.

Sales and Marketing

         The broad array of Company product lines permits the Company to market fragrances and cosmetics to all levels of distribution -- the alternative designer fragrances, Jordache and Aziza cosmetics at mass market, the Inter Parfums proprietary line at the moderately priced level and the Company's brand name and licensed designer fragrances at the high end.

         The Company markets its alternative designer fragrances, personal care products and its Aziza and Jordache product lines through in-house sales executives to mass merchandisers, major drugstore chains, supermarket chains, "specialty store chains" (multiple outlets of accessories, jewelry and clothing), and wholesalers. The Company's alternative designer products are presently being sold in approximately 10,000 retail outlets.

         In addition, the Company has an established electronic ordering and invoicing system, or Electronic Data Interface ("EDI"), which permits the Company to receive orders and submit invoices for products via computer modem. Such process eliminates the need for hard copy purchase orders and invoices from certain major retailers. Management believes that EDI facilitates the receipt, processing and invoicing of customer orders.

          Mass market merchandisers, major drug chains and supermarkets are the most established markets for all of Jean Philippe's product lines, and are the traditional points of distribution for them. The ultimate market for this business segment is the general public. Some of the mass market merchandisers, major drug store chains and supermarket chains which are presently carrying the Company's products include: Walmart, KMart, Walgreen's, Revco, Rite Aid, Winn Dixie, CVS, and Food Lion.

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

         During fiscal years ended December 31, 1996, 1995 and 1994, no customer accounted for ten percent (10%) or more of sales on a consolidated basis.

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

         In October 1995 the Company commenced marketing its alternative designer fragrance and Jordache lines through a newly formed limited liability company organized in Brazil, Jean Philippe Brasil. Products are marketed to retail outlets through a local Brazilian sales company.

         See Note "I" to the Consolidated Financial Statements for information regarding the Company's operations by geographic areas.

Product Liability

         The Company maintains product liability coverage in an amount of $3,000,000, which it believes is adequate to cover substantially all of the exposure it may have with respect to its products. The Company has never been the subject of any material product liability claims.

Competition

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. At the present time, management is aware of approximately five (5) established companies which market similar alternative designer fragrances. In response to heavy discounting by certain competitors, which commenced in the fourth quarter of 1996, the Company immediately developed a program of product value analysis which enabled the Company to match competition pricing structure in January 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the quality of its fragrance products, competitive pricing, as well as its ability to quickly and efficiently develop and distribute new products, will enable it to continue to effectively compete with these companies.

         The market for name brand and budget color cosmetics is highly competitive, with several major cosmetic companies marketing similar products, many with substantial financial resources and national marketing campaigns. However, management believes that brand recognition of its Aziza and Jordache lines, together with the quality and competitive pricing of its products, should enable it to compete with these companies.

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

Trademarks

         In the United States the Company's registered trademarks include Intimate, Aziza, Beverly, Fire by Jean Philippe(R), Fashion Mood(R), Snow Silk(R) and Memphis(R). In addition, the Company has various trademark applications pending. In addition, under various license agreements the Company has the right to use the registered trademark Cutex in the United States and Puerto Rico, and the registered trademarks, Burberrys, Ombre Rose, Chaz, Regine's and Jordache both in the United States and abroad.

         Outside of the United States and Canada, the Company owns the following registered trademarks: Intimate, Aziza, the Parfums Molyneux family of trademarks, including Captain, Quartz and Lord, and the Parfums Weil family of trademarks, including Bambou, Antilope and Kipling. See "Business-Products and Selection".

Employees

         As of March 31, 1997 Jean Philippe had seventy (70) full-time domestic employees. Of these, fifteen (15) were engaged in sales activities, and fifty-five (55) in administrative and marketing activities. As part of management's planned restructuring of domestic operations, including relinquishing the Cutex license, the Company has cut seventeen (17) positions, and those affected are being offered severance benefits in accordance with the Company's severance policy.

         As of March 31, 1997 Inter Parfums and its foreign subsidiaries had forty-eight (48) full-time employees. Of these, sixteen (16) were engaged in sales activities, and thirty-two (32) in administrative and marketing activities.

         The Company believes that its relationships with its employees are satisfactory.

Item 2. Properties

         The Company's domestic offices are located in approximately 12,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a five (5) year term ending in April 1997, at a monthly rental of approximately $18,000, which is subject to escalations. The Company is seeking a one (1) year extension to its present lease for is domestic offices.

         The offices of Inter Parfums and the Company's other French subsidiaries are located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to two (2) leases. The first lease, for approximately 4,000 square feet, and the second lease, for approximately 2,000 square feet, both expire in July 1, 2005, unless terminated earlier by either party on six (6) months written notice at three (3) year specified intervals. The annual rentals for each of the two (2) lease are 711,000 French francs and 458,400 French francs, respectively, (approximately $127,000 and $82,000). Rent is subject to escalations each July 1.

         Management of the Company is of the belief that the Company's executive office facilities are satisfactory for its present needs and those for the foreseeable future.

         Since October 1995, the Company has occupied a 145,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. The premises have been leased by the Company for an eight (8) year term expiring October 2003 and requires monthly rental payments of $57,000, aggregating $684,000 per annum. Management of the Company is of the belief that the Company's distribution center is satisfactory for its present needs and those for the foreseeable future.

Item 3. Legal Proceedings

         There is no litigation pending or, to the knowledge of the Company, threatened to which the property of the Company is subject or to which the Company may be a party, which would have a material adverse effect on the Company.

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


Fiscal 1996                          High Closing Price              Low Closing Price
Fourth Quarter                             $7.61                           $5.88
Third Quarter                              $8.63                           $6.25
Second Quarter                             $9.75                           $7.50
First Quarter                              $8.63                           $7.38




Fiscal 1995                          High Closing Price              Low Closing Price
Fourth Quarter                             $10.50                          $ 8.13
Third Quarter                              $11.75                          $10.63
Second Quarter                             $10.88                          $ 8.75
First Quarter                              $ 9.00                          $ 7.31


         As of March 1, 1997, the number of record holders (brokers and broker's nominees, etc.) of the Company's Common Stock was 110. Management believes that there are approximately 2,400 beneficial owners of the Company's Common Stock.


Dividends

         Jean Philippe has not paid cash dividends since inception and management of the Company does not foresee Jean Philippe paying cash dividends in the foreseeable future as earned surplus is to be retained as working capital for anticipated growth. The revolving credit agreement with the Company's primary domestic institutional lender generally prohibits the payment of cash dividends in excess of fifty (50%) percent of the Company's net income.

Item 6. Selected Financial Data

         The following selected financial data have been derived from the Company's financial statements, and should be read in conjunction with such financial statements, including the footnotes relating thereto, referred to in
Item 8 of this Form 10-K.

                           Years Ended December 31
                (In Thousands Except Share and Per Share Data)

                                 1996            1995             1994             1993             1992
Income Statement Data:

Net sales                       $93,281         $93,669          $75,079          $59,546          $43,688

Cost of Sales                    51,355          48,703           39,036           32,964           24,536

Selling, General and
Administrative                   32,416          32,990           23,773           15,814           12,479

Income before taxes and
minority interest                 9,081          12,380           11,679           11,240            6,669

Net income                        5,658           9,038            7,275            7,099            4,278

Net income per common
and common equivalent
share                              $.57            $.87(1,2)       $.70(1)          $.70(1)           $.50

Weighted average number
of common and common
equivalent shares                9,984,463      10,438,896       10,454,555       10,132,628        8,641,393
outstanding




                              As at December 31
                (In Thousands Except Share and Per Share Data)

                                   1996            1995             1994            1993             1992
Balance Sheet Data:

Working Capital                  $46,568         $41,363          $31,226         $31,967          $17,250
Total Assets                      85,585          84,001           69,451          49,909           31,807
Long Term Debt                       485             596              862             424              -0-
Shareholders' equity              53,366          51,976           44,513          33,774           18,488


--------

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

Item 7. Management's Discussion And Analysis Of
  Financial Condition And Results Of Operation

         The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets remains as management's primary long-term focus. Current year sales and earnings, however, reflect the difficulties encountered in bringing the Company's Cutex(R) line to the profitability levels originally anticipated. Management has and will continue to take the actions it deems necessary to resume sales growth at improved profitability levels. The Company's recent decision to relinquish its Cutex(R) license is an integral part of a planned restructuring of the Company's domestic operations. As a result, the Company can now focus its resources on its profitable core Alternative Designer Fragrance business in the United States and around the world.

1996 as Compared to 1995

         Net sales aggregated $93.3 million in 1996, as compared to $93.7 million in 1995. Sales growth from the Company's French operations along with growth from the 1996 introduction of the Company's Aziza(R) hypo-allergenic eye cosmetic line were offset by the deletion or curtailment of promotional programs which did not achieve expected sell through levels in 1995 and resulted in an unacceptable level of returns in 1996. The Company's Romantic Illusions promotion, certain Jordache(R) lip and nail promotions and several Cutex(R) promotions were among those programs curtailed or deleted.

         Heavy discounting by certain competitors, which commenced in the fourth quarter of 1996, affected the growth of the Company's Alternative Designer Fragrance lines in the fourth quarter. The Company immediately developed a program of product value analysis which enabled the Company to match the competition pricing structure in January 1997, without affecting gross margin in the long-term. The positive impact of the measures taken are expected to be realized in the second half of 1997.

         Sales generated by the Company's French subsidiaries increased 10%; at comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 13%. A very strong fourth quarter, fueled by new product introductions and product line enhancements, enabled the Company's French operations to continue to grow in a very competitive marketplace. Sales growth of the French operations was achieved despite the effect of the sale of the Bal a Versailles(R) trademarks in March of 1996.

         Sales of Cutex(R) products declined approximately $3.0 million in 1996, primarily as a result of reduced promotional sales. Cutex(R) lip color product returns, resulting from the line's discontinuance in 1995, did not affect net sales in 1996 as the reserve established in 1995, of approximately $1.5 million, proved to be adequate. As of December 31, 1996, the reserve has been fully utilized; however, management does not believe there to be any material remaining obligations relating to lip color products.

         The Company's Aziza(R) hypo-allergenic eye cosmetic line, which made its debut in February 1996, represented approximately 3% of sales for the year ended December 31, 1996. Aziza(R) continues to enjoy a very strong sell through at the retail level. Heavy competition for retail space in the eye-care category at mass market merchandisers and drug store chains continues.

         Gross profit margin for 1996 was 45% of sales as compared to 48% in 1995. The lower gross margin is the result of the decline in higher margin Cutex(R) sales along with the decline in higher margin fragrance promotions. In addition, the Company continues to convert discontinued and returned merchandise into cash, via closeout sales at prices below normal margins.

         As previously mentioned, in reaction to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of product value analysis which enabled the Company to match the competition pricing structure without affecting gross margin in the long-term. Gross margin in the first half of 1997 will be affected by the lower selling prices put into effect in January of 1997. The positive impact of the measures taken are expected to be seen in the second half of 1997 when gross margins generated by the Company's Alternative Designer Fragrance line are expected to return to their historical rate of approximately 45%. In addition, product value analysis will be used as a permanent tool by the Company in its ongoing efforts to further improve its gross margins.

         Selling, general and administrative expenses declined to $32.4 million in 1996 from $33.0 million in 1995 and represented 35% of net sales in both 1995 and 1996. Management has made it a top priority to control such expenditures and plans to continue to take the actions it deems necessary to reduce its overall selling, general and administrative expenses. As a result of the Company's recent decision to relinquish its Cutex(R) license the company is restructuring its domestic operations and will reduce its workforce. In addition, the Company will incur a pre-tax charge against earnings of approximately $1.3 million in the first quarter of 1997 to write-off intangible assets and other expenses relating to the relinquishment of the Cutex(R) license. The combination of the restructuring and the elimination of selling, general and administrative expenses relating to the Cutex(R) operations should enable the Company to significantly reduce its overall selling, general and administrative expenses both in the aggregate and as a percentage of sales after the transaction closes.

         Interest expense decreased to $0.9 million in 1996 from $1.1 million in 1995. The Company uses its available credit lines, as needed, to finance its working capital needs.

         The Company incurred a loss on foreign currency of $144,000 in 1996 as compared to a gain of $197,000 in 1995. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings.

         The Company recognized a net gain on sale of stock of a subsidiary aggregating $14,000 in 1996 and $3.3 million in 1995. The 1995 gain resulted primarily from the public offering by Inter Parfums, in France, of 308,000 shares of its common stock. The 1996 gain resulted from the conversion of long-term debt into common stock of Inter Parfums. Such sale or issuance upon conversion of shares has been accounted for as a gain on sale of stock of a subsidiary and is not part of a broader corporate reorganization contemplated by the Company. Although additional shares may be sold or issued in the future, the Company has no plans to spin-off its subsidiary nor to repurchase the shares previously issued.

         The Company's effective income tax rate was 31% in 1996 and 26% in

1995. The 1996 rate was favorably impacted by reduction of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carryforwards, made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal a Versailles trademarks. The 1995 rate was favorably impacted as deferred taxes were not required to be provided on the gain on sale of stock by Inter Parfums.

         Net income was $5.7 million or $0.57 per share as compared to $9.0 million or $0.87 per share for the year ended December 31, 1995. Results for 1995 include a nonrecurring charge of $1.3 million, on an after tax basis, relating to the discontinuance of the Cutex(R) lip color line. Results for 1995 also include a net gain of $3.3 million from the sale of common stock of a subsidiary. Excluding the nonrecurring charge and the gain on sale of stock of a subsidiary, net income was $7.1 million or $0.68 per share in 1995.

         The weighted average number of shares outstanding was 9,984,463 in 1996 and 10,438,896 in 1995; such decline is the result of the Company's ongoing stock buyback program.

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

         The Company continues to focus its sales efforts on development of new product categories for sale to our expanding customer base. The February 1996 launch of its Aziza(R) hypo allergenic eye cosmetic line is well under way.

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

Liquidity and Financial Resources

         The Company's financial position continues to show solid strength as a result of profitable operating results. At December 31, 1996, working capital aggregated $46.6 million and the Company had cash and cash equivalents on hand aggregating $20.2 million. The working capital ratio improved from 2.58:1 as of December 31, 1995 to 2.78:1 as of December 31, 1996 and the Company's book value per share aggregated $5.56 per share as of December 31, 1996.

         The Board of Directors of the Company has authorized the repurchase of up to 1,500,000 shares of the Company's common stock and as of December 31, 1996, 749,805 shares have been purchased at an average price per share of $7.93.

         The Company's short-term financing requirements are expected to be met by available cash at December 31, 1996, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1996 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions. Borrowings under the domestic revolving line of credit are due on demand and bear interest at the prime rate.

         The recently announced charge of $1.3 million, expected in the first quarter of 1997, is primarily a noncash charge relating to the write-off of intangible assets associated with the Cutex license. Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

         Operating activities provided $8.0 million of net cash from operations for the year ended December 31, 1996 as compared to $2.8 million for the year ended December 31, 1995. With current year's reduced promotional activities and ongoing inventory reduction activities, through closeout sales, the Company has continued to improve its cash flow from operations.

         Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended December 31, 1996.

Item 8. Financial Statements and Supplementary Data

         The required financial statements commence on page F-1.

Supplementary Data


                          Quarterly Data (Unaudited)
                     For the year ended December 31, 1996

                (In Thousands Except Share and Per Share Data)

                                       1st              2nd             3rd              4th              Full Year
                                       Quarter          Quarter         Quarter          Quarter
Net sales                              $23,302          $22,583         $22,578          $24,818          $93,281
Cost of Sales                           12,210           12,589          12,641           13,916           51,355
Net income                               1,733            1,278           1,478            1,130            5,658
Net income per common and
common equivalent share                $.18             $.13            $.15             $.12             $.57
Number of shares outstanding           10,083,757       10,148,168       9,911,691        9,813,108        9,984,463





                          Quarterly Data (Unaudited)
                     For the year ended December 31, 1995

                (In Thousands Except Share and Per Share Data)

                                       1st              2nd             3rd              4th              Full Year
                                       Quarter          Quarter         Quarter          Quarter
Net sales                              $21,612          $22,152         $25,480          $24,425          $93,669
Cost of Sales                           10,660           11,187          13,514           13,342           48,703
Net income                               1,621            1,628           2,072            3,717            9,038
Net income per common and
common equivalent share                $.16             $.16            $.20            $.36(1,2)        $.87(1,2)
Number of shares outstanding           10,429,287       10,458,483      10,561,214       10,306,599       10,438,896


Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure


         Not applicable.

--------

         1 Includes a net gain of $3.3 million or $.32 per share resulting from the sale of common stock of a subsidiary.

         2 Includes a nonrecurring charge, net of taxes, of $1.3 million or $.13 per share, relating to the discontinuance of a product line.

                                   PART III

Item 10. Executive Officers And Directors Of Registrant

         As of March 31, 1997, the executive officers and directors of the Company were as follows:

Name                                                 Position

Jean Madar                               Chairman of the Board and Chief
                                        Executive Officer of Jean Philippe
                                      and Director General of Inter Parfums

Philippe Benacin                          Vice Chairman of the Board and
                                          President of Jean Philippe and
                                            President of Inter Parfums

Russell Greenberg                       Director, Executive Vice President
                                           and Chief Financial Officer

Francois Heilbronn                                   Director

Joseph A. Caccamo                                    Director

Jean Levy                                            Director

Robert Bensoussan-Torres                             Director

Bruce Elbilia                                Executive Vice President

Wayne C. Hamerling                           Executive Vice President

Jaime Resnik                                 Executive Vice President


         The directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. With the exception of Mr. Benacin, the officers are elected annually by the directors and serve at the discretion of the board of directors. See "Item 11.

Executive Compensation-Employment Agreement". There are no family relationships between executive officers or directors of the Company.

         The following sets forth biographical information as to the business experience of each executive officer and director of the Company for at least the past five (5) years.

Jean Madar

         Jean Madar, age 36, a Director, has been the Chairman of the Board of Directors (since inception), and a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, from September 1983 until June 1985. At Inter Parfums, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

         Mr. Benacin, age 38, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, has been the President of Inter Parfums for more than the past five
(5) years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

         Mr. Greenberg, age 40, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Since graduating from The Ohio State University in 1980, he has been employed in public accounting. From July 1987 through June 1992, he was with Richard A. Eisner & Company, the independent accountants of the Company.

Francois Heilbronn

         Mr. Heilbronn, age 36, a Director, is a graduate of Harvard Business

School with a Master of Business Administration degree and is currently working as a consultant for the firm of M.M. Friedrich, Heilbronn & Fiszer, of which he is a partner. He was formerly employed by The Boston Consulting Group, Inc. from 1986 through 1991 as a management consultant. He graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

         Mr. Caccamo, age 41 and who has been a practicing attorney since 1981, is a Director and general counsel to the Company. From May 1987 through February 1991, he was an associate of Parker Chapin Flattau & Klimpl, New York City, and from

February 1991 through August 1991, he was of counsel to Brandeis, Bernstein & Wasserman, New York City. In September 1991 he became counsel to the Company through a predecessor firm, Joseph A. Caccamo Attorney at Law, P.C. He is also a director of Hydron Technologies, Inc., a company primarily engaged in the development of cosmetic/personal care products, which has its common stock listed on The Nasdaq Stock Market.

Jean Levy

         Jean Levy, age 64, a Director since August 1996, worked for twenty-seven (27) years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris".

Robert Bensoussan-Torres

         Robert Bensoussan-Torres, age 39, has been the Chief Executive Office of Christian Lacroix, Paris, a subsidiary of LVMH Group, since February 1993. Christian Lacroix is a French Houte Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Bruce Elbilia

         Mr. Elbilia, age 37, Executive Vice President joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. In 1994 Mr. Elbilia became head of international sales and marketing for Jean Philippe, and has expanded Jean Philippe's export sales to South America, the Middle East and Eastern Europe. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C., which he attended from 1977-1981.

Wayne C. Hamerling

         Mr. Hamerling, age 40, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over fifteen (15)
years experience in the fragrance and cosmetic business. From 1980 through 1983 he was employed by Rite Aid Drug Stores; from 1983 through 1985, he was the Senior Buyer for Valley Fair Stores, and from 1985 through May 1987, he was the National Sales Manager for Happy Valley Fragrances.

Jaime Resnik

         Mr. Resnik, age 36, became an Executive Vice President in July 1994, and is in charge of operations. He joined the Company in April 1992 as Operations Manager in charge of production and planning. From October 1988 through April 1991, Mr. Resnik was the Licensing Audit Manager for Jordache Enterprises, with responsibility for auditing approximately thirty (30) licensees with sales in excess of $250 million. From April 1991 through April 1992, Mr. Resnik was the Director of International Licensing for Jordache Enterprises, with responsibility for overseeing the licensing activities of approximately fifty (50) licensees world wide. Mr. Resnik graduated with honors from the University of Miami in 1983 with a B.A. in management.

Item 11.  Executive Compensation

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994:

                          SUMMARY COMPENSATION TABLE

                                               Annual Compensation                               Long Term Awards

Name and                               Year       Salary ($)    Bonus ($)     Other           Securities     All Other
Principal Position                                                            Annual          Underlying     Compensa
                                                                              Compensat       Options        tion
                                                                              ion($)          (#)
Jean Madar,(1)                         1996       210,700          -0-          30,500(2)       33,500             -0-
Chairman of the Board, Chief           1995       175,800          -0-          20,800(3)      100,000             -0-
Executive Officer of Jean Philippe and 1994       133,250          -0-         905,225(4)      100,000             -0-
Director General of Inter Parfums

Philippe Benacin,(5)                   1996       101,000       17,200          82,844(6)       33,500             -0-
Chief Executive Officer, President of  1995        96,000          -0-         681,200(7)      100,000             -0-
Jean Philippe and President of Inter   1994        81,360          -0-          28,205(8)      100,000             -0-
Parfums

Russell Greenberg(9),                  1996       200,000         4,500          2,042           6,000             -0-
Executive Vice President and Chief     1995       182,500         4,500          2,219           9,000             -0-
Financial Officer                      1994       153,500         4,750            960           4,000             -0-

--------
         (1) Mr. Madar became Chief Executive Officer in January 1997. As of December 31, 1996, Mr. Madar held 2,638,049 restricted shares of Common Stock, with an aggregate value of $17,147,318 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.50.

         (2) Consists of lodging expenses.

         (3) Consists of lodging expenses.

         (4) Consists of noncash compensation attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options.

         (5) Mr. Benacin was elected President of the Company in January 1994 and was the Chief Executive Officer in 1994, 1995 and 1996. Compensation figures for Mr. Benacin are approximate, as he is paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods. As of December 31, 1996, Mr. Benacin held 2,318,049 restricted shares of Common Stock, with an aggregate value of $15,067,318 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.50.

         (6) Consists of noncash compensation of $52,334 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options; approximately $2,300 for automobile expenses and $28,200 for lodging expenses.

         (7) Consists of noncash compensation of $650,000 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options; approximately $2,400 for automobile expenses and $28,800 for lodging expenses.

         (8) Consists of approximately $2,170 for automobile expenses and $26,035 for lodging expenses.

         (9) Mr. Greenberg held no restricted shares of Common Stock as of December 31, 1996.

Bruce Elbilia,(1)                       1996       168,000         4,571         58,994(2)      6,000             -0-
Executive Vice President                1995       168,000        18,500         56,510(3)      9,000             -0-
                                        1994       158,500         3,500         31,124(4)      4,000             -0-


Terrence H. Augenbraun,(5)              1996       165,804           -0-        100,000(6)        -0-             -0-
Executive Vice President                1995       165,804        28,500        100,000(7)      9,000             -0-
                                        1994        93,876        28,500         58,333(8)     11,334             -0-

Wayne C. Hamerling,(9)                  1996       157,004         3,500         74,903(10)     6,000             -0-
Executive Vice President                1995       157,004         3,500         86,974(11)     9,000             -0-
                                        1994       155,949         3,500         66,106(12)     4,000             -0-

--------

         (1) As of December 31, 1996, Mr. Elbilia held 12,000 restricted shares of Common Stock, with an aggregate value of $78,000 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.50.

         (2) Consists of selling commissions.

         (3) Consists of selling commissions.

         (4) Consists of selling commissions.

         (5) Mr. Augenbraun left the employ of the Company in January 1997. As of December 31, 1996, Mr. Augenbraun held 1,334 restricted shares of Common Stock with an aggregate value of $8,671 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market system, of $6.50.

         (6) Consists of selling commissions.


         (7) Consists of selling commissions.

         (8) Consists of selling commissions.

         (9) As of December 31, 1996, Mr. Hamerling held 10,000 restricted shares of Common Stock, with an aggregate value of $65,000 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.50.

         (10) Consists of selling commissions of $70,067 and non cash compensation of $4,836 equal to the value of personal use of a company leased automobile.

         (11) Consists of selling commissions equal to $82,160 and noncash compensation of $4,814 equal to the value of personal use of a Company leased automobile.

         (12) Consists of selling commissions equal to $62,749 and noncash compensation of $3,357 equal to the value of personal use of a Company leased automobile.

         The following table sets forth certain information relating to stock option grants during Fiscal 1996 to the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal year ended December 31, 1996:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realized Value at
                                                                                                 Assumed Annual Rates of Stock
                                  Individualized Grants                                          Price Appreciation for Option Term
------------------------------------------------------------------------------------------       -----------------------------------
Name                          Number of       % of Total           Exercise     Expiration           Five (5%)      Ten (10%)
                              Securities      Options/SARs         or Base      Date                 Percent        Percent
                              Underlying      Granted to           Price                             ($)            ($)
                              Options         Employees in         ($/Sh)
                              Granted (#)     Fiscal Year
Jean Madar                    33,500          25%                  $6.50        12/15/01             60,160         132,939
Philippe Benacin              33,500          25%                  $6.50        12/15/01             60,160         132,939
Russell Greenberg              6,000           4%                  $6.50        12/15/01             10,775          23,810
Bruce Elbilia                  6,000           4%                  $6.50        12/15/01             10,775          23,810

Wayne Hamerling                6,000           4%                  $6.50        12/15/01             10,775          23,810

         The following table sets forth certain information relating to option exercises effected during Fiscal 1996, and the value of options held as of such date by each of the Chief Executive Officer and the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal year ended December 31, 1996:

                  AGGREGATE OPTION EXERCISES FOR FISCAL 1996
                          AND YEAR END OPTION VALUES

                                                                Number of Unexercised       Value(1) of Unexercised
                                                                Options at December 31,     In-the-Money Options at
                                                                1996 (#)                    December 31, 1996 ($)

           Name                Shares Acquired    Value ($)            Exercisable/                Exercisable/
                                 on Exercise      Realized(2)          Unexercisable               Unexercisable
---------------------------  -------------------  ------------- --------------------------- --------------------------
Jean Madar                         -0-                 NA               629,187/-0-                    -0-/-0-
Philippe Benacin                18,000             52,334               629,187/-0-                    -0-/-0-
Russell Greenberg                  -0-                 NA                39,000/-0-                    -0-/-0-
Bruce Elbilia                      -0-                NA-                42,000/-0-                    -0-/-0-
Wayne C. Hamerling                 -0-                 NA                42,000/-0-                    -0-/-0-

Employment Agreements

         As part of the acquisition by the Company of the controlling interest in Inter Parfums in 1991, the Company entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of IP Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin is entitled to receive an annual salary is 600,000ff (approximately US$ 120,000) together with 5,000ff per month (approximately US$1,000) for lodging expenses, both of which are subject to increases in the discretion of the Board of Directors. In addition he is to receive a nonaccountable expense allowance of 1,200ff (approximately US$ 240) per week and

--------


         1 Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the Nasdaq Stock Market of $6.50 on December 31, 1996.

         2 Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

reimbursement for all out-of-pocket expenses associated with the acquisition, operation and maintenance of an automobile. The agreement also provides for indemnification and a covenant not to compete for one (1) year after termination of employment.

Compensation of Directors

         Each of Mr. Robert Bensoussan-Torres and Mr. Levy receives $1,000 for each board meeting at which they participate. Mr. Caccamo receives $500 for each board meeting at which he participates.

         On January 14, 1994, the Board of Directors of the Company adopted the 1994 Nonemployee Stock Option Plan (the "1994 Plan"). The purpose of the 1994 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing growth and success of the Company. The 1994 Plan was approved by the stockholders of the Company on July 8, 1994.

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

         In accordance with the terms of the 1994 Plan, options to purchase shares of common stock were granted at the then fair market value, as follows:
On August 27, 1996, 1,000 shares were granted to Jean Levy at the exercise price of $6.9375 per share; and on February 1, 1997, 1,000 shares were granted to Francois Heilbronn, and 4,000 shares were granted to Joseph A. Caccamo, all at the exercise price of $6.4375 per share.

         On March 13, 1997, the Board of Directors of the Company adopted, subject to the approval of its stockholders, the 1997 Nonemployee Stock Option

Plan (the "1997 Plan"). The purpose of the 1997 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing growth and success of the Company. The 1997 Plan will be submitted to the approval of the stockholders of the Company at the next annual meeting.

         The 1997 Plan provides for the grant of nonqualified stock options to nonemployee directors to purchase an aggregate of 25,000 shares of Common Stock. Options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date (except for Mr. Caccamo as noted above) after all the shares of the 1994 Plan have been used.

         On March 13, 1997, 2,000 shares were granted to each of Jean Levy and Robert Bensoussan-Torres at the exercise price of $6.00 per share under the 1994 Plan and the 1997 Plan.

Item 12. Security Ownership Of Certain
         Beneficial Owners And Management

         The following table sets forth information, as of March 31, 1997 with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (b) the executive officers and directors of the Company and (c) the directors and officers of the Company as a group:


Name and Address                                                       Amount of                   Approximate
of Beneficial Owner                                                   Beneficial                Percent of Class
                                                                      Ownership(1)
Jean Madar                                                            3,207,236(2)                     31.5%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France

Philippe Benacin                                                      2,887,236(3)                     28.4%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France

Russell Greenberg                                                       39,000(4)                 Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176


Francois Heilbronn                                                       9,500(5)                 Less than 1%
12 Rue Pierre Leroux
75007 Paris, France

--------

         (1) All shares of Common Stock are directly held unless otherwise stated.

         (2) Consists of 2,638,049 shares held directly and options to purchase 569,187 shares.

         (3) Consists of 2,318,049 shares held directly and options to purchase 569,187 shares.

         (4) Consists of options to purchase shares of Common Stock.

         (5) Consists of 4,500 shares held directly and options to purchase 5,000 shares of Common Stock.

Joseph A. Caccamo                                                       22,500(1)                 Less than 1%
1001 Yamato Road, Suite 403
Boca Raton, FL 33431

Jean Levy                                                                3,000                    Less than 1%
91 Rue Lauriston
75116 Paris, France

Robert Bensoussan-Torres                                                 2,000                    Less than 1%
c/o Christian Lacroix
73 Rue du Faubourg St. Honore
75008 Paris, France

Bruce Elbilia                                                           42,000(2)                 Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176

Wayne C. Hamerling                                                      52,000(3)                 Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176

Jaime Resnik                                                            26,500(4)                 Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue

New York, NY 10176

FMR Corp., Fidelity Management & Research                              774,900(5)                      8.1%
Company and Fidelity Low-Priced Stock Fund
82 Devonshire Street, Boston, MA 02109

All Directors and Officers                                            6,290,972(6)                    57.6%
as a Group (10 Persons)

--------

         (1) Consists of options to purchase shares of Common Stock.

         (2) Consists of options to purchase 42,000 shares of Common Stock.

         (3) Consists of 10,000 shares held directly and options to purchase 42,000 shares of Common Stock.

         (4) Consists of options to purchase shares of Common Stock.

         (5) Information is derived forth in a Schedule 13G dated February 14, 1997 of Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., FMR Corp. and Fidelity Low-Price Stock Fund ("Fidelity Fund"). Fidelity is a registered investment advisor to various investment companies, including Fidelity Fund, which is listed as a beneficial owner. Edward C. Johnson, 3rd, and members of his family are control persons of FMR and therefore also listed as beneficial owners of the shares of common stock of the Company.

         (6) Consists of 4,970,598 shares held directly and options to purchase 1,320,374 shares of Common Stock.

Item 13. Certain Relationships And Related Party Transactions

Transactions with French Subsidiaries

         In July 1994 the Company, through its subsidiary, Inter Parfums, acquired the outstanding capital stock of Parfums Jean Desprez, and its wholly-owned subsidiary, Jean Desprez, S.A. for approximately $3.1 million in excess of the tangible assets of the companies acquired.

         The acquisition was funded by Jean Philippe, and was carried as an advance to its direct French subsidiary, IP Holding, and was due and payable on July 12, 1999, together with interest at seven percent (7%) per annum on the unpaid principal balance, payable quarterly in arrears, to the date of payment of the principal balance. IP Holding has in turn advanced such funds to Inter

Parfums, which are repayable to IP Holding in ten (10) years together with interest at seven percent (7%) per annum. In addition, subject to compliance with applicable French regulatory requirements, the advance is convertible at the option of IP Holding into additional shares of common stock of Inter Parfums at the rate of 86 French francs per share.

         Subsequent to the closing of the sale of the Bal`a Versailles and Revolution `a Versailles assets in March 1996 (see Item 1, "Business-Products and Selection-Brand Name and Licensed Products"), IP Holdings repaid the sum of $1.580 million to Jean Philippe Fragrances in partial satisfaction of the aforementioned loan. The balance was contributed to the capital of IP Holdings.

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

         Jean Philippe and Elite have guaranteed the obligations of IP Holdings and Inter Parfums to Republic National Bank of New York (France).

Loans to Directors

         In February 1996 the Company made a short term loan in the sum of $400,000 to Jean Madar, the Chairman of the Board, together with interest at the rate of five (5%) percent per annum, and the principal amount of such loan was repaid in two (2) weeks, together with interest of $770.

         On August 20, 1995 the Company made a bridge loan in the amount of $175,000 to Russell Greenberg, the Chief Financial Officer and a Director, in connection with the sale of his residence and purchase of a new residence, with interest at the rate of four (4%) percent per annum. The sum of $145,000 was repaid four (4) days later. The balance of the loan is repayable $400 per month and prepayable out of the proceeds of any sale of shares of Common Stock of the Company by Mr. Greenberg. As of March 31, 1997, the balance of the loan was $23,700.

Repurchase of Shares from Officers and Directors

         In October 1996 Philippe Benacin, the President and a Director, exercised a nonqualified stock option to purchase 18,000 shares at $4.217 per share. In connection with the Company's stock repurchase program, the Company purchased such shares at $7.125 per share, the fair market value at the time of the purchase.

          In connection with the Company's stock repurchase program in December 1996, the Company purchased from Jean Madar, the Chief Executive Officer and a Director, 100,000 shares at $6.875 per share and 30,000 shares at $6.50 per share, the fair market value at the time of the purchase.

Remuneration of Counsel

         Joseph A. Caccamo, a director of the Company, is the general counsel to the Company. Mr. Caccamo and his predecessor firm were paid an aggregate of $94,291 in legal fees and for reimbursement of disbursements incurred on behalf of the Company during Fiscal 1996, and Mr. Caccamo presently receives a monthly retainer of $7,500 together with reimbursement for expenses. Mr. Caccamo receives $500 for each board meeting at which he participates.

         On February 1, 1997 in accordance with the terms of the 1994 Plan, Mr. Caccamo was granted an option with a term of five (5) years to purchase 4,000 shares at $6.4375 per share, the fair market value at the time of grant.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules,
         And Reports On Form 8-K

(a)(1) Financial Statements annexed hereto                                                     Page No.
         Reports of Independent Auditors-                                                        F-1

         Consolidated Balance Sheets as at December 31, 1996
         and December 31, 1995                                                                   F-3

         Consolidated Statements of Income for the Years
         ended December 31, 1996, December 31, 1995 and
         December 31, 1994                                                                       F-4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Years ended December 31, 1996,
         December 31, 1995 and December 31, 1994                                                 F-5

         Consolidated Statements of Cash Flows for the Years ended December 31,
         1996, December 31, 1995 and December 31, 1994                                           F-6

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

Exhibit No. and Description

4.12 Form of Warrant Agreement between Bear, Stearns & Co. Inc. and Jean Philippe Fragrances, Inc.

10.29  Form of Purchase Agreement

         The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1993), as follows:


Exhibit No. and Description

10.30 License Agreement dated July 15, 1993, among Burberrys Limited, Inter Parfums, S.A. and Jean Philippe Fragrances, Inc.(1)

10.31 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (original in French)(1)

10.32 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A.(translation of French into English)(1)

10.33 Agreement dated July 14, 1993, between Alfin, Inc. and Inter Parfums, S.A.(1)

10.34 Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc., C&C Beauty Sales, Inc. and Parfico, Inc.

10.35 Distribution Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc. and Fragrance Marketing Group, Inc.(1)

--------

          (1) Filed in excised form, as confidentiality is being sought for certain portions thereof.

10.33 Agreement dated July 14, 1993, between Alfin, Inc. and Inter Parfums, S.A.(1)

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

Zanimob Enterprise Limited, Jacomo France and Inter Parfums, S.A. dated July 12, 1994, listed as no. 10.53.1 therein.

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

4.15  1994 Nonemployee Director Supplemental Stock Option Plan

10.59 Modification of Lease Agreement dated June 17, 1994 between Metropolitan Life Insurance Company and Jean Philippe Fragrances, Inc.

--------
         (2) Filed in excised form as confidential treatment has been granted for certain provisions thereof.

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

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

10.63 Inventory Purchase Agreement between Parlux Fragrances, Inc. and Jean Desprez, S.A. dated March 12, 1996

21 List of Subsidiaries

         The following exhibits are filed herewith:


Exhibit No. and Description

10.64 Amendment to Revolving Credit Agreement dated July 15, 1994 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.

10.65 Asset Repurchase Agreement between Carson, Inc. and Jean Philippe Fragrances, Inc. dated March 27, 1997

11  Statement re: Computation of Earnings Per Share

(b)    Reports on Form 8-K:

         No Current Reports on Form 8-K were filed during the fourth quarter of Fiscal 1996.

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Jean Philippe Fragrances, Inc.
New York, New York


        We have audited the accompanying consolidated balance sheets of Jean Philippe Fragrances, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated subsidiaries of the Company, which statements include total assets and net sales constituting 54% and 42% of the related consolidated totals for 1996 and 53% and 38% for 1995 and net sales constituting 36% for 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Jean Philippe Fragrances, Inc. and subsidiaries at December 31, 1996 and
December 31, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


        Our audits referred to above included Schedule II for each of the years in the three-year period ended December 31, 1996. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulation of the Securities and Exchange
Commission.



/s/ Richard A. Eisner & Company, LLP

New York, New York
March 14, 1997

With respect to Note K[2]
March 27, 1997

                    INTER PARFUMS HOLDING AND SUBSIDIARIES

                         INDEPENDENT AUDITOR'S REPORT



We have audited the accompanying consolidated balance sheets of Inter Parfums Holding and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums Holding and subsidiaries as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                            Paris, March 12, 1997

                    Cabinet Cauvin, Angleys, Saint-Pierre
                                International



                               Ren Amirkhanian

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share data)

                                                                                             December 31,
                                                                                        -----------------------
                                           A S S E T S                                  1996               1995
                                                                                        ----               ----
Current assets:
   Cash and cash equivalents ..............................................           $20,205            $14,204
   Accounts receivable, net of allowances of $2,787
     and $4,208 in 1996 and 1995, respectively
     (Note E) .............................................................            25,137             22,884
   Inventories (Notes A and B)  ...........................................            23,328             26,093
   Receivables, other .....................................................             1,124                970
   Other ..................................................................             1,057                987
   Deferred tax benefit (Note J)  .........................................             1,875              2,401
                                                                                      -------            -------
          Total current assets ............................................            72,726             67,539

Equipment and leasehold improvements, net
   (Notes A and C)  .......................................................             1,734              1,970

Other assets ..............................................................             1,860              1,314

Deferred tax benefit (Note J) .............................................                                  582

Trademarks and licenses, net (Notes A, D and K) ...........................             9,265             12,596
                                                                                      -------            -------
          T O T A L .......................................................           $85,585            $84,001
                                                                                      =======            =======
                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable, banks (Note E)  .........................................           $ 9,468            $ 9,922
   Accounts payable .......................................................            14,740             15,012
   Income taxes payable ...................................................             1,950              1,242
                                                                                      -------            -------
          Total current liabilities .......................................            26,158             26,176
                                                                                      -------            -------

Long-term debt, less current portion (Note F) .............................               485                596
                                                                                      -------            -------

Minority interest .........................................................             5,576              5,253
                                                                                      -------            -------


Commitments (Note G)

Shareholders' equity (Note H):
   Preferred stock, $.001 par value; authorized
     1,000,000 shares; none issued
   Common stock, $.001 par value; authorized
     30,000,000 shares; outstanding 9,602,481 and
     10,009,981 shares in 1996 and 1995, respectively .....................                10                 10
   Additional paid-in capital .............................................            20,686             20,610
   Retained earnings ......................................................            38,223             32,565
   Foreign currency translation adjustment ................................               390              1,681
   Treasury stock, at cost 1,236,003 and 810,503
     shares in 1996 and 1995, respectively ................................            (5,943)            (2,890)
                                                                                      -------            -------

          Total shareholders' equity ......................................            53,366             51,976
                                                                                      -------            -------

          T O T A L .......................................................           $85,585            $84,001
                                                                                      =======            =======


                 The accompanying notes are an integral part
                        of these financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except share and per share data)

                                                                                          Year Ended December 31,
                                                                              --------------------------------------------
                                                                              1996                1995                1994
                                                                              ----                ----                ----
Net sales ........................................................        $    93,281         $    93,669         $    75,079

Cost of sales ....................................................             51,355              48,703              39,036
                                                                          -----------         -----------         -----------
Gross margin .....................................................             41,926              44,966              36,043

Selling, general and
   administrative ................................................             32,416              32,990              23,773

Loss on product discontinuance ...................................                                  2,229
                                                                          -----------         -----------         -----------

Income from operations ...........................................              9,510               9,747              12,270
                                                                          -----------         -----------         -----------

Other charges (income):
   Interest ......................................................                946               1,148                 803
   (Gain) loss on foreign
     currency ....................................................                144                (197)                161
   Interest (income)  ............................................               (647)               (274)               (152)
   (Gain) on sale of stock of
     subsidiary ..................................................                (14)             (3,310)               (221)
                                                                          -----------         -----------         -----------

                                                                                  429              (2,633)                591
                                                                          -----------         -----------         -----------

Income before income taxes .......................................              9,081              12,380              11,679

Income taxes .....................................................              2,795               3,188               4,330
                                                                          -----------         -----------         -----------

Income before minority interest ..................................              6,286               9,192               7,349

Minority interest in net income
   of consolidated subsidiary ....................................                628                 154                  74
                                                                          -----------         -----------         -----------

NET INCOME .......................................................        $     5,658         $     9,038         $     7,275

                                                                          ===========         ===========         ===========

Net income per share .............................................           $0.57                $0.87              $0.70
                                                                          ===========         ===========         ===========

Weighted average number of common
   and common equivalent shares
   outstanding ...................................................          9,984,463          10,438,896          10,454,555
                                                                          ===========         ===========         ===========

                 The accompanying notes are an integral part
                        of these financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands except share and per share data)

                                                        Common Stock   Additional
                                                       ---------------   Paid-in   Retained  Translation  Treasury
                                                       Shares   Amount   Capital   Earnings  Adjustments    Stock      Total
                                                       -------  ------   -------   --------  ----------    ------      ------
Balance - January 1, 1994  ......................     9,921,951    $10   $17,929    $16,253     $(418)                  $33,774

Issuance of common stock for acquisition ........       200,000            2,200                                          2,200

Shares issued upon exercise of stock
 options and warrants ...........................       120,835              279                                            279

Net income ......................................                                     7,274                               7,274

Translation adjustments .........................                                                 986                       986
                                                     ----------    ---   -------    -------     ------     ---------    -------
Balance - December 31, 1994  ...................     10,242,786     10    20,408     23,527       568                    44,513

Shares issued upon exercise of stock options ...         91,500              202                                            202

Net income .....................................                                      9,038                               9,038

Translation adjustments ........................                                                1,113                     1,113

Purchased treasury shares ......................       (324,305)                                             $(2,890)    (2,890)
                                                     ----------    ---   -------    -------     ------     ---------    -------
Balance - December 31, 1995  ...................     10,009,981     10    20,610     32,565     1,681        (2,890)     51,976

Shares issued upon exercise of stock options ...         18,000               76                                             76

Net income .....................................                                      5,658                               5,658

Translation adjustments ........................                                               (1,291)                   (1,291)

Purchased treasury shares ......................       (425,500)                                              (3,053)    (3,053)
                                                     ----------    ---   -------    -------     ------     ---------    -------
BALANCE - DECEMBER 31, 1996  ...................      9,602,481    $10   $20,686    $38,223      $390        $(5,943)   $53,366
                                                     ----------    ---   -------    -------     ------     ---------    -------
                                                     ----------    ---   -------    -------     ------     ---------    -------

                 The accompanying notes are an integral part
                       of these financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands except share and per share data)

                                                                                    Year Ended December 31,
                                                                                ------------------------------
                                                                                 1996         1995       1994
                                                                                 ----         ----       ----
Cash flows from operating activities:
   Net income .........................................................          $5,658      $9,038      $7,275
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ..................................           1,597       1,322         879
       Gain on sale of stock of subsidiary ............................             (14)     (3,311)       (221)
       Minority interest in net income ................................             628         158          74
       Increase (decrease) in cash from changes in:
         Accounts receivable ..........................................          (3,210)     (2,609)     (1,493)
         Inventories ..................................................           1,958      (1,043)     (6,118)
         Other assets .................................................            (923)      1,102      (3,085)
         Deferred tax benefit .........................................           1,179      (1,223)       (216)
         Accounts payable .............................................             332         (75)      4,824
         Income taxes payable .........................................             770        (523)        141
                                                                                -------     -------     -------
           Net cash provided by operating activities ..................           7,975       2,836       2,060
                                                                                -------     -------     -------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements ...................            (425)     (1,244)       (714)
   Cash portion of trademark and license acquisitions .................            (177)       (135)     (9,144)
   Proceeds from sale of trademark ....................................           2,150
                                                                                -------     -------     -------
           Net cash provided by (used in) investing
             activities ...............................................           1,548      (1,379)     (9,858)
                                                                                -------     -------     -------

Cash flows from financing activities:
   Increase in loan payable - bank ....................................              54       3,085       2,173
   Proceeds from issuance of long-term debt ...........................                                     722
   Repayment of long-term debt ........................................                        (499)       (181)
   Proceeds from sale of stock of subsidiary ..........................                       7,579         194
   Purchase of treasury stock .........................................          (3,053)     (2,890)
   Proceeds from exercise of options and warrants .....................              76         202         279
                                                                                -------     -------     -------
           Net cash provided by (used in) financing
             activities ...............................................          (2,923)      7,477       3,187
                                                                                -------     -------     -------
Effect of exchange rate changes in cash ...............................            (599)         (5)        (34)
                                                                                -------     -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................           6,001       8,929      (4,645)

Cash and cash equivalents - beginning of year .........................          14,204       5,275       9,920
                                                                                -------     -------     -------
CASH AND CASH EQUIVALENTS - END OF YEAR ...............................         $20,205     $14,204     $ 5,275
                                                                                =======     =======     =======

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest .........................................................         $   962      $1,146        $791
     Income taxes .....................................................           1,555       4,968       4,781


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

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

         [6]  Equipment and leasehold improvements:

                  Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method and the declining balance method over the estimated useful asset lives for equipment, which range between 3 and 10 years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

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

         [10]  Stock-based compensation:

                  During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the option been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

         [11]  Per share data:

                  Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year.
Common equivalent shares, which consist of unissued shares under options and warrants, are included in the computation when the results are dilutive.


(NOTE B) - Inventories:

                                           December 31,
                                        -----------------
                                          1996      1995
                                        -------   -------
     Raw materials and component
        parts. . . . . . . . . . . . .  $10,738   $10,982
     Finished goods. . . . . . . . . .   12,590    15,111
                                        -------   -------
               T o t a l . . . . . . .  $23,328   $26,093
                                        -------   -------
                                        -------   -------

(NOTE C) - Equipment and Leasehold Improvements:

                                           December 31,
                                        -----------------
                                         1996      1995
                                        -------   -------
     Equipment . . . . . . . . . . . .  $3,536    $3,308
     Leasehold improvements. . . . . .     747       727
                                        -------   -------

                                         4,283     4,035


     Less accumulated depreciation
        and amortization . . . . . . .   2,549     2,065
                                        -------   -------
               T o t a l . . . . . . .  $1,734    $1,970
                                        -------   -------
                                        -------   -------

(NOTE D) - Trademarks and Licenses:

                                               December 31,
                                            -----------------
                                              1996      1995
                                            -------   -------
         Trademarks. . . . . . . . . . . .  $ 8,526   $11,015
         Licenses. . . . . . . . . . . . .    3,108     3,246
                                            -------   -------

                                             11,634    14,261
         Less accumulated amortization . .    2,369     1,665
                                            -------   -------

                   T o t a l . . . . . . .  $ 9,265   $12,596
                                            -------   -------
                                            -------   -------


(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE E) - Loans Payable - Banks:

                                                          December 31,
                                                      -----------------
                                                        1996      1995
                                                      -------   -------
         Borrowings under a $12,000 unsecured
          revolving line of credit.  Due on
          demand, bearing interest at the
          bank's prime rate or 1.75% above
          the LIBOR rate. . . . . . . . . . . . . .     $1,825    $2,600

         Borrowings by the Company's foreign

          subsidiaries under a $4,000 credit
          facility whereby accounts receivable are
          sold with recourse and accounted for as
          a loan and bearing interest at 0.8%
          above the PIBOR rate (3.41% at
          December 31, 1996). . . . . . . . . . . .     2,720     2,530

         Borrowings by the Company's foreign
          subsidiaries under several bank
          overdraft facilities bearing interest
          at 1.0% above the PIBOR rate. . . . . . .     3,892     4,792

         Other borrowings by the Company's
          foreign subsidiaries. . . . . . . . . . .     1,031
                                                      -------   -------
               T o t a l. . . . . . . . . . . . .      $9,468    $9,922
                                                      -------   -------
                                                      -------   -------

(NOTE F) - Long-Term Debt:

         Borrowings by the Company's foreign subsidiary of $485, due in 2004. The loan may be converted into shares of the Company's foreign subsidiary at approximately $15 per share. Interest is payable quarterly at 7% per annum.

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE G) - Commitments:

         [1]  Leases:

                  The Company leases its office and warehouse facilities under operating leases expiring through 2003. Rental expense amounted to $1,313 in 1996, $730 in 1995 and $442 in 1994. Minimum future rental payments are as follows:

                           1997. . . . . . . . . . . . . . .  $1,180
                           1998. . . . . . . . . . . . . . .   1,127
                           1999. . . . . . . . . . . . . . .     684
                           2000. . . . . . . . . . . . . . .     684
                           2001. . . . . . . . . . . . . . .     684

                           Thereafter. . . . . . . . . . . .   1,242
                                                              ------
                                     T o t a l . . . . . . .  $5,601
                                                              ------
                                                              ------

         [2]  License agreements:

         The Company has a number of license agreements for the use of trademark and rights in connection with the manufacture and sale of its products. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

                           1997. . . . . . . . . . . . . . .  $1,331
                           1998. . . . . . . . . . . . . . .   1,202
                           1999. . . . . . . . . . . . . . .   1,247
                           2000. . . . . . . . . . . . . . .   1,317
                           2001. . . . . . . . . . . . . . .   1,147
                           Thereafter. . . . . . . . . . . .   1,932
                                                              ------
                                     T o t a l . . . . . . .  $8,176
                                                              ------
                                                              ------

(NOTE H) - Shareholders' Equity:

         [1]  Issuance of common stock of subsidiary:

                  In 1993, Inter Parfums, S.A., a consolidated subsidiary of the Company, sold shares in a private placement transaction to unaffiliated French institutional investors. In 1994, 10,000 additional shares were sold to enable the stock of Inter Parfums, S.A. to commence trading on the over-the-counter Paris Stock Exchange, and 11,536 shares were issued pursuant to the conversion terms of the Company's long-term debt.

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE H) - Shareholders' Equity:  (continued)

         [1]  Issuance of common stock of subsidiary:  (continued)

                  In November 1995, Inter Parfums, S.A. completed a public

offering of 308,000 shares of its common stock at 130 French francs per share. Net proceeds of such offering aggregated 36.5 million French francs or approximately $7.6 million. In connection with such offering, Inter Parfums Holdings, S.A. ("Holdings"), a wholly-owned subsidiary of the Company and direct parent of Inter Parfums, S.A. exercised its right to convert a portion of its convertible debt into 250,000 shares of capital stock of Inter Parfums, S.A. at 80 French francs per share. As a result of such issuances, the percentage ownership of Inter Parfums, S.A. was reduced from 90.64% to 76.71%.

                  In 1996, certain minority stockholders exercised their rights to convert approximately $57,000 of their convertible debt into 4,157 shares of capital stock of Inter Parfums, S.A. (70 French francs per share), further reducing the Company's percentage ownership interest to 76.52%.

                  The Company's share of the offering or conversion proceeds in excess of the carrying amount of the portion of the Company's investment sold is reflected as a gain in the consolidated income statement. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

         [2]      Stock option plan:

                  The Company maintains a stock option program for key employees, executives and directors. The plans provide for the granting of both nonqualified and incentive options. Options granted under the plans typically vest immediately and are exercisable for a five year period.

                  The Company applies APB 25 in accounting for its stock option incentive plans and accordingly recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE H) - Shareholders' Equity:

         [2]  Stock option plan: (continued)


                  Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 the Company's net income in 1995 and 1996 would have been approximately $8.70 million and $5.54 million, or $0.83 per share and $0.56 per share, respectively. The weighted average fair value of the options granted during 1995 and 1996 are estimated as $1.78 and $1.43 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield
0%, volatility of 30%, risk-free interest rates at the date of grant
(5.31% in 1995 and 5.80% in 1996), and an expected life of the option of 2 years.

                  A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                          Year Ended December 31,
                                -------------------------------------------------------------------------
                                           1996                    1995                   1994
                                ----------------------   -----------------------  -----------------------
                                                Weighted-               Weighted-                  Weighted-
                                                 Average                 Average                    Average
                                                Exercise                Exercise                   Exercise
                                   Options       Price     Options       Price     Options          Price
                                   -------       -----     -------       -----     -------          -----
Shares under option -
   beginning of year ........    1,541,874       $7.23    1,280,474       $7.05    1,004,974        $9.17

Options granted .............      135,875        6.56      313,150        8.06    1,325,832         8.17

Options exercised ...........      (18,000)       4.22      (16,500)       6.20      (26,084)        4.65

Options cancelled ...........      (58,300)       8.07      (35,250)       8.61   (1,024,248)       10.64
                                ----------       -----   ----------       ------  ----------        -----
Shares under options - end of
   year (1) .................    1,601,449       $7.18    1,541,874       $7.23    1,280,474        $7.05
                                ----------       -----   ----------       ------  ----------        -----
                                ----------       -----   ----------       ------  ----------        -----

                  Exercise prices for options outstanding as of December 31, 1996 ranged from $4 to $12. The weighted-average remaining contractual life of those options is 2 years.

                  At December 31, 1996 options for 262,125 shares were available for future grant under the plans. In addition, the Company has outstanding options not pursuant to any plan for 1,000 shares which remain outstanding at an exercise price of $12.00.

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE I) - Geographic Areas:

         Information on the Company's operations by geographical areas is as follows:

                                   Year Ended December 31,
                                ------------------------------
                                  1996       1995       1994
                                --------   --------   --------
     Net sales:
        United States. . . . .  $ 52,592   $ 57,382   $ 48,377
        Europe . . . . . . . .    40,015     38,451     30,672
        South America. . . . .     3,038        693
        Eliminations . . . . .    (2,364)    (2,857)    (3,970)
                                --------   --------   --------
          T o t a l. . . . . .  $ 93,281   $ 93,669   $ 75,079
                                --------   --------   --------
                                --------   --------   --------
     Net income:
        United States. . . . .  $  3,344   $  4,256   $  6,297
        Europe . . . . . . . .     1,947      4,619      1,295
        South America. . . . .       217        107
        Eliminations . . . . .       150         56       (317)
                                --------   --------   --------
          T o t a l. . . . . .  $  5,658   $  9,038   $  7,275
                                --------   --------   --------
                                --------   --------   --------

     Total assets:
        United States. . . . .  $ 48,057   $ 50,767   $ 49,625
        Europe . . . . . . . .    46,484     44,522     32,518
        South America. . . . .     2,219        900
        Eliminations . . . . .   (11,175)   (12,188)   (12,692)
                                --------   --------   --------
          T o t a l. . . . . .  $ 85,585   $ 84,001   $ 69,451
                                --------   --------   --------
                                --------   --------   --------


         United States export sales were approximately $7,000, $6,400 and $5,700 for the years ended December 31, 1996, 1995 and 1994,

respectively.


(NOTE J) - Income Taxes:

         The components of income before income taxes consist of the following:

                                  Year Ended December 31,
                                --------------------------
                                 1996      1995      1994
                                ------   -------   -------
     U.S. operations . . . . .  $5,565   $ 6,802   $10,244
     Foreign operations. . . .   3,281     5,483     1,951
     Eliminations. . . . . . .     235        95      (516)
                                ------   -------   -------
          T o t a l. . . . . .  $9,081   $12,380   $11,679
                                ------   -------   -------
                                ------   -------   -------

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE J) - Income Taxes:  (continued)

         The provision for current and deferred income tax expense consists of the following:

                                    Year Ended December 31,
                                   -------------------------
                                    1996     1995     1994
                                   ------   ------   -------
     Current:
        Federal . . . . . . . . .  $1,561   $2,627   $3,434
        State and local . . . . .     328      618      919
        Foreign . . . . . . . . .     100      316      180
                                   ------   ------   -------
          T o t a l . . . . . . .  $1,989   $3,561   $4,533
                                   ------   ------   -------
                                   ------   ------   -------

     Deferred:
        Federal . . . . . . . . .  $  278   $ (555)  $ (338)

        State and local . . . . .      55     (143)     (69)
        Foreign . . . . . . . . .     473      325      204
                                   ------   ------   -------
          T o t a l . . . . . . .  $  806   $ (373)  $ (203)
                                   ------   ------   -------
                                   ------   ------   -------

         Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 1996, the deferred tax assets consists of approximately $1,675 relating to reserves and other expenses which are not currently deductible for tax purposes and approximately $200 relating to available foreign net operating loss carryforwards.

         Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                              Year Ended
                                             December 31,
                                          1996   1995   1994
                                          ----   ----   ----
          Statutory rates. . . . . . . .  34.0%  34.0%  34.0%
          State and local taxes, net of
             federal benefit . . . . . .   2.8    2.5    4.8
          Reduction of valuation
             reserve on deferred
             tax asset . . . . . . . . .  (7.2)
          Nontaxable gain on sale of
             stock of subsidiary . . . .         (9.2)
          Other. . . . . . . . . . . . .   1.2   (1.6)  (1.7)
                                          ----   ----   ----
          Effective rates. . . . . . . .  30.8%  25.7%  37.1%
                                          ----   ----   ----
                                          ----   ----   ----

(continued)

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                (in thousands except share and per share data)


(NOTE K) - Other Matters:


         [1] As a result of disappointing sales of the Cutex lip color line, the Company decided to discontinue production of the line in October 1995. As a result, the Company recorded a nonrecurring charge aggregating $2.2 million, before taxes, in the fourth quarter of 1995. This charge represented a writedown of lip product inventory and the effect of potential customer returns or markdowns of lip products expected in 1996.

         [2] On March 27, 1997 Chesebrough Ponds, the licensor of the Cutex trademark, entered into an agreement to sell the Cutex trademarks to Carson, Inc. At the request of Carson, Inc., the Company agreed to relinquish its Cutex nail and lip product license. In connection with the transaction all of the Company's Cutex inventory is to be purchased and certain liabilities are to be assumed by Carson, Inc. Both transactions are to close simultaneously and management anticipates that such closings will occur on or about
April 30, 1997. The Company expects to incur a pre-tax charge of approximately $1,300,000 in 1st quarter of 1997 due to the write-off of intangible assets and other expenses relating to the relinquishment of the Cutex license.

                                                                   SCHEDULE II

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (in thousands)

        Column A                          Column B             Column C                          Column D              Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                       --------------------------
                                                         (1)              (2)
                                          Balance      --------------------------
                                            at                         Charged to                                      Balance
                                         beginning     Charged to        other                                            at
                                            of         costs and       accounts -              Deductions -            end of
       Description                        period       expenses       describe (A)             describe (B)            period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Allowances for sales returns
     and doubtful accounts .............  $4,208        $1,133                                  $2,554   (a)          $2,787
                                          ------        ------                                  ------                ------
                                          ------        ------                                  ------                ------

Year ended December 31, 1995:
   Allowances for sales returns
     and doubtful accounts .............  $2,823        $1,546                                  $  160   (a)          $4,208
                                          ------        ------                                  ------                ------
                                          ------        ------                                  ------                ------

Year ended December 31, 1994:
   Allowances for sales returns
     and doubtful accounts .............  $1,202        $2,150                                  $  529   (a)          $2,823
                                          ------        ------                                  ------                ------
                                          ------        ------                                  ------                ------

(a)  Write off of bad debts and sales returns.


  The accompanying notes are an integral part of these financial statements.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    JEAN PHILIPPE FRAGRANCES, INC.

                                    By: /s/ Jean Madar
                                        -------------------------------
                                    Jean Madar, Chief Executive Officer

                                    Date: April 9, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                  Title                                       Date
---------                  -----                                       ----

/s/ Jean Madar
-------------
Jean Madar                 Chairman of the
                           Board of Directors and
                           Chief Executive Officer                April 9, 1997


/s/ Philippe Benacin
--------------------
Philippe Benacin           Director                               April 14, 1997



/s/ Russell Greenberg
---------------------
Russell Greenberg          Chief Financial and
                           Accounting Officer and Director        April 10, 1997


/s/ Francois Heilbronn
----------------------
Francois Heilbronn         Director                               April 14, 1997



/s/ Joseph A. Caccamo

---------------------
Joseph A. Caccamo          Director                               April 10, 1997


/s/ Jean Levy
-----------------
Jean Levy                  Director                               April 14, 1997


_________________          Director                               April __, 1997
Robert Bensoussan-Torres

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                EXHIBIT INDEX TO

                               REPORT ON FORM 10-K

(MARK ONE)

          /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

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

3.1 Restated Certificate of Incorporation

4.2 Common Stock Certificate Specimen

4.4 1987 Stock Option Plan

         The following document heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987:

Exhibit No. and Description

3.2    By-laws, as amended

     The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event -January 18, 1990), as follows:

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

10.31 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (original in French)1

10.32 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A.(translation of French into English)1

10.33  Agreement dated July 14, 1993, between Alfin, Inc. and Inter Parfums,
S.A.1

10.34 Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc., C&C Beauty Sales, Inc. and Parfico, Inc.

--------
     (1) Filed in excised form, as confidentiality is being sought for certain portions thereof.

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

10.52.1 English translation of Exhibit no. 10.52, Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.53 Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994

10.53.1 English translation of Exhibit no. 10.53, Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994

         The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - May 31, 1994), as follows:

Exhibit No. and Description

10.55 License Agreement between Chesebrough-Pond's, Inc. and Jean Philippe Fragrances, Inc. dated May 31, 19942, listed as no. 10.51 therein.

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

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

4.15  1994 Nonemployee Director Supplemental Stock Option Plan

10.59 Modification of Lease Agreement dated June 17, 1994 between Metropolitan Life Insurance Company and Jean Philippe Fragrances, Inc.

--------
         (2) Filed in excised form as confidential treatment has been granted for certain provisions thereof.

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

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

10.63 Inventory Purchase Agreement between Parlux Fragrances, Inc. and Jean Desprez, S.A. dated March 12, 1996

21 List of Subsidiaries

         The following exhibits are filed herewith:

Exhibit No. and Description

10.64 Amendment to Revolving Credit Agreement dated July 15, 1994 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.

10.65 Asset Repurchase Agreement between Carson, Inc. and Jean Philippe Fragrances, Inc. dated March 27, 1997

11  Statement re: Computation of Earnings Per Share