Form 10-Q
period 1997-03-31
JEAN PHILIPPE FRAGRANCES INC
filed 1997-05-15
CIK 822663

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to
         ________.


                           Commission File No. 0-16469

                         JEAN PHILIPPE FRAGRANCES, INC.
            ( Exact name of registrant as specified in its charter )


                  Delaware                            13-3275609
         ( State or other jurisdiction of             ( I.R.S. Employer
           incorporation or organization )            Identification No.)


                   551 Fifth Avenue, New York, New York 10176
               (Address of Principal Executive Offices) (Zip Code)


Registrants telephone number, including area code:    (212) 983-2640.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes X    No ___

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At May 9, 1997 there were 9,522,481 shares of common stock, par value $.001 per share, outstanding.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                 Page Number

Part I.   Financial Information

         Item I.  Financial Statements                               1

                      Consolidated Balance Sheets as
                      of March 31, 1997 (unaudited)
                      and December 31, 1996 (audited)                2

                      Consolidated Statements of
                      Income for the Three Months Ended
                      March 31, 1997 (unaudited) and
                      March 31, 1996 (unaudited)                     3

                      Consolidated Statements of
                      Cash Flows for the Three Months
                      Ended March 31, 1997 (unaudited) and
                      March 31, 1996 (unaudited)                     4

                      Notes to Unaudited Financial
                      Statements                                     5

         Item 2.  Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                      6


Part II.  Other Information

         Item 5.  Other Information                                  9



Signatures                                                          10

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES



Part I.  Financial Information

Item I.  Financial Statements

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 included in the Company's annual report filed on Form 10-K.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                   March 31,       December 31,
                                                     1997             1996
                                                   ---------       ------------
Current assets:
    Cash and cash equivalents                     $21,010,009      $20,205,393
    Accounts receivable, net                       24,202,091       25,136,555
    Inventories                                    24,704,820       23,327,815
    Receivables, other                              1,524,496        1,124,160
    Other                                           1,333,253        1,057,092
    Deferred tax benefit                            1,842,475        1,875,218
                                                  -----------      -----------
         Total current assets                      74,617,144       72,726,233

Equipment and leasehold improvements, net           2,018,001        1,734,554

Other assets                                        1,621,284        1,859,837

Intangible assets, net                              7,852,006        9,264,585
                                                  -----------      -----------
                                                  $86,108,435      $85,585,209
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans payable, banks                           $9,367,299       $9,467,954
    Accounts payable                               16,745,510       14,740,145
    Income taxes payable                            2,013,452        1,950,619
                                                  -----------      -----------
         Total current liabilities                 28,126,261       26,158,718

Long-term debt, less current portion                  451,172          484,924
                                                  -----------      -----------
Minority interests                                  5,331,676        5,575,954
                                                  -----------      -----------
Shareholders' equity:
    Common stock, $.001 par; authorized
        30,000,000 shares; outstanding 9,602,481
        shares at March 31, 1997 and
        December 31, 1996                               9,602            9,602
    Additional paid-in capital                     20,685,873       20,685,873
    Retained earnings                              38,563,963       38,223,179
    Foreign currency translation adjustment        (1,117,039)         390,032
    Treasury stock, at cost, 1,236,003
        shares at March 31, 1997 and
        December 31, 1996                          (5,943,073)      (5,943,073)


                                                   52,199,326       53,365,613

                                                  $86,108,435      $85,585,209
                                                  ===========      ===========

See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME



                                                  Three Months Ended
                                                      March 31,
                                             1997                    1996
                                             ----                    ----

Net sales                                 $20,969,089             $23,302,276

Cost of sales                              10,922,548              12,209,683
                                          -----------             -----------
Gross margin                               10,046,541              11,092,593

Selling, general and administrative         8,089,541               7,872,021
Loss on relinquishment of license           1,300,000
                                          -----------             -----------
Income from operations                        657,000               3,220,572
                                          -----------             -----------
Other charges (income):
   Interest                                   182,061                 210,307
   Loss on foreign currency                    33,824                  20,243
   Interest and dividend (income)            (208,452)               (141,112)
                                          -----------             -----------
                                                7,433                  89,438
                                          -----------             -----------
Income before income taxes                    649,567               3,131,134

Income taxes                                  163,622               1,055,120
                                          -----------             -----------
Net income before minority interest           485,945               2,076,014

Minority interest in net income
   of consolidated subsidiary                 145,161                 303,191
                                          -----------             -----------
Net income                                   $340,784              $1,772,823
                                          ===========             ===========

Net income per common and
   common equivalent share                      $0.04                   $0.18
                                          ===========             ===========

Number of common and common
   equivalent shares outstanding            9,605,404              10,083,757
                                          ===========             ===========

See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three months ended
                                                                                     March 31,
                                                                              1997               1996
                                                                              ----               ----

Operating activities:
      Net income                                                            $340,784          $1,772,823
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                                     353,329             450,024
           Loss on relinquishment of license                               1,300,000
           Minority interest in net income                                   145,161             303,192
      Increase (decrease) in cash from changes in:
         Accounts receivable                                                (179,546)         (2,816,023)
         Inventories                                                      (2,228,627)         (1,168,231)
         Other assets                                                       (603,744)         (1,370,082)
         Deferred tax benefit                                                (17,025)          1,174,684
         Accounts payable                                                  2,170,592           3,294,984
         Income taxes payable                                                141,962            (468,365)
                                                                         -----------         -----------
           Net cash provided by operating activites                        1,422,886           1,173,006
                                                                         -----------         -----------
Investing activities:
      Purchase of equipment and leasehold improvements                      (482,755)           (268,163)
      Trademark and license acquisitions                                                          (6,733)
      Proceeds from sale of trademark                                                          1,575,000
                                                                         -----------         -----------
           Net cash provided by (used in) investing activities              (482,755)          1,300,104
                                                                         -----------         -----------
Financing activities:
      Increase (decrease) in loan payable, bank                              431,093          (1,138,887)
      Purchase of treasury stock                                                              (1,083,363)
                                                                         -----------         -----------
           Net cash provided by (used in) financing activities               431,093          (2,222,250)
                                                                         -----------         -----------
Effect of exchange rate changes on cash                                     (566,606)            (94,678)
                                                                         -----------         -----------
Increase in cash and cash equivalents                                        804,618             156,182

Cash and cash equivalents at beginning of period                          20,205,391          14,203,713
                                                                         -----------         -----------
Cash and cash equivalents at end of period                               $21,010,009         $14,359,895
                                                                         ===========         ===========

Supplemental disclosure of cash flows information:


      Cash paid during the period for:
           Interest                                                         $180,000            $210,000
           Income taxes                                                       85,000             883,000


See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements



1.       Significant Accounting Policies:

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1996.


2.       Earnings Per Share:

         Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, which consist of unissued shares under options and warrants, are included in the computation when the results are dilutive.


3.       Inventories:

         Inventories consist of the following:


                                                     March 31,     December 31,
                                                       1997           1996
                                                     ---------     ------------

          Raw materials and component parts        $10,825,477      $10,738,100
          Finished goods                            13,879,343       12,589,715
                                                   -----------      -----------

                                                   $24,704,820      $23,327,815
                                                   ===========      ===========

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets remains as management's primary long-term focus. The Company's recent decision to relinquish its Cutex(R) license is an integral part of a planned restructuring of the Company's domestic operations. As a result, the Company can now more efficiently focus its resources on its profitable core fragrance business in the United States and around the world.


         Three Months Ended March 31, 1997 Compared to March 31, 1996


Net sales aggregated $21.0 million in 1997, as compared to $23.3 million in 1996. Heavy discounting by certain competitors, which commenced in the fourth quarter of 1996, continued to affect the Company's Alternative Designer Fragrance lines in the first quarter of 1997. In January 1997, the Company matched the competition's pricing structure and has regained much of the market share initially lost as a result of such price competition. The Company only lowered its selling prices after completion of its newly developed program of product value analysis which assured the Company that gross margins would not be affected in the long-term. The positive impact of the measures taken are expected to be realized in the second half of 1997.

Sales generated by the Company's French subsidiaries declined 5% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as a result of the substantial increase of the US dollar relative to the French franc. At comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 6%. Recent new product introductions and product line enhancements with respect to the Company's Burberrys line have been very successful and continue to achieve substantial growth.

Sales of Cutex(R) products increased $0.6 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. However, such increase also required an increase in selling expenses and did not contribute to the bottom line. On April 30, 1997, the Company closed on its agreement with Carson, Inc. whereby the Company relinquished its Cutex(R) nail and lip products license.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Company's Aziza(R) hypo-allergenic eye cosmetic line, which made its debut in February 1996, represented approximately 3% of sales for the three months ended March 31, 1997. Aziza(R) continues to enjoy a very strong sell through at the retail level. Heavy competition for retail space in the eye-care category at mass market merchandisers and drug store chains continues.

Gross profit margin was 48% of sales for both the 1997 and 1996 periods. As previously mentioned, in reaction to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of product value analysis which enabled the Company to match the competition's pricing structure without affecting gross margin in the long-term. Gross margin in the first quarter of 1997 has been affected by the lower selling prices put into effect in January 1997. The positive impact of the measures taken is expected to be seen in the second half of 1997. The effect of the aforementioned was offset during the three months ended March 31, 1997 by increased, higher margin, Cutex(R) sales and increased margins from the Company's French subsidiaries, which sell products to certain customers, outside of France, in US dollars.

Selling, general and administrative expenses increased to $8.1 million for the three months ended March 31, 1997, as compared to $7.9 million for the three months ended March 31, 1996 and represented 39% of sales for the 1997 period as compared to 34% of sales for the 1996 period. Such increase is primarily attributable to the increased sales of Cutex(R) products for the period as compared to that of the prior year.

As a result of the April 30, 1997 relinquishment of the Cutex(R) license, the Company has restructured its domestic operations and reduced its domestic work force in excess of 20%. In addition, the Company has taken a pre-tax charge against earnings of $1.3 million in the first quarter of 1997 to write-off intangible assets and other expenses relating to the relinquishment of the Cutex(R) license. The combination of the restructuring and the elimination of selling, general and administrative expenses relating to the Cutex(R) operations should enable the Company to significantly reduce its domestic selling, general and administrative expenses, both in the aggregate and as a percentage of sales.

Interest expense decreased to $182,000 for the three months ended March 31, 1997, as compared to $210,000 for the three months ended March 31, 1996. The Company uses its available credit lines, as needed, to finance its working capital needs.

The Company's effective income tax rate was 25% for the three months ended March 31, 1997, as compared to 34% for the three months ended March 31, 1996. Both the 1997 and 1996 rates were favorably impacted by reductions of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carryforwards, made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal a Versailles trademarks.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Net income was $341,000 or $0.04 per share for the three months ended March 31, 1997, as compared to $1,773,000 or $0.18 per share for the three months ended March 31, 1996. Results for 1997 include a nonrecurring charge of $800,000, on an after tax basis, relating to the relinquishment of the Cutex(R) license. Excluding the nonrecurring charge, net income was $1,141,000 or $0.12 per share for the three months ended March 31, 1997.

The weighted average number of shares outstanding was 9,605,404 for the 1997 period and 10,083,757 for the 1996 period. Such decline is the result of the Company's ongoing stock buyback program.


         Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results. At March 31, 1997, working capital aggregated $46.5 million and the Company had cash and cash equivalents on hand aggregating $21.0 million. The Company's book value per share aggregated $5.43 per share as of March 31, 1997.

The Board of Directors of the Company has authorized the repurchase of up to 1,500,000 shares of the Company's common stock and as of March 31, 1997, 749,805 shares have been purchased at an average price per share of $7.93.

The Company's short-term financing requirements are expected to be met by available cash at March 31, 1997, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1997 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

The non recurring charge of $1.3 million, taken in the first quarter ended March 31, 1997, is primarily a noncash charge relating to the write-off of intangible assets associated with the relinquishment of the Company's Cutex(R) license. On April 30, 1997, such transaction closed and all current inventory was purchased and certain liabilities were assumed by Carson Products Company.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Operating activities provided $1.4 million of net cash from operations for the three months ended March 31, 1997 as compared to $1.2 million for the three months ended March 31, 1996. Improved techniques in forecasting and materials requisition planning continue to enable the Company to maximize cash flow. Inventory levels reflect anticipated needs for the upcoming selling season and new product introductions.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended March 31, 1997.

Part II. Other Information

         Items 1, 2, 3, 4, and 6 are omitted as they are either not applicable or have been included in Part I.


Item 5.  Other Information


         On April 30, 1997, Jean Philippe Fragrances, Inc. (the "Company") closed the transaction whereby it relinquished its Cutex nail and lip products license. At the closing, all current inventory was purchased and certain liabilities were assumed by Carson Products Company ("Buyer"), a wholly-owned subsidiary of Carson, Inc., a New York Stock Exchange listed Company. The Company received approximately $3.3 million in return for the sale of current inventory, which is subject to adjustment in accordance with the terms of the Asset Repurchase Agreement dated March 27, 1997 between the Company and Carson, Inc.

                  JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 1997.



                                             JEAN PHILIPPE FRAGRANCES, INC.



                                    By:      /s/ Russell Greenberg
                                             --------------------------------
                                             Russell Greenberg,
                                             Executive Vice President and
                                             Chief Financial Officer