Form 10-Q
period 1997-06-30
JEAN PHILIPPE FRAGRANCES INC
filed 1997-08-13
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997.

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

At August 12, 1997 there were 9,184,781 shares of common stock, par value $.001 per share, outstanding.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
Part I. Financial Information

        Item I. Financial Statements                                      1

                Consolidated Balance Sheets as
                of June 30, 1997 (unaudited)
                and December 31, 1996 (audited)                           2

                Consolidated Statements of
                Income for the Three Month and
                Six Month Periods Ended
                June 30, 1997 (unaudited) and
                June 30, 1996 (unaudited)                                 3

                Consolidated Statements of
                Cash Flows for the Six
                Month Periods Ended
                June 30, 1997 (unaudited) and
                June 30, 1996 (unaudited)                                 4

                Notes to Unaudited Financial
                Statements                                                5

        Item 2. Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                                 6

Part II. Other Information                                                9

Signatures                                                                9

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

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                        $ 20,725,527    $ 20,205,393
  Accounts receivable, net                           25,425,420      25,136,555
  Inventories                                        24,930,963      23,327,815
  Receivables, other                                    948,708       1,124,160
  Other                                               1,052,862       1,057,092
  Deferred tax benefit                                1,651,361       1,875,218
                                                   ------------    ------------
    Total current assets                             74,734,841      72,726,233

Equipment and leasehold improvements, net             1,786,413       1,734,554
Other assets                                          1,586,720       1,859,837
Intangible assets, net                                8,421,686       9,264,585
                                                   ------------    ------------
                                                   $ 86,529,660    $ 85,585,209
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Loans payable, banks                             $  7,984,746    $  9,467,954
  Accounts payable                                   19,007,660      14,740,145
  Due to broker                                       1,984,000
  Income taxes payable                                2,041,428       1,950,619
                                                   ------------    ------------
    Total current liabilities                        31,017,834      26,158,718
                                                   ------------    ------------
Long-term debt, less current portion                    432,143         484,924
                                                   ------------    ------------
Minority interests                                    5,278,571       5,575,954
                                                   ------------    ------------
Shareholders' equity:
  Common stock, $.001 par; authorized 30,000,000
    shares; outstanding 9,184,781 and 9,602,481
    shares at June 30, 1997 and December 31,
    1996, respectively                                    9,185           9,602
  Additional paid-in capital                         20,685,873      20,685,873
  Retained earnings                                  39,669,568      38,223,179
  Foreign currency translation adjustment            (1,995,368)        390,032
  Treasury stock, at cost, 1,653,703 and
    1,236,003 shares at June 30, 1997 and
    December 31, 1996, respectively                  (8,568,146)     (5,943,073)
                                                   ------------    ------------
                                                     49,801,112      53,365,613
                                                   ------------    ------------
                                                   $ 86,529,660    $ 85,585,209
                                                   ============    ============

See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                          1997         1996         1997         1996
                                      -----------  -----------  -----------  -----------
Net sales                             $21,847,174  $22,582,754  $42,816,263  $45,885,030
Cost of sales                          11,596,403   12,588,684   22,518,951   24,798,367
                                      -----------  -----------  -----------  -----------
Gross margin                           10,250,771    9,994,070   20,297,312   21,086,663

Selling, general and administrative     8,366,747    8,039,478   16,456,288   15,911,499
Loss on relinquishment of license                                 1,300,000
                                      -----------  -----------  -----------  -----------
Income from operations                  1,884,024    1,954,592    2,541,024    5,175,164
                                      -----------  -----------  -----------  -----------
Other charges (income):
  Interest                                152,027      197,519      334,088      407,826
  Loss on foreign currency                 27,599      125,895       61,423      146,138
  Interest and dividend (income)         (138,082)    (122,190)    (346,534)    (263,302)
  (Gain) on sale of stock of
   subsidiary, net                                     (13,752)                  (13,752)
                                      -----------  -----------  -----------  -----------
                                           41,544      187,472       48,977      276,910
                                      -----------  -----------  -----------  -----------

Income before income taxes              1,842,480    1,767,120    2,492,047    4,898,254
Income taxes                              561,613      374,314      725,235    1,429,434
                                      -----------  -----------  -----------  -----------
Net income before minority interest     1,280,867    1,392,806    1,766,812    3,468,820

Minority interest in net income
 of consolidated subsidiary               175,262      115,185      320,423      418,376
                                      -----------  -----------  -----------  -----------
Net income                            $ 1,105,605  $ 1,277,621  $ 1,446,389  $ 3,050,444
                                      ===========  ===========  ===========  ===========
Net income per common and
 common equivalent share                    $0.12        $0.13        $0.15        $0.30
                                      ===========  ===========  ===========  ===========
Number of common and common
 equivalent shares outstanding          9,545,285   10,148,168    9,575,345   10,115,963
                                      ===========  ===========  ===========  ===========

See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six months ended June 30,
                                                       1997           1996
                                                   -----------    -----------
Operating activities:
  Net income                                       $ 1,446,389    $ 3,050,444
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      633,381        709,055
    Noncash portion of loss on relinquishment
     of license                                      1,200,731
    Gain on sale of stock of subsidiary                               (13,672)
    Minority interest in net income                    320,423        416,045
  Increase (decrease) in cash from changes in:
    Accounts receivable                             (2,235,228)    (4,036,793)
    Inventories                                     (3,046,892)    (1,902,104)
    Other assets                                       130,040     (1,839,341)
    Deferred tax benefit                               145,707      1,510,016
    Accounts payable                                 5,267,201      4,101,180
    Income taxes payable                               229,842       (758,917)
                                                   -----------    -----------
        Net cash provided by operating activities    4,091,594      1,235,913
                                                   -----------    -----------
Investing activities:
  Purchase of equipment and leasehold improvements    (487,001)      (291,132)
  Trademark and license acquisitions                (1,010,700)       (10,825)
  Proceeds from sale of equipment                       50,000
  Proceeds from sale of trademark                                   1,575,000
                                                   -----------    -----------
        Net cash provided by (used in) investing
         activities                                 (1,447,701)     1,273,043
                                                   -----------    -----------
Financing activities:
  (Decrease) in loan payable, bank                    (639,789)      (645,594)
  Purchase of treasury stock                          (641,491)    (1,083,363)
                                                   -----------    -----------
        Net cash (used in) financing activities     (1,281,280)    (1,728,957)
                                                   -----------    -----------
Effect of exchange rate changes on cash               (842,476)      (220,900)
                                                   -----------    -----------
Increase in cash and cash equivalents                  520,137        559,099
Cash and cash equivalents at beginning of period    20,205,391     14,203,713
                                                   -----------    -----------
Cash and cash equivalents at end of period         $20,725,528    $14,762,812
                                                   ===========    ===========

Supplemental disclosure of cash flows information:
  Cash paid during the period for:
    Interest                                           $329,000       $405,000
    Income taxes                                        350,000        883,000

See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements

1. Significant Accounting Policies:

   The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 1996.

2. Earnings Per Share:

   Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, which consist of unissued shares under options, are included in the computation when the results are dilutive.

3. Inventories:

   Inventories consist of the following:

                                               June 30,     December 31,
                                                 1997           1997
                                             -----------    -----------
        Raw materials and component parts    $10,756,475    $10,738,100
        Finished goods                        14,174,488     12,589,715
                                             -----------    -----------
                                             $24,930,963    $23,327,815
                                             ===========    ===========

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, remains as management's primary long-term focus. The Company's decision to relinquish its Cutex(R) license was an integral part of a planned restructuring of the Company's domestic operations. As a result, the Company has now more efficiently focused its resources on its profitable core fragrance business in the United States and around the world.

   Three and Six Months Ended June 30, 1997
   Compared to the June 30, 1996 Periods

Net sales for the three months ended June 30, 1997 aggregated $21.8 million, as compared to $22.6 million for the corresponding quarter of the prior year. Net sales for the six months ended June 30, 1997 aggregated $42.8 million, as compared to $45.9 million for the corresponding period of the prior year. On April 30, 1997, the Company closed on its agreement with Carson, Inc., whereby the Company relinquished its Cutex nail and lip products license. As such, the 1997 periods only include sales of Cutex products through April 30, 1997.

The Company's Alternative Designer Fragrance lines continued to be affected in 1997 by heavy discounting by certain competitors, which commenced in the fourth quarter of 1996. In January 1997, the Company matched the competition's pricing structure and has regained much of the market share initially lost as a result of such price competition. The Company lowered its selling prices after completion of its newly developed program of product value analysis, which assured the Company that gross margins would not be affected in the long-term. The positive impact of the measures taken is expected to be realized in the second half of 1997.

Sales generated by the Company's French subsidiaries increased 50% for the three months ended June 30, 1997 and 21% for the six months ended June 30, 1997, as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 67% and 35% for the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods of the prior year. Recent new product introductions and product line enhancements with respect to the Company's Burberrys line have been very successful and continue to achieve substantial growth.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Gross profit margins were 47% of sales for both the three and six month periods ended June 30, 1997, as compared to 44% and 46% for the three and six month periods ended June 30, 1996, respectively. As previously mentioned, in response to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of product value analysis, which enabled the Company to match the competition's pricing structure without affecting gross margin in the long-term. Gross margin in the first and second quarters of 1997 has been affected by the lower selling prices put into effect in January 1997. The positive impact of the measures taken is expected to be realized in the second half of 1997. However, the effect of the aforementioned lower selling prices was offset during the six months ended June 30, 1997 by increased margins from the Company's French subsidiaries. Such increased margins resulted from the sale of products to customers outside of France in US dollars, thereby benefitting from the substantial rise of the US dollar relative to the French franc.

Selling, general and administrative expenses aggregated $8.4 million and $16.5 million for the three and six month periods ended June 30, 1997, respectively, as compared to $8.0 million and $15.9 million for the three and six month periods ended June 30, 1996, respectively. Such increases resulted from selling expenses incurred by the Company's French subsidiaries to support new product line introductions and build specific brand awareness. Such promotional activity has enabled the Company's French subsidiaries to achieve excellent revenue growth and should provide support for future revenue growth.

As a result of the April 30, 1997 relinquishment of the Cutex license, the Company has restructured its domestic operations and reduced its domestic work force in excess of 20%. In addition, the Company has taken a pre-tax charge against earnings of $1.3 million in the first quarter of 1997 to write-off intangible assets and other expenses relating to the relinquishment of the Cutex license. Domestically, selling general and administrative expenses declined, both in the aggregate and as a percentage of sales, during the three and six month periods ending June 30, 1997, as compared to the corresponding periods of the prior year.

Interest expense aggregated $152,000 and $334,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $198,000 and $408,000 for the corresponding periods of the prior year. The Company uses its available credit lines, as needed, to finance its working capital needs.

The Company's effective income tax rate was 29% for both the six months ended June 30, 1997 and 1996. Both the 1997 and 1996 rates were favorably impacted by reductions of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carryforwards, made available to the Company's foreign subsidiaries as a result of the March 1996 sale of the Bal a Versailles trademarks.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Net income was $1.1 million or $0.12 per share for the three months ended June 30, 1997, as compared to $1.3 million or $0.13 per share for the three months ended June 30, 1996. Net income was $1.4 million or $0.15 per share for the six months ended June 30, 1997, as compared to $3.1 million or $0.30 per share for the six months ended June 30, 1996. Results for the six months ended June 30, 1997 include a nonrecurring charge of $800,000, on an after tax basis, relating to the relinquishment of the Cutex license. Excluding the nonrecurring charge, net income was $2.2 million or $0.24 per share for the six months ended June 30, 1997.

The weighted average number of shares outstanding was 9.5 million and 9.6 million for the three and six months ended June 30, 1997, respectively, and 10.1 million for both corresponding periods of the prior year. Such decline is the result of the Company's ongoing stock buy back program.

   Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results. At June 30, 1997, working capital aggregated $43.7 million and the Company had cash and cash equivalents on hand aggregating $21.0 million. The Company's book value per share aggregated $5.42 per share as of June 30, 1997.

The Board of Directors of the Company has authorized the repurchase of up to 1,500,000 shares of the Company's common stock and as of June 30, 1997, 1,167,505 shares have been purchased at an average price per share of $7.34.

The Company's short-term financing requirements are expected to be met by available cash at June 30, 1997, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1997 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

Operating activities provided $4.1 million of net cash from operations for the six months ended June 30, 1997 as compared to $1.2 million for the six months ended June 30, 1996. The nonrecurring charge of $1.3 million, taken in the first quarter of 1997, is primarily a noncash charge relating to the write-off of intangible assets associated with the relinquishment of the Company's Cutex license. On April 30, 1997, such transaction closed and all current inventory was purchased and certain liabilities were assumed by Carson Products Company.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended June 30, 1997.

Part II. Other Information

         Items 1,2,3,4,5 and 6 are omitted as they are either not applicable or have been included in Part I.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 1997.

                                           JEAN PHILIPPE FRAGRANCES, INC.

                                       By: /s/ Russell Greenberg
                                           Russell Greenberg,
                                           Executive Vice President and
                                           Chief Financial Officer