Form 10-Q
period 1997-09-30
JEAN PHILIPPE FRAGRANCES INC
filed 1997-11-12
CIK 822663

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

At November 10, 1997 there were 8,938,781 shares of common stock, par value $.001 per share, outstanding.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                  Page Number


Part I.   Financial Information

         Item I.      Financial Statements                              1

                      Consolidated Balance Sheets as
                      of September 30, 1997 (unaudited)
                      and December 31, 1996 (audited)                   2

                      Consolidated Statements of
                      Income for the Three Month and
                      Nine Month Periods Ended
                      September 30, 1997 (unaudited) and
                      September 30, 1996 (unaudited)                    3

                      Consolidated Statements of
                      Cash Flows for the Nine
                      Month Periods Ended
                      September 30, 1997 (unaudited) and
                      September 30, 1996 (unaudited)                    4

                      Notes to Unaudited Financial
                      Statements                                        5

         Item 2.      Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                         6

Part II.   Other Information

         Item 4.      Submission of Matters to a Vote of
                      Security Holders                                  10

Signatures                                                              12

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

         The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                  ASSETS

                                           September 30,        December 31,
                                               1997                 1996
                                           -------------        -------------

Current assets:
     Cash and cash equivalents               $17,851,795          $20,205,391
     Accounts receivable, net                 29,223,895           25,136,557
     Inventories                              22,422,221           23,327,815
     Receivables, other                        1,726,795            1,124,160
     Other                                       777,604            1,057,092
     Deferred tax benefit                      1,644,239            1,875,218
                                           -------------        -------------
          Total current assets                73,646,549           72,726,233

Equipment and leasehold improvements, net      1,783,437            1,734,554

Other assets                                   1,434,107            1,859,837

Intangible assets, net                         8,202,109            9,264,585
                                           -------------        -------------
                                             $85,066,202          $85,585,209
                                           =============        =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Loans payable, banks                     $10,297,469           $9,467,954
     Accounts payable                          16,210,733           14,740,145
     Income taxes payable                       3,045,479            1,950,619
                                            -------------        -------------
          Total current liabilities            29,553,681           26,158,718
                                            -------------        -------------


Long-term debt, less current portion              427,418              484,924
                                            -------------        -------------

Minority interests                              5,464,592            5,575,954
                                            -------------        -------------

Shareholders' equity:
     Common stock, $.001 par; authorized
         30,000,000 shares; outstanding
         8,958,781 and 9,602,481 shares
         at September 30, 1997 and
         December 31, 1996, respectively            8,959                9,602
     Additional paid-in capital                20,685,873           20,685,873
     Retained earnings                         41,304,453           38,223,179
     Foreign currency translation
         adjustment                            (2,212,024)              90,032
     Treasury stock, at cost, 1,879,703
         and 1,236,003 shares at
         September 30, 1997 and
         December 31, 1996, respectively      (10,166,750)          (5,943,073)
                                            -------------        -------------

                                               49,620,511           53,365,613
                                            -------------        -------------

                                              $85,066,202           85,585,209
                                            =============        =============


See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                        1997                1996              1997               1996
                                                  -------------      -------------      -------------      -------------
Net sales                                           $24,464,337        $22,578,172        $67,280,600        $68,463,202

Cost of sales                                        14,199,642         12,640,763         36,718,593         37,439,130
                                                    -----------        -----------        -----------        -----------

Gross margin                                         10,264,695          9,937,409         30,562,007         31,024,072

Selling, general and administrative                   7,012,297          7,469,531         23,468,585         23,381,030
Loss on divestiture of license                                                              1,300,000
                                                    -----------        -----------        -----------        -----------


Income from operations                                3,252,398          2,467,878          5,793,422          7,643,042

Other charges (income):
   Interest                                             190,608            239,700            524,696            647,526
   Loss on foreign currency                             252,232             24,389            313,655            170,527
   Interest and dividend (income)                      (180,105)          (142,237)          (526,639)          (405,539)
   (Gain) on sale of stock of subsidiary, net                                                                    (13,752)
                                                    -----------        -----------        -----------        -----------

                                                        262,735            121,852            311,712            398,762
                                                    -----------        -----------        -----------        -----------

Income before income taxes                            2,989,663          2,346,026          5,481,710          7,244,280

Income taxes                                          1,112,551            800,239          1,837,786          2,229,673
                                                    -----------        -----------        -----------        -----------

Net income before minority interest                   1,877,112          1,545,787          3,643,924          5,014,607

Minority interest in net income
   of consolidated subsidiary                           242,228             67,907            562,651            486,283
                                                    -----------        -----------        -----------        -----------

Net income                                          $ 1,634,884        $ 1,477,880        $ 3,081,273        $ 4,528,324
                                                    ===========        ===========        ===========        ===========

Net income per common and
   common equivalent share                          $      0.18        $      0.15        $      0.33        $      0.45
                                                    ===========        ===========        ===========        ===========


Number of common and common
   equivalent shares outstanding                      9,283,661          9,911,691          9,478,117         10,047,872
                                                    ===========        ===========        ===========        ===========




See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Nine months ended
                                                           September 30,
                                                        1997           1996
                                                    -----------    ----------

Operating activities:
   Net income                                        $3,081,273     $4,528,324
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                     923,709      1,075,646
      Noncash portion of loss on divestiture of
        license                                         854,728
      Gain on sale of stock of subsidiary                              (13,672)
      Minority interest in net income                   562,651        486,283
   Increase (decrease) in cash from changes in:
      Accounts receivable                            (6,093,310)    (4,882,471)
      Inventories                                      (578,320)        43,800
      Other assets                                     (181,689)    (1,337,982)
      Deferred tax benefit                              146,081      1,717,412
      Accounts payable                                2,642,234         48,979
      Income taxes payable                            1,250,028     (1,052,350)
                                                    -----------    -----------
        Net cash provided by operating activites      2,607,385        613,969
                                                    -----------    -----------

Investing activities:
   Purchase of equipment and leasehold improvements    (619,827)      (351,984)
   Trademark and license acquisitions                (1,003,235)       (14,176)
   Proceeds from sale of equipment                       50,000
   Proceeds from sale of trademark                                   2,150,000
                                                    -----------    -----------

      Net cash provided by (used in) investing
        activities                                   (1,573,062)     1,783,840
                                                    -----------    -----------

Financing activities:
    Increase in loan payable, bank                    1,774,573      2,683,296
    Purchase of treasury stock                       (4,224,321)    (1,083,363)
                                                    -----------    -----------

      Net cash provided by (used in) financing
        activities                                   (2,449,748)     1,599,933
                                                    -----------    -----------

Effect of exchange rate changes on cash                (938,171)      (294,126)
                                                    -----------    -----------

Increase (decrease) in cash and cash equivalents     (2,353,596)     3,703,616

Cash and cash equivalents at beginning of period     20,205,391     14,203,713
                                                    -----------    -----------

Cash and cash equivalents at end of period          $17,851,795    $17,907,329

                                                    ===========    ===========


Supplemental disclosure of cash flows information:

   Cash paid during the period for:
     Interest                                          $570,000       $633,000
     Income taxes                                       563,000        853,000
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

3.       Inventories:

         Inventories consist of the following:
                                                  September 30,    December 31,
                                                       1997            1996
                                                  -------------    ------------
         Raw materials and component parts         $11,654,748     $10,738,100
         Finished goods                             10,767,473      12,589,715
                                                   -----------     -----------

                                                   $22,422,221     $23,327,815
                                                   ===========     ===========

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, remains as management's primary long-term focus. The April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex(R) license, has enabled the Company to more efficiently focus its resources on its profitable core fragrance business in the United States and around the world. Earnings growth for the current quarter, which is the first increase in quarterly earnings since the first quarter of 1996, demonstrates that the Company's strategy is beginning to take effect. The Company is now well positioned to build upon its successful businesses to produce further improvements in sales and earnings growth.

      Three and Nine Months Ended September 30, 1997
      Compared to the September 30, 1996 Periods

Net sales for the three months ended September 30, 1997 increased 8% to $24.5 million, as compared to $22.6 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 1997 aggregated $67.3 million, as compared to $68.5 million for the corresponding period of the prior year. Excluding Cutex product sales, net sales for the three and nine months ended September 30, 1997 increased 25% and 8%, respectively. On April 30, 1997, the Company divested its Cutex nail and lip products license. As such, the 1997 periods include sales of Cutex products through April 30, 1997.

The Company's Alternative Designer Fragrance lines have been affected in 1997 by heavy discounting by certain competitors, which commenced in the fourth quarter of 1996. In January 1997, the Company matched the competition's pricing structure by reducing selling prices by approximately 30%, and has regained much of the market share initially lost as a result of such price competition. Despite the 30% selling price reduction, sales in this category only declined 14% for the nine months ended September 30, 1997, as compared to the corresponding period of the prior year. This result demonstrates that unit volume in the Company's Alternative Designer Fragrance business continues to grow. The sales decline for the three months ended September 30, 1997 narrowed to only 7%, reflecting the increasing unit growth trend and the success of new product development, and effective marketing strategies.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Sales generated by the Company's French subsidiary ("Inter Parfums") increased 77% for the three months ended September 30, 1997 and 34% for the nine months ended September 30, 1997, as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, sales by Inter Parfums increased 106% and 53% for the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods of the prior year.

The Burberrys perfume line, which was completely redesigned by Inter Parfums, has achieved great success in all markets where Burberrys products are sold. This success has confirmed the potential that the Burberrys name has with distributors around the world. Increasing distribution in over 70 countries world wide and the constant opening of new markets should reinforce this potential. Burberrys has become the flagship brand in the collection of designer fragrance product lines offered by Inter Parfums and is expected to be the catalyst for future sales growth of the entire collection. Inter Parfums extraordinary growth rate, achieved during the three and nine month periods ended September 30, 1997, includes the initial "sell in" to the American and duty-free markets, as well as the initial launch of the new Burberrys "Week end" line.

As part of the Company's business strategy of exploring strategic acquisition opportunities, and pursuing expansion in international markets, as well as in an effort to build upon the success of the Burberrys lines, Inter Parfums signed a license agreement with S.T. Dupont for the development of an original perfume line. Product design and development is well under way for the expected launch in the fourth quarter of 1998.

Gross margins were 42% and 45% of sales for the three and nine month periods ended September 30, 1997, respectively, as compared to 44% and 45% for the three and nine month periods ended September 30, 1996, respectively. Gross margins include the benefit of higher margin Cutex sales for all of the 1996 periods and the 1997 period through April 30, 1997, the date the Company divested its Cutex nail and lip products license.

Historically, the Company's combined fragrance business (designer and alternative designer fragrances) achieved an approximate 45% gross margin. In response to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of product value analysis, which enabled the Company to match the competition's pricing structure without affecting gross margin in the long-term. Gross margins in the first and second quarters of 1997, and to a lesser extent in the third quarter of 1997, have been affected by the lower selling prices put into effect in January 1997. The positive impact of the measures taken began to take affect during the third quarter of 1997 and is expected to benefit future quarters, to an even greater extent, as the Company completes selling its higher cost inventory.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

During the first six months of 1997, gross margins were favorably impacted by an increase in margins from Inter Parfums, the Company's French subsidiary. Such increase resulted from exports sold in US dollars, thereby benefitting Inter

Parfums from the substantial rise of the US dollar relative to the French franc.

Selling, general and administrative expenses aggregated $7.0 million or 29% of sales for the three months ended September 30, 1997, as compared to $7.5 million or 33% of sales for the three months ended September 30, 1996. Selling, general and administrative expenses aggregated $23.5 million and $23.4 million for the nine months ended September 30, 1997 and September 30, 1996, respectively. In connection with the April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex license, the Company reduced its domestic work force by approximately 20%. As a result of both the work force reduction and the divestiture of the Cutex license, domestic selling, general and administrative expenses declined, both in the aggregate and as a percentage of sales, during the three and nine month periods ending September 30, 1997, as compared to the corresponding periods of the prior year. In addition, during the first quarter of 1997, the Company took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. Management is confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

Selling, general and administrative expenses incurred by Inter Parfums for the three and nine month periods ended September 30, 1997, increased as compared to the corresponding periods of the prior year. Such increase is the result of additional expenses incurred to support new Burberrys product line introductions, build upon the brands awareness, as well as to support Inter Parfums revenue growth.

Interest expense aggregated $191,000 and $525,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to $240,000 and $648,000 for the corresponding periods of the prior year. The Company uses its available credit lines, as needed, to finance its working capital needs.

The Company's effective income tax rate was 37% and 34% for the three and nine month periods ended September 30, 1997, respectively, as compared to 34% and 31% for the three and nine month periods ended September 30, 1996, respectively. Reductions of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carryforwards, made available as a result of the March 1996 sale of the Bal a Versailles trademarks have benefitted both the 1997 and, to an even greater extent, the 1996 effective tax rates.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Net income for the three months ended September 30, 1997 increased 11% to $1.63 million as compared to $1.48 million for the corresponding period of the prior year. Earnings per share increased 20% to $0.18 per share for the three months ended September 30, 1997, as compared to $0.15 per share for the corresponding period of the prior year.

Net income for the nine months ended September 30, 1997 was $3.08 million or

$0.33 per share, as compared to $4.53 million or $0.45 per share for the corresponding period of the prior year. Results for the nine months ended September 30, 1997 include a nonrecurring charge of $800,000, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $3.88 million or $0.41 per share for the nine months ended September 30, 1997.

The weighted average number of shares outstanding was 9.3 million and 9.5 million for the three and nine months ended September 30, 1997, respectively, as compared to 9.9 million and 10.0 million for the corresponding periods of the prior year. Such declines are the result of the Company's ongoing stock buy back program.

      Liquidity and Capital Resources

The Company's financial position continues to show solid strength as a result of profitable operating results and positive cash flow. At September 30, 1997, working capital aggregated $44.1 million and the Company had cash and cash equivalents on hand aggregating $17.9 million. The Company's book value per share aggregated $5.54 per share as of September 30, 1997.

The previously disclosed public offering in France of approximately 21% of the common stock of the Company's subsidiary, Inter Parfums, has proven to be extremely successful. In addition to the strength such offering added to the balance sheet of Inter Parfums, the proceeds of the offering has enabled Inter Parfums to control its growth and make investments for the future without incurring any significant increase in debt. Long-term debt stood at $427,000 as of September 30, 1997.

In September 1997, the Board of Directors of the Company once again authorized an increase of 500,000 shares to the Company's stock repurchase program bringing the total authorized to be repurchased to 2,000,000 shares of the Company's common stock. As of September 30, 1997, 1,393,505 shares have been purchased at an average price per share of $7.29.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Company's short-term financing requirements are expected to be met by available cash at September 30, 1997, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1997 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

Operating activities provided $2.6 million of net cash from operations for the nine months ended September 30, 1997 as compared to $0.6 million for the nine months ended September 30, 1996. The nonrecurring charge of $1.3 million, taken in the first quarter of 1997, is primarily a noncash charge relating to the write-off of intangible assets associated with the divestiture of the Company's

Cutex license.

Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the period ended September 30, 1997.

Part II.          Other Information

                  Items 1,2,3,5 and 6 are omitted as they are either not applicable or have been included in Part I.

Item 4.           Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders (the "Meeting") of Jean Philippe Fragrances, Inc. (the "Corporation") was held on August 1, 1997 at 10:00 a.m., local time, at the offices of the Corporation, 551 Fifth Avenue, New York, New York 10176.

         (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify; Jean Madar, Philippe Benacin, Russell Greenberg, Francois Heilbronn, Joseph A. Caccamo, Jean Levy and Robert Bensoussan-Torres.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

A vote was taken and the results thereof tabulated by the Inspector of Election. The results were as follows: 9,706,432 votes for Jean Madar, 60,684 withheld; 9,709,706 votes for Philippe Benacin, 57,410 withheld; 9,709,706 votes for Russell Greenberg, 57,410 withheld; 9,706,706 votes for Francois Heilbronn, 57,410 withheld; 9,709,706 votes for Joseph A. Caccamo, 57,410 withheld; 9,709,706 votes for Jean Levy, 57,410 withheld; and 9,709,706 votes for Robert Bensoussan-Torres, 57,410 withheld. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

         (c) (i) The second item of business was the resolution to adopt the 1997 Nonemployee Director Stock Option Plan. The results of the voting were as follows:

         9,026,067 (approximately 92%) votes for the resolution, 357,693 votes against and
         364,650 votes abstained.


         A majority of the outstanding shares were cast for resolution no. 2, and the resolution was duly passed.

         (c) (ii) The final item of business was the proposal to ratify the appointment of Richard A. Eisner & Company LLP, the independent certified public accountants of the Corporation, for the current fiscal year. The results of the voting were as follows:

         9,692,892 votes for the resolution,
         40,844 votes against and
         9,840 votes abstained.

         A majority of the votes cast at the meeting have voted for the resolution, and the resolution was duly passed.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 1997.

                                               JEAN PHILIPPE FRAGRANCES, INC.

                                         By:   /s/ Russell Greenberg
                                               -----------------------------
                                               Russell Greenberg,
                                               Executive Vice President and
                                               Chief Financial Officer