Form 10-K405
period 1997-12-31
JEAN PHILIPPE FRAGRANCES INC
filed 1998-04-14
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)

          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. /X/

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price on April 8, 1998 of $7.81): $29,905,919.

         Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 8, 1998): 8,799,781.


         Documents Incorporated By Reference: None.

                                     PART I

Item 1. Business

Introduction

         Jean Philippe Fragrances, Inc. was organized under the laws of the State of Delaware in May 1985, maintains it executive offices at 551 Fifth Avenue, New York, New York 10176 and its telephone number is 212-983-2640. Unless the context otherwise indicates, the term "Jean Philippe" refers to the parent company, Jean Philippe Fragrances, Inc., and the term the "Company" refers to Jean Philippe Fragrances, Inc. and its consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A. ("IP Holdings"), and majority-owned indirect subsidiaries, Inter Parfums, S.A. ("Inter Parfums"), Inter Parfums Trademarks, S.A. and Inter Parfums Grand Public, S.A.; and the Company's wholly-owned subsidiaries, Elite Parfums, Ltd. ("Elite") and Jean Philippe Fragrances do Brasil, Ltda. ("Jean Philippe Brasil"), a limited liability company.

         The Company is a manufacturer and distributor of fragrances and cosmetics in the following niche markets: domestic and international brand name and licensed fragrances, alternative designer fragrances and mass market cosmetics.

         The Company is the owner of the Intimate(R), Parfums Molyneux(R) and Parfums Weil(R) fragrance lines, and Aziza(R), a hypo-allergenic line of eye cosmetics; and is the world-wide licensee, manufacturer and distributor of the Burberrys(R), S.T. Dupont(R), Ombre Rose(R) and Regine's(R) fragrance lines and the Jordache(R) line of fragrances and cosmetics.

         Inter Parfums markets its own line of moderately priced fragrances and certain licensed or brand name fragrances in approximately seventy (70) countries worldwide.

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

         Some of the alternative designer fragrances currently produced and marketed by the Company include: JP Do(TM), 2 Elite(TM), Uno(TM), C Elite(TM), Flight(TM), Departure(TM) Memphis(R) and Dakota(TM).

         Additionally, the Company markets complementary alternative designer fragrance products such as skin creams, deodorant sticks, roll-on deodorants and body sprays. New products are intended to be developed in accordance with market feasibility and demand. Management of the Company believes that demand for new alternative designer fragrances may be created when participants in the designer fragrance industry launch promotional campaigns for new products.

         -Brand Name and Licensed Fragrances

         Burberrys. Inter Parfums is the exclusive world-wide licensee for Burberrys fragrances in accordance with the terms of a License Agreement entered into in 1993 among Burberrys Limited as licensor, Inter Parfums as licensee and Jean Philippe as the guarantor of Inter Parfums obligations thereunder (the "Burberrys License Agreement"). The Burberrys License Agreement expires December 31, 2003, subject to certain minimum sales requirements and royalty payments.

         In 1995 Inter Parfums completely redesigned all products under the Burberry's brand name, which achieved successful distribution in more than seventy (70) countries around the world. Sales of the new Burberry's line have more than doubled from 1996 to 1997.

         Additionally in 1997, Inter Parfums retained a new distributor in the United States for its Burberry's fragrances for the launch in the United States of two (2) additional new Burberry's fragrance lines, Week end(TM) for men and women. In addition, Inter Parfums experienced continued growth of the classic Burberrys of London line.

         For 1998, Inter Parfums will continue the launch of the Burberrys Week end lines in the United States, Italy, Portugal, Australia and Japan, using a very aggressive marketing plan with heavy emphasis on promotional items.

         S. T. Dupont. During 1997, Inter Parfums acquired the license for another elite fragrance brand, S. T. Dupont. It is anticipated that the new S.
T. Dupont line for men and women will be launched in September 1998 in the Far East and Europe. S. T. Dupont is well known in Europe and the Far East for men's lighters and pens, and is developing a new watch line. They also have a small leather goods and men's clothing line. The license agreement expires on June 30, 2008, subject to certain minimum sales requirements, advertising expenditures and royalty payments.

         Parfums Weil and Molyneux. The Parfums Weil and Parfums Molyneux world-wide family of trademarks were acquired in 1994 by Inter Parfums, and cover a variety of moderately priced fragrance lines which are distributed in over thirty (30) countries world-wide. Parfums Molyneux, formed in 1927, has established a classic line of fragrances including Captain and Quartz, with representation in all major markets world-wide. Parfums Weil has enjoyed a similar history dating back to the early 1900's with its first production of a range of original perfumes presented in exquisite Baccarat bottles. Through the years the fragrance lines were modernized and expanded, and today include the trademarks Bambou, Fleur de Weil and Secret of Venus, among others. In 1995 Inter Parfums introduced a new fragrance, Le Chic, and in 1996, Inter Parfums followed with a new fragrance, Quartz for men. During 1998, Inter Parfums intends to launch a new Molyneux line, "I Love You", to its loyal fans.

         Intimate and Chaz. In 1994 the Company acquired from Revlon Consumer Products Corporation ("Revlon") the world-wide trademarks for the Intimate fragrance line, and entered into a 99 year royalty free license agreement with Revlon for the use of the trademark Chaz in connection with men's fragrances, deodorants and body sprays.

         The Intimate and Chaz brands cover a variety of moderately priced fragrances for mass market distribution, and are currently distributed in a number of countries throughout the world. The Intimate product line has been available for almost half a century and has gained a reputation for quality and value with women over forty (40) years of age.

         The Company intends to enter into back-to-back agreements to acquire the world-wide trademark for Chaz fragrances and to immediately sell such trademark to a distributor of the Company. No assurances can be given that the transaction will be consummated.

         Ombre Rose. In 1993 Inter Parfums acquired the exclusive world-wide license for Ombre Rose fragrances as well as other fragrances to be developed by Inter Parfums in accordance with the terms of a License Agreement entered into between Jean-Charles Brosseau S.A. as licensor and Inter Parfums as licensee (the "Brosseau License Agreement"). The Brosseau License Agreement is for a term of ten (10) years, subject to certain minimum sales requirements and royalty payments. The Ombre Rose line, with its classically designed bottle, continues to enjoy wide acceptance in the Far East and the United States. French Fragrances, Inc. is the exclusive distributor of Ombre Rose in the United States, Canada and Puerto Rico.

         Jordache. In 1990 the Company obtained the exclusive right to use the trademark Jordache(R) from Jordache Enterprises, Inc. ("Jordache") in connection with the manufacturing, marketing and distribution of fragrances and cosmetics in the United States. The Company also received the license to manufacture, market and distribute fragrances and cosmetics in various territories abroad, which territories are to become exclusive in nature upon the commencement of substantial bona fide sales in each such territory. The initial term of the license was for five and a half (5-1/2) years and ended on June 30, 1995. In addition the license agreement provides the Company with the right to renew the license for ten (10) annual renewal terms, subject to certain minimum sales and royalty payment requirements. In the first quarter of fiscal year ending December 31, 1998, the Company elected to renew the Jordache license for the next annual period. Since obtaining the right to use the Jordache trademark, the Company has created and produced, and presently markets, a Jordache(R) product line, which consists of a collection of moderately priced fragrances and cosmetics (lipstick and nail polish) geared to the youth market.

         Regine's. In 1989 the Company became the exclusive world wide distributor for a new fragrance called Regine's, which is sold internationally in approximately sixty (60) countries. The Regine's fragrance was developed by Inter Parfums, the first original fragrance to be created and marketed by the Company. Inter Parfums markets Regine's, Zoa(TM) and Jimmy'z (the Regine's men's fragrance) outside the United States and Canada.

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

         In March 1997 Chesebrough, the Licensor, entered into an agreement with Carson, Inc. ("Carson"), a New York Stock Exchange listed company, to convey the Cutex trademarks. At the request of Carson, the Company entered into an agreement with Carson consenting to relinquish its Cutex nail and lip products license. In connection with this transaction, all current inventory was purchased and certain liabilities were assumed by Carson. Both transactions closed simultaneously on April 30, 1997. See Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operation."

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

         Also in the mass market cosmetics category, the Company has created, produced and markets a Jordache(R) line of cosmetics (lipstick and nail polish), which is geared to the youth segment of such market.

         The Company's Jordache cosmetic and Aziza lines are presently distributed in approximately 5,000 mass market outlets.

Production and Supply

         Substantially all of the Company's products are produced by the Company either in the United States or France. Although the Company does not own a factory or production plant, it acts as a general contractor, and supervises each stage of production from the creation of the fragrance, design and creation of the bottle, dispenser or container, filling of same, packing and shipping, all as performed by various subcontractors. Management believes that its relationships with such subcontractors are good, and that there are sufficient alternate subcontractors should one or more subcontractors become unavailable.

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

         In addition, the Company has an established electronic ordering and invoicing system, or Electronic Data Interface ("EDI"), which permits the Company to receive orders and submit invoices for products via computer modem. Such process eliminates the need for hard copy purchase orders and sales invoices for certain major retailers. Management believes that EDI facilitates the receipt, processing and invoicing of customer orders.

         Mass market merchandisers, major drug chains and supermarkets are the most established markets for all of Jean Philippe's product lines, and are the traditional points of distribution for them. The ultimate market for this business segment is the general public. Some of the mass market merchandisers, major drug store chains and supermarket chains which are presently carrying the Company's products include: Walmart, Walgreen's, Winn Dixie, CVS, Family Dollar, Dollar General, Food Lion, American Stores and Hills.

         Another market for the Company's products consists of distributors and wholesalers, which service independent stores and international markets. Often, the trends in this business segment mirror those of major drug store chains and mass market retailers. The Company uses the same marketing strategy of providing quality products coupled with flexible programs (i.e., discounts, extended payment terms) in order to compete with other alternative fragrance companies.

         During fiscal years ended December 31, 1997, 1996 and 1995, no customer accounted for ten percent (10%) or more of sales on a consolidated basis.

Foreign Sales and Marketing

         Marketing and sales of the Company's alternative designer, brand name and licensed designer fragrance lines are conducted through independent distributors, in-house executives and international agents and importing companies and such products are sold in approximately seventy (70) countries world-wide. Generally, marketing and advertising are subject to approval of the respective licensors. Advertising for the Company's designer fragrance lines appear in high fashion magazines and to a lesser extent on television in France and the Middle East.

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

         In October 1995 the Company commenced marketing its alternative designer fragrances, Inter Parfums proprietary brands and Jordache line through a newly formed limited liability company organized in Brazil, Jean Philippe Brasil. Net sales generated by Jean Philippe Brasil were $2.0 million in 1997 as compared to $3.0 million in 1996. Management believes such decline reflects the Brazilian consumers' fear of a possible currency devaluation brought on by the Asian crisis. In addition, Jean Philippe Brasil underwent an organizational change during 1997, whereby it terminated its contract with its exclusive sales representative and is now a direct seller to the Brazilian marketplace. Management intends to pursue the Brazilian marketplace for mass market fragrances in 1998, but given the less than optimistic Brazilian consumer confidence level and heavily regulated Brazilian environment, no assurance can be given that Jean Philippe Brasil operations will be profitable in 1998.

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

Competition

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. At the present time, management is aware of approximately five (5) established companies which market similar alternative designer fragrances. In response to heavy discounting by certain competitors, which commenced in the fourth quarter of 1996, the Company immediately developed a program of "Product Value Analysis"

which enabled the Company to match competition pricing structure in January 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the quality of its fragrance products, competitive pricing, as well as its ability to quickly and efficiently develop and distribute new products, will enable it to continue to effectively compete with these companies.

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

Government Regulation

         A fragrance is a "cosmetic" as that term is defined under the Federal Food, Drug and Cosmetics Act ("FDC Act"), and must comply with the labeling requirements of the FDC Act, the Fair Packaging and Labeling Act, and the regulations thereunder. Certain of the Company's color cosmetic products may contain menthol, and are also classified as a "drug," as the categories of cosmetic and drug are not mutually exclusive. Additional regulatory requirements for such products include additional labeling requirements, registration of manufacturer and semi-annual update of drug list.

         The Company's fragrances are subject to approval of the Bureau of Alcohol, Tobacco and Firearms as the result of the use of specially denatured alcohol. To date the Company has not experienced any difficulties in obtaining such approval.

Trademarks

         The Company's registered trademarks include Intimate, Aziza, the Parfums Molyneux family of trademarks (including Captain, Quartz and Lord), the Parfums Weil family of trademarks (including Bambou, Antilope and Kipling), Beverly, Fire by Jean Philippe(R), Fashion Mood(R), Snow Silk(R) and Memphis(R). In addition, under various license agreements the Company has the right to use the registered trademarks, Burberrys, S.T. Dupont, Ombre Rose, Regine's and

Jordache both in the United States and abroad. See "Business-Products and Selection".

Employees

         As of March 1, 1998 Jean Philippe had forty-eight (48) full-time domestic employees. Of these, ten (10) were engaged in sales activities, and thirty-eight (38) in administrative and marketing activities. As part of management's planned restructuring of domestic operations, including relinquishing the Cutex license, the Company eliminated seventeen (17) positions during 1997.

         As of March 1, 1998 Inter Parfums and its foreign subsidiaries had forty-nine (49) full-time employees. Of these, fifteen (15) were engaged in sales activities, and thirty-four (34) in administrative and marketing activities.

         The Company believes that its relationships with its employees are satisfactory.

Item 2. Properties

         The Company's corporate headquarters are located in approximately 7,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a five (5) year term ending October 31, 2002, at a monthly rental of approximately $17,000, which is subject to escalations.

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

         The Company also occupies a 145,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. The premises have been leased by the Company for an eight (8) year term expiring October 2003 and requires monthly rental payments of $57,000, aggregating $684,000 per annum. Management of the Company is of the belief that the Company's distribution center is satisfactory for its present needs and those for the foreseeable future.

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

Fiscal 1997               High Closing Price              Low Closing Price
Fourth Quarter                  $8.06                           $6.63
Third Quarter                   $9.13                           $6.07
Second Quarter                  $6.63                           $5.38
First Quarter                   $6.75                           $5.75



Fiscal 1996               High Closing Price              Low Closing Price
Fourth Quarter                  $7.61                           $5.88
Third Quarter                   $8.63                           $6.25
Second Quarter                  $9.75                           $7.50
First Quarter                   $8.63                           $7.38


         As of March 1, 1998, the number of record holders (brokers and broker's nominees, etc.) of the Company's Common Stock was 107. Management believes that there are approximately 1,600 beneficial owners of the Company's Common Stock.

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

                                              Years Ended December 31
                                  (In Thousands Except Share and Per Share Data)

                               1997            1996          1995               1994          1993


Income Statement Data:
Net sales                 $    91,462      $    93,281   $    93,669        $    75,079     $   59,546
Cost of Sales                  49,388           51,355        48,703             39,036         32,964
Selling, General and
Administrative                 32,334           32,416        32,990             23,773         15,814
Income before taxes and
minority interest               8,172            9,081        12,380             11,679         11,240
Net income                      4,507(1)         5,658         9,038(1,2)         7,275(2)       7,099(2)
Net income per share:
  Basic                   $       .48(1)   $       .57   $       .90(1,2)   $       .71(2)  $      .75(2)
  Diluted                 $       .48(1)   $       .57   $       .87(1,2)   $       .70(2)  $      .70(2)
Average common shares
outstanding:
  Basic                     9,299,401        9,871,698    10,044,653         10,180,412       9,507,806
  Diluted                   9,397,329        9,984,463    10,438,896         10,454,555      10,132,628


                                        As at December 31
                         (In Thousands Except Share and Per Share Data)

                         1997      1996      1995      1994      1993

Balance Sheet Data:
Working Capital        $44,842   $46,568   $41,363   $31,226   $31,967
Total Assets            80,282    85,585    84,001    69,451    49,909
Long Term Debt             424       485       596       862       424
Shareholders' equity    50,194    53,366    51,976    44,513    33,774

--------
         1 Includes a nonrecurring charge, net of taxes, of $0.8 million or $.08 per diluted share and $1.3 million or $.13 per diluted share, for fiscal years ended December 31, 1997 and December 31, 1995, respectively, relating to the divestiture of the Cutex license in 1997 and discontinuance of a product line in 1995.

         2 Includes a net gain of $3.3 million or $.32 per diluted share, $0.2 million or $.02 per diluted share, $0.6 million or $.06 per diluted share, for fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993, respectively, resulting from the sale of common stock of a subsidiary.

Long Term Debt             424       485       596       862       424
Shareholders' equity    50,194    53,366    51,976    44,513    33,774


Item 7. Management's Discussion And Analysis Of
        Financial Condition And Results Of Operation

Introduction

         The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets, remains as management's primary long-term focus.

         During 1997, in considering the issues fundamental to the future of of the Company, management developed a set of priorities to guide the Company in the years ahead. At the same time, management reaffirmed the Company's commitment to its basic principles and core businesses. The April 30, 1997 restructuring of domestic operations, which coincided with the divestiture of the Cutex(R) license, has enabled the Company to focus its resources on its profitable core fragrance business in the United States and around the world. The Company's newly instituted program of "Product Value Analysis" has enabled the Company to effectively compete in a very price sensitive environment. Earnings growth during the second half of 1997, demonstrates that the Company's strategy has taken effect. The Company is now well positioned to build upon its successful businesses to produce further improvements in sales and earnings growth.

1997 as Compared to 1996

         Net sales aggregated $91.5 million in 1997, as compared to $93.3 million in 1996. On April 30, 1997, the Company divested its Cutex nail and lip products license. As such, 1996 net sales includes sales of Cutex products for the entire year, while 1997 net sales only include sales of Cutex products through April 30, 1997. Excluding Cutex product sales, net sales for 1997 increased 5% as compared to 1996.

         The Company's Alternative Designer Fragrance lines have been affected in 1997 by heavy discounting by certain competitors, which commenced in the fourth quarter of 1996. In January 1997, the Company matched the competition's pricing structure by reducing selling prices by approximately 30%, and has regained much of the market share initially lost as a result of such price competition. Despite the 30% selling price reduction, sales in this category declined only 13% in 1997, as compared to 1996. This result demonstrates that unit volume in the Company's Alternative Designer Fragrance business continues to grow.


         Sales generated by the Company's publicly traded French subsidiary, Inter Parfums, increased 29%; at comparable foreign currency exchange rates, sales by Inter Parfums increased 47%. The Burberrys perfume line, which was created by Inter Parfums, has achieved great success in all markets where Burberrys products are sold. The opening of Burberrys to the American and duty-free markets, as well as the initial launch of the new Burberrys

"Week end" line, has confirmed the potential of the Burberrys name with distributors around the world. Increasing distribution in over 70 countries and the opening of additional new markets should reinforce this potential. Burberrys has become the flagship brand in the collection of designer fragrance product lines offered by Inter Parfums and is expected to be the catalyst for future sales growth of the entire collection.

         Consistent with the Company's business strategy of exploring strategic acquisition opportunities as well as in an effort to build upon the success of the Burberrys lines, Inter Parfums entered into a license agreement with S.T. Dupont for the development of an original perfume line. Product design and development is well under way for an expected launch in the fourth quarter of 1998.

         Sales generated by the Company's Brazilian subsidiary, Jean Philippe Brasil, were $2.0 million in 1997 as compared to $3.0 million in 1996. Management believes such decline reflects the Brazilian consumers' fear of a possible currency devaluation brought on by the Asian crisis. In addition, Jean Philippe Brasil underwent an organizational change during 1997, whereby it terminated its contract with its exclusive sales representative and is now a direct seller to the Brazilian marketplace. Management intends to pursue the Brazilian marketplace for mass market fragrances in 1998, but given the less than optimistic Brazilian consumer confidence level and heavily regulated Brazilian environment, no assurance can be given that Jean Philippe Brasil operations will be profitable in 1998.

         Consolidated gross margin increased to 46% of sales in 1997 as compared to 45% of sales in 1996. The increase is somewhat understated as gross margin for 1996 includes the benefit of higher margin Cutex sales for the entire year while 1997 margin includes such benefit only through April 30, 1997, the date the Company divested its Cutex nail and lip products license.

         Historically, the Company's combined fragrance businesses (designer and alternative designer fragrances) achieved an approximate 45% gross margin. In response to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of "Product Value Analysis", which enabled the Company to match the competition's pricing structure without affecting gross margin in the long-term. Gross margin in the first half of 1997 was affected by the lower selling prices put into effect in January 1997. The positive impact of the measures took effect in the second half 1997 and is expected to continue to benefit future periods.

         Gross margin was also favorably impacted by an increase in margin from

Inter Parfums. Such increase resulted from exports sold in US dollars, thereby benefitting Inter Parfums from the substantial rise of the US dollar relative to the French franc.

         Selling, general and administrative expenses aggregated $32.3 million and $32.4 million in 1997 and 1996, respectively, and represented 35% of sales in both 1997 and 1996. In connection with the April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex license, the Company reduced its domestic work force by approximately 20%. As a result of both the work force reduction and the divestiture of the Cutex license, domestic selling, general and administrative expenses declined to $12.5 million or 32% of sales in 1997 as compared to $17.8 million or 34% of sales in 1996.

         Selling, general and administrative expenses incurred by Inter Parfums increased to $18.6 million or 36% of sales in 1997 as compared to $13.9 million or 35% of sales in 1996. Such increase is the result of expenses incurred to support new Burberrys product line introductions, build upon the brand's awareness, as well as to support Inter Parfums revenue growth.

         In the first quarter of 1997, the Company took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. Management is confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

         Interest expense decreased to $0.7 million in 1997 from $0.9 million in 1996. The Company uses its available credit lines, as needed, to finance its working capital needs.

         The Company incurred a loss on foreign currency of $0.2 million in 1997 as compared to a loss of $0.1 million in 1996. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowing or for receivables to be collected in a foreign currency.

         The Company's effective income tax rate was 36% in 1997 and 31% in 1996. Reductions of valuation reserves on deferred tax assets, relating to the utilization of foreign net operating loss carryforwards have benefitted both the 1997 and, to an even greater extent, the 1996 effective tax rates. As of December 31, 1997, a nominal amount of net operating loss carryforwards are available to benefit future periods. Therefore, the Company expects its effective tax rate to be approximately 41% in future periods.

         Net income was $4.5 million or $0.48 per diluted share in 1997 as compared to $5.7 million or $0.57 per diluted share in 1996. Results for 1997 include a nonrecurring charge of $0.8 million, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $5.3 million or $0.56 per diluted share in 1997.

         The weighted average shares outstanding were 9.3 million in 1997 and

9.9 million in 1996, and on a diluted basis, average shares outstanding were 9.4 million in 1997 and 10.0 million in 1996. Such decline is the result of the Company's ongoing stock buyback program.

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

         Heavy discounting by certain competitors, which commenced in the fourth quarter of 1996, affected the growth of the Company's Alternative Designer Fragrance lines in the fourth quarter. The Company immediately developed a program of "Product Value Analysis" which enabled the Company to match the competition pricing structure in January 1997, without affecting gross margin in the long-term. The positive impact of the measures taken are expected to be realized in the second half of 1997.

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

         The Company's Aziza(R) hypo-allergenic eye cosmetic line, which made its debut in February 1996, represented approximately 3% of sales for the year ended December 31, 1996. Aziza(R) continues to enjoy a very strong sell through at the retail level. However, heavy competition for retail space in the eye-care category at mass market merchandisers and drug store chains continues.

         Gross profit margin for 1996 was 45% of sales as compared to 48% in 1995. The lower gross margin is the result of the decline in higher margin Cutex(R) sales along with the decline in higher margin fragrance promotions. In addition, the Company continues to convert discontinued and returned merchandise into cash, via closeout sales at prices below normal margins.

         As previously mentioned, in reaction to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of "Product Value Analysis" which enabled the Company to match the competition pricing structure without affecting gross margin in the long-term. Gross margin in the first half of 1997 will be affected by the lower selling prices put into effect in January of 1997. The positive impact of the measures taken are expected to be seen in the second half of 1997 when gross margins generated by the Company's Alternative Designer Fragrance line are expected to return to their historical rate of approximately 45%. In addition, "Product Value Analysis" will be used as a permanent tool by the Company in its ongoing efforts to further improve its gross margins.

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

         The Company incurred a loss on foreign currency of $0.1 million in 1996 as compared to a gain of $0.2 million in 1995. The Company, on occasion enters into foreign currency forward exchange contracts as a hedge for short-term intercompany borrowings.

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

         Net income was $5.7 million or $0.57 per diluted share as compared to $9.0 million or $0.87 per diluted share for the year ended December 31, 1995. Results for 1995 include a nonrecurring charge of $1.3 million, on an after tax basis, relating to the discontinuance of the Cutex(R) lip color line. Results for 1995 also include a net gain of $3.3 million from the sale of common stock of a subsidiary. Excluding the nonrecurring charge and the gain on sale of stock of a subsidiary, net income was $7.1 million or $0.68 per diluted share in 1995.

         The weighted average number of shares outstanding was 9.9 million in 1996 and 10.0 million in 1995, and on a diluted basis, averages shares outstanding were 10.0 million in 1996 and 10.4 million in 1995; such decline is the result of the Company's ongoing stock buyback program.

Liquidity and Financial Resources

         The Company's financial position continues to show solid strength as a result of profitable operating results and positive cash flow. At December 31, 1997, working capital aggregated $44.8 million and the Company had cash and cash equivalents on hand of $18.7 million. The Company's net book value was $5.66 per share as of December 31, 1997.

         The 1995 initial public offering in France of approximately 21% of the common stock of the Company's subsidiary, Inter Parfums, has proven to be extremely successful. In addition to the strength such stock sale provided to the balance sheet of Inter Parfums, the proceeds of the offering have enabled Inter Parfums to control its growth and invest for the future without incurring any significant increase in debt. Long-term debt of Inter Parfums stood at $0.4 million as of December 31, 1997.

         As a result of the successful operating results of Inter Parfums and the significant increase in its stock price, in January 1998, the Company exercised its rights to convert the remaining portion of its convertible debt, approximately $4.4 million, into 318,326 additional shares of Inter Parfums bringing the total shares outstanding to 2,209,000. The conversion price was approximately $14 per share while Inter Parfums stock is presently trading at approximately $32 per share. The effect of this conversion increases the Company's ownership percentage from 76.4% to 79.8%.

         During 1997, the Board of Directors of the Company once again authorized an increase of 500,000 shares to the Company's stock repurchase program, bringing the total authorized to be repurchased to 2,000,000 shares of the Company's common stock. As of December 31, 1997, 1,489,505 shares have been purchased at an average price per share of $7.29.

         The Company's short-term financing requirements are expected to be met by available cash at December 31, 1997, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1998 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

         Internally generated cash provided by operating activities was $12.1 million for the year ended December 31, 1997 as compared to $8.0 million for the year ended December 31, 1996. Cash provided by operating activities continued to be the Company's primary source of funds to finance operating needs and investments in new ventures.

         Cash provided by operating activities was also used to finance the stock repurchase program. During 1997, the Company purchased 739,700 shares of common stock at a cost of $4.9 million.

         Management of the Company believes that funds generated from operations, supplemented by its available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

         The Company has substantially completed all projects to address "Year 2000" compliance with respect to its internal information systems. As such, management believes that "Year 2000" transition will not have a material adverse effect on future results.

         Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the year ended December 31, 1997.

Item 8. Financial Statements and Supplementary Data

         The required financial statements commence on page F-1.

Supplementary Data

                                            Quarterly Data (Unaudited)
                                       For the year ended December 31, 1997
                                  (In Thousands Except Share and Per Share Data)

                          1st          2nd          3rd          4th         Full Year
                          Quarter      Quarter      Quarter      Quarter


Net sales               $   20,969   $   21,847   $   24,464   $   24,181   $   91,462
Cost of Sales               10,923       11,596       14,200       12,669       49,388
Net income                     341        1,106        1,635        1,425        4,507
Net income per share:
   Basic                $     0.04   $     0.12   $     0.18   $     0.16   $     0.48
   Diluted              $     0.04   $     0.12   $     0.18   $     0.16   $     0.48
Average Common Shares
outstanding:
   Basic                 9,602,481    9,525,386    9,142,955    8,926,781    9,299,401
   Diluted               9,605,404    9,545,285    9,283,661    9,154,967    9,397,329


                                            Quarterly Data (Unaudited)
                                       For the year ended December 31, 1996
                                  (In Thousands Except Share and Per Share Data)

                          1st           2nd           3rd           4th           Full Year
                          Quarter       Quarter       Quarter       Quarter

Net sales               $    23,302   $    22,583   $    22,578   $    24,818   $    93,281
Cost of Sales                12,210        12,589        12,641        13,916        51,355
Net income                    1,773         1,278         1,478         1,130         5,658
Net income per share:
   Basic                $       .18   $       .13   $       .15   $       .12   $       .57
   Diluted              $       .18   $       .13   $       .15   $       .12   $       .57
Average Common Shares
outstanding:
   Basic                  9,933,670     9,871,981     9,871,981     9,809,160     9,871,698
   Diluted               10,083,757    10,148,168     9,911,691     9,813,108     9,984,463

Item 9. Changes In And Disagreements With Accountants On
        Accounting And Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Executive Officers And Directors Of Registrant

         As of March 15, 1998, the executive officers and directors of the Company were as follows:


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

Jean Madar

         Jean Madar, age 37, a Director, has been the Chairman of the Board of Directors (since inception), and a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, from

September 1983 until June 1985. At Inter Parfums, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

         Mr. Benacin, age 39, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, has been the President of Inter Parfums for more than the past five
(5) years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

         Mr. Greenberg, age 41, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting. From July 1987 through June 1992, he was with Richard A. Eisner & Company, the independent accountants of the Company.

Francois Heilbronn

         Mr. Heilbronn, age 37, a Director, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently working as a consultant for the firm of M.M. Friedrich, Heilbronn & Fiszer, of which he is a partner. He was formerly employed by The Boston Consulting Group, Inc. from 1986 through 1991 as a management consultant. He graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

         Mr. Caccamo, age 42 and who has been a practicing attorney since 1981, is a Director and the principal of Joseph A. Caccamo Attorney at Law, P.A., the general counsel to the Company. From May 1987 through February 1991, he was an associate of Parker Chapin Flattau & Klimpl, New York City, and from February 1991 through August 1991, he was of counsel to Brandeis, Bernstein & Wasserman, New York City. In September 1991 he became counsel to the Company through a predecessor firm, Joseph A. Caccamo Attorney at Law, P.C., and presently is in private practice. From August 1992 through September 1997, he was formerly a director of Hydron Technologies, Inc, a company primarily engaged in the development of cosmetic/personal care products, which has its common stock listed on The Nasdaq Stock Market.

Jean Levy

         Jean Levy, age 65, a Director since August 1996, worked for twenty-seven (27) years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris".

Robert Bensoussan-Torres

         Robert Bensoussan-Torres, age 40, has been the Chief Executive Office of Christian Lacroix, Paris, a subsidiary of LVMH Group, since February 1993. Christian Lacroix is a French Houte Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Bruce Elbilia

         Mr. Elbilia, age 38, Executive Vice President joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. In 1994 Mr. Elbilia became head of international sales and marketing for Jean Philippe, and has expanded Jean Philippe's export sales to South America, the Middle East and Eastern Europe. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C., which he attended from 1977-1981.

Wayne C. Hamerling

         Mr. Hamerling, age 41, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over eighteen (18) years experience in the fragrance and cosmetic business. From 1980 through 1983 he was employed by Rite Aid Drug Stores; from 1983 through 1985, he was the Senior Buyer for Valley Fair Stores, and from 1985 through May 1987, he was the National Sales Manager for Happy Valley Fragrances.

Jaime Resnik

         Mr. Resnik, age 37, became an Executive Vice President in July 1994, and is in charge of operations. He joined the Company in April 1992 as Operations Manager in charge of production and planning. From October 1988 through April 1991, Mr. Resnik was the Licensing Audit Manager for Jordache Enterprises, with responsibility for auditing approximately thirty (30) licensees with sales in excess of $250 million. From April 1991 through April 1992, Mr. Resnik was the Director of International Licensing for Jordache Enterprises, with responsibility for overseeing the licensing activities of approximately fifty (50) licensees world wide. Mr. Resnik graduated with honors from the University of Miami in 1983 with a B.A. in management.

Item 11.  Executive Compensation

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995:

                           SUMMARY COMPENSATION TABLE

                    Annual Compensation                                                 Long Term Awards

Name and                                   Year   Salary ($)  Bonus    Other Annual         Securities             All Other
Principal Position                                            ($)      Compensation($)      Underlying             Compensation
                                                                                            Options (#)(1)

Jean Madar,(2) Chairman of the Board,      1997   267,000       -0-      18,000(3)             325,000                 -0-
Chief Executive Officer of Jean Philippe   1996   210,700       -0-      30,500(3)              33,500                 -0-
and Director General of Inter Parfums      1995   175,800       -0-      20,800(3)             100,000                 -0-

Philippe Benacin,(4) Chief Executive       1997    86,000    25,000      33,000(5)             325,000                 -0-
Officer, President of Jean Philippe and    1996   101,000    17,200      82,844(6)              33,500                 -0-
President of Inter Parfums                 1995    96,000       -0-     681,200(7)             100,000                 -0-

Russell Greenberg(8), Executive Vice       1997   213,600    15,000       2,214                 22,500                 -0-
President and Chief Financial Officer      1996   200,000     4,500       2,042                  6,000                 -0-
                                           1995   182,500     4,500       2,219                  9,000                 -0-

Bruce Elbilia(9)                           1997   168,000    18,500      78,473(10)             25,500                 -0-
Executive Vice President                   1996   168,000     4,571      58,994(10)              6,000                 -0-
                                           1995   168,000    18,500      56,510(10)              9,000                 -0-

         1 Includes options granted in 1997 as a replacement for out of the money options. See Table entitled "10 Year Options Repricings".

         2 Mr. Madar became Chief Executive Officer in January 1997. As of December 31, 1997, Mr. Madar held 2,638,049 restricted shares of Common Stock, with an aggregate value of $18,136,586 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.875.

         3 Consists of lodging expenses.

         4 Mr. Benacin was the Chief Executive Officer in 1995 and 1996. Compensation figures for Mr. Benacin are approximate, as he is paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods. As of December 31, 1997, Mr. Benacin held 2,318,049 restricted shares of Common Stock, with an aggregate value of $15,936,586 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.875.

         5 Consists of $31,000 for lodging expenses and $2,000 for automobile expenses.

         6 Consists of noncash compensation of $52,334 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options; approximately $2,300 for automobile expenses and $28,200 for lodging expenses.

         7 Consists of noncash compensation of $650,000 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options; approximately $2,400 for automobile expenses and $28,800 for lodging expenses.

         8 Mr. Greenberg held no restricted shares of Common Stock as of December 31, 1997.

         9 Mr. Elbilia held no shares of common stock as of December 31, 1997.

         10 Consists of selling commissions.


Name and                                   Year   Salary ($)  Bonus    Other Annual         Securities             All Other
Principal Position                                            ($)      Compensation($)      Underlying             Compensation
                                                                                            Options (#)


Wayne C. Hamerling,(11)                    1997   166,120     7,000      55,363(12)             25,500                 -0-
Executive Vice President                   1996   157,004     3,500      74,903(13)              6,000                 -0-
                                           1995   157,004     3,500      86,974(14)              9,000                 -0-

--------
         11 As of December 31, 1997, Mr. Hamerling held 10,000 restricted shares of Common Stock, with an aggregate value of $68,750 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.875.



         12 Consists of selling commissions of $50,863 and non cash compensation of $4,500 equal to the value of personal use of a company leased automobile.

         13 Consists of selling commissions of $70,067 and non cash compensation of $4,836 equal to the value of personal use of a company leased automobile.

         14 Consists of selling commissions equal to $82,160 and noncash compensation of $4,814 equal to the value of personal use of a Company leased automobile.

         The following table sets forth certain information relating to stock option grants during Fiscal 1997 to the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1997:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realized Value at
                                                                                               Assumed Annual Rates of Stock
                             Individualized Grants                                             Price Appreciation for Option Term
------------------------------------------------------------------------------------           -----------------------------------
Name                          Number of       % of Total           Exercise     Expiration                Five (5%)     Ten (10%)
                              Securities      Options/SARs         or Base      Date                      Percent       Percent
                              Underlying      Granted to           Price                                  ($)           ($)
                              Options         Employees in         ($/Sh)
                              Granted (#)     Fiscal Year

Jean Madar                    30,000           3.9                 $5.687       04/26/02                   10,369        24,979
Jean Madar                   295,000(1)       38.6                 $5.687       04/26/02                  101,961       245,627
Philippe Benacin              30,000           3.9                 $5.687       04/26/02                   10,369        24,979
Philippe Benacin             295,000(15)      38.6                 $5.687       04/26/02                  101,961       245,627
Russell Greenberg              9,000           1.5                 $5.687       04/26/02                    3,111         7,494
Russell Greenberg             13,500(15)       1.8                 $5.687       04/26/02                    4,666        11,241
Bruce Elbilia                  9,000           1.2                 $5.687       04/26/02                    3,111         7,494
Bruce Elbilia                 16,500(15)       2.2                 $5.687       04/26/02                    5,703        13,738
Wayne Hamerling                9,000           1.2                 $5.687       04/26/02                    3,111         7,494
Wayne Hamerling               16,500(15)       2.2                 $5.687       04/26/02                    5,703        13,738

------------
(1) Consists of options granted in Fiscal 1997 as replacements for, and repricings of, options previously granted in prior fiscal years. See the table entitled, "Option Repricings for Last Ten Years."


         The foregoing table does not include options granted in Fiscal 1997 as replacements for, and repricings of, options previously granted in prior fiscal years. See the table entitled, "Option Repricings for Last Ten Years." which contains detailed information with respect to the granting of such replacement options.

         The following table sets forth certain information relating to option exercises effected during Fiscal 1997, and the value of options held as of such date by each of the Chief Executive Officer and the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1997:

                   AGGREGATE OPTION EXERCISES FOR FISCAL 1997
                           AND YEAR END OPTION VALUES

                                                               Number of Unexercised       Value(1) of Unexercised
                                                               Options at December 31,     In-the-Money Options at
                                                               1997(#)                     December 31, 1997($)

   Name                Shares Acquired         Value ($)        Exercisable/                Exercisable/
                         on Exercise          Realized(2)      Unexercisable               Unexercisable

Jean Madar                   -0-                  -0-           658,500/-0-                 $398,662/-0-
Philippe Benacin             -0-                  -0-           658,500/-0-                 $398,662/-0-
Russell Greenberg            -0-                  -0-            48,000/-0-                  $28,980/-0-
Bruce Elbilia                -0-                  -0-            51,000/-0-                  $32,544/-0-
Wayne C. Hamerling           -0-                  -0-            51,000/-0-                  $32,544/-0-

--------

         1 Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the Nasdaq Stock Market of $6.875 on December 31, 1997.

         2 Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

         The following table sets forth certain information regarding repricings of options held by all executive officers of the Company for the last ten (10) years.


                            10 YEAR OPTION REPRICINGS

                                    Number of                                                             Length of
                                    Securities        Market Price     Exercise Price                     Original
                                    Underlying        of Stock at      at Time of                         Option Term
                                    Options           Time of          Repricing or                       Remaining at
                                    Repriced or       Repricing or     Amendment         New Exercise     Date of
Name                  Date          Amended (#)       Amendment        ($)               Price ($)        Repricing or
                                                      ($)                                                 Amendment

Jean Madar, Chief     04/27/97             60,000             5.687              7.00             5.687   expired
Executive Officer                                                                                         3/15/97

Jean Madar, Chief     04/27/97             75,000             5.687             6.825             5.687   9/8/97
Executive Officer

Jean Madar, Chief     04/27/97             90,000             5.687             6.833             5.687   10/15/97
Executive Officer

Jean Madar, Chief     04/27/97             70,687             5.687              7.00             5.687   12/11/97
Executive Officer

Jean Madar,           02/22/94            100,000             10.00             12.00             10.00   01/11/98
Director General of
Inter Parfums

Jean Madar,           11/01/94            100,000              7.00             10.00              7.00   01/11/98
Director General of
Inter Parfums

Jean Madar,           02/22/94             70,687             10.00             11.36             10.00   12/11/97
Director General of
Inter Parfums

Jean Madar,           11/01/94             70,687              7.00             10.00              7.00   12/11/97
Director General of
Inter Parfums

Jean Madar,           11/01/94             60,000              7.00             8.958              7.00   03/15/97
Director General of
Inter Parfums

Philippe Benacin,     04/27/97             60,000             5.687              7.00             5.687   expired
President                                                                                                 3/15/97

Philippe Benacin,     04/27/97             75,000             5.687             6.825             5.687   9/8/97
President

Philippe Benacin,     04/27/97             90,000             5.687             6.833             5.687   10/15/97
President


Philippe Benacin,     04/27/97             70,687             5.687              7.00             5.687   12/11/97
President

Philippe Benacin,     02/22/94            100,000             10.00             12.00             10.00   01/11/98
Chief Executive
Officer

Philippe Benacin,     11/01/94            100,000              7.00             10.00              7.00   01/11/98
Chief Executive
Officer

Philippe Benacin,     02/22/94             70,687             10.00             11.36             10.00   12/11/97
Chief Executive
Officer

Philippe Benacin,     11/01/94             70,687              7.00             10.00              7.00   12/11/97
Chief Executive
Officer

Philippe Benacin,     11/01/94             60,000              7.00             8.958              7.00   03/15/97
Chief Executive
Officer

Russell Greenberg,    04/27/97              6,000             5.687             6.667             5.687   09/9/97
Executive V.P

Russell Greenberg,    04/27/97              7,500             5.687              7.00             5.687   12/11/97
Executive V.P


Russell Greenberg,    06/29/92*             7,500             6.667              8.00             6.667   05/31/97
Executive V.P

Russell Greenberg,    02/22/94              1,500             10.00             12.00             10.00   04/28/98
Executive V.P

Russell Greenberg,    11/01/94              1,500              7.00             10.00              7.00   04/28/98
Executive V.P

Russell Greenberg,    02/22/94              7,500             10.00             11.36             10.00   12/11/97
Executive V.P

Russell Greenberg,    11/01/94              7,500              7.00             10.00              7.00   12/11/97
Executive V.P

Russell Greenberg,    02/22/94              5,000             10.00             12.00             10.00   10/12/98

Executive V.P

Russell Greenberg,    11/01/94              5,000              7.00             10.00              7.00   10/12/98
Executive V.P

Bruce Elbilia,        04/27/97              9,000             5.687             6.667             5.687   09/9/97
Executive V.P

Bruce Elbilia,        04/27/97              7,500             5.687              7.00             5.687   12/11/97
Executive V.P

Bruce Elbilia,        03/06/90**            6,000              2.25            4.4625              2.25   12/18/90
Executive V.P

Bruce Elbilia,        02/22/94              1,500             10.00             12.00             10.00   04/28/98
Executive V.P

Bruce Elbilia,        11/01/94              1,500              7.00             10.00              7.00   04/28/98
Executive V.P

Bruce Elbilia,        02/22/94              7,500             10.00             11.36             10.00   12/11/97
Executive V.P

Bruce Elbilia,        11/01/94              7,500              7.00             10.00              7.00   12/11/97
Executive V.P

Bruce Elbilia,        02/22/94              5,000             10.00             12.00             10.00   10/12/98
Executive V.P

Bruce Elbilia,        11/01/94              5,000              7.00             10.00              7.00   10/12/98
Executive V.P

Wayne Hamerling,      04/27/97              9,000             5.687             6.667             5.687   09/9/97
Executive V.P

Wayne Hamerling,      04/27/97              7,500             5.687              7.00             5.687   12/11/97
Executive V.P

Wayne Hamerling,      03/06/90**            6,000              2.25            4.4625              2.25   12/18/90
V.P. Sales

Wayne Hamerling,      02/22/94              1,500             10.00             12.00             10.00   04/28/98
Executive V.P

Wayne Hamerling,      11/01/94              1,500              7.00             10.00              7.00   04/28/98
Executive V.P

Wayne Hamerling,      02/22/94              7,500             10.00             11.36             10.00   12/11/97
Executive V.P

Wayne Hamerling,      11/01/94              7,500              7.00             10.00              7.00   12/11/97
Executive V.P

Wayne Hamerling,      02/22/94              5,000             10.00             12.00             10.00   10/12/98

Executive V.P

Wayne Hamerling,      11/01/94              5,000              7.00             10.00              7.00   10/12/98
Executive V.P

 * The number of shares and the prices have been adjusted to reflect the 3:2 split effected in November 1993.
** The number of shares and the prices have been adjusted to reflect the 1:2.5 reverse split effected in August 1990 and the 3:2 split effected in November 1993.

         In April 1997, the Stock Option Committee of the Board of Directors ("Stock Option Committee"), on recommendation of the Chairman of the Board, canceled and terminated all outstanding options which had exercise prices in excess of the market price, and either expired in March 1997 or were to expire shortly thereafter

(collectively the "Out of the Money Options") for its executive officers, and granted nonqualified stock options as replacement options to such executive officers, each exercisable for a five (5) year period at the purchase of $5.687 per share.

         The Stock Committee acknowledged that the market price of the Corporation's Common Stock as quoted on The Nasdaq Stock Market, National Market System has declined substantially, thus negating the intended benefit of the options previously granted with higher exercise prices; and such committee believed that it was in the best interests of the Company to provide the intended incentive to management of the Company by canceling the Out of the Money Options and replacing them with options with exercise prices at the fair market value at such time. During Fiscal 1997 the Stock Option Committee consisted of Jean Levy and Francois Heilbronn.

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

         On March 13, 1997, the Board of Directors of the Company adopted, subject to the approval of its stockholders, the 1997 Nonemployee Stock Option Plan (the "1997 Plan"). The purpose of the 1997 Plan is to assist the Company in attracting and retaining key directors who are responsible for continuing growth and success of the Company. The 1997 Plan was approved by the stockholders of the Company at the annual meeting of shareholders held in July 1997.

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


         On March 13, 1997, options to purchase 2,000 shares were granted to each of Jean Levy and Robert Bensoussan-Torres at the exercise price of $6.00 per share under the 1994 Plan and the 1997 Plan.

         On February 1, 1998, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy and Robert Bensoussan-Torres, and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $6.97 per share under the 1994 Plan and the 1997 Plan.

Item 12. Security Ownership Of Certain
         Beneficial Owners And Management

         The following table sets forth information, as of March 15, 1998 with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (b) the executive officers and directors of the Company and (c) the directors and officers of the Company as a group:


                                          Amount of
Name and Address                          Beneficial           Approximate
 of Beneficial Owner                      Ownership(1)      Percent of Class
 -------------------                      ------------      ----------------
Jean Madar                               3,301,549(2)             34.9%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France

Philippe Benacin                         2,981,549(3)             31.5%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France

Russell Greenberg                           48,000(4)          Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176

-------
(1) All shares of Common Stock are directly held unless otherwise stated.
(2) Consists of 2,638,049 shares held directly and options to purchase 658,500 shares.
(3) Consists of 2,318,049 shares held directly and options to purchase 658,500 shares.
(4) Consists of options to purchase shares of Common Stock.

Francois Heilbronn                          10,500(5)           Less than 1%
12 Rue Pierre Leroux

75007 Paris, France

Joseph A. Caccamo                           19,000(6)           Less than 1%
7509 Ridgefield Lane
Lake Worth, FL 33467

Jean Levy                                    4,000(7)           Less than 1%
29 rue du Colisee
75008 Paris, France

Robert Bensoussan-Torres                     3,000(8)           Less than 1%
80, rue de l'Univeinte
75007 Paris, France

Bruce Elbilia                               51,000(9)           Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176

Wayne C. Hamerling                          56,000(10)          Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176

Jaime Resnik                                35,500(11)          Less than 1%
c/o Jean Philippe Fragrances, Inc.
551 Fifth Avenue
New York, NY 10176

Wellington Management Company, LLP         516,000(12)              5.9%
75 State Street, Boston, MA 02109

Dimensional Fund Advisors, Inc.            512,400(13)              5.8%
1299 Ocean Avenue, 11th Fl.
Santa Monica, CA 90401

All Directors and Officers               6,500,098(14)              62.9%
 as a Group (10 Persons)

--------
(5) Consists of 4,500 shares held directly and options to purchase 6,000 shares of Common Stock.

(6) Consists of options to purchase shares of Common Stock.

(7) Consists of options to purchase shares of Common Stock.

(8) Consists of options to purchase shares of Common Stock.

(9) Consists of options to purchase shares of Common Stock.

(10) Consists of 5,000 shares held directly and options to purchase 51,000 shares of Common Stock.


(11) Consists of options to purchase shares of Common
Stock.

(12) Information is derived forth in a Schedule 13G dated January 14, 1998 of Wellington Management Company, LLP ("Wellington"). Wellington is a registered investment advisor and may be deemed to be the beneficial owner of the shares which are held of record by its clients.

(13) Information is derived forth in a Schedule 13G dated February 9, 1998 of Dimensional Fund Advisor Inc. ("DFA"). DFA may be deemed to be the beneficial owner of the shares which are owned by its advisory clients. DFA disclaims beneficial ownership of all of the shares.

(14) Consists of 4,970,598 shares held directly and options to purchase 1,320,374 shares of Common Stock.

Item 13. Certain Relationships And Related Party Transactions

Transactions with French Subsidiaries

         In connection with certain previously reported acquisitions by Inter Parfums in 1993 and 1994, funding for such acquisitions was advanced by Jean Philippe to its direct subsidiary, IP Holdings, which in turn advanced such funds to Inter Parfums, its subsidiary. The advance was carried on the books of IP Holdings as convertible debt.

         In January 1998, the Company, through IP Holdings, exercised its rights to convert the remaining portion of its convertible debt, approximately $4.4 million, into 318,326 additional shares of Inter Parfums bringing the total shares outstanding to 2,209,000. The conversion price was approximately $14 per share while Inter Parfums stock is presently trading at approximately $32 per share.

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

         Jean Philippe and Elite have guaranteed the obligations of IP Holdings and Inter Parfums to Republic National Bank of New York (France).

Repurchase of Shares from Officers and Directors

         In February 1998 Joseph A. Caccamo, a Director and principal of Joseph
A. Caccamo Attorney at Law, P.A., general counsel to the Company, exercised an option granted in April 1997 to purchase 7,500 shares of Common Stock at $5.8435 per share. In connection with the Company's stock repurchase program, in February 1998 the Company purchased from Joseph A. Caccamo the 7,500 shares at $7.25 per share, the fair market value at the time of such purchase.


Remuneration of Counsel

         Joseph A. Caccamo, a director of the Company, is the principal of Joseph A. Caccamo Attorney at Law, P.A., general counsel to the Company. In Fiscal 1997, Mr. Caccamo was paid an aggregate of $98,202 in legal fees and for reimbursement of disbursements incurred on behalf of the Company, and Mr. Caccamo firm presently receives a monthly retainer of $7,750 together with reimbursement for expenses. Mr. Caccamo receives $500 for each board meeting at which he participates.

         On February 1, 1998 in accordance with the terms of the Company's stock option plan, Mr. Caccamo was granted an option with a term of five (5) years to purchase 4,000 shares at $6.97 per share, the fair market value at the time of grant.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         And Reports On Form 8-K

(a)(1)   Financial Statements annexed hereto                           Page No.

         Reports of Independent Auditors-                                F-1

         Consolidated Balance Sheets as at December 31, 1997
         and December 31, 1996                                           F-3

         Consolidated Statements of Income for the Years
         ended December 31, 1997, December 31, 1996 and
         December 31, 1995                                               F-4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Years ended December 31, 1997,
         December 31, 1996 and December 31, 1995                         F-5

         Consolidated Statements of Cash Flows for the Years
         ended December 31, 1997, December 31, 1996
         and December 31, 1995                                           F-6

         Notes to Financial Statements                                   F-7

(a)(2)   Financial Statement Schedules annexed hereto:

         Schedule II - Valuation and Qualifying Accounts
         and Reserves                                                   F-16

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

10.33 Agreement dated July 14, 1993, between Alfin, Inc. and Inter Parfums, S.A.(1)

10.34 Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc., C&C Beauty Sales, Inc. and Parfico, Inc.

10.35 Distribution Agreement dated July 16, 1993 among Inter Parfums, S.A., Jean Philippe Fragrances, Inc. and Fragrance Marketing Group, Inc.(1)

         The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - February 28, 1994), as follows:

Exhibit No. and Description

10.36 Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Molyneux)

10.37 Cession D'Elements Partiels de Fonds de Commerce between Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994 (re: Parfums Weil)

10.38 Agreement (Acquisition) among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Cosmetiques et Parfums de France, S.A. dated February 18, 1994

10.39 Noncompetition Agreement among Jean Philippe Fragrances, Inc., Inter Parfums, S.A. and Cosmetiques et Parfums de France-I.D., S.A. dated February 18, 1994

-------------
(1) Filed in excised form.

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

10.63 Inventory Purchase Agreement between Parlux Fragrances, Inc. and Jean Desprez, S.A. dated March 12, 1996

11 Statement re: Computation of Earnings Per Share

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the

fiscal year ended December 31, 1996:

Exhibit No. and Description

10.65 Asset Repurchase Agreement between Carson, Inc. and Jean Philippe Fragrances, Inc. dated March 27, 1997

11  Statement re: Computation of Earnings Per Share

         The following exhibits are filed herewith:

Exhibit No. and Description

10.66 Revolving Credit Agreement dated September 24, 1997 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.

10.67 Second Modification of Lease made as of the 30th day of April, 1997 between Metropolitan Life Insurance Company as landlord and Jean Philippe Fragrances, Inc. as tenant.

10.68 Amendment I to License Agreement dated September 3, 1997 between Jordache Enterprises, Inc as Licensor and Jean Philippe Fragrances, Inc. as Licensee.

10.69 Exclusive Licence Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (English translation, excised version)

21 List of Subsidiaries

(b)    Reports on Form 8-K:

         No Current Reports on Form 8-K were filed during the fourth quarter of Fiscal 1997.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Jean Philippe Fragrances, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Jean Philippe Fragrances, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated subsidiaries of the Company, which statements include total assets and net sales constituting 56% and 56% of the related consolidated totals for 1997 and 54% and 42% for 1996 and net sales constituting 38% for 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Jean Philippe Fragrances, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits referred to above included Schedule II for each of the years in the three-year period ended December 31, 1997. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulation of the Securities and Exchange Commission.

Richard A. Eisner & Company, LLP

New York, New York
March 10, 1998

With respect to accounts for
foreign subsidiaries
March 30, 1998
                                     F-1

                    INTER PARFUMS HOLDING AND SUBSIDIARIES

                         INDEPENDENT AUDITOR' REPORT

We have audited the accompanying consolidated balance sheets of Inter Parfums Holding and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums Holding and subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                             Paris, March 30, 1998

                     Cabinet Cauvin, Angleys, Saint-Pierre
                                 International

                                    /s/
                               Rene Amirkhanian

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands except share and per share data)

                                                                                                          December 31,
                                                                                                     --------------------
                                                                                                       1997        1996
                                                                                                     ---------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                                                        $    18,722   $   20,205
   Accounts receivable, net of allowances of $2,995 and $2,787 in 1997 and 1996,
      respectively (Note E)                                                                              26,255       25,137
   Inventories (Notes A and B)                                                                           21,707       23,328
   Receivables, other                                                                                       622        1,124
   Other                                                                                                    470        1,057
   Deferred tax benefit (Note J)                                                                          1,115        1,875
                                                                                                    -----------   ----------

        Total current assets                                                                             68,891       72,726



Equipment and leasehold improvements, net (Notes A and C)                                                 2,122        1,734
Other assets                                                                                              1,275        1,860
Trademarks and licenses, net (Notes A, D and K)                                                           7,994        9,265
                                                                                                    -----------   ----------

                                                                                                    $    80,282   $   85,585
                                                                                                    ===========   ==========

LIABILITIES
Current liabilities:
   Loans payable - banks (Note E)                                                                   $     3,063   $    9,468
   Accounts payable                                                                                      17,574       14,740
   Income taxes payable                                                                                   3,412        1,950
                                                                                                    -----------   ----------

        Total current liabilities                                                                        24,049       26,158
                                                                                                    -----------   ----------

Long-term debt (Note F)                                                                                     424          485
                                                                                                    -----------   ----------

Minority interest                                                                                         5,615        5,576
                                                                                                    -----------   ----------

Commitments (Note G)


SHAREHOLDERS' EQUITY (Note H)

Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; outstanding
   8,862,781 and 9,602,481 shares in 1997 and 1996, respectively                                              9           10
Additional paid-in capital                                                                               20,686       20,686
Retained earnings                                                                                        42,730       38,223
Foreign currency translation adjustment                                                                  (2,369)         390
Treasury stock, at cost 1,975,703 and 1,236,003 shares in 1997 and 1996, respectively                   (10,862)      (5,943)
                                                                                                    -----------  -----------

        Total shareholders' equity                                                                       50,194       53,366
                                                                                                    -----------  -----------

                                                                                                    $    80,282   $   85,585
                                                                                                    ===========   ==========

See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands except share and per share data)

                                                                                          Year Ended December 31,
                                                                              ----------------------------------------------
                                                                                   1997            1996             1995
                                                                              -------------   -------------   --------------
Net sales                                                                      $     91,462   $      93,281   $       93,669
Cost of sales                                                                        49,388          51,355           48,703
                                                                               ------------   -------------   --------------

Gross margin                                                                         42,074          41,926           44,966

Selling, general and administrative                                                  32,334          32,416           32,990
Loss on product discontinuance                                                        1,300                            2,229
                                                                               ------------    ------------   --------------
Income from operations                                                                8,440           9,510            9,747
                                                                               ------------   -------------   --------------

Other charges (income):
   Interest                                                                             727             946            1,148
   Loss (gain) on foreign currency                                                      242             144             (197)
   Interest income                                                                     (705)           (647)            (274)
   Loss (gain) on sale of stock of subsidiary                                             4             (14)          (3,310)
                                                                               ------------   -------------   --------------


                                                                                        268             429           (2,633)
                                                                               ------------   -------------   --------------

Income before income taxes                                                            8,172           9,081           12,380
Income taxes                                                                          2,945           2,795            3,188
                                                                               ------------   -------------   --------------

Income before minority interest                                                       5,227           6,286            9,192
Minority interest in net income of consolidated subsidiary                              720             628              154
                                                                               ------------   -------------   --------------

Net income                                                                     $      4,507   $       5,658   $        9,038
                                                                               ============   =============   ==============
Net income per share:
   Basic                                                                              $0.48           $0.57            $0.90
   Diluted                                                                            $0.48           $0.57            $0.87

Weighted average number of shares outstanding:
   Basic                                                                          9,299,401       9,871,698       10,044,653
   Diluted                                                                        9,397,329       9,984,463       10,438,896

See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

                                                                                         Foreign
                                         Common Stock        Additional                 Currency
                                     ---------------------     Paid-in      Retained    Translation     Treasury
                                     Shares       Amount       Capital      Earnings    Adjustments       Stock          Total
                                     --------   ----------   -----------   ----------   -----------     ---------     ----------
Balance - January 1, 1995            10,242,786    $  10      $  20,408    $   23,527     $    568                    $  44,513
Shares issued upon exercise
  of stock options                       91,500                     202                                                     202
Net income                                                                      9,038                                     9,038
Translation adjustments                                                                      1,113                        1,113
Purchased treasury shares              (324,305)                                                       $   (2,890)       (2,890)
                                  -------------    -----    -----------    ----------  -----------     ----------     ---------
Balance - December 31, 1995          10,009,981       10         20,610        32,565        1,681         (2,890)       51,976
Shares issued upon exercise
  of stock options                       18,000                      76                                                      76
Net income                                                                      5,658                                     5,658
Translation adjustments                                                                     (1,291)                      (1,291)
Purchased treasury shares              (425,500)                                                           (3,053)       (3,053)
                                  -------------    -----      ---------    ----------  -----------     ----------     ---------


Balance - December 31, 1996           9,602,481       10         20,686        38,223          390         (5,943)       53,366
Net income                                                                      4,507                                     4,507
Translation adjustments                                                                     (2,759)                      (2,759)
Purchased treasury shares              (739,700)      (1)                                                  (4,919)       (4,920)
                                  -------------    -----      ---------    ----------  -----------     ----------     ---------

Balance - December 31, 1997           8,862,781    $   9      $  20,686    $   42,730    $ (2,369)     $  (10,862)    $  50,194
                                  =============    =====      =========    ==========    ========      ==========     =========

See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands except share and per share data)

                                                                                              Year Ended December 31,
                                                                                        ------------------------------------
                                                                                           1997        1996         1995
                                                                                        ---------  -----------   -----------
Cash flows from operating activities:
   Net income                                                                          $   4,507     $   5,658     $   9,038
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                                      1,238         1,597         1,322
        Noncash portion of loss on product discontinuance                                    854
        Loss (gain) on sale of stock of subsidiary                                             4           (14)       (3,311)
        Minority interest in net income                                                      720           628           158
        Changes in:
           Accounts receivable                                                               189        (3,210)       (2,609)
           Inventories                                                                        90         1,958        (1,043)
           Other assets                                                                    1,426          (923)        1,102
           Deferred tax benefit                                                              679         1,179        (1,223)
           Accounts payable                                                                  790           332           (75)
           Income taxes payable                                                            1,630           770          (523)
                                                                                       ---------     ---------     ---------

              Net cash provided by operating activities                                   12,127         7,975         2,836
                                                                                       ---------     ---------     ---------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                                       (1,149)         (425)       (1,244)
   Cash portion of trademark and license acquisitions                                     (1,009)         (177)         (135)
   Proceeds from sale of equipment                                                            50
   Proceeds from sale of trademark                                                                       2,150

                                                                                       ---------     ---------     ---------
              Net cash provided by (used in) investing activities                         (2,108)        1,548        (1,379)
                                                                                       ---------     ---------     ---------

Cash flows from financing activities:
   Increase (decrease) in loans payable - banks                                           (5,575)           54         3,085
   Repayment of long-term debt                                                                                          (499)
   Proceeds from sale of stock of subsidiary                                                  32                       7,579
   Purchase of treasury stock                                                             (4,919)       (3,053)       (2,890)
   Proceeds from exercise of options and warrants                                                           76           202
                                                                                       ---------     ---------     ---------

              Net cash provided by (used in) financing activities                        (10,462)       (2,923)        7,477
                                                                                       ---------     ---------     ---------

Effect of exchange rate changes on cash                                                   (1,040)         (599)           (5)
                                                                                       ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                                      (1,483)        6,001         8,929
Cash and cash equivalents - beginning of year                                             20,205        14,204         5,275
                                                                                       ---------     ---------     ---------

Cash and cash equivalents - end of year                                                $  18,722     $  20,205     $  14,204
                                                                                       =========     =========     =========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                                        $     756     $     962     $   1,146
       Income taxes                                                                    $     736     $   1,555     $   4,968

                                     F-6
See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]   Revenue recognition:

      Revenue is recognized upon shipment of merchandise. Allowances are established for estimated returns.

[9]   Issuance of common stock of subsidiary:

      The Company's share of the proceeds received by the subsidiary in excess of the carrying amount of the portion of the Company's investment sold is reflected as a gain in the consolidated income statement.

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

[11]  Earnings per share:

      The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income per share. The impact on the per share amounts previously reported was not significant.

      Basic earnings per share are computed using the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

[12]  Recent accounting pronouncements:

      In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncements will not have a significant effect on the information presented in the financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which addresses the manner in which certain adjustments to stockholders' equity (principally foreign currency translation) are displayed in the financial statements, with no effect on reported earnings, assets or capital.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE B - INVENTORIES

                                                                                           December 31,
                                                                                      -----------------------
                                                                                         1997        1996
                                                                                      ----------  -----------

             Raw materials and component parts                                        $   10,567   $   10,738
             Finished goods                                                               11,140       12,590
                                                                                      ----------  -----------

                                                                                      $   21,707   $   23,328
                                                                                      ==========   ==========



NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                                                                                           December 31,
                                                                                      -----------------------
                                                                                         1997        1996
                                                                                      ----------  -----------

             Equipment                                                                $    4,063   $   3,536
             Leasehold improvements                                                          378         747
                                                                                      ----------  ----------

                                                                                           4,441       4,283
             Less accumulated depreciation and amortization                                2,319       2,549
                                                                                      ----------  ----------

                                                                                      $    2,122   $   1,734
                                                                                      ==========   =========


  NOTE D - TRADEMARKS AND LICENSES
                                                                                           December 31,
                                                                                      -----------------------
                                                                                         1997        1996
                                                                                      ----------  -----------

               Trademarks                                                             $    7,519   $   8,526
               Licenses                                                                    2,704       3,108
                                                                                      ----------  ----------

                                                                                          10,223      11,634
               Less accumulated amortization                                               2,229       2,369
                                                                                      ----------  ----------

                                                                                      $    7,994   $   9,265
                                                                                      ==========   =========

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE E - LOANS PAYABLE - BANKS


                                                                                 December 31,
                                                                                 ------------
                                                                                1997       1996
                                                                                ----       ----



Borrowings under a $12,000 unsecured revolving line of credit.  Due on demand, bearing interest at the bank's prime rate or 1.75% above the
    LIBOR rate                                                               $    700   $  1,825

Borrowings by the Company's foreign subsidiaries under a $4,000 credit facility whereby accounts receivable are sold with recourse and accounted for as a loan and bearing interest at 0.8% above the PIBOR
    rate (3.75% at December 31, 1997)                                           1,411      2,720

Borrowings by the Company's foreign subsidiaries under several bank
    overdraft facilities bearing interest at 1.0% above the PIBOR rate            117      3,892

Other borrowings by the Company's foreign subsidiaries                            835      1,031
                                                                             --------     ------

                                                                             $  3,063   $  9,468
                                                                             ========   ========

NOTE F - LONG-TERM DEBT

Borrowings by the Company's foreign subsidiary of $424, due in 2004. The loan may be converted into shares of the Company's foreign subsidiary at approximately $14 per share. Interest is payable quarterly at 7% per annum.


NOTE G - COMMITMENTS

[1]   Leases:

      The Company leases its office and warehouse facilities under operating leases expiring through 2003. Rental expense amounted to $1,255 in 1997, $1,313 in 1996 and $730 in 1995. Minimum future rental payments are as follows:

                  1998                 $   1,283
                  1999                       951
                  2000                       905
                  2001                       905
                  2002                       868
                  Thereafter                 558
                                       ---------

                                       $   5,470
                                       =========

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE G - COMMITMENTS  (CONTINUED)

[2]   License agreements:

      The Company has a number of license agreements for the use of trademark and rights in connection with the manufacture and sale of its products. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

                 1998                  $     710
                 1999                        847
                 2000                        934
                 2001                      1,045
                 2002                      1,185
                 Thereafter                2,980
                                       ---------
                                       $   7,701
                                       =========

NOTE H - SHAREHOLDERS' EQUITY

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

      In 1996, certain minority stockholders exercised their rights to convert approximately $57,000 of their convertible debt into 4,157 shares of capital stock of Inter Parfums, S.A. (70 French francs per share), and in 1997 certain employees exercised stock options further reducing the Company's percentage ownership interest to 76.41% at December 31, 1997.

      In January 1998, Holdings exercised its right to convert the remaining portion of its convertible debt into 318,000 shares of capital stock of Inter Parfums, S.A. at approximately 80 French francs per share. As a result of such issuance, the percentage ownership of Inter Parfums, S.A. was increased from 76.41% to 79.80%.

      The Company's share of the offering or conversion proceeds in excess of the carrying amount of the portion of the Company's investment sold is reflected as a gain in the consolidated income statement. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

  [2] Stock option plans:

      The Company maintains a stock option program for key employees, executives and directors. The plans provide for the granting of both nonqualified and incentive options. Options granted under the plans typically vest immediately and are exercisable for a five year period.

      During 1997, the Company adopted a 1997 Nonemployee Director Stock Option Plan which provides for the issuance of 25,000 shares of common stock.

      The Company applies APB 25 in accounting for its stock option incentive plans and accordingly recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 the Company's net income in 1995, 1996 and 1997 would have been approximately $8.7 million, $5.54 million and $3.91 million, or $0.83 per diluted share, $0.56 per diluted share and $0.42 per diluted share, respectively. The weighted average fair value of the options granted during 1995, 1996 and 1997 are estimated as $1.78, $1.43 and $1.30 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 30%, risk-free interest rates at the date of grant (5.31% in 1995, 5.80% in 1996 and 6.40% in 1997), and an expected life of the option of 2 years.

      A summary of the Company's stock option activity, and related information follows:


                                                                   Year Ended December 31,
                                       -------------------------------------------------------------------------
                                               1997                      1996                     1995
                                       ----------------------  ------------------------   ----------------------
                                                   Weighted-                 Weighted-                Weighted-
                                                    Average                   Average                  Average
                                                   Exercise                  Exercise                  Exercise
                                       Options       Price       Options       Price       Options      Price
                                       ---------   ----------   ----------   ----------   ----------  ----------

Shares under option - beginning of    1,601,449      $ 7.18     1,541,874     $ 7.23      1,280,474     $ 7.05
  year

Options granted                         791,100        5.77       135,875       6.56        313,150       8.06

Options exercised                                                 (18,000)      4.22        (16,500)      6.20

Options cancelled                      (716,749)       7.00       (58,300)      8.07        (35,250)      8.61
                                     ----------      ------    ----------     ------     ----------     ------

Shares under options - end of year    1,675,800      $ 6.59     1,601,449     $ 7.18      1,541,874     $ 7.23
                                     ==========      ======    ==========     ======     ==========     ======

Exercise prices for options outstanding as of December 31, 1997 ranged from $3.84 to $12.00. The weighted-average remaining contractual life of those options is 3 years.

At December 31, 1997 options for 212,774 shares were available for future grant under the plans. In addition, the Company has outstanding options not pursuant to any plan for 1,000 shares which remain outstanding at an exercise price of $12.00.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996


NOTE I - GEOGRAPHIC AREAS

Information on the Company's operations by geographical areas is as follows:


                                                                      Year Ended December 31,
                                                            ---------------------------------------
                                                               1997           1996         1995
                                                            -----------   -----------   -----------
  Net sales:
      United States                                         $ 38,881        $ 52,592     $ 57,382
      Europe                                                  50,953          40,015       38,451
      South America                                            2,042           3,038          693
      Eliminations                                              (414)         (2,364)      (2,857)
                                                            --------        ---------    --------

                                                            $ 91,462        $  93,281    $ 93,669
                                                            ========        =========    ========

  Net income:
      United States                                         $  2,431        $   3,344    $  4,256
      Europe                                                   2,340            1,947       4,619
      South America                                             (343)             217         107
      Eliminations                                                79              150          56
                                                            --------        ---------    --------

                                                            $  4,507        $   5,658    $  9,038
                                                            ========        =========    ========

                                                                      Year Ended December 31,
                                                            ----------------------------------------
                                                                1997           1996           1995
                                                            -----------     -----------   ----------
  Total assets:
      United States                                         $ 44,289        $  48,057    $ 50,767
      Europe                                                  44,975           46,484      44,522
      South America                                              589            2,219         900
      Eliminations                                            (9,571)         (11,175)    (12,188)
                                                            --------        ---------    --------

                                                            $ 80,282        $  85,585    $ 84,001
                                                            ========        =========    ========


United States export sales were approximately $8,500, $7,000 and $6,400 for the years ended December 31, 1997, 1996 and 1995, respectively.



NOTE J - INCOME TAXES

The components of income before income taxes consist of the following:

                                                                      Year Ended December 31,
                                                            ---------------------------------------
                                                                1997           1996         1995
                                                            -----------     ----------    ---------
                U.S. operations                             $  3,850        $   5,565    $  6,802
                Foreign operations                             4,191            3,281       5,483
                Eliminations                                     131              235          95
                                                            --------        ---------    --------

                                                            $  8,172        $   9,081    $ 12,380
                                                            ========        =========    ========

                                     F-13

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE J - INCOME TAXES  (CONTINUED)

The provision for current and deferred income tax expense (benefit) consists of the following:


                                                                               Year Ended December 31,
                                                                         ---------------------------------
                                                                            1997        1996       1995
                                                                         ---------   ---------  ----------
          Current:
            Federal                                                      $    765    $  1,561   $   2,627
            State and local                                                   269         328         618
            Foreign                                                         1,140         100         316
                                                                         --------    --------   ---------

                                                                         $  2,174    $  1,989   $   3,561
                                                                         ========    ========   =========

          Deferred:
            Federal                                                      $    310    $    278   $    (555)
            State and local                                                    76          55        (143)
            Foreign                                                           385         473         325

                                                                         --------    --------   ---------

                                                                         $    771    $    806   $    (373)
                                                                         ========    ========   =========


Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 1997, the deferred tax assets consists of approximately $915 relating to reserves and other expenses which are not currently deductible for tax purposes and approximately $200 relating to available foreign net operating loss carryforwards.

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                                                               Year Ended December 31,
                                                                          -------------------------------
                                                                            1997        1996       1995
                                                                          --------   ---------  ---------
          Statutory rates                                                    34.0%       34.0%      34.0%
          State and local taxes, net of federal benefit                       2.8         2.8        2.5
          Reduction of valuation reserve on deferred tax asset                           (7.2)
          Nontaxable gain on sale of stock of subsidiary                                            (9.2)
          Other                                                              (0.8)        1.2       (1.6)
                                                                            -----      ------      ------

          Effective rates                                                    36.0%       30.8%      25.7%
                                                                            =====      ======      =====

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
(in thousands except share and per share data)
December 31, 1997 and 1996

NOTE K - OTHER MATTERS

[1] In October 1995, the Company discontinued production and sales of the Cutex lip color line. As a result, the Company recorded a nonrecurring charge aggregating $2.2 million, before taxes. This charge represented a writedown of lip product inventory and the effect of potential customer returns or markdowns of lip products expected in 1996.

[2] On March 27, 1997 Chesebrough Ponds, the licensor of the Cutex trademark, entered into an agreement to sell the Cutex trademarks to

       Carson, Inc. At the request of Carson, Inc., the Company agreed to relinquish its Cutex nail and lip product license. In connection with the transaction all of the Company's Cutex inventory was sold and certain liabilities were assumed by Carson, Inc. Both transactions closed simultaneously on April 30, 1997. The Company incurred a pre-tax charge of approximately $1,300,000 in the first quarter of 1997 due to the write-off of intangible assets and other expenses relating to the relinquishment of the Cutex license.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts and Reserves
(in thousands)

----------------------------------------------------------------------------------------------------------------------------
                Column A                Column B                Column C                    Column D            Column E
----------------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                      ------------------------------
                                                           (1)              (2)
                                        Balance       ------------------------------
                                           at                            Charged to                             Balance
                                       Beginning      Charged - to         Other                                   at
                                           of           Costs and        Accounts -       Deductions -           End of
               Description               Period         Expenses          Describe          Describe             Period
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
    Allowances for sales
     returns and doubtful accounts       $2,787           $1,453                         $1,245    (a)         $2,995
                                         ======           ======                         ======                ======

Year ended December 31, 1996:
    Allowances for sales
     returns and doubtful accounts       $4,208           $1,133                         $2,554    (a)         $2,787
                                         ======           ======                         ======                ======

Year ended December 31, 1995:
    Allowances for sales returns
     and doubtful accounts               $2,823           $1,545                         $ 160    (a)          $4,208
                                         ======           ======                         ======                ======

(a)  Write off of bad debts and sales returns.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JEAN PHILIPPE FRAGRANCES, INC.
                        By: /s/ Jean Madar
                            --- ----------
                        Jean Madar, Chief Executive Officer

                        Date: April 9, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                             Date

/s/ Jean Madar                      Chairman of the
--- ----------                      Board of Directors and
Jean Madar                          Chief Executive Officer       April 9, 1998

/s/ Philippe Benacin                Director                      April 9, 1998
--- ----------------
Philippe Benacin

/s/ Russell Greenberg              Chief Financial and
--- -----------------              Accounting Officer and
Russell Greenberg                  Director                      April 9, 1998

/s/ Francois Heilbronn             Director                      April 10, 1998
--- ------------------
Francois Heilbronn

/s/ Joseph A. Caccamo              Director                      April 9, 1998
--- -----------------
Joseph A. Caccamo

/s/ Jean Levy                      Director                      April 8, 1998
--- ---------
Jean Levy

/s/ Robert Bensoussan-Torres       Director                      April 10, 1998
--- ------------------------
Robert Bensoussan-Torres

                              EXHIBIT INDEX

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

         The following documents heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990:


3.1(a)          Certificate of Amendment of the Restated Certificate of
                Incorporation

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

--------
     (1) Filed in excised form.


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

10.63           Inventory Purchase Agreement between Parlux Fragrances, Inc.
                and Jean Desprez, S.A. dated March 12, 1996

11              Statement re: Computation of Earnings Per Share

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

10.65 Asset Repurchase Agreement between Carson, Inc. and Jean Philippe Fragrances, Inc. dated March 27, 1997

11 Statement re: Computation of Earnings Per Share


         The following exhibits are filed herewith:

10.66 Revolving Credit Agreement dated September 24, 1997 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.

10.67 Second Modification of Lease made as of the 30th day of April 1997 between Metropolitan Life Insurance Company as landlord and Jean Philippe Fragrances, Inc. as tenant.

10.68 Amendment I to License Agreement dated September 3, 1997 between Jordache Enterprises, Inc as Licensor and Jean Philippe Fragrances, Inc. as Licensee.

10.69           Exclusive Licence Agreement dated June 20, 1997 between S.T.
                Dupont, S.A. and Inter Parfums (English translation, excised version)

21              Subsidiaries