Form 10-Q
period 1998-03-31
JEAN PHILIPPE FRAGRANCES INC
filed 1998-05-08
CIK 822663

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

At May 4, 1998 there were 8,807,281 shares of common stock, par value $.001 per share, outstanding.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                     INDEX

                                                          Page Number

Part I.   Financial Information

         Item I.  Financial Statements                        1

                    Consolidated Balance
                    Sheets as of March
                    31, 1998 (unaudited)
                    and December 31,
                    1997 (audited)                            2

                    Consolidated
                    Statements of Income
                    for the Three Months
                    Ended March 31, 1998
                    (unaudited) and
                    March 31, 1997
                    (unaudited)                                3

                    Consolidated
                    Statements of Cash
                    Flows for the Three
                    Months Ended March
                    31, 1998 (unaudited)
                    and March 31, 1997
                    (unaudited)                                4

                     Notes to Unaudited Financial
                     Statements                                5

         Item 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                 6

Part II.  Other Information                                   10

Signatures                                                    10

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part I.      Financial Information

Item I.      Financial Statements

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 included in the Company's annual report filed on Form 10-K.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                                                          March 31,              December 31,
                                                                                            1998                     1997
                                                                                   ------------------       -----------------
Current assets:
   Cash and cash equivalents                                                              $18,549,170             $18,721,525
   Accounts receivable, net                                                                25,931,943              26,255,311
   Inventories                                                                             24,393,184              21,707,497
   Receivables, others                                                                      1,346,997                 622,416
   Other                                                                                      561,107                 469,982
   Deferred tax benefit                                                                     1,042,903               1,114,508
                                                                                   ------------------       -----------------

      Total current assets                                                                 71,825,304              68,891,239

Equipment and leasehold improvements, net                                                   2,288,016               2,122,465

Other assets                                                                                1,102,685               1,274,721

Intangible assets, net                                                                      7,626,148               7,993,992
                                                                                   ------------------       -----------------
                                                                                          $82,842,153             $80,282,417
                                                                                   ==================       =================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Loans payable, banks                                                                    $3,633,062              $3,063,393
   Accounts payable                                                                        18,674,135              17,573,570
   Income taxes payable                                                                     4,141,829               3,411,629
                                                                                   ------------------       -----------------

        Total current liabilities                                                          26,449,026              24,048,592
                                                                                   ------------------       -----------------
Long-term debt, less current portion                                                          409,839                 424,349
                                                                                   ------------------       -----------------

Minority interests                                                                          5,665,323               5,615,564
                                                                                   ------------------       -----------------
Shareholders' equity:
   Common stock, $.001 par; authorized
     30,000,000 shares; outstanding 8,807,281 and

     8,862,781 shares at March 31, 1998 and
     December 31, 1997, respectively                                                            8,807                   8,863
   Additional paid-in capital                                                              20,729,692              20,685,873
   Retained earnings                                                                       43,951,882              42,729,807
   Foreign currency translation adjustment                                                (3,108,270)             (2,368,609)
   Treasury stock, at cost, 2,038,703 and
     1,975,703 shares at March 31, 1998 and
     December 31, 1997, repectively                                                      (11,264,146)            (10,862,022)
                                                                                   ------------------       -----------------

                                                                                           50,317,965              50,193,912
                                                                                   ------------------       -----------------

                                                                                          $82,842,153             $80,282,417
                                                                                   ==================       =================

          See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          1998                     1997
                                                                                   ------------------       -----------------
Net sales                                                                                 $20,806,102             $20,969,089

Cost of sales                                                                              10,901,884              10,922,548
                                                                                   ------------------       -----------------

Gross margin                                                                                9,904,218              10,046,541

Selling, general and administrative                                                         7,286,003               8,089,541
Loss on divestiture of license                                                                                      1,300,000
                                                                                   ------------------       -----------------

Income from operations                                                                      2,618,215                 657,000
                                                                                   ------------------       -----------------

Other charges (income):
   Interest                                                                                   121,366                 182,061
   Loss on foreign currency                                                                    43,679                  33,824
   Interest and dividend (income)                                                            (205,180)               (208,452)
   Loss on sale of stock of subsidiary, net                                                    17,564
                                                                                   ------------------       -----------------

                                                                                              (22,571)                   7,43
                                                                                   ------------------       -----------------

Income before income taxes                                                                  2,640,786                 649,567

Income taxes                                                                                1,190,215                 163,622
                                                                                   ------------------       -----------------

Net income before minority interest                                                         1,450,571                 485,945

Minority interest in net income
   of consolidated subsidiary                                                                 228,496                 145,161

Net income                                                                                 $1,222,075                $340,784
                                                                                    =================        ================
Net income per common share:

   Basic                                                                                        $0.14                   $0.04
   Diluted                                                                                      $0.14                   $0.04
                                                                                    =================        ================
Number of common shares outstanding:
   Basic                                                                                    8,825,731               9,602,481
   Diluted                                                                                  9,019,620               9,605,404
                                                                                    =================        ================

See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three months ended
                                                                                                     March 31,
                                                                                          1998                      1997
                                                                                   ------------------       -----------------
Operating activities:
  Net income                                                                           $1,222,075                 $340,784
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                                      299,734                  353,329
       Loss on divestiture of license                                                      17,564                1,300,000
       Minority interest in net income                                                    228,496                  145,161
  Increase (decrease) in cash from changes in:
     Accounts receivable                                                                (241,285)                (179,546)
     Inventories                                                                      (3,157,123)              (2,228,627)
     Other assets                                                                       (704,761)                (603,744)
     Deferred tax benefit                                                                  60,207                 (17,025)
     Accounts payable                                                                   1,582,965                2,170,592
     Income taxes payable                                                                 817,542                  141,962
                                                                                   ------------------       -----------------

            Net cash provided by operating activites                                      125,414                1,422,886
                                                                                   ------------------       -----------------
Investing activities:
     Purchase of equipment and leasehold improvements                                    (330,181)                (482,755)
     Trademark and license acquisitions                                                    (5,542)
                                                                                   ------------------       -----------------

            Net cash (used in) investing activities                                      (335,723)                (482,755)
                                                                                   ------------------       -----------------
Financing activities:
     Increase (decrease) in loan payable, bank                                            660,243                  431,093
     Proceeds from exercise of options and warrants                                        43,827
     Purchase of treasury stock                                                          (402,188)
                                                                                   ------------------       -----------------

            Net cash provided by financing activities                                     301,882                   431,093
                                                                                   ------------------       -----------------

Effect of exchange rate changes on cash                                                  (263,928)                 (566,606)
                                                                                   ------------------       -----------------

Increase (decrease) in cash and cash equivalents                                         (172,355)                  804,618

Cash and cash equivalents at beginning of period                                       18,721,525                20,205,391
                                                                                   ------------------       -----------------

Cash and cash equivalents at end of period                                            $18,549,170               $21,010,009
                                                                                   =================        =================
Supplemental disclosure of cash flows information:

            Cash paid during the period for:
                 Interest                                                                $244,000                  $210,000
                 Income taxes                                                             312,000                   883,000

See notes to financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements

1.       Significant Accounting Policies:

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1997.

2.       Earnings Per Share:

         The Company previously adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects for all periods presented herein. Accordingly, the presentation of per share information includes calculations of basic and diluted income per share. The impact on the per share amounts previously reported was not significant.

         Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

3.       Inventories:

         Inventories consist of the following:
                                                  March 31,       December 31,
                                                    1998              1997
                                                --------------    -------------

         Raw materials and component parts        $10,483,575       $10,566,904
         Finished goods                            13,909,609        11,140,593
                                                --------------    -------------

                                                  $24,393,184       $21,707,497
                                                ==============    =============

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Jean Philippe Fragrances is a leading manufacturer and distributor of fragrances, cosmetics and personal care products, where innovation, diversity and commitment to creating quality products for sale at intelligent prices are achieved.

The Company, produces and distributes, world wide, a variety of fragrance, personal care and cosmetic products including:

         *        Alternative Designer Fragrances and personal care products.

         *        International moderately priced fragrances.

         *        Brand name and licensed fragrances.

         *        Mass market cosmetics.

The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets remains as management's primary long-term focus. Jean Philippe is determined to remain a diversified fragrance and personal care products company. Growth opportunities exist in each of our product lines and management's responsibility is to develop them to achieve competitive superiority and, thereby maximize shareholder value.

         Three Months Ended March 31, 1998 Compared to March 31, 1997

Net sales aggregated $20.8 million in 1998, as compared to $21.0 million in 1997. On April 30, 1997, the Company divested its Cutex nail and lip products license and net sales in 1997 include approximately $3.0 million of Cutex product sales. Excluding such sales, net sales for 1998 increased 16%.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Domestic alternative designer fragrance sales increased 4% and sales generated by the Company's French subsidiaries increased 25% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. At comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 36%. Expanded distribution of the Company's Burberrys fragrance line continues to drive revenue growth.

The Company achieved a 48% gross profit margin in both the 1998 and 1997 periods despite the fact that the 1998 period did not include any sales of higher margin Cutex products. The Company's program of "Product Value Analysis" has more than achieved the goals originally intended. In addition, the rise of the US dollar relative to the French franc continues to benefit Inter Parfums, as much of their exports are sold in US dollars.

Selling, general and administrative expenses decreased $0.8 million to $7.3 million in 1998 as compared to $8.1 million in 1997 and represented 35% of sales in 1998 as compared to 39% of sales in 1997. In connection with the

April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex license, the Company reduced its domestic work force by approximately 20%. As a result of both the work force reduction and the divestiture of the Cutex license, domestic selling, general and administrative expenses declined to $2.9 million or 36% of sales in 1998 as compared to $4.1 million or 39% of sales in 1997.

In the first quarter of 1997, the Company took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. Management is confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

Interest expense decreased to $0.1 million for the three months ended March 31, 1998, as compared to $0.2 million for the three months ended March 31, 1997. The Company uses its available credit lines, as needed, to finance its working capital needs. Positive cash flow has enabled the Company to reduce its overall borrowing requirements.

As a result of better than expected gross margins and reductions in selling and general administrative expenses, income before income taxes increased to $2.6 million or 12.7% of net sales for the three months ended March 31, 1998, as compared to $1.9 million or 9.3% of net sales for the corresponding period of the prior year (adjusted to eliminate the effect of the 1997 $1.3 million nonrecurring charge referred to above.)

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Company's effective income tax rate increased to 45% in 1998 as compared to 25% in 1997. The 1997 period benefitted from reductions of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carry forwards. No such benefit was available for the 1998 period. In addition, corporate income tax rates in France have increased from 36% to approximately 43% over the last two years.

Net income increased to $1.2 million or $0.14 per diluted share for the three months ended March 31, 1998, as compared to $0.3 million or $0.04 per diluted share for the three months ended March 31, 1997. Results for 1997 include a nonrecurring charge of $800,000, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $1.1 million or $0.12 per diluted share for the three months ended March 31, 1997.

The weighted average shares outstanding were 8.8 million in 1998 and 9.6 million in 1997, and on a diluted basis, average shares outstanding were 9.0 million in 1998 and 9.6 million in 1997. Such decline is the result of the Company's ongoing stock buyback program.

         Liquidity and Capital Resources


The Company's financial position continues to show solid strength as a result of profitable operating results and positive cash flow. At March 31, 1998, working capital aggregated $45.4 million and the Company had cash and cash equivalents on hand of $18.5 million. The Company's net book value was $5.71 per share as of March 31, 1998.

The 1995 initial public offering in France of approximately 21% of the common stock of the Company's subsidiary, Inter Parfums, has proven to be extremely successful. In addition to the strength such stock sale provided to the financial position of Inter Parfums, the proceeds of the offering have enabled Inter Parfums to control its growth and invest for the future without incurring any significant increase in debt. Long-term debt of Inter Parfums stood at $0.4 million as of March 31, 1998.

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

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

During the quarter ended March 31, 1998, the Company continued repurchasing its common stock pursuant to an authorized repurchase plan aggregating 2 million shares. As of March 31, 1998, 1,552,505 shares of common stock have been purchased at an average price per share of $7.28.

The Company's short-term financing requirements are expected to be met by available cash at March 31, 1998, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1998 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

Internally generated cash provided by operating activities was $0.1 million for the three months ended March 31, 1998 as compared to $1.4 million for the three months ended March 31, 1997. A buildup of inventory during the three months ended March 31, 1998 required the use of cash from operating activities. Cash from operating activities is expected to be the Company's primary source of funds to finance future operating needs and investments in new ventures.

Cash provided by operating activities is also expected to finance the Company's stock repurchase program. During 1998, 63,000 shares of common stock were purchased by the Company at a cost of $0.4 million.


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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the three months ended March 31, 1998.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part II.  Other Information

          Items 1, 2, 3, 4, 5 and 6 are omitted as they are either not applicable or have been included in Part I.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 1998.

                                                  JEAN PHILIPPE FRAGRANCES, INC.

                                            By: /s/ Russell Greenberg
                                                ---------------------------
                                                Russell Greenberg,
                                                Executive Vice President and
                                                Chief Financial Officer