Form 10-Q
period 1998-06-30
JEAN PHILIPPE FRAGRANCES INC
filed 1998-08-12
CIK 822663

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

                                      OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to
         ________.

                          Commission File No. 0-16469
                                              -------

                        JEAN PHILIPPE FRAGRANCES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                          13-3275609
         --------                                          ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


            551 Fifth Avenue, New York, New York            10176
          ------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

Registrants telephone number, including area code:    (212) 983-2640.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                  ---   ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At August 10, 1998 there were 8,765,081 shares of common stock, par value $.001 per share, outstanding.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                  Page Number

Part I.   Financial Information

          Item I.  Financial Statements                                1

                   Consolidated Balance Sheets as
                   of June 30, 1998 (unaudited)
                   and December 31, 1997 (audited)                     2

                   Consolidated Statements of
                   Income for the Three Month and
                   Six Month Periods Ended
                   June 30, 1998 (unaudited) and
                   June 30, 1997 (unaudited)                           3

                   Consolidated Statements of
                   Cash Flows for the Six
                   Month Periods Ended
                   June 30, 1998 (unaudited) and
                   June 30, 1997 (unaudited)                           4

                   Notes to Unaudited Financial
                   Statements                                          5

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                           6

Part II.  Other Information                                           11


Signatures                                                            11

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

         The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     1998                1997
                                                                                 ------------        ------------
                                    ASSETS

Current assets:
        Cash and cash equivalents                                                $ 19,205,301        $ 18,721,525
        Accounts receivable, net                                                   29,371,358          26,255,311
        Inventories                                                                24,436,358          21,707,497
        Receivables, other                                                            578,329             622,416
        Other                                                                         702,782             469,982
        Deferred tax benefit                                                        1,287,164           1,114,508
                                                                                 ------------        ------------

             Total current assets                                                  75,581,292          68,891,239

Equipment and leasehold improvements, net                                           2,538,201           2,122,465

Other assets                                                                        1,026,565           1,274,721

Intangible assets, net                                                              7,576,927           7,993,992
                                                                                 ------------        ------------

                                                                                 $ 86,722,985        $ 80,282,417
                                                                                 ============        ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Loans payable, banks                                                     $  6,822,551        $  3,063,393
        Accounts payable                                                           18,359,534          17,573,570
        Income taxes payable                                                        3,373,026           3,411,629
                                                                                 ------------        ------------

             Total current liabilities                                             28,555,111          24,048,592
                                                                                 ------------        ------------

Long-term debt, less current portion                                                  283,423             424,349
                                                                                 ------------        ------------

Minority interests                                                                  6,260,107           5,615,564
                                                                                 ------------        ------------

Shareholders' equity:
        Common stock, $.001 par; authorized
            30,000,000 shares; outstanding 8,765,081
            and 8,862,781 shares at June 30, 1998 and
            December 31, 1997, respectively                                             8,765               8,863
        Additional paid-in capital                                                 20,729,692          20,685,873
        Retained earnings                                                          45,109,908          42,729,807
        Foreign currency translation adjustment                                    (2,574,674)         (2,368,609)
        Treasury stock, at cost, 2,080,903 and
            1,975,703 shares at June 30, 1998 and
            December 31, 1997, respectively                                       (11,649,347)        (10,862,022)
                                                                                 ------------        ------------

                                                                                   51,624,344          50,193,912
                                                                                 ------------        ------------

                                                                                 $ 86,722,985        $ 80,282,417
                                                                                 ============        ============

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended                       Six Months Ended
                                                                   June 30,                                June 30,
                                                           1998                1997                1998                1997
                                                       ------------        ------------        ------------        ------------

Net sales                                              $ 24,093,204        $ 21,847,174        $ 44,899,306        $ 42,816,263

Cost of sales                                            12,840,178          11,596,403          23,742,062          22,518,951
                                                       ------------        ------------        ------------        ------------

Gross margin                                             11,253,026          10,250,771          21,157,244          20,297,312

Selling, general and administrative                       9,103,503           8,366,747          16,389,506          16,456,288
Loss on relinquishment of license                                                                                     1,300,000
                                                       ------------        ------------        ------------        ------------

Income from operations                                    2,149,523           1,884,024           4,767,738           2,541,024
                                                       ------------        ------------        ------------        ------------

Other charges (income):
      Interest                                              115,890             152,027             237,256             334,088
      Loss on foreign currency                               53,248              27,599              96,927              61,423
      Interest and dividend (income)                       (220,983)           (138,082)           (426,163)           (346,534)
      (Gain) on sale of stock of subsidiary, net             18,274                                  35,838
                                                       ------------        ------------        ------------        ------------

                                                            (33,571)             41,544             (56,142)             48,977
                                                       ------------        ------------        ------------        ------------

Income before income taxes                                2,183,094           1,842,480           4,823,880           2,492,047

Income taxes                                                785,191             561,613           1,975,406             725,235
                                                       ------------        ------------        ------------        ------------

Net income before minority interest                       1,397,903           1,280,867           2,848,474           1,766,812

Minority interest in net income
      of consolidated subsidiary                            239,877             175,262             468,373             320,423
                                                       ------------        ------------        ------------        ------------

Net income                                             $  1,158,026        $  1,105,605        $  2,380,101        $  1,446,389
                                                       ============        ============        ============        ============

Net income per common share:
      Basic                                            $       0.13        $       0.12        $       0.27        $       0.15
      Diluted                                          $       0.13        $       0.12        $       0.26        $       0.15
                                                       ============        ============        ============        ============


Number of common shares outstanding:
      Basic                                               8,799,927           9,525,386           8,815,204           9,563,934
      Diluted                                             9,151,554           9,545,285           9,087,962           9,575,345
                                                       ============        ============        ============        ============

See notes to financial statements.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six months ended
                                                                                         June 30,
                                                                                 1998                1997
                                                                             ------------        ------------

Operating activities:
         Net income                                                          $  2,380,101        $  1,446,389
         Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
              Depreciation and amortization                                       655,437             633,381
              Loss on divestiture of license                                                        1,200,731
              Gain on sale of stock of subsidiary                                  35,838
              Minority interest in net income                                     468,373             320,423
         Increase (decrease) in cash from changes in:
            Accounts receivable                                                (3,211,206)         (2,235,228)
            Inventories                                                        (2,843,265)         (3,046,892)
            Other assets                                                           44,471             130,040
            Deferred tax benefit                                                 (625,477)            145,707
            Accounts payable                                                      914,565           5,267,201
            Income taxes payable                                                  431,500             229,842
                                                                             ------------        ------------

                   Net cash provided by (used in) operating activites          (1,749,663)          4,091,594
                                                                             ------------        ------------

Investing activities:
         Purchase of equipment and leasehold improvements                        (764,115)           (487,001)
         Trademark and license acquisitions                                       (18,020)         (1,010,700)
         Proceeds from sale of equipment                                                               50,000
                                                                             ------------        ------------

                   Net cash (used in) investing activities                       (782,135)         (1,447,701)
                                                                             ------------        ------------

Financing activities:
         Increase (decrease) in loan payable, bank                              3,778,406            (639,789)
         Proceeds from sale of stock of subsidiary                                 58,134
         Proceeds from exercise of options and warrants                            43,827
         Purchase of treasury stock                                              (787,431)           (641,491)
                                                                             ------------        ------------

                   Net cash provided by (used in) financing activities          3,092,936          (1,281,280)
                                                                             ------------        ------------

Effect of exchange rate changes on cash                                           (77,362)           (842,476)
                                                                             ------------        ------------

Increase in cash and cash equivalents                                             483,776             520,137

Cash and cash equivalents at beginning of period                               18,721,525          20,205,391
                                                                             ------------        ------------

Cash and cash equivalents at end of period                                   $ 19,205,301        $ 20,725,528
                                                                             ============        ============


Supplemental disclosure of cash flows information:

         Cash paid during the period for:
              Interest                                                       $    853,192        $    329,000
              Income taxes                                                        954,339             350,000

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


3.       Inventories:

         Inventories consist of the following:

                                                   June 30,       December 31,
                                                     1998             1997
                                                 -----------      -----------

         Raw materials and component parts       $10,286,465      $10,566,904
         Finished goods                           14,149,893       11,140,593
                                                 -----------      -----------
                                                 $24,436,358      $21,707,497
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

         *        Brand name and licensed fragrances.

         *        Mass market cosmetics.

The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets remains as management's primary long-term focus. Jean Philippe is determined to remain a diversified fragrance and personal care products company. Growth opportunities exist in each of our product lines and management's goal is to develop them to achieve competitive superiority and, thereby maximize shareholder value.


         Three and Six Months Ended June 30, 1998 Compared to the
         Three and Six Months Ended June 30, 1997


Net sales for the three months ended June 30, 1998 increased 10% to $24.1 million, as compared to $21.8 million for the corresponding period of the prior year. Net sales for the six months ended June 30, 1998 increased 5% to $44.9 million, as compared to $42.8 million for the corresponding period of the prior year. On April 30, 1997, the Company divested its Cutex nail and lip products license and net sales for the three and six month periods ended June 30, 1997 include $0.3 and $3.3 million, respectively, of Cutex product sales. Excluding such sales, net sales for the three and six months ended June 30, 1998 increased 12% and 13%, respectively.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Excluding the effect of Cutex product sales, net sales generated by the Company's domestic operations decreased 4% for the three months ended June 30, 1998 and were unchanged for the six months ended June 30, 1998, as compared to the corresponding periods of the prior year. The overall market for alternative designer fragrances has become extremely competitive and very price sensitive. Although no further selling price reductions are anticipated, customers are reducing their overall inventory levels. This trend is expected to continue into the third quarter of 1998 and is affecting the entire industry. To combat the negative impact of this industry trend, the Company is in the process of developing a line of moderately priced fragrances which are not Alternative Designer Fragrances. Utilizing prestige and upscale concepts in bottle design and packaging, the Company is creating a line of unique and high quality fragrances to be sold domestically and internationally in existing and new distribution channels at mass market prices. The Company believes that this new concept of moderately priced fragrances will not affect its other core fragrance businesses. The expected launch date is set for the fourth quarter of 1998.

Sales generated by the Company's French subsidiaries increased 22% for the three months ended June 30, 1998 and 23% for the six months ended June 30, 1998, as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, sales by the Company's French subsidiaries increased 27% and 31% for the three and six month periods ended June 30, 1998, respectively. The increase in sales is primarily the result of expanded distribution of the Company's Burberrys fragrance line as well as the introduction of "I Love You" by Molyneux.

The Company achieved a 47% gross profit margin in both the three and six month periods ended June 30, 1998 as compared to a consistent 47% margin for the corresponding periods of the prior year. This gross profit margin was sustained despite the fact that the 1998 periods did not include any sales of higher margin Cutex products. The Company's program of "Product Value Analysis" has more than achieved its original cost reduction goals.

Selling, general and administrative expenses increased to $9.1 million for the three months ended June 30, 1998, as compared to $8.4 million for the corresponding period of the prior year and aggregated 38% of sales for both periods. Selling, general and administrative expenses decreased to $16.4 million or 36% of sales for the six months ended June 30, 1998, as compared to $16.5 million or 38% of sales for the corresponding period of the prior year.

In support of the tremendous success of the Burberrys fragrance line, Inter Parfums has significantly increased its spending on advertising and media. For the three and six month periods ended June 30, 1998, such expenditures aggregated $1.3 million and $1.9 million, respectively.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

In connection with the April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex license, the Company reduced its domestic work force by approximately 20%. As a result of both the work force reduction and the divestiture of the Cutex license, domestic selling, general and administrative expenses declined to $5.8 million or 36% of sales in for the six months ended June 30, 1998 as compared to $7.2 million or 37% of sales for the corresponding period of the prior year.

In the first quarter of 1997, the Company took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. Management is confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

Interest expense declined to $0.1 million and $0.2 million for the three and six month periods ended June 30, 1998, respectively, as compared to $0.2 million and $0.3 million for the three and six month periods ended June 30, 1997. The Company uses its available credit lines, as needed, to finance its working capital needs.

Despite increased advertising and media expenditures with respect to our Burberrys fragrance line, income before income taxes and minority interest increased to 9.0% and 10.7% of net sales for the three and six month periods ended June 30, 1998, respectively, as compared to 8.4% and 8.9% of net sales for the corresponding periods of the prior year (adjusted to eliminate the effect of the 1997 $1.3 million nonrecurring charge referred to above.)

The Company's effective income tax rate was 36% and 41% for the three and six month periods ended June 30, 1998, respectively, as compared to 30% and 29% for the corresponding periods of the prior year. The 1997 periods benefitted from reductions of valuation reserves on deferred tax assets relating to the utilization of net operating loss carry forwards. No such benefit was available for the 1998 periods. In addition, corporate income tax rates in France have increased from 36% to approximately 43% over the last two years.

Net income increased to $1.2 million or $0.13 per diluted share for the three months ended June 30, 1998, as compared to $1.1 million or $0.12 per diluted share for the corresponding period of the prior year.

Net income increased to $2.4 million or $0.26 per diluted share for the six months ended June 30, 1998, as compared to $1.4 million or $0.15 per diluted share for the corresponding period of the prior year. Results for the six months ended June 30, 1997 include a nonrecurring charge of $800,000, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $2.2 million or $0.23 per diluted share for the six months ended June 30, 1997.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The weighted average shares outstanding were 8.8 million for both the three and six month periods ended June 30, 1998, as compared to 9.5 million and 9.6 million for the three and six month periods ended June 30, 1997, respectively. On a diluted basis, average shares outstanding were 9.2 million and 9.1 million for the three and six month periods ended June 30, 1998, respectively, as compared to 9.5 million and 9.6 million for the corresponding periods of the prior year. Such decline is the result of the Company's ongoing stock buyback program.



         Liquidity and Capital Resources

The Company's financial position remains very strong. At June 30, 1998, working capital aggregated $47 million and the Company had cash and cash equivalents on hand of $19 million. The Company's net book value was $5.89 per share as of June 30, 1998.

The 1995 initial public offering in France of approximately 21% of the common stock of the Company's subsidiary, Inter Parfums, has proven to be extremely successful. In addition to the strength such stock sale provided to the financial position of Inter Parfums, the proceeds of the offering have enabled Inter Parfums to control its growth and invest for the future without incurring any significant increase in debt. Long-term debt of Inter Parfums stood at $0.3 million as of June 30, 1998.

As a result of the successful operating results of Inter Parfums and the significant increase in its stock price, in January 1998, the Company exercised its rights to convert the remaining portion of its convertible debt, approximately $4.4 million, into 318,326 additional shares of Inter Parfums bringing the total shares outstanding to 2,209,000. The conversion price was approximately $14 per share while Inter Parfums stock is presently trading at approximately $36 per share. The effect of this conversion increases the Company's ownership percentage from 76.4% to 79.3%.

During the six month period ended June 30, 1998, the Company continued repurchasing its common stock pursuant to an authorized repurchase plan aggregating 2 million shares. As of June 30, 1998, 1,592,705 shares of common stock have been purchased at an average price per share of $7.30.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Company's short-term financing requirements are expected to be met by available cash at June 30, 1998, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1998 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

A buildup of inventory, in preparation of the third quarter selling season, along with an increase in accounts receivable required a use of cash from operating activities for the six months ended June 30, 1998.

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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the six months ended June 30, 1998.

                JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Part II. Other Information

         Items 1, 2, 3, 4, 5 and 6 are omitted as they are either not applicable or have been included in Part I.





                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 1998.



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