Form 10-Q
period 1998-09-30
JEAN PHILIPPE FRAGRANCES INC
filed 1998-11-13
CIK 822663

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                     OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to
     __________.

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

                 551 Fifth Avenue, New York, New York 10176
       --------------------------------------------------------------
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

At November 9, 1998 there were 8,469,281 shares of common stock, par value $.001 per share, outstanding.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


                                    INDEX

                                                             Page Number

Part I. Financial Information

         Item 1.      Financial Statements                         1

                      Consolidated Balance Sheets as
                      of September 30, 1998 (unaudited)
                      and December 31, 1997 (audited)              2

                      Consolidated Statements of
                      Income for the Three Month and
                      Nine Month Periods Ended
                      September 30, 1998 (unaudited) and
                      September 30, 1997 (unaudited)               3

                      Consolidated Statements of
                      Cash Flows for the Nine
                      Month Periods Ended
                      September 30, 1998 (unaudited) and
                      September 30, 1997 (unaudited)               4

                      Notes to Unaudited Financial
                      Statements                                   5

         Item 2.      Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                    6

Part II. Other Information

         Item 4.      Submission of Matters to a Vote of
                      Security Holders                            12

         Item 6.      Exhibits and Reports on Form 8-K            13

Signatures                                                        13

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part I.     Financial Information

Item 1.     Financial Statements

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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS



                                                               September 30,      December 31,
                                                                   1998               1997
                                                               ------------       ------------

Current assets:
        Cash and cash equivalents                              $ 18,614,527       $ 18,721,525
        Accounts receivable, net                                 32,076,038         26,255,311
        Inventories                                              24,100,997         21,707,497
        Receivables, other                                          884,288            622,416
        Other                                                       432,279            469,982
        Deferred tax benefit                                      1,423,488          1,114,508
                                                               ------------       ------------

             Total current assets                                77,531,617         68,891,239

Equipment and leasehold improvements, net                         2,848,394          2,122,465

Other assets                                                      1,101,114          1,274,721

Intangible assets, net                                            7,877,601          7,993,992
                                                               ------------       ------------

                                                               $ 89,358,726       $ 80,282,417
                                                               ============       ============


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Loans payable, banks                                   $  6,629,004       $  3,063,393
        Accounts payable                                         18,323,174         17,573,570
        Income taxes payable                                      4,114,867          3,411,629
                                                               ------------       ------------

             Total current liabilities                           29,067,045         24,048,592
                                                               ------------       ------------

Long-term debt, less current portion                                304,982            424,349
                                                               ------------       ------------

Minority interests                                                6,984,342          5,615,564
                                                               ------------       ------------

Shareholders' equity:
        Common stock, $.001 par; authorized
           30,000,000 shares; outstanding 8,549,081
           and 8,862,781 shares at September 30, 1998 and
           December 31, 1997, respectively                            8,549              8,863
        Additional paid-in capital                               20,729,692         20,685,873
        Retained earnings                                        46,182,055         42,729,807
        Foreign currency translation adjustment                    (795,523)        (2,368,609)
        Treasury stock, at cost, 2,296,903 and
            1,975,703 shares at September 30, 1998 and
            December 31, 1997, respectively                     (13,122,416)       (10,862,022)
                                                               ------------       ------------

                                                                 53,002,357         50,193,912
                                                               ------------       ------------

                                                               $ 89,358,726       $ 80,282,417
                                                               ============       ============


See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                      1998             1997             1998             1997
                                                  ------------     ------------     ------------     ------------


Net sales                                         $ 22,504,625     $ 24,464,337     $ 67,403,931     $ 67,280,600

Cost of sales                                       12,420,087       14,199,642       36,162,149       36,718,593
                                                  ------------     ------------     ------------     ------------

Gross margin                                        10,084,538       10,264,695       31,241,782       30,562,007

Selling, general and administrative                  8,029,956        7,012,297       24,419,462       23,468,585
Loss on divestiture of license                                                                          1,300,000
                                                  ------------     ------------     ------------     ------------

Income from operations                               2,054,582        3,252,398        6,822,320        5,793,422
                                                  ------------     ------------     ------------     ------------

Other charges (income):
      Interest                                         113,474          190,608          350,730          524,696
      Loss on foreign currency                          13,980          252,232          110,907          313,655
      Interest and dividend (income)                  (157,100)        (180,105)        (583,263)        (526,639)
      Loss on sale of stock of subsidiary, net             281                            36,119
                                                  ------------     ------------     ------------     ------------

                                                       (29,365)         262,735          (85,507)         311,712
                                                  ------------     ------------     ------------     ------------

Income before income taxes                           2,083,947        2,989,663        6,907,827        5,481,710

Income taxes                                           776,112        1,112,551        2,751,518        1,837,786
                                                  ------------     ------------     ------------     ------------

Net income before minority interest                  1,307,835        1,877,112        4,156,309        3,643,924

Minority interest in net income
      of consolidated subsidiary                       235,688          242,228          704,061          562,651
                                                  ------------     ------------     ------------     ------------

Net income                                        $  1,072,147     $  1,634,884     $  3,452,248     $  3,081,273
                                                  ============     ============     ============     ============

Net income per common share:
      Basic                                       $       0.12     $       0.18     $       0.39     $       0.33
      Diluted                                     $       0.12     $       0.18     $       0.38     $       0.33
                                                  ============     ============     ============     ============


Number of common shares outstanding:
      Basic                                          8,724,076        9,142,955        8,784,828        9,423,607
      Diluted                                        8,946,954        9,283,661        9,040,959        9,478,117
                                                  ============     ============     ============     ============



See notes to financial statements.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine months ended
                                                                                     September 30,
                                                                                1998               1997
                                                                            ------------       ------------


Operating activities:
         Net income                                                         $  3,452,248       $  3,081,273
         Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
              Depreciation and amortization                                      984,351            923,709
              Loss on divestiture of license                                                        854,728
              Loss on sale of stock of subsidiary                                 36,119
              Minority interest in net income                                    704,061            562,651
         Increase (decrease) in cash from changes in:
            Accounts receivable                                               (4,157,911)        (6,093,310)
            Inventories                                                       (1,416,995)          (578,320)
            Other assets                                                          52,568           (181,689)
            Deferred tax benefit                                                (244,005)           146,081
            Accounts payable                                                    (339,640)         2,642,234
            Income taxes payable                                                 477,348          1,250,028
                                                                            ------------       ------------

                   Net cash provided by (used in) operating activites           (451,856)         2,607,385
                                                                            ------------       ------------

Investing activities:
         Purchase of equipment and leasehold improvements                     (1,164,001)          (619,827)
         Trademark and license acquisitions                                      (22,788)        (1,003,235)
         Proceeds from sale of equipment                                                             50,000
                                                                            ------------       ------------

                   Net cash (used in) investing activities                    (1,186,789)        (1,573,062)
                                                                            ------------       ------------

Financing activities:
         Increase in loan payable, bank                                        3,167,976          1,774,573
         Proceeds from sale of stock of subsidiary                                58,589
         Proceeds from exercise of options and warrants                           43,827
         Purchase of treasury stock                                           (2,260,716)        (4,224,321)
                                                                            ------------       ------------

                   Net cash provided by (used in) financing activities         1,009,676         (2,449,748)
                                                                            ------------       ------------

Effect of exchange rate changes on cash                                          521,971           (938,171)
                                                                            ------------       ------------

(Decrease) in cash and cash equivalents                                         (106,998)        (2,353,596)

Cash and cash equivalents at beginning of period                              18,721,525         20,205,391
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $ 18,614,527       $ 17,851,795
                                                                            ============       ============


Supplemental disclosure of cash flows information:

         Cash paid during the period for:
              Interest                                                      $    360,000       $    570,000
              Income taxes                                                     1,909,000            563,000



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

3.   Inventories:

     Inventories consist of the following:


                                               September 30,       December 31,
                                                  1998                 1997
                                               -----------         -----------
     Raw materials and component parts         $ 9,500,475         $10,566,904
     Finished goods                             14,600,522          11,140,593
                                               -----------         -----------

                                               $24,100,997         $21,707,497
                                               ===========         ===========

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

Jean Philippe Fragrances, Inc. together with its French subsidiary, Groupe Inter Parfums, are manufacturers and distributors of fragrances, cosmetics and personal care products. The Company's dedication to innovation and diversity, and its commitment to creating quality products are the catalysts behind new product introductions and product line expansion.

The Company, produces and distributes, world wide, a variety of fragrance, personal care and cosmetic products including:

        *   Alternative Designer Fragrances and personal care products.

        *   International moderately priced fragrances.

        *   Brand name and licensed fragrances.

        *   Mass market cosmetics.

The Company's business strategy of building core volume and profitability, developing products in new categories, exploring strategic acquisition opportunities, and pursuing expansion in international markets remains as management's primary long-term focus. The Company is determined to remain a diversified fragrance and personal care products company. Growth opportunities exist in each of the Company's product lines and management's goal is to develop them to achieve competitive superiority and, thereby maximize shareholder value.

          Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997

Net sales for the three months ended September 30, 1998 was $22.5 million, as compared to $24.5 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 1998 was $67.4 million, as compared to $67.3 million for the corresponding period of the prior year. On April 30, 1997, the Company divested its Cutex nail and lip products license and net sales for the nine months ended September 30, 1997 includes $3.3 million of Cutex product sales.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Excluding the effect of Cutex product sales, net sales generated by the Company's domestic operations decreased 33% for the three months ended September 30, 1998 and 14% for the nine months ended September 30, 1998, as compared to the corresponding periods of the prior year. The primary factor contributing to this decline is a result of the economic turmoil in Russia. For the three months ended September 30, 1998, the Company had no net sales from Russian Territories, as compared to net sales of approximately $3.5 million for the three months ended September 30, 1997. Excluding such sales the decline was only 3% for the three months ended September 30, 1998. Further, no assurances can be given that the economic turmoil will abate in the foreseeable future, and thus management is uncertain as to whether the Russian market will again become viable in the near future. However, the Company does not have any material exposure with respect to accounts receivable from its Russian Territory customers.

In addition, the overall market for Alternative Designer Fragrances has become extremely competitive, very price sensitive and customers are reducing their overall inventory levels. This trend is expected to continue into the fourth quarter of 1998 and is affecting the entire industry. In an attempt to combat the negative impact of this industry-wide trend, the Company is in the process of developing a line of moderately priced fragrances which are not Alternative Designer Fragrances. Utilizing prestige and upscale concepts in bottle design and packaging, the Company is creating a line of unique and high quality fragrances to be sold domestically and internationally, in existing and new distribution channels, at mass market prices. Although management of the Company believes that this new concept of moderately priced fragrances will not affect its other core fragrance businesses, no assurances can be given the new line will be successful. The Company expects to launch its new line in December 1998.

A third factor contributing to the sales decline was the inability of Jean Philippe do Brasil, Ltda., a wholly-owned limited liability company ("Jean Philippe Brasil"), to effectively penetrate the Brazilian marketplace. As previously reported, sales generated by the Company's Brazilian subsidiary, Jean Philippe Brasil, were $2.0 million in 1997 as compared to $3.0 million in 1996, and this trend has continued for the nine months ended September 30, 1998, with net sales decreasing to $0.6 million from $1.0 million for the nine months ended September 30, 1997. Management believes such decline reflected the Brazilian consumers' fear of a possible currency devaluation brought on by the Asian crisis. In addition, as previously reported, Jean Philippe Brasil underwent an organizational change during 1997, whereby it terminated its contract with its exclusive sales representative. However, Jean Philippe Brasil was not able to effectively penetrate the Brazilian marketplace as a direct seller.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

In view of the less than optimistic Brazilian consumer confidence level, heavily regulated Brazilian environment, and the inability, to date, to increase sales in Brazil to an acceptable level, the Company has determined it is in its best interest to close its Jean Philippe Brasil subsidiary. Such closing is not expected to have a material adverse effect on the Company's results from operations. In addition, the Company has entered into a distribution agreement with a well known Brazilian fragrance distributor and such agreement included the purchase of all existing inventory.

Sales generated by the Company's French subsidiary, Groupe Inter Parfums, continued to post strong sales growth with an increase of 14% for the three months ended September 30, 1998 and 20% for the nine months ended September 30, 1998, as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, sales by Groupe Inter Parfums increased 11% and 24% for the three and nine month periods ended September
30, 1998, respectively. Such increase is primarily the result of expanded distribution of the Burberrys fragrance line as well Groupe Inter Parfums introduction of "I Love You" by Molyneux. Sales growth by Groupe Inter Parfums is expected to continue at the rate of approximately 12% to 15% in the fourth quarter as they continue the launch of their new S.T. Dupont fragrance line during the fourth quarter of 1998.

Gross profit margins increased to 45% and 46% of net sales for the three and nine month periods ended September 30, 1998, respectively, as compared to 42% and 45% for the three and nine month periods ended September 30, 1997, respectively. The Company's program of "Product Value Analysis" has allowed the Company to better its original target of a 44% to 45% gross profit margin. These cost saving techniques are also utilized in all new product introductions. In addition, the nine month period ended September 30, 1997 includes approximately $3.3 million of net sales of higher margin Cutex brand products.

Selling, general and administrative expenses were $8.0 million for the three months ended September 30, 1998, as compared to $7.0 million for the corresponding period of the prior year and aggregated 36% and 29% of net sales for the three and nine month periods, respectively. Selling, general and administrative expenses were $24.4 million or 36% of net sales for the nine months ended September 30, 1998, as compared to $23.5 million or 35% of net sales for the corresponding period of the prior year.

In support of the tremendous success of the Burberrys fragrance line, Groupe Inter Parfums continues to spend heavily on advertising and media. For the three and nine month periods ended September 30, 1998, such expenditures aggregated $1.0 million and $2.8 million, respectively.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

In connection with the April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex license, the Company reduced its domestic work force by approximately 20%. As a result of both the work force reduction and the divestiture of the Cutex license, domestic selling, general and administrative expenses declined to $8.7 million for the nine months ended September 30, 1998 as compared to $10.3 million for the corresponding period of the prior year. However, as a result of the decline in domestic net sales, discussed above, such expenses increased as a percentage of net sales to 36% in 1998, as compared to 33% in 1997.

In the first quarter of 1997, the Company took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. Management is confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

Interest expense declined to $0.1 million and $0.4 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $0.2 million and $0.5 million for the three and nine month periods ended September 30, 1997. The Company uses its available credit lines, as needed, to finance its working capital needs.

The Company's effective income tax rate was 37% and 40% for the three and nine month periods ended September 30, 1998, respectively, as compared to 37% and 34% for the corresponding periods of the prior year. The effective tax rate for the three months ended September 30, 1998 reflects the tax benefit to be realized as a result of the Company's decision to close its Brazilian subsidiary. The 1997 periods benefitted from reductions of valuation reserves on deferred tax assets relating to the utilization of net operating loss carry forwards. No such benefit was available for the 1998 periods. In addition, corporate income tax rates in France have increased from 36% to approximately 43% over the last two years.

Net income was to $1.1 million or $0.12 per diluted share for the three months ended September 30, 1998, as compared to $1.6 million or $0.18 per diluted share for the corresponding period of the prior year.

Net income was $3.5 million or $0.38 per diluted share for the nine months ended September 30, 1998, as compared to $3.1 million or $0.33 per diluted share for the corresponding period of the prior year. Results for the nine months ended September 30, 1997 include a nonrecurring charge of $800,000, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $3.9 million or $0.41 per diluted share for the nine months ended September 30, 1997.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The weighted average shares outstanding were 8.7 million and 8.8 million for the three and nine month periods ended September 30, 1998, as compared to
9.1 million and 9.4 million for the three and nine month periods ended September 30, 1997, respectively. On a diluted basis, average shares outstanding were 8.9 million and 9.0 million for the three and nine month periods ended September 30, 1998, respectively, as compared to 9.3 million and 9.5 million for the corresponding periods of the prior year. Such decline is the result of the Company's ongoing stock repurchase program.

     Liquidity and Capital Resources

As a result of continued profitable operating results, the Company's financial position remains very strong. At September 30, 1998, working capital aggregated $48 million and the Company had cash and cash equivalents on hand of $19 million. Net book value aggregated $6.20 per outstanding share as of September 30, 1998.

The 1995 initial public offering in France of approximately 21% of the common stock of the Groupe Inter Parfums, has proven to be extremely successful. In addition to the strength such stock sale provided to the financial position of Groupe Inter Parfums, the proceeds of the offering have enabled Groupe Inter Parfums to control its growth and invest for the future without incurring any significant increase in debt. Long-term debt of Groupe Inter Parfums stood at $0.3 million as of September 30, 1998.

As a result of continued growth in both sales and earnings of Groupe Inter Parfums, in January 1998, the Company exercised its rights to convert the remaining portion of its convertible debt, approximately $4.4 million, into 318,326 additional shares of Groupe Inter Parfums bringing the total shares outstanding to 2,209,000. The conversion price was approximately $14 per share while Groupe Inter Parfums stock is presently trading at approximately $30 per share. The effect of this conversion increases the Company's ownership percentage from 76.4% to 79.3%.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

The Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock, bringing the total shares authorized to be repurchased under the current repurchase program to 2.5 million shares. Shares of Jean Philippe Fragrances are presently trading at approximately $5.50 per share, which is below the net asset value per share of $6.20. In addition, the Company's investment in its publically traded French subsidiary, Groupe Inter Parfums, has a market value which alone represents approximately $6.15 per share. During the nine month period ended September 30, 1998, the Company continued repurchasing its common stock pursuant to the authorized repurchase plan and as of September 30, 1998, 1,810,705 shares of common stock have been purchased at an average price per share of $7.25.

The Company's short-term financing requirements are expected to be met by available cash at September 30, 1998, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1998 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and $12.0 million in credit lines provided by a consortium of international financial institutions.

A buildup of inventory in preparation of fourth quarter new product introductions along with an increase in accounts receivable, resulting from extended payment terms to certain customers, required a use of cash from operating activities for the nine months ended September 30, 1998.

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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the nine months ended September 30, 1998.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Part II.  Other Information

          Items 1, 2, 3 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Stockholders (the "Meeting") of Jean Philippe Fragrances, Inc. (the "Corporation") was held on July 10 at 10:00 a.m., local time, at the offices of the Corporation, 551 Fifth Avenue, New York, New York 10176.

          (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell Greenberg, Francois Heilbronn, Joseph A. Caccamo, Jean Levy and Robert
Bensoussan-Torres.

          The results of the voting were as follows: 8,172,744 votes for Jean Madar, 12,620 withheld; 8,182,984 votes for Philippe Benacin, 12,380 withheld; 8,183,984 votes for Russell Greenberg, 11,380 withheld; 8,183,984 votes for Francois Heilbronn, 11,380 withheld; 8,183,984 votes for Joseph A. Caccamo, 11,380 withheld; 8,183,984 votes for Jean Levy, 11,380 withheld; and 8,183,984 votes for Robert Bensoussan-Torres, 11,380 withheld. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

          (c) (i) The second item of business was the resolution to adopt the 1998 Stock Option Plan. The results of the voting were as follows:

                  6,739,242 votes for the resolution,
                  1,046,882 votes against and
                    409,240 votes abstained.

          A majority of the outstanding shares were cast for resolution no. 2, and the resolution was duly passed.

               JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

          (c) (ii) The final item of business was the proposal to ratify the appointment of Richard A. Eisner & Company LLP, the independent certified public accountants of the Corporation, for the current fiscal year. The results of the voting were as follows:

                  8,183,147 votes for the resolution,
                      2,330 votes against and
                      9,887 votes abstained.

          A majority of the votes cast at the meeting have voted for the resolution, and the resolution was duly passed.

Item 6. Exhibits and Reports on Form 8-K

          (b) A Current Report on Form 8-K, date of report, October 6, 1998, was filed, reporting items Item 5 and Item 7.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 1998.


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