Form 10-K405
period 1998-12-31
JEAN PHILIPPE FRAGRANCES INC
filed 1999-03-31
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)

     /x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

     /_/ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________.


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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No /_/

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. /x/

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price on March 23, 1999 of $5.875): $16,602,650.

         Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 22, 1999): 7,614,581.

         Documents Incorporated By Reference: None.

                                     PART I



Item 1.  Business

Introduction

         Jean Philippe Fragrances, Inc. was organized under the laws of the State of Delaware in May 1985, maintains it executive offices at 551 Fifth Avenue, New York, New York 10176 and its telephone number is 212-983-2640. Unless the context otherwise indicates, the term "Jean Philippe" refers to the parent company, Jean Philippe Fragrances, Inc., and the term the "Company" refers to Jean Philippe Fragrances, Inc. and its consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A. ("IP Holdings"), and majority-owned indirect subsidiaries, Inter Parfums, S.A. ("Inter Parfums") and Inter Parfums Grand Public, S.A.; and the Company's wholly-owned subsidiary, Jean Philippe Fragrances do Brasil, Ltda. ("Jean Philippe Brasil"), a limited liability company.

         The Company, which has its common stock listed on The Nasdaq Stock Market, is a manufacturer and world-wide distributor of fragrances and cosmetics in the following niche markets: domestic and international brand name and licensed fragrances, domestic and international moderately priced proprietary fragrances, and domestic alternative designer fragrances and mass market cosmetics. Inter Parfums, which is traded on the Paris Stock Exchange, markets its fragrances in more than one hundred (100) countries.

         The Company is the world-wide licensee, manufacturer and distributor of the Burberrys(Registered), S.T. Dupont(Registered), Ombre Rose(Registered) and Regine's(Registered) fragrance lines and the Jordache(Registered) line of fragrances and cosmetics; and is the owner of the Intimate(Registered), Parfums Molyneux(Registered) and Parfums Weil(Registered) fragrance lines, and Aziza(Registered), a hypo-allergenic line of eye cosmetics.

Products and Selection

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

         In 1995 Inter Parfums completely redesigned all products under the Burberry's brand name, which achieved successful distribution in more than one hundred (100) countries around the world.

         During 1997 Inter Parfums retained a new distributor in the United States for its Burberry's fragrances and launched two (2) additional new Burberry's fragrance lines, Week end(Trademark) for men and women in the United States. In addition, Inter Parfums experienced continued growth of the classic Burberrys of London lines for men and women.

         During 1998, Inter Parfums experienced continue success with the launch of the Burberrys Week end lines, by extending them to the United States, Italy, Portugal, Australia and Japan by use of an aggressive marketing plan with heavy emphasis on promotional items.

         For 1999, Inter Parfums intends to continue marketing the classic Burberry's of London lines and Week end lines, and for the year 2000, intends to build upon its earlier success with Burberry's brands with the launch of new Burberry's prestige fragrance lines for men and women.

         S. T. Dupont. During 1997, Inter Parfums acquired the license for another elite fragrance brand, S. T. Dupont. S. T. Dupont is well known in Europe and the Far East for men's lighters and pens, and market upscale watches, small leather goods and men's clothing. The license agreement expires on June 30, 2008, subject to certain minimum sales requirements, advertising expenditures and royalty payments. The new S. T. Dupont lines for men and women were launched in 1998 in the Far East and Europe, and generated sales of approximately 40 million French francs (approximately U.S.$6.8 million). Inter Parfums intends to expand its distribution and launch its second S.T. Dupont fragrance line for men and women in the year 2000.

         Paul Smith. During the latter part of 1998, Inter Parfums entered into a twelve (12) year world-wide, exclusive license agreement effective January 1, 1999, for the creation and distribution of designer fragrance and cosmetic lines under the Paul Smith brand name, subject to certain minimum sales requirements, advertising expenditures and royalty payments.

         Paul Smith is an internationally renowned British designer, who creates fashion with a clear identity. His signature style combines a modern look with elegance, as well as inventiveness with a satirical wit. This image, in conjunction with Paul Smith's increasing following, are the driving forces behind the creation of the perfume and cosmetic lines. Inter Parfums anticipates that the first fragrance lines for men and women will be launched in the year 2000. Paul Smith has retail outlets in several countries in Europe, North America and Asia.

         Christian LaCroix. During March 1999, Inter Parfums entered into a ten
(10) year world-wide, exclusive license agreement with Christian LaCroix, a division of Group LVMH, for the creation and distribution of designer fragrance lines under the Christian LaCroix brand name. The license agreement is subject to certain minimum sales requirements, advertising expenditures and royalty payments.

         The "Couture House" of Christian LaCroix has been a symbol of tradition and French elegance for many years. A new line of women's fragrances has been under development, and therefore, Inter Parfums expects to launch this line in the fourth quarter of 1999.

         Parfums Weil and Molyneux. The Parfums Weil and Parfums Molyneux world-wide family of trademarks were acquired in 1994 by Inter Parfums, and cover a variety of moderately priced fragrance lines which are distributed in over thirty (30) countries world-wide. Parfums Molyneux, formed in 1927, has established a classic line of fragrances including Captain and Quartz, with representation in all major markets world-wide. Parfums Weil has enjoyed a similar history dating back to the early 1900's with its first production of a range of original perfumes presented in exquisite Baccarat bottles. Through the years the fragrance lines were modernized and expanded, and today include the trademarks Bambou, Fleur de Weil and Secret of Venus, among others. In 1995 Inter Parfums introduced a new fragrance, Le Chic, and in 1996, Inter Parfums followed with a new fragrance, Quartz for men. During 1998, Inter Parfums successfully launched a new Molyneux line, "I Love You", to its loyal fans.

         Intimate and Chaz. In 1994 the Company acquired from Revlon Consumer Products Corporation ("Revlon") the world-wide trademarks for the Intimate fragrance line. Also during 1994, the Company entered into a 99 year royalty free license agreement with Revlon for the use of the trademark Chaz in connection with men's fragrances, deodorants and body sprays.

         The Intimate brand covers a variety of moderately priced fragrances for mass market distribution, and are currently distributed in a number of countries throughout the world. The Intimate product line has been available for almost half a century and has gained a reputation for quality and value with women over forty (40) years of age.

         During 1998, the Company acquired and simultaneously sold the world-wide trademarks for Chaz fragrances a to a distributor of the Company.

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

         Jordache. In 1990 the Company obtained the exclusive right to use the trademark Jordache from Jordache Enterprises, Inc. ("Jordache") in connection with the manufacturing, marketing and distribution of fragrances and cosmetics in the United States. The Company also received the license to manufacture, market and distribute fragrances and cosmetics in various territories abroad, which territories are to become exclusive in nature upon the commencement of substantial bona fide sales in each such territory. The initial term of the license was for five and a half (5-1/2) years and ended on June 30, 1995. In addition the license agreement provides the Company with the right to renew the license for ten (10) annual renewal terms, subject to certain minimum sales and royalty payment requirements. In the first quarter of fiscal year ending

December 31, 1999, the Company elected to renew the Jordache license for the next annual period. Since obtaining the right to use the Jordache trademark, the Company has created and produced, and presently markets, a Jordache product line, which consists of a collection of moderately priced fragrances and cosmetics (lipstick and nail polish) geared to the youth market.

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

         -Alternative Designer Fragrances

         The Company produces and markets several lines of fragrances which it sells at a substantial discount from the high image, high retail cost brand name counterparts, including Jean Philippe Fragrances, Elite Parfums and Jean Philippe Imperial.

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

         The Company's alternative designer fragrances, which are produced in the United States, are similar in scent to highly advertised designer fragrances that are marketed at a high retail price. These products are intended to have an upscale image without a high retail price, and typically sell at retail for under $5.00 at the mass market retail level, substantially discounted from the high cost of designer fragrances which typically range from $30.00 to $200.00 at prestige retail locations.

         Some of the alternative designer fragrances currently produced and marketed by the Company include: JP Do(Trademark), 2 Elite(Trademark), Uno(Trademark), C Elite(Trademark), Flight(Trademark), Departure(Trademark) Memphis(Trademark) and Dakota(Trademark).

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

         -International and Domestic Mid Market Fragrances

         Inter Parfums creates, produces and markets its proprietary line of fragrances designed to appear expensive, with attractive bottling and packaging, but sold in the middle market. Typical proprietary fragrances sold by Inter Parfums retail between U.S. $10.00 to $15.00.

         Jean Philippe has recently introduced its newest line, Parfums De'ja New, which was launched in the first quarter of 1999. The Parfums De'ja New line, which was conceived, designed and created entirely in-house, is produced domestically. This new line consists of original fragrances with unique packaging and premium ingredients, and has a suggested retail price of $15.00 to $35.00.

         One recently developing trend in the fragrance market is the blurring of the distinction between prestige and mass market products. Certain prestige or designer fragrances, which were previously marketed solely through select channels of distribution, have recently been marketed to a growing number of mass market retail outlets. Simultaneously, a proliferation of quality products in the emerging middle market and at large-scale specialty retailers, such as Victoria's Secret, Banana Republic, Gap, etc., have contributed to changing consumer perceptions of what constitutes a luxury or designer fragrance. In order to exploit this new emerging market, the Parfums De'ja New line offers an innovative vision in fragrance marketing which permits the consumer to purchase a luxurious gift at an affordable price. Fragrances in the Parfums De'ja New line include Contact(Trademark), designed and packaged with a Zen-like minimalist approach, and Alcatraz(Trademark), which has bold and commanding packaging.

Mass Market Cosmetics

         The Company markets its Aziza brand of hypo-allergenic line of eye cosmetics through mass market distribution. The new Aziza line was completely modernized in 1996 and includes thirty-six (36) of the historically most popular and best selling mascara, eyeliner and eyeshadow.

         Also in the mass market cosmetics category, the Company has created, produced and markets a Jordache line of cosmetics (lipstick and nail polish), which is geared to the youth segment of such market.

         The Company's Jordache cosmetic and Aziza lines are presently distributed in approximately 5,000 mass market outlets in the United States.

Production and Supply

         Substantially all of the Company's products are produced by the Company either in the United States or France. Although the Company does not own a factory or production plant, it acts as a general contractor, and supervises each stage of production from the creation of the fragrance, design and creation of the bottle, dispenser or container, filling of same and packing, all as performed by various subcontractors. Management believes that its relationships with such subcontractors are good, and that there are sufficient alternate subcontractors should one or more subcontractors become unavailable.

Inventory

         The Company purchases its raw materials and component parts from suppliers based upon internal estimates of anticipated need for finished goods, which enables the Company to meet its production requirements for finished goods. The Company generally delivers customer orders within seventy-two (72) hours of their receipt.

Sales and Marketing

         During fiscal years ended December 31, 1998, 1997 and 1996, no customer accounted for ten percent (10%) or more of sales on a consolidated basis.

         The broad array of Company product lines permits the Company to market fragrances and cosmetics to all levels of distribution - the Company's brand name and licensed designer fragrances at the high end, Inter Parfums proprietary line and Parfums D`eja New at the moderately priced level and alternative designer fragrances, Jordache and Aziza cosmetics at the mass market.

         --International

         Marketing and sales of the Company's brand name and licensed designer fragrance lines are conducted through independent distributors, in-house executives and international agents and importing companies and such products are sold in approximately one hundred (100) countries world-wide. Generally, marketing and advertising are subject to approval of the respective licensors. Advertising for the Company's designer fragrance lines appear in high fashion magazines and to a lesser extent on television in France and the Middle East.

         Inter Parfums maintains its own in-house sales force with executives who are generally responsible for marketing the Inter Parfums designer fragrance lines in specific territories. In France, the Inter Parfums designer fragrance lines are sold in approximately 1,000 perfumeries.

         In addition, Inter Parfums markets its middle market proprietary fragrances to wholesalers in France, and to distributors and importers predominantly in the Middle East, Far East, Central America and South America through in-house sales executives.

         See Note "I" to the Consolidated Financial Statements for information regarding the Company's operations by geographic areas.

         --Brazil

         In October 1995 the Company commenced marketing its alternative designer fragrances, Inter Parfums proprietary brands and Jordache line through a newly formed limited liability company organized in Brazil, Jean Philippe Brasil. Net sales generated by Jean Philippe Brasil were $3.0 million in 1996 and $2.0 million in 1997. During 1997 Jean Philippe Brasil underwent an organizational change, whereby it terminated its contract with its exclusive sales representative and attempted to be a direct seller to the Brazilian marketplace.

         However, the decreasing sales trend continued during 1998, with net sales decreasing to $0.8 million from $2.0 million. In October 1998, the Company determined that it was in its best interest to close its Brazilian subsidiary. Management believed that the decline in sales reflected the Brazilian consumers' fear of a possible currency devaluation, which in fact took place in January 1999. In view of the less than optimistic Brazilian consumer confidence level and the heavily regulated Brazilian environment, management determined that further direct investment in Brasil was not warranted.

         Such closing is not expected to have a material adverse effect on the Company's results from operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company has entered into a distribution agreement with a well known Brazilian fragrance distributor, which included the purchase of all existing Brazilian inventory.

         --Domestic

         The Company markets its alternative designer fragrances, personal care products, mid-market Parfums De'ja New line and its Aziza and Jordache product lines through in-house sales executives to mass merchandisers, major drugstore chains, supermarket chains, "specialty store chains" (multiple outlets of accessories, jewelry and clothing), and wholesalers. These products are presently being sold in approximately 10,000 retail outlets.

         Mass market merchandisers, major drug chains and supermarkets are the most established markets for all of Jean Philippe's product lines, and are the traditional points of distribution for them. The end market for these lines is the mass market consumer. Some of the mass market merchandisers, major drug store chains and supermarket chains which are presently carrying the Company's products include: Walgreen's, Family Dollar, Dollar General, Food Lion, Bradlees, Drug Emporium, Meijer's Thrifty Acres, Longs Drug Stores, Albertsons and Hills Department Stores.

         Another market for the Company's products consists of distributors and wholesalers, which service independent stores and international markets. Often, the trends in this market mirror those of major drug store chains and mass market retailers. The Company uses the same marketing strategy of providing quality products coupled with flexible programs (i.e., discounts, extended payment terms) in order to compete with other mass market fragrance and cosmetic companies.

         In addition, the Company has an established electronic ordering and invoicing system, or Electronic Data Interface ("EDI"), which permits the Company to receive orders and submit invoices for products electronically. Such process eliminates the need for hard copy purchase orders and sales invoices for certain major retailers. Management believes that EDI facilitates the receipt, processing and invoicing of customer orders.

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

         At the present time, management is aware of approximately five (5) established companies which market similar alternative designer fragrances. Competition is primarily based upon price. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the quality of its fragrance products, competitive pricing, as well as its ability to quickly and efficiently develop and distribute new products, will enable it to continue to effectively compete with these companies.

         The market for name brand and budget color cosmetics is highly competitive, with several major cosmetic companies marketing similar products, many with substantial financial resources and national marketing campaigns. However, management believes that brand recognition of its Aziza and Jordache lines, together with the quality and competitive pricing of its products, should enable it to compete with these companies in the mass market.

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

Trademarks

         Under various license agreements the Company has the right to use the registered trademarks, Burberrys, S.T. Dupont, Paul Smith, Christian LaCroix, Ombre Rose, Regine's and Jordache both in the United States and abroad. In addition, the Company is the registered trademark owner of Intimate, Aziza, the Parfums Molyneux family of trademarks (including Captain, Quartz and Lord), the Parfums Weil family of trademarks (including Bambou, Antilope and Kipling), Beverly, Fire by Jean Philippe, Fashion Mood, Snow Silk and Memphis. See "Business-Products and Selection".

Employees

         As of March 1, 1999 Inter Parfums and its foreign subsidiaries had 47 full-time employees. Of these, 24 were engaged in sales activities, and 23 in administrative and marketing activities.

         As of March 1, 1999 Jean Philippe had 40 full-time domestic employees. Of these, 10 were engaged in sales activities, and 30 in administrative and marketing activities.

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

         The offices of Inter Parfums and the Company's other French subsidiaries are located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to two (2) leases. The first lease, for approximately 4,000 square feet, and the second lease, for approximately 2,000 square feet, both expire in July 1, 2005, unless terminated earlier by either party on six (6) months written notice at three (3) year specified intervals. The annual rentals for each of the two (2) leases are 711,000 French francs and 458,400 French francs, respectively, (approximately $119,000 and $76,000). Rent is subject to escalations each July 1.

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

Item 3.  Legal Proceedings

         Litigation has been commenced against Inter Parfums regarding the Ombre Rose fragrance license in the French Commercial Court of Paris in February 1997 by the licensor, Jean Charles Brosseau, S.A. ("Brosseau"). Inter Parfums thereupon asserted claims against Brosseau for $300,000 for interference with its distriubtors. In response, Brosseau then claimed damages of approximately $7 million agains Inter Parfums, allegedly for the decreased value of his fragrance brands.

         Inter Parfuns vigoursly and categorically denies the claims of Brosseau, and believes that it has metitorious defenses to its claim. Further, Inter Parfums has received a letter from its special litigation counsel that in its opinion, the entry of any substantial judgement against Inter Parfums in such action is unlikely. Based upon the foregoing, management does not believe that such litigation will have any material adverse effect upon the financial condition or operations of the Company. A hearing was held on March 15, 1999 before the French Commerical Court of Paris, and the action is still pending. As of December 31, 1998, the remaining unamortized portion of the license agreement is approximately $750,000.

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


       Fiscal 1998         High Closing Price          Low Closing Price
       -----------         ------------------          -----------------

     Fourth Quarter               $6.94                      $4.75

      Third Quarter               $8.25                      $6.38

     Second Quarter               $9.25                      $7.44

      First Quarter               $7.69                      $6.25



       Fiscal 1997         High Closing Price          Low Closing Price
       -----------         ------------------          -----------------

     Fourth Quarter               $8.06                      $6.63

      Third Quarter               $9.13                      $6.07

     Second Quarter               $6.63                      $5.38

      First Quarter               $6.75                      $5.75


         As of March 1, 1999, the number of record holders (brokers and broker's nominees, etc.) of the Company's Common Stock was 87. Management believes that there are approximately 1,250 beneficial owners of the Company's Common Stock.

Dividends

         Jean Philippe has not paid cash dividends since inception and management of the Company does not foresee Jean Philippe paying cash dividends in the foreseeable future as earned surplus is to be retained as working capital for anticipated growth.

Sales of Unregistered Securities

         The following table sets forth certain information as to all equity securities of the Company sold during the past three years, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). In each of the two (2) transactions, the Company sold Common Stock to accredited investors and affiliates of the Company, which were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.


Date of Sale        Number of Shares Sold            Identity of Purchasers          Aggregate Consideration
-------------       ---------------------            ----------------------          -----------------------
    10/96                       18,000               Philippe Benacin                              $75,906

    02/98                        7,500               Joseph A. Caccamo                             $43,826


Item 6.  Selected Financial Data

         The following selected financial data have been derived from the Company's financial statements, and should be read in conjunction with such financial statements, including the footnotes relating thereto, referred to in
Item 8 of this Form 10-K.

                                              Years Ended December 31
                                  (In Thousands Except Share and Per Share Data)

                                         1998             1997              1996            1995                 1994
---------------------------------------------------------------------------------------------------------------------------
Income Statement Data:

Net Sales                        $      89,388      $    91,462      $     93,281    $     93,669         $     75,079

Cost of Sales                           47,417           49,388            51,355          48,703               39,036

Selling, General and                    32,944           32,334            32,416          32,990               23,773
Administrative

Income Before Taxes and                  9,164            8,172             9,081          12,380               11,679
Minority Interest

Net Income                               4,613            4,507(1)          5,658           9,038(1),(2)         7,275(2)
Net Income per Share:
   Basic                         $         .53      $       .48(1)   $        .57    $        .90(1),(2)  $        .71(2)
   Diluted                       $         .52      $       .48(1)   $        .57    $        .87(1),(2)  $        .70(2)

Average Common Shares
Outstanding:
   Basic                             8,707,290        9,299,401         9,871,698      10,044,653           10,180,412
   Diluted                           8,898,805        9,397,329         9,984,463      10,438,896           10,454,555

----------

(1) Includes a nonrecurring charge, net of taxes, of $0.8 million or $.08 per diluted share and $1.3 million or $.13 per diluted share, for fiscal years ended December 31, 1997 and December 31, 1995, respectively, relating to the divestiture of the Cutex license in 1997 and discontinuance of a product line in 1995.

(2) Includes a net gain of $3.3 million or $.32 per diluted share, $0.2 million or $.02 per diluted share, for fiscal years ended December 31, 1995 and December 31, 1994, respectively, resulting from the sale of common stock of a subsidiary.


                                As at December 31
                 (In Thousands Except Share and Per Share Data)


                                  1998            1997           1996            1995           1994
-------------------------------------------------------------------------------------------------------
Balance Sheet Data:

Working Capital             $    49,599     $    44,842    $    46,568     $    41,363    $    31,226

Total Assets                     87,739          80,282         85,585          84,001         69,451

Long Term Debt                      200             424            485             596            862

Shareholders' Equity             53,680          50,194         53,366          51,976         44,513



Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Introduction

         Jean Philippe Fragrances, Inc. together with its French subsidiary, Inter Parfums, are manufacturers and distributors of fragrances, cosmetics and personal care products. The Company's dedication to innovation and diversity, and its commitment to creating quality products are the catalysts behind new product introductions and product line expansion.

         The Company, produces and distributes, worldwide, a variety of fragrance, personal care and cosmetic products including:

     *    Brand name and licensed fragrances.

     *    Alternative Designer Fragrances and personal care products.

     *    International moderately priced fragrances.

     *    Mass market cosmetics.

         Jean Philippe is a global company which sells its products in over 100 countries worldwide. The Company's worldwide position, which makes it subject to global economic turbulence, should also benefit the Company in the future, as countries emerge from their economic troubles. The economic conditions in a number of markets during 1998, such as Eastern Europe and Brasil, certainly dampened the Company's short-term results. However, the

Company's long-term focus will not allow it to abandon these markets, as the Company would lose the opportunity to capitalize on the potential resurgence of these economies.

1998 compared to 1997

         Net sales aggregated $89.4 million in 1998, as compared to $91.5 million in 1997. On April 30, 1997, the Company divested its Cutex nail and lip products license and net sales for 1997 includes $3.3 million of Cutex product sales.

         Sales generated by the Company's French subsidiary, Inter Parfums, posted strong sales growth with an increase of 15% in 1998. At comparable foreign currency exchange rates, sales by Inter Parfums increased 17% in 1998. Inter Parfums licensed and brand name lines increased 35% while its international moderately priced fragrance line decreased 43%. Such increase is primarily the result of expanded distribution of the Burberrys fragrance line as well Inter Parfums new product introduction of "I Love You" by Molyneux and the launch of their new S.T. Dupont fragrance line. Next year is expected to be a year of continued growth for Inter Parfums, (approximately 10%), as it prepares for the launch, in early 2000, of its new Paul Smith fragrance line. Inter Parfums is also preparing new product introductions for its Burberry line for the year 2000. Management is determined to strengthen these brands with continued new product development as well as product line expansion. Management is also actively pursuing new license agreements to build upon the strength of its existing product lines. During March 1999, Inter Parfums entered into a ten
(10) year world-wide, exclusive license agreement with Christian LaCroix, a division of Group LVMH, for the creation and distribution of designer fragrance lines under the Christian LaCroix brand name.

         The success of the designer fragrance lines is somewhat mitigated by sales declines in the international moderately priced fragrance line referred to above and the domestic Alternative Designer Fragrances. Excluding the effect of 1997 Cutex product sales, net sales generated by the Company's domestic operations decreased 18% in 1998. These declines were primarily the result of the economic situation in Eastern Europe and factors leading up to the ultimate closing of the Company's Brazilian subsidiary.

         For the year ended December 31, 1998, the Company's domestic operations generated net sales from Russian Territories of $0.8 million, as compared to net sales of approximately $4.1 million in 1997. No assurances can be given that the economic turmoil will abate in the foreseeable future, and thus management is uncertain as to when the Russian market will again become viable. However, the Company does not have any material exposure with respect to accounts receivable from its Russian Territory customers.

         As previously reported, sales generated by the Company's Brazilian subsidiary, Jean Philippe Brasil, were $2.0 million in 1997 as compared to $3.0 million in 1996. This trend has continued, with net sales declining to $0.8 million in 1998. In October 1998, the Company determined that was in its best interest to close its Brazilian subsidiary. Management believed that the decline in sales reflected the Brazilian consumers' fear of a possible currency devaluation, which in fact took place in January 1999. In view of that less than optimistic Brazilian consumer confidence level and the heavily regulated Brazilian environment, further direct investment in Brasil was not warranted. Such closing did not have a material adverse effect on the Company's results from operations. The Company will continue to sell into the Brazilian market and has entered into a distribution agreement with a well known Brazilian fragrance distributor, which included the purchase of all existing inventory.

         The overall market for Alternative Designer Fragrances is extremely price sensitive, and customers are reducing their overall inventory levels. This trend, which is affecting the entire industry, is expected to continue during 1999. In an attempt to combat the negative impact of this industry-wide trend, in January 1999 the Company introduced its newly created line of domestic mid market fragrances. Utilizing prestige and upscale concepts in bottle design and packaging, the Company has created a line of unique and high quality fragrances to be sold domestically and internationally, in existing and new distribution channels, at mass market prices. Initial orders have exceeded original expectations and management expects this line to contribute positively to sales and earnings in 1999. Although the Company originally anticipated this new line to be launched in December 1998, certain product development delays caused the launch date to be postponed until January 1999.

         Gross profit margin increased to 47% of sales in 1998, as compared to 46% of sales in 1997. The Company's designer fragrance lines generate a slightly higher gross profit margin than the Company's other product lines. Sales of the Company's designer line products continue to experience solid growth, and therefore, represent a greater portion of the Company's overall sales. The Company's program of "Product Value Analysis" has also enabled the Company to at least maintain, and in some areas improve its gross profit margin. These cost saving techniques are utilized in all new product introductions.

         Selling, general and administrative expenses aggregated $32.9 million and $32.3 million in 1998 and 1997, respectively, and represented 37% of net sales in 1998 and 35% of net sales in 1997. Domestic selling, general and administrative expenses declined to $10.5 million in 1998 as compared to $12.5 million in 1997. However, as a result of the decline in sales, selling, general and administrative expenses increased as a percentage of domestic net sales to 35% in 1998 from 32% in 1997. In connection with the April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of the Company's Cutex license, the Company reduced its domestic work force by approximately 20%. Further, as a result of the economic climates in Russia and Brasil, during 1998 management took the steps it deemed necessary to reorganize its infrastructure and cut its selling, general and administrative expenses once again.

         Selling, general and administrative expenses incurred by Inter Parfums increased to $21.5 million or 36.6% of sales in 1998 as compared to $18.6 million or 36.5% of sales in 1997. Such increase is the result of expenses incurred to support new product introductions, build upon the each brand's awareness, as well as to support Inter Parfums revenue growth.

         In the first quarter of 1997, the Company took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. Management is confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

         Interest expense declined to $0.5 million in 1998 from $0.7 million in 1997. The Company uses its available credit lines, as needed, to finance its working capital needs. As a result of profitable operating results and positive cash flow, overall borrowing levels, during the year, have been reduced.

         The Company incurred a loss on foreign currency of $0.1 million in 1998 as compared to a loss of $0.2 million in 1997. The Company, at appropriate times, enters into foreign currency forward exchange contracts as a hedge for short-term inter company borrowings, or for receivables to be collected in a foreign currency.

         The Company's effective income tax rate was 39% in 1998, as compared to 36% in 1997. The 1997 rate was favorably impacted by reduction of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carry forwards made available to Inter Parfums as a result of the 1996 sale of the Bal a' Versailles trademarks. No such benefit was available for 1998. In addition, corporate income tax rates in France have increased from 36% to approximately 43% in the past two years. The effective tax rate for 1998 includes an expected tax benefit to be realized as a result of the Company's decision to close its Brazilian subsidiary.

         Net income was $4.6 million or $0.52 per diluted share in 1998 as compared to $4.5 million or $0.48 per diluted share in 1997. Results for 1997 include a nonrecurring charge of $0.8 million, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $5.3 million or $0.56 per diluted share in 1997.

         The weighted average shares outstanding declined 6.5% to 8.7 million in 1998, as compared to 9.3 million in 1997. On a diluted basis, average shares outstanding was 8.9 million in 1998 and 9.4 million in 1997. Such decline is the result of the Company's ongoing stock buyback program.

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

         Historically, the Company's combined fragrance businesses (designer and alternative designer fragrances) achieved an approximate 45% gross margin. In response to heavy discounting by certain competitors in the Alternative Designer Fragrance lines, the Company developed a program of "Product Value Analysis", which enabled the Company to match the competition's pricing structure without affecting gross margin in the long-term. Gross margin in the first half of 1997 was affected by the lower selling prices put into effect in January 1997. The positive impact of the measures took effect in the second half of 1997 and is expected to continue to benefit future periods.

         Gross margin was also favorably impacted by an increase in margin from Inter Parfums. Such increase resulted from exports sold in US dollars, thereby benefiting Inter Parfums from the substantial rise of the US dollar relative to the French franc.

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

         The Company's effective income tax rate was 36% in 1997 and 31% in 1996. Reductions of valuation reserves on deferred tax assets, relating to the utilization of foreign net operating loss carryforwards have benefited both the 1997 and, to an even greater extent, the 1996 effective tax rates. As of December 31, 1997, a nominal amount of net operating loss carryforwards are available to benefit future periods. Therefore, the Company expects its effective tax rate to be approximately 41% in future periods.

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

Liquidity and Financial Resources

         As a result of continued profitable operating results, the Company's financial position remains very strong. At December 31, 1998, working capital aggregated $50 million with a working capital ratio of almost 3 to 1. The Company had cash and cash equivalents on hand of $23 million, while net book value aggregated $6.34 per outstanding share as of December 31, 1998.

         The 1995 initial public offering in France of approximately 21% of the common stock of Inter Parfums, has proven to be extremely successful. In addition to the strength such stock sale provided to the financial position of Inter Parfums, the proceeds of the offering have enabled Inter Parfums to control its growth and invest for the future without the need of debt financing. Long-term debt of Inter Parfums aggregated $0.2 million as of December 30, 1998, as compared to $0.4 million as of December 31, 1997.

         Taking into consideration, the continued growth in both the sales and earnings of Inter Parfums, in January 1998, the Company decided to exercised its rights to convert the remaining portion of its convertible debt, approximately $4.4 million, into 318,326 additional shares of Inter Parfums bringing the total shares outstanding to 2,234,023 as of December 31, 1998. The conversion price was approximately $14 per share while Inter Parfums stock is presently trading at approximately $25 per share. The effect of the conversion increased the Company's ownership of Inter Parfums to 79% as of December 31, 1998, as compared to 76.4% as of December 31, 1997.

         Jean Philippe demonstrates confidence in the long-term growth potential of its business by its consistent use of share repurchase programs. In addition, the common stock of Jean Philippe Fragrances is presently trading at approximately $6.00 per share, which is below the December 31, 1998 net asset value per share of $6.34. Furthermore, the market value of the Company's investment in its publicly traded French subsidiary, Inter Parfums, presently represents approximately $5.82 per share. Therefore, in February 1998, the Board of Directors authorized the repurchase of an additional 1.0 million shares of the Company's common stock, bringing the total shares authorized to be repurchased under the current repurchase program to 3.5 million shares.

         The Company has continued to repurchase its common stock pursuant to its authorized stock repurchase program. Since the inception of the Company's repurchase program, which began in 1995, the Company has repurchased 2.75 million shares of its common stock, or approximately 27% of outstanding shares, at an average price of $6.96 per share, bringing total shares outstanding to its present level of 7.61 million.

         The Company's short-term financing requirements are expected to be met by available cash at December 31, 1998, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1998 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

         Internally generated cash provided by operating activities was $7.4 million for the year ended December 31, 1998. Cash provided by operating activities continued to be the Company's primary source of funds to finance operating needs and investments in new ventures.

         Cash provided by operating activities was also used to finance the Company's stock repurchase program. During 1998, the Company repurchased 407,500 shares of its common stock at a cost of $2.7 million.

         Management of the Company believes that funds generated from operations, supplemented by its present cash position and available credit facilities, will provide it with sufficient resources to meet all present and reasonably foreseeable future operating needs.

         The Company has substantially completed all projects to address "Year 2000" compliance with respect to its internal information systems. As such, management believes that "Year 2000" transition will not have a material adverse effect on future results.

         In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency ("the Euro"). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002. Management does not believe that the introduction of the Euro and the phasing out of the other currencies will have a material impact on the Company's consolidated financial statements.

         Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the year ended December 31, 1998.

Forward Looking Statements

         Statements included herein which are not historical in nature are forward looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Such factors include changes in product acceptance by consumers, effectiveness of sales and marketing efforts, competition and prevailing economic conditions. Given these uncertainties, persons are cautioned not to place undue reliance on the forward looking statements.

Item 8.  Financial Statements and Supplementary Data

         The required financial statements commence on page F-1.

Supplementary Data

                                             Quarterly Data (Unaudited)
                                        For the Year Ended December 31, 1998
                                   (In Thousands Except Share and Per Share Data)


                                       1st Quarter     2nd Quarter       3rd Quarter     4th Quarter      Full Year
-------------------------------------------------------------------------------------------------------------------
Net Sales                               $   20,806     $    24,093      $    22,505     $   21,984     $    89,388

Cost of Sales                               10,902          12,840           12,420         11,255          47,417

Net Income                                   1,222           1,158            1,072          1,161           4,613

Net Income per Share:
   Basic                                $      .14     $       .13      $       .12     $      .14     $       .53
   Diluted                              $      .14     $       .13      $       .12     $      .14     $       .52

Average Common Shares Outstanding:
   Basic                                 8,825,731       8,799,927        8,724,076      8,474,677       8,707,290
   Diluted                               9,019,620       9,151,554        8,946,954      8,477,093       8,898,805




                                            Quarterly Data (Unaudited)
                                       For the Year Ended December 31, 1997
                                  (In Thousands Except Share and Per Share Data)

                                       1st Quarter     2nd Quarter       3rd Quarter     4th Quarter      Full Year
-------------------------------------------------------------------------------------------------------------------
Net Sales                               $   20,969     $    21,847      $    24,464     $   24,181     $    91,462

Cost of Sales                               10,923          11,596           14,200         12,669          49,355

Net Income                                     341           1,106            1,635          1,425           4,507

Net Income per Share:
   Basic                                $      .04     $       .12      $       .18     $      .16     $       .48
   Diluted                              $      .04     $       .12      $       .18     $      .16     $       .48

Average Common Shares Outstanding:
   Basic                                 9,602,481       9,525,386        9,142,955      8,926,781       9,299,401
   Diluted                               9,605,404       9,545,285        9,283,661      9,154,967       9,397,329



Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III



Item 10.  Executive Officers And Directors Of Registrant

         As of March 15, 1999, the executive officers and directors of the Company were as follows:


              Name                                  Position
              ----                                  --------

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

Jean Madar

         Jean Madar, age 38, a Director, has been the Chairman of the Board of Directors (since inception), and a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter

Parfums; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, from September 1983 until June 1985. At Inter Parfums, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

         Mr. Benacin, age 40, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, has been the President of Inter Parfums for more than the past five
(5) years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

         Mr. Greenberg, age 42, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting. From July 1987 through June 1992, he was with Richard A. Eisner & Company, the independent accountants of the Company.

Francois Heilbronn

         Mr. Heilbronn, age 38, a Director, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently working as a consultant for the firm of M.M. Friedrich, Heilbronn & Fiszer, of which he is a partner. He was formerly employed by The Boston Consulting Group, Inc. from 1986 through 1991 as a management consultant. He graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

         Mr. Caccamo, age 43, a Director of the Company since 1992, is a partner of Nason, Yeager, Gerson, White & Lioce, P.A., general counsel to the Company. Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became counsel to the Company. From August 1992 through September 1997, he was a director of and general counsel to Hydron Technologies, Inc., a company primarily engaged in the development of cosmetic/personal care products, which has its common stock listed on The Nasdaq Stock Market.

Jean Levy

         Jean Levy, age 66, a Director since August 1996, worked for twenty-seven (27) years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris".

Robert Bensoussan-Torres

         Robert Bensoussan-Torres, age 41 and a Director since March 1997, has been a Director of Towers Consulting Europe, Ltd. since May 1998. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian LaCroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian LaCroix is a French Houte Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Bruce Elbilia

         Mr. Elbilia, age 39, Executive Vice President joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. In 1994 Mr. Elbilia became head of international sales and marketing for Jean Philippe, and has expanded Jean Philippe's export sales to South America, the Middle East and Eastern Europe. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C., which he attended from 1977-1981.

Wayne C. Hamerling

         Mr. Hamerling, age 42, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over eighteen (18) years experience in the fragrance and cosmetic business. From 1980 through 1983 he was employed by Rite Aid Drug Stores; from 1983 through 1985, he was the Senior Buyer for Valley Fair Stores, and from 1985 through May 1987, he was the National Sales Manager for Happy Valley Fragrances.

Jaime Resnik

         Mr. Resnik, age 38, became an Executive Vice President in July 1994, and is in charge of operations. He joined the Company in April 1992 as Operations Manager in charge of production and planning. From October 1988 through April 1991, Mr. Resnik was the Licensing Audit Manager for Jordache Enterprises, with responsibility for auditing approximately thirty (30) licensees with sales in excess of $250 million. From April 1991 through April 1992, Mr. Resnik was the Director of International Licensing for Jordache Enterprises, with responsibility for overseeing the licensing activities of approximately fifty (50) licensees world wide. Mr. Resnik graduated with honors from the University of Miami in 1983 with a B.A. in management.

Item 11.  Executive Compensation

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996:



                                            SUMMARY COMPENSATION TABLE

         Annual Compensation                                                                Long Term Awards
-----------------------------------------------------------------------------------------------------------------------
                                                                          Other Annual     Securities
                                                                          Compensation     Underlying      All Other
    Name and Principal Position        Year    Salary ($)    Bonus ($)        ($)         Options (#)(1) Compensation
-----------------------------------------------------------------------------------------------------------------------
Jean Madar(2), Chairman of the         1998    280,000         -0-            48,000(3)      130,000          -0-
Board, Chief Executive Officer of      1997    267,000         -0-            18,000(3)      325,000          -0-
Jean Philippe and Director General     1996    210,700         -0-            30,500(3)       33,500          -0-
of Inter Parfums
Philippe Benacin(4), Chief Executive   1998    139,000          10,000        53,000(5)      130,000          -0-
Officer, President of Jean             1997     86,000          25,000        33,000(6)      325,000          -0-
Philippe and President of Inter        1996    101,000          17,200        82,844(7)       33,500          -0-
Parfums
Russell Greenberg(8), Executive Vice   1998    228,446           3,000         2,214          15,500          -0-
President and Chief Financial          1997    213,600          15,000         2,214          22,500          -0-
Officer                                1996    200,000           4,500         2,042           6,000          -0-
Bruce Elbilia(9), Executive Vice       1998    146,045           3,000        28,776(10)      15,500          -0-
President                              1997    168,000          18,500        78,473(10)      25,500          -0-
                                       1996    168,000           4,571        58,994(10)       6,000          -0-
Wayne C. Hamerling(11), Executive      1998    166,120          13,000        52,590(12)      15,500          -0-
Vice President                         1997    166,120           7,000        55,363(13)      25,500          -0-
                                       1996    157,004           3,500        74,903(14)       6,000          -0-

----------

(1) Includes options granted in 1998 and 1997 as replacements for out-of-the-money or expired options. See Table entitled "10 Year Options Repricings".

(2) Mr. Madar became Chief Executive Officer in January 1997. As of December 31, 1998, Mr.Madar held 2,466,049 restricted shares of Common Stock, with an aggregate value of $15,104,550 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.125.

(3)  Consists of lodging expenses.

(4) Mr. Benacin was the Chief Executive Officer in 1996. Compensation figures for Mr.Benacin are approximate, as he is paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods. As of December 31, 1998, Mr.Benacin held 2,318,049 restricted shares of Common Stock, with an aggregate value of $14,198,050 based upon the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market, National Market system, of $6.125.

(5) Consists of $48,000 for lodging expenses and $5,000 for automobile expenses.

(6) Consists of $31,000 for lodging expenses and $2,000 for automobile expenses.

(7) Consists of noncash compensation of $52,334 attributable to the difference between the exercise price and the value of certain restricted shares of Common Stock acquired upon the exercise of stock options; approximately $2,300 for automobile expenses and $28,200 for lodging expenses.

(8) Mr. Greenberg held no restricted shares of Common Stock as of December 31, 1998.

(9)  Mr. Elbilia held no shares of common stock as of December 31, 1998.

(10) Consists of selling commissions.


(11) As of December 31, 1998, Mr. Hamerling held no shares of common stock as of December 31, 1998.

(12) Consists of selling commissions of $48,090 and non cash compensation of $4,500 equal to the value of personal use of a company leased automobile.

(13) Consists of selling commissions of $50,863 and non cash compensation of $4,500 equal to the value of personal use of a company leased automobile.

(14) Consists of selling commissions of $70,067 and non cash compensation of $4,836 equal to the value of personal use of a company leased automobile.


         The following table sets forth certain information relating to stock option grants during Fiscal 1998 to the Company's Chief Executive Officer and each of the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1998:


                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                               Potential Realized Value at
                                                                               Assumed Annual Rates of Stock
                        Individualized Grants                                 Price Appreciation for Option Term
----------------------------------------------------------------------------------------------------------------------
           Name               Number of        % of Total       Exercise     Expiration     Five (5%)     Ten (10%)
                              Securities      Options/SARs       or Base        Date         Percent       Percent
                              Underlying       Granted to         Price                        ($)           ($)
                               Options        Employees in       ($/Sh)
                             Granted (#)       Fiscal Year
----------------------------------------------------------------------------------------------------------------------
Jean Madar                      100,000            27.8           6.50          1/25/03        179,583      396,832

Jean Madar                       30,000             8.3           7.75          4/26/03         64,235      141,944

Philippe Benacin                100,000            27.8           6.50          1/25/03        179,583      396,832

Philippe Benacin                 30,000             8.3           7.75          4/26/03         64,235      141,944

Russell Greenberg                 6,500             1.8           6.50          1/25/03         11,673       25,794

Russell Greenberg                 9,000             2.5           7.75          4/26/03         19,271       42,583

Bruce Elbilia                     6,500             1.8           6.50          1/25/03         11,673       25,794

Bruce Elbilia                     9,000             2.5           7.75          4/26/03         19,271       42,583

Wayne Hamerling                   6,500             1.8           6.50          1/25/03         11,673       25,794

Wayne Hamerling                   9,000             2.5           7.75          4/26/03         19,271       42,583



         The following table sets forth certain information relating to option exercises effected during Fiscal 1998, and the value of options held as of such date by each of the Chief Executive Officer and the four (4) most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1998:


                                    AGGREGATE OPTION EXERCISES FOR FISCAL 1998
                                            AND YEAR END OPTION VALUES


                                                                                               Value(1) of
                                                                                               Unexercised
                                                                                              In-the-Money
                                                                   Number of                   Options at
                                                               Unexercised Options            December 31,
                                                             at December 31, 1998(#)             1998($)
------------------------------------------------------------------------------------------------------------
                              Shares Acquired   Value   ($)        Exercisable/               Exercisable/
          Name                  on Exercise     Realized(2)        Unexercisable              Unexercisable
------------------------------------------------------------------------------------------------------------
Jean Madar                          -0-             -0-             688,500/-0-                142,300/-0-

Philippe Benacin                    -0-             -0-             688,500/-0-                142,300/-0-

Russell Greenberg                   -0-             -0-              57,000/-0-                  9,855/-0-

Bruce Elbilia                       -0-             -0-              60,000/-0-                 11,169/-0-

Wayne C. Hamerling                  -0-             -0-              60,000/-0-                 11,169/-0-

----------

(1) Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the Nasdaq Stock Market of $6.125 on December 31, 1998.

(2) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.


         The following table sets forth certain information regarding repricing of options held by all executive officers of the Company for the last ten (10) years.

                                              10 YEAR OPTION REPRICING

                                                                                                  Length of
                                   Number of                                                       Original
                                   Securities      Market Price                                   Option Term
                                   Underlying      of Stock at     Exercise                        Remaining at
                                   Options         Time of         Price at Time                    Date of
                                   Repriced or     Repricing or    of Repricing    New Exercise    Repricing or
Name                   Date        Amended (#)     Amendment ($)   or Amendment($) Price ($)        Amendment
-----------------------------------------------------------------------------------------------------------------
Jean Madar, Chief      01/26/98    100,000          6.50            7.00            6.50           expired
Executive Officer                                                                                  1/11/98

Jean Madar, Chief      04/27/97     60,000          5.687           7.00            5.687          expired
Executive Officer                                                                                  3/15/97

Jean Madar, Chief      04/27/97     75,000          5.687           6.825           5.687          9/8/97
Executive Officer

Jean Madar, Chief      04/27/97     90,000          5.687           6.833           5.687          10/15/97
Executive Officer

Jean Madar, Chief      04/27/97     70,687          5.687           7.00            5.687          12/11/97
Executive Officer

Jean Madar, Director   02/22/94    100,000         10.00           12.00           10.00           01/11/98
General of Inter
Parfums

Jean Madar, Director   11/01/94    100,000          7.00           10.00            7.00           01/11/98
General of Inter
Parfums

Jean Madar, Director   02/22/94     70,687         10.00           11.36           10.00           12/11/97
General of Inter
Parfums

Jean Madar, Director   11/01/94     70,687          7.00           10.00            7.00           12/11/97
General of Inter
Parfums

Jean Madar, Director   11/01/94     60,000          7.00            8.958           7.00           03/15/97
General of Inter
Parfums

Philippe Benacin,      01/26/98    100,000          6.50            7.00            6.50           expired
President                                                                                          1/11/98

Philippe Benacin,      04/27/97     60,000          5.687           7.00            5.687          expired
President                                                                                          3/15/97

Philippe Benacin,      04/27/97     75,000          5.687           6.825           5.687          9/8/97
President

Philippe Benacin,      04/27/97     90,000          5.687           6.833           5.687          10/15/97
President

Philippe Benacin,      04/27/97     70,687          5.687           7.00            5.687          12/11/97
President

Philippe Benacin,      02/22/94    100,000         10.00           12.00           10.00           01/11/98
Chief Executive
Officer

Philippe Benacin,      11/01/94    100,000          7.00           10.00            7.00           01/11/98
Chief Executive
Officer

Philippe Benacin,      02/22/94     70,687         10.00           11.36           10.00           12/11/97
Chief Executive
Officer

Philippe Benacin,      11/01/94      70,687         7.00           10.00            7.00           12/11/97
Chief Executive
Officer

Philippe Benacin,      11/01/94      60,000         7.00            8.958           7.00           03/15/97
Chief Executive
Officer

Russell Greenberg,     01/26/98       1,500         6.50            7.00            6.50           04/28/98
Executive V.P.

Russell Greenberg,     01/26/98       5,000         6.50            7.00            6.50           10/12/98
Executive V.P.

Russell Greenberg,     04/27/97       6,000         5.687           6.667           5.687          09/9/97
Executive V.P.

Russell Greenberg,     04/27/97       7,500         5.687           7.00            5.687          12/11/97
Executive V.P.

Russell Greenberg,     06/29/92*      7,500         6.667           8.00            6.667          05/31/97
Executive V.P.

Russell Greenberg,     02/22/94       1,500        10.00           12.00           10.00           04/28/98
Executive V.P.

Russell Greenberg,     11/01/94       1,500         7.00           10.00            7.00           04/28/98
Executive V.P.

Russell Greenberg,     02/22/94       7,500        10.00           11.36           10.00           12/11/97
Executive V.P.

Russell Greenberg,     11/01/94       7,500         7.00           10.00            7.00           12/11/97
Executive V.P.

Russell Greenberg,     02/22/94       5,000        10.00           12.00           10.00           10/12/98
Executive V.P.

Russell Greenberg,     11/01/94       5,000         7.00           10.00            7.00           10/12/98
Executive V.P.

Bruce Elbilia,         01/26/98       1,500         6.50            7.00            6.50           04/28/98
Executive V.P.

Bruce Elbilia,         01/26/98       5,000         6.50            7.00            6.50           10/12/98
Executive V.P.

Bruce Elbilia,         04/27/97       9,000         5.687           6.667           5.687          09/9/97
Executive V.P.

Bruce Elbilia,         04/27/97       7,500         5.687           7.00            5.687          12/11/97
Executive V.P.

Bruce Elbilia,         03/06/90**     6,000         2.25            4.4625          2.25           12/18/90
Executive V.P.

Bruce Elbilia,         02/22/94       1,500        10.00           12.00           10.00           04/28/98
Executive V.P.

Bruce Elbilia,         11/01/94       1,500         7.00           10.00            7.00           04/28/98
Executive V.P.

Bruce Elbilia,         02/22/94       7,500        10.00           11.36           10.00           12/11/97
Executive V.P.

Bruce Elbilia,         11/01/94       7,500          7.00           10.00            7.00          12/11/97
Executive V.P.

Bruce Elbilia,         02/22/94       5,000         10.00           12.00           10.00          10/12/98
Executive V.P.

Bruce Elbilia,         11/01/94       5,000          7.00           10.00            7.00          10/12/98
Executive V.P.

Wayne Hamerling,       01/26/98       1,500          6.50            7.00            6.50          04/28/98
Executive V.P.

Wayne Hamerling,       01/26/98       5,000          6.50            7.00            6.50          10/12/98
Executive V.P.

Wayne Hamerling,       04/27/97       9,000          5.687           6.667           5.687         09/9/97
Executive V.P.

Wayne Hamerling,       04/27/97       7,500          5.687           7.00            5.687         12/11/97
Executive V.P.

Wayne Hamerling,       03/06/90**     6,000          2.25            4.4625          2.25          12/18/90
V.P. Sales

Wayne Hamerling,       02/22/94       1,500         10.00           12.00           10.00          04/28/98
Executive V.P.

Wayne Hamerling,       11/01/94       1,500          7.00           10.00            7.00          04/28/98
Executive V.P.

Wayne Hamerling,       02/22/94       7,500         10.00           11.36           10.00          12/11/97
Executive V.P.

Wayne Hamerling,       11/01/94       7,500          7.00           10.00            7.00          12/11/97
Executive V.P.

Wayne Hamerling,       02/22/94       5,000         10.00           12.00           10.00          10/12/98
Executive V.P.

Wayne Hamerling,       11/01/94       5,000          7.00           10.00            7.00          10/12/98
Executive V.P.

Jaime Resnik,          01/26/98       2,500          6.50            7.00            6.50          04/28/98
Executive V.P.

Jaime Resnik,          01/26/98       5,000          6.50            7.00            6.50          10/12/98
Executive V.P.

----------

* The number of shares and the prices have been adjusted to reflect the 3:2 split effected in November 1993.

** The number of shares and the prices have been adjusted to reflect the 1:2.5 reverse split effected in August 1990 and the 3:2 split effected in November 1993.

         In January 1998, the Stock Option Committee of the Board of Directors ("Stock Option Committee"), on recommendation of the Chairman of the Board, canceled and terminated all outstanding options which had exercise prices in excess of the market price, and either expired by January 1998 or were to expire shortly thereafter (collectively the "Out of the Money Options") for its executive officers, and granted nonqualified stock options as replacement options to such executive officers, each exercisable for a five (5) year period at the purchase of $6.50 per share.

         The Stock Committee acknowledged that the market price of the Corporation's Common Stock as quoted on The Nasdaq Stock Market, National Market System has declined substantially, thus negating the intended benefit of the options previously granted with higher exercise prices; and such committee believed that it was in the best interests of the Company to provide the intended incentive to management of the Company by canceling the Out of the Money Options and replacing them with options with exercise prices at the fair market value at such time. During Fiscal 1998 the Stock Option Committee consisted of Jean Levy and Francois Heilbronn.

Employment Agreements

         As part of the acquisition by the Company of the controlling interest in Inter Parfums in 1991, the Company entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of IP Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin is entitled to receive an annual salary of 600,000ff (approximately US$ 100,000) together with 5,000ff per month (approximately US$833) for lodging expenses, both of which are subject to increases in the discretion of the Board of Directors. In addition he is to receive a nonaccountable expense allowance of 1,200ff (approximately US$ 200) per week and reimbursement for all out-of-pocket expenses associated with the acquisition, operation and maintenance of an automobile. The agreement also provides for indemnification and a covenant not to compete for one (1) year after termination of employment.

Compensation of Directors

         Each of Mr. Robert Bensoussan-Torres and Mr. Levy receives $1,000 for each board meeting at which they participate. Mr. Caccamo's firm receives $500 for each board meeting at which he participates.

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

         The 1997 Plan provides for the grant of nonqualified stock options to nonemployee directors to purchase an aggregate of 25,000 shares of Common Stock. Options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date except for Joseph A. Caccamo, who is granted options to purchase 4,000 shares.

         On February 1, 1999, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy and Robert Bensoussan-Torres, and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $6.4375 per share under the 1997 Plan.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

         The following table sets forth information, as of March 15, 1999 with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (b) the executive officers and directors of the Company and (c) the directors and officers of the Company as a group:


         Name and Address                          Amount of Beneficial      Approximate Percent of
       of Beneficial Owner                              Ownership(1)                  Class
---------------------------------------------------------------------------------------------------
            Jean Madar                                       3,429,549(2)            40.0 %
     c/o Inter Parfums, S.A.
 4, Rond Point Des Champs Elysees
       75008 Paris, France

         Philippe Benacin                                    3,281,549(3)            38.2 %
     c/o Inter Parfums, S.A.
 4, Rond Point Des Champs Elysees
       75008 Paris, France

        Russell Greenberg
c/o Jean Philippe Fragrances, Inc.                              90,000(4)             1.2%
         551 Fifth Avenue
        New York, NY 10176

        Francois Heilbronn                                      10,500(5)         Less than 1%
       12 Rue Pierre Leroux
       75007 Paris, France

        Joseph A. Caccamo                                      19,000(4)          Less than 1%
       7509 Ridgefield Lane
       Lake Worth, FL 33467

            Jean Levy                                           5,000(4)          Less than 1%
        29 rue du Colisee
       75008 Paris, France

     Robert Bensoussan-Torres                                   4,000(4)          Less than 1%
      48, Boulevard Raspail
       75006 Paris, France

----------

(1) All shares of Common Stock are directly held with sole voting power and sole power to dispose, unless otherwise stated.

(2) Consists of 2,466,049 shares held directly and options to purchase 963,500 shares.

(3) Consists of 2,318,049 shares held directly and options to purchase 963,500 shares.

(4)  Consists of options to purchase shares of Common Stock.

(5) Consists of 4,500 shares held directly and options to purchase 6,000 shares of Common Stock.

          Bruce Elbilia                                       93,000(4)               1.2%
c/o Jean Philippe Fragrances, Inc.
         551 Fifth Avenue
        New York, NY 10176

        Wayne C. Hamerling                                    93,000(4)               1.2%
c/o Jean Philippe Fragrances, Inc.
         551 Fifth Avenue
        New York, NY 10176

           Jaime Resnik                                       64,500(4)            Less than 1%
c/o Jean Philippe Fragrances, Inc.
         551 Fifth Avenue
        New York, NY 10176

Wellington Management Company, LLP                           516,000(6)               6.8%
75 State Street, Boston, MA 02109

 Dimensional Fund Advisors, Inc.                             522,800(7)               6.9%
   1299 Ocean Avenue, 11th Fl.
      Santa Monica, CA 90401

    All Directors and Officers                             7,090,098(8)              71.5%
      as a Group (10 Persons)

--------

(6) Information is derived forth in a Schedule 13G dated December 31, 1998 of Wellington Management Company, LLP ("Wellington"). Wellington is a registered investment advisor and may be deemed to be the beneficial owner of the shares which are held of record by its clients.

(7) Information is derived forth in a Schedule 13G dated February 11, 1999 of Dimensional Fund Advisor Inc. ("DFA"). DFA may be deemed to be the beneficial owner of the shares which are owned by its advisory clients. DFA disclaims beneficial ownership of all of the shares.

(8) Consists of 4,788,598 shares held directly and options to purchase 2,301,500 shares of Common Stock.


Item 13.  Certain Relationships And Related Transactions

Transactions with French Subsidiaries

         In connection with certain previously reported acquisitions by Inter Parfums in 1993 and 1994, funding for such acquisitions was advanced by Jean Philippe to its direct subsidiary, IP Holdings, which in turn advanced such funds to Inter Parfums, its subsidiary. The advance was carried on the books of IP Holdings as convertible debt.

         In January 1998, the Company, through IP Holdings, exercised its rights to convert the remaining portion of its convertible debt, approximately $4.4 million, into 318,326 additional shares of Inter Parfums bringing the total shares outstanding to 2,209,000. The conversion price was approximately $14 per share while Inter Parfums stock was trading at approximately $32 per share at the time of the conversion.

         In connection with the acquisitions by Inter Parfums of the world-wide rights under the Burberrys License Agreement, the Paul Smith License Agreement and the Brosseau License Agreement, Jean Philippe guaranteed the obligations of Inter Parfums under the Burberrys

License Agreement and the Paul Smith License Agreement and the distribution agreement for Ombre Rose fragrances.

Repurchase of Shares from Officers and Directors

         In February 1998 Joseph A. Caccamo, a Director and principal of Joseph
A. Caccamo Attorney at Law, P.A., general counsel to the Company during Fiscal 1998, exercised an option granted in April 1997 to purchase 7,500 shares of Common Stock at $5.8435 per share. In connection with the Company's stock repurchase program, in February 1998 the Company purchased from Joseph A. Caccamo the 7,500 shares at $7.25 per share, the fair market value at the time of such purchase.

Remuneration of Counsel

         Joseph A. Caccamo, a director of the Company, is the principal of Joseph A. Caccamo Attorney at Law, P.A., which was general counsel to the Company during Fiscal 1998. In Fiscal 1998 Mr. Caccamo was paid an aggregate of $104,324 in legal fees and for reimbursement of disbursements incurred on behalf of the Company. Commencing in January 1999, Mr. Caccamo's new law firm receives a monthly retainer of $7,750 together with reimbursement for expenses. Mr. Caccamo's firm also receives $500 for each board meeting at which he participates.

         On February 1, 1999 in accordance with the terms of the Company's stock option plan, Mr. Caccamo was granted an option with a term of five (5) years to purchase 4,000 shares at $6.4375 per share, the fair market value at the time of grant.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)(1) Financial Statements annexed hereto                             Page No.

         Reports of Independent Auditors-                              F-1

         Consolidated Balance Sheets as at December 31, 1998
         and December 31, 1997                                         F-3

         Consolidated Statements of Income for the Years
         ended December 31, 1998, December 31, 1997 and
         December 31, 1996                                             F-4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Years ended December 31, 1998,
         December 31, 1997 and December 31, 1996                       F-5

         Consolidated Statements of Cash Flows for the
         Years ended December 31, 1998, December 31, 1997
         and December 31, 1996                                         F-6

         Notes to Financial Statements                                 F-7

(a)(2) Financial Statement Schedules annexed hereto:

         Schedule II - Valuation and Qualifying Accounts
           and Reserves                                                F-17

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


         The following documents heretofore filed with the Commission is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990:

Exhibit No. and Description

3.1(a) Certificate of Amendment of the Restated Certificate of Incorporation


         The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 29, 1991), as follows:

Exhibit No. and Description

10.24 Agreement and Plan of Reorganization dated July 29, 1991 among the Company, Jean Madar and Philippe Benacin (as No. 10.1 therein)


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

----------

(1)  Filed in excised form.

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

4.16 1994 Nonemployee Director Supplemental Stock Option Plan (Listed as no.
4.15 therein)

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

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

Exhibit No. and Description

10.65 Asset Repurchase Agreement between Carson, Inc. and Jean Philippe Fragrances, Inc. dated March 27, 1997

11  Statement re: Computation of Earnings Per Share

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997:

Exhibit No. and Description

10.67 Second Modification of Lease made as of the 30th day of April, 1997 between Metropolitan Life Insurance Company as landlord and Jean Philippe Fragrances, Inc. as tenant.

10.68 Amendment I to License Agreement dated September 3, 1997 between Jordache Enterprises, Inc. as Licensor and Jean Philippe Fragrances, Inc. as Licensee.

10.69 Exclusive Licence Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (English translation, excised version)

         The following documents are filed herewith:

3.2 Amended and Restated By-laws

4.17 1997 Nonemployee Director Stock Option Plan

4.18 1999 Stock Option Plan

10.70 Licence Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (excised version)

10.71 Licence Agreement between Christian LaCroix, a division of Group LVMH and Inter Parfums, S.A (English translation, excised version)

10.72 Revolving Credit Agreement dated June 1, 1998 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.


21 List of Subsidiaries

(b)    Reports on Form 8-K:

         A Current Report on Form 8-K (date of event October 6, 1998) was filed during the fourth quarter of Fiscal 1998, reporting items 5 and 7.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Jean Philippe Fragrances, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Jean Philippe Fragrances, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated subsidiaries of the Company, which statements reflect total assets and net sales constituting 64% and 66% of the related consolidated totals for 1998 and 56% and 56% for 1997 and net sales constituting 42% for 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Jean Philippe Fragrances, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits referred to above included Schedule II for each of the years in the three-year period ended December 31, 1998. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulations of the Securities and Exchange Commission.

Richard A. Eisner & Company, LLP

New York, New York
March 9, 1999

With respect to accounts for
foreign subsidiaries
March 17, 1999

                     INTER PARFUMS HOLDING AND SUBSIDIARIES

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Inter Parfums Holding and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums Holding and subsidiaries as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                            Paris, March 17, 1999
                    Cabinet Cauvin, Angleys, Saint-Pierre
                                International

                               Rene Amirkhanian

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands except share and per share data)

                                                       December 31,
                                                  --------------------
                                                    1998         1997
                                                  --------    --------


ASSETS
Current assets:
   Cash and cash equivalents                      $ 23,356    $ 18,722
   Accounts receivable, net of allowances of
      $2,432 and $2,995 in 1998 and 1997,
      respectively (Note E)                         28,014      26,255
   Inventories (Notes A and B)                      21,939      21,707
   Receivables, other                                  617         622
   Other                                             1,085         470
   Deferred tax benefit (Note J)                     1,107       1,115
                                                  --------    --------

        Total current assets                        76,118      68,891

Equipment and leasehold improvements, net
   (Notes A and C)                                   2,988       2,122
Other assets                                           922       1,275
Trademarks and licenses, net (Notes A, D and K)      7,711       7,994
                                                  --------    --------

                                                  $ 87,739    $ 80,282
                                                  ========    ========

LIABILITIES
Current liabilities:
   Loans payable - banks (Note E)                 $  4,172    $  3,063
   Accounts payable                                 14,300      13,854
   Accrued expenses                                  3,892       3,720
   Income taxes payable                              2,864       2,335
   Deferred tax liability (Note J)                   1,291       1,077
                                                  --------    --------

        Total current liabilities                   26,519      24,049
                                                  --------    --------

Long-term debt (Note F)                                200         424
                                                  --------    --------

Minority interest                                    7,340       5,615
                                                  --------    --------

Commitments (Note G)

SHAREHOLDERS' EQUITY (Note H)
Preferred stock, $.001 par value; authorized
   1,000,000 shares; none issued
Common stock, $.001 par value; authorized
   30,000,000 shares; outstanding
   8,462,781 and 8,862,781 shares in 1998
   and 1997, respectively                                8           9
Additional paid-in capital                          20,730      20,686
Retained earnings                                   47,343      42,730
Accumulated other comprehensive income                (812)     (2,369)
Treasury stock, at cost 2,383,203 and
   1,975,703 shares in 1998 and 1997,
   respectively                                    (13,589)    (10,862)
                                                  --------    --------

        Total shareholders' equity                  53,680      50,194
                                                  --------    --------

                                                  $ 87,739    $ 80,282
                                                  ========    ========


See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands except share and per share data)


                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                  1998          1997          1996
                                                             -----------    -----------    -----------


Net sales                                                    $    89,388    $    91,462    $    93,281
Cost of sales                                                     47,417         49,388         51,355
                                                             -----------    -----------    -----------

Gross margin                                                      41,971         42,074         41,926

Selling, general and administrative                               32,944         32,334         32,416
Loss on divestiture of license                                                    1,300
                                                             -----------    -----------    -----------

Income from operations                                             9,027          8,440          9,510
                                                             -----------    -----------    -----------

Other charges (income):
   Interest                                                          471            727            946
   Loss on foreign currency                                          139            242            144
   Interest income                                                  (788)          (705)          (647)
   Loss (gain) on sale of stock of subsidiary                         41              4            (14)
                                                             -----------    -----------    -----------

                                                                    (137)           268            429
                                                             -----------    -----------    -----------

Income before income taxes                                         9,164          8,172          9,081
Income taxes                                                       3,598          2,945          2,795
                                                             -----------    -----------    -----------

Income before minority interest                                    5,566          5,227          6,286
Minority interest in net income of consolidated subsidiary           953            720            628
                                                             -----------    -----------    -----------

Net income                                                   $     4,613    $     4,507    $     5,658
                                                             ===========    ===========    ===========

Net income per share:
   Basic                                                     $      0.53    $      0.48    $      0.57
   Diluted                                                   $      0.52    $      0.48    $      0.57

Weighted average number of shares outstanding:
   Basic                                                       8,707,290      9,299,401      9,871,698
   Diluted                                                     8,898,805      9,397,329      9,984,463


See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)


                                                           Common Stock         Additional
                                                    -----------------------       Paid-in      Retained      Comprehensive
                                                        Shares       Amount       Capital      Earnings          Income
                                                    -------------    ------      ---------    ----------     -------------

Balance - January 1, 1996                              10,009,981     $  10      $  20,610    $   32,565
Comprehensive income:
   Net income                                                                                      5,658        $5,658
   Foreign currency translation adjustments                                                                     (1,291)
                                                                                                           -------------
Total comprehensive income                                                                                      $4,367
                                                                                                           =============

Shares issued upon exercise of stock options               18,000                       76
Purchased treasury shares                                (425,500)
                                                    -------------     -----      ---------    ----------

Balance - December 31, 1996                             9,602,481        10         20,686        38,223
Comprehensive income:
   Net income                                                                                      4,507        $4,507
   Foreign currency translation adjustments                                                                     (2,759)
                                                                                                           -------------
Total comprehensive income                                                                                      $1,748
                                                                                                           =============

Purchased treasury shares                                (739,700)       (1)
                                                    -------------     -----      ---------    ----------

Balance - December 31, 1997                             8,862,781         9         20,686        42,730
Comprehensive income:
   Net income                                                                                      4,613        $4,613
   Foreign currency translation adjustments                                                                      1,557
                                                                                                           -------------
Total comprehensive income                                                                                      $6,170
Shares issued upon exercise of stock options                7,500                       44                 ============
Purchased treasury shares                                (407,500)       (1)
                                                    -------------     -----    -----------    ----------

Balance - December 31, 1998                             8,462,781     $   8      $  20,730    $   47,343
                                                    =============     =====      =========    ==========



                                                      Accumulated
                                                         Other
                                                     Comprehensive         Treasury
                                                        Income               Stock        Total
                                                     -----------          ----------   -----------

Balance - January 1, 1996                                $ 1,681          $   (2,890)     $ 51,976
Comprehensive income:

   Net income                                                                                5,658
   Foreign currency translation adjustments               (1,291)                           (1,291)

Total comprehensive income

Shares issued upon exercise of stock options                                                    76
Purchased treasury shares                                                     (3,053)       (3,053)
                                                     -----------          ----------   -----------

Balance - December 31, 1996                                  390              (5,943)       53,366
Comprehensive income:
   Net income                                                                                4,507
   Foreign currency translation adjustments               (2,759)                           (2,759)

Total comprehensive income
Purchased treasury shares                                                     (4,919)       (4,920)
                                                     -----------          ----------   -----------
Balance - December 31, 1997                               (2,369)            (10,862)       50,194
Comprehensive income:
   Net income                                                                                4,613
   Foreign currency translation adjustments                1,557                             1,557

Total comprehensive income
Shares issued upon exercise of stock options                                                    44
Purchased treasury shares                                                     (2,727)       (2,728)
                                                     -----------          ----------   -----------
Balance - December 31, 1998                            $ (812)            $  (13,589)      $53,680
                                                       ======             ===========   ==========


See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands except share and per share data)

                                                                                                    Year Ended December 31,
                                                                                         ------------------------------------------
                                                                                           1998             1997              1996
                                                                                         --------         --------         --------

Cash flows from operating activities:
   Net income                                                                            $  4,613         $  4,507         $  5,658
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                                       1,401            1,238            1,597
        Noncash portion of loss on divestiture of license                                                      854
        Loss (gain) on sale of stock of subsidiary                                             41                4              (14)
        Minority interest in net income                                                       953              720              628
        Deferred tax provision                                                                165              771              806
        Changes in:
           Accounts receivable                                                               (272)             189           (3,210)
           Inventories                                                                        632               90            1,958
           Other assets                                                                      (144)           1,426             (923)
           Accounts payable and accrued expenses                                             (449)             790              332
           Income taxes payable                                                               419            1,538            1,143
                                                                                         --------         --------         --------

              Net cash provided by operating activities                                     7,359           12,127            7,975
                                                                                         --------         --------         --------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                                        (1,604)          (1,149)            (425)
   Cash portion of trademark and license acquisitions                                         (27)          (1,009)            (177)
   Proceeds from sale of equipment                                                                              50
   Proceeds from sale of trademark                                                                                            2,150

                                                                                         --------         --------         --------
              Net cash (used in) provided by investing activities                          (1,631)          (2,108)           1,548
                                                                                         --------         --------         --------

Cash flows from financing activities:
   Increase (decrease) in loans payable - banks                                               888           (5,574)              54
   Proceeds from sale of stock of subsidiary                                                   60               32
   Purchase of treasury stock                                                              (2,728)          (4,920)          (3,053)
   Proceeds from exercise of options and warrants                                              44                                76
                                                                                         --------         --------         --------
              Net cash used in financing activities                                        (1,736)         (10,462)          (2,923)
                                                                                         --------         --------         --------

Effect of exchange rate changes on cash                                                       642           (1,040)            (599)
                                                                                         --------         --------         --------

Net increase (decrease) in cash and cash equivalents                                        4,634           (1,483)           6,001
Cash and cash equivalents - beginning of year                                              18,722           20,205           14,204
                                                                                         --------         --------         --------

Cash and cash equivalents - end of year                                                  $ 23,356         $ 18,722         $ 20,205
                                                                                         ========         ========         ========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                                          $    560         $    756         $    962
       Income taxes                                                                      $  3,028         $    736         $  1,555


See notes to financial statements

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


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

[5]   Financial instruments:

      The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable and long-term debt approximates fair value as the interest rates on the Company's indebtedness approximates current market rates.

[6]   Euro conversion:

      In January 1999, France adopted the Euro as its common legal currency and established fixed conversion rates between the French currency and the Euro. The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. Conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

[7]   Inventories:

      Inventories are stated at the lower of cost (first-in, first-out) or market.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]   Equipment and leasehold improvements:

      Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method and the declining balance method over the estimated useful asset lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

[9]   Trademarks and licenses:

      Trademarks are stated at cost and are amortized by the straight-line method over 20 years. The cost of licenses acquired is being amortized by the straight-line method over the ten year term of the license.

      The Company reviews trademarks and licenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

[10]  Revenue recognition:

      Revenue is recognized upon shipment of merchandise as sales are final upon shipment to customers. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends.

[11]  Issuance of common stock of subsidiary:

      The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment sold is reflected as a gain or loss in the consolidated statements of income.

[12]  Stock-based compensation:

      During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the option been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[13]  Earnings per share:

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income per share. The impact on the per share amounts previously reported was not significant.

      Basic earnings per share are computed using the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[14]  Recent accounting pronouncements:

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". Adoption of this standard had limited impact on the disclosures in the Company's financial statements, since the Company operates in one business segment (see Note I).

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which addresses the manner in which certain adjustments to shareholders' equity (principally foreign currency translation) are displayed in the financial statements, without affecting reported earnings, assets or capital. Accordingly, comprehensive income is included in the consolidated statement of changes in shareholders' equity.

NOTE B - INVENTORIES

                                                         December 31,
                                                    ----------------------
                                                       1998        1997
                                                    ---------   ----------

         Raw materials and component parts          $   7,571   $   10,567
         Finished goods                                14,368       11,140
                                                    ---------   ----------

                                                    $  21,939   $   21,707
                                                    =========   ==========


NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                         December 31,
                                                    ----------------------
                                                       1998        1997
                                                    ---------   ----------

         Equipment                                  $   5,721   $    4,063
         Leasehold improvements                           382          378
                                                    ---------   ----------
                                                        6,103        4,441
         Less accumulated depreciation and
            amortization                                3,115        2,319
                                                    ---------   ----------
                                                    $   2,988   $    2,122
                                                    =========   ==========

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)

NOTE D - TRADEMARKS AND LICENSES

                                                         December 31,
                                                    ----------------------
                                                       1998        1997
                                                    ---------   ----------

         Trademarks                                 $   7,852   $    7,519
         Licenses                                       2,880        2,704
                                                    ---------   ----------

                                                       10,732       10,223

         Less accumulated amortization                  3,021        2,229
                                                    ---------   ----------
                                                    $   7,711   $    7,994
                                                    =========   ==========


NOTE E - LOANS PAYABLE - BANKS

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        1998        1997
                                                                                     ---------   ----------

         Borrowings under a $12,000 unsecured revolving line of credit.  Due on demand, bearing interest at the bank's prime rate or 1.75%
            above the LIBOR rate                                                     $    250      $    700

         Borrowings by the Company's foreign subsidiaries under a $4,000 credit facility whereby accounts receivable are sold with recourse and accounted for as a collateralized loan and bearing interest at 0.5% above the EURIBOR rate (3% and 3.75% at
            December 31, 1998 and 1997, respectively)                                   1,516         1,411

         Borrowings by the Company's foreign subsidiaries under several bank overdraft facilities bearing interest at 0.6% above the
            EURIBOR rate                                                                2,406           117

         Other borrowings by the Company's foreign subsidiaries                                         835
                                                                                     --------      --------

                                                                                     $  4,172      $  3,063
                                                                                     ========      ========

NOTE F - LONG-TERM DEBT

Long-term debt represents borrowings by a foreign subsidiary of $200, due in 2004. The loan may be converted by the holder into shares of the Company's foreign subsidiary at approximately $14 per share. Interest is payable quarterly at 7% per annum.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE G - COMMITMENTS

[1]   Leases:

      The Company leases its office and warehouse facilities under operating leases expiring through 2003. Rental expense amounted to $1,167 in 1998, $1,255 in 1997 and $1,313 in 1996. Minimum future rental payments are as follows:

                  1999                              $   1,116
                  2000                                  1,125
                  2001                                  1,133
                  2002                                    868
                  2003                                    558
                                                    ---------
                                                    $   4,800
                                                    =========

[2]   License agreements:

      The Company is obligated under a number of license agreements for the use of trademark and rights in connection with the manufacture and sale of its products. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

                 1999                               $      972
                 2000                                    1,918
                 2001                                    2,129
                 2002                                    2,548
                 2003                                    2,844
                 Thereafter                             11,110
                                                    ----------
                                                    $   21,521
                                                    ==========

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

      In November 1995, Inter Parfums, S.A. completed a public offering of 308,000 shares of its common stock at 130 French francs per share. Net proceeds of such offering aggregated 36.5 million French francs or approximately $7.6 million. In connection with such offering, Inter Parfums Holdings, S.A. ("Holdings"), a wholly owned subsidiary of the Company and direct parent of Inter Parfums, S.A. exercised its right to convert a portion of its investment in the convertible debt of Inter Parfums, S.A. into 250,000 shares of capital stock of Inter Parfums, S.A. at 80 French francs per share. As a result of such issuances, the percentage ownership of Inter Parfums, S.A. was reduced from 90.64% to 76.71%.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE H - SHAREHOLDERS' EQUITY  (CONTINUED)

[1]   Issuance of common stock of subsidiary:  (continued)

      In 1996, certain minority stockholders exercised their rights to convert approximately $57,000 of their convertible debt into 4,157 shares of capital stock of Inter Parfums, S.A. (70 French francs per share), and in 1997 certain employees exercised stock options further reducing the Company's percentage ownership interest to 76.41% at December 31, 1997.

      In January 1998, Holdings exercised its right to convert the remaining portion of its investment in Inter Parfums, S.A. convertible debt into 318,000 shares of capital stock of Inter Parfums, S.A. at approximately 80 French francs per share and during 1998, certain minority shareholders exercised their rights to convert approximately $224 of the convertible debt into 16,946 shares of capital stock of Inter Parfums, S.A. Furthermore, 5,486 shares of capital stock of Inter Parfums S.A. were issued as a result of employees exercising stock options. As a result of such issuances, the Company's percentage ownership of Inter Parfums, S.A. was increased from 76.41% to 79% as of December 31, 1998.

      The difference between the Company's share of the offering or conversion proceeds and the carrying amount of the portion of the Company's investment sold is reflected as a gain or loss in the consolidated statements of income. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

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

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income in 1998, 1997 and 1996 would have been approximately $4.3 million, $3.9 million and $5.5 million, or $0.48 per diluted share, $0.42 per diluted share and $0.56 per diluted share, respectively. The weighted average fair values of the options granted during 1998, 1997 and 1996 are estimated as $1.64, $1.38 and $1.43 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 35%, risk-free interest rates at the date of grant 5.40% in 1998, 6.40% in 1997 and 5.80% in 1996, and an expected life of the option of two years.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE H - SHAREHOLDERS' EQUITY  (CONTINUED)

[2]   Stock option plans: (continued)

      A summary of the Company's stock option activity, and related information follows:

                                                                      Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                     1998                      1997                      1996
                                             ---------------------   ------------------------   ----------------------
                                                          Weighted                  Weighted                  Weighted
                                                          Average                    Average                  Average
                                                          Exercise                  Exercise                  Exercise
                                              Options      Price       Options        Price       Options      Price
                                             ---------    --------   ----------     ---------   ----------    --------

       Shares  under option - beginning of
         year                                1,675,800      $ 6.59    1,601,449       $ 7.18     1,541,874     $ 7.23

       Options granted                         375,050        6.79      791,100         5.77       135,875       6.56
       Options exercised                        (7,500)       5.84                                 (18,000)      4.22
       Options cancelled                      (284,150)       7.13     (716,749)        7.00       (58,300)      8.07
                                             ---------               ----------                 ----------

       Shares under options - end of year    1,759,200        6.55    1,675,800         6.59     1,601,449       7.18
                                             =========               ==========                 ==========


      Exercise prices for options outstanding as of December 31, 1998 ranged from $3.84 to $10.50. The weighted average remaining contractual life of those options is four years.

      At December 31, 1998 options for 86,324 shares were available for future grant under the plans.

NOTE I - GEOGRAPHIC AREAS

Information on the Company's operations by geographical areas is as follows:

                                                Year Ended December 31,
                                       ----------------------------------------
                                         1998            1997            1996
                                       --------        --------        --------

Net sales:
    United States                      $ 30,068        $ 38,881        $ 52,592
    Europe                               58,875          50,953          40,015
    South America                           811           2,042           3,038
    Eliminations                           (366)           (414)         (2,364)
                                       --------        --------        --------

                                       $ 89,388        $ 91,462        $ 93,281
                                       ========        ========        ========

Net income:
    United States                      $  1,503        $  2,431        $  3,344
    Europe                                3,609           2,340           1,947
    South America                          (530)           (343)            217
    Eliminations                             31              79             150
                                       --------        --------        --------

                                       $  4,613        $  4,507        $  5,658
                                       ========        ========        ========

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE I - GEOGRAPHIC AREAS  (CONTINUED)

                                                    Year Ended December 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------

Depreciation and amortization expense:
    United States                              $    531    $    584    $    727
    Europe                                          864         653         870
    South America                                     6           1
                                               --------    --------    --------

                                               $  1,401    $  1,238    $  1,597
                                               ========    ========    ========

Interest income:
    United States                              $    376    $    475    $    502
    Europe                                          409         227         327
    South America                                     3           3          11
    Eliminations                                                           (193)
                                               --------    --------    --------

                                               $    788    $    705    $    647
                                               ========    ========    ========

Interest expense:
    United States                              $     50    $     94    $    192
    Europe                                          377         556         881
    South America                                    44          77          66
    Eliminations                                                           (193)
                                               --------    --------    --------

                                               $    471    $    727    $    946
                                               ========    ========    ========

Total assets:
    United States                              $ 41,330    $ 44,289    $ 48,057
    Europe                                       55,893      44,975      46,484
    South America                                   619         589       2,219
    Eliminations                                (10,103)     (9,571)    (11,175)
                                               --------    --------    --------

                                               $ 87,739    $ 80,282    $ 85,585
                                               ========    ========    ========

Additions to long-lived assets:
    United States                              $    455    $    684    $    308
    Europe                                        1,165       1,424         294
    South America                                    11          50
                                               --------    --------    --------

                                               $  1,631    $  2,158    $    602
                                               ========    ========    ========


United States export sales were approximately $10,000, $8,500 and $7,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE J - INCOME TAXES

The components of income before income taxes consist of the following:

                                                  Year Ended December 31,
                                            ------------------------------------
                                             1998           1997           1996
                                            ------         ------         ------

U.S. operations                             $2,304         $3,850         $5,565
Foreign operations                           6,806          4,191          3,281
Eliminations                                    54            131            235
                                            ------         ------         ------

                                            $9,164         $8,172         $9,081
                                            ======         ======         ======

The provision for current and deferred income tax expense (benefit) consists of the following:

                                                   Year Ended December 31,
                                            ------------------------------------
                                              1998           1997         1996
                                            -------        -------       -------

Current:
  Federal                                   $   344        $   765       $ 1,561
  State and local                               105            269           328
  Foreign                                     2,984          1,140           100
                                            -------        -------       -------

                                              3,433          2,174         1,989
                                            -------        -------       -------

Deferred:
  Federal                                       283            310           278
  State and local                                70             76            55
  Foreign                                      (188)           385           473
                                            -------        -------       -------

                                                165            771           806
                                            -------        -------       -------

Total income tax expense                    $ 3,598        $ 2,945       $ 2,795
                                            =======        =======       =======

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 1998, the deferred tax assets consist of approximately
i) $741 relating to accounts receivable and inventory reserves which are not currently deductible for tax purposes and the difference between the book basis and tax basis of fixed assets and intangible assets and ii) $366 relating to the expected benefit from net operating loss carryover of a foreign subsidiary. At December 31, 1998 the deferred tax liability consists of $1,291 primarily relating to the difference between the book basis and tax basis of certain foreign production equipment.

No valuation allowance has been provided on the Company's deferred tax assets as management believes that it is more likely than not that the asset will be realized in reduction of future taxable income.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(in thousands except share and per share data)


NOTE J - INCOME TAXES  (CONTINUED)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                                  Year Ended December 31,
                                               ----------------------------
                                                1998       1997       1996
                                               -----       -----      -----

Statutory rates                                 34.0%       34.0%      34.0%
State and local taxes, net of federal
   benefit                                       1.3         2.8        2.8
Reduction of valuation reserve on
   deferred tax asset                                                  (7.2)
Effect of foreign tax rate in excess
   of U.S. statutory rates                       4.0

Other                                                       (0.8)       1.2
                                               -----       -----      -----
Effective rates                                 39.3%       36.0%      30.8%
                                               =====       =====      =====


NOTE K - OTHER MATTERS

[1] On March 27, 1997 Chesebrough Ponds, the licensor of the Cutex trademark, entered into an agreement to sell the Cutex trademarks to Carson, Inc. At the request of Carson, Inc., the Company agreed to relinquish its Cutex nail and lip product license. In connection with the transaction, all of the Company's Cutex inventory was sold to Carson, Inc. and certain liabilities were assumed by Carson, Inc. These transactions closed simultaneously on April 30, 1997. The company incurred a pre-tax charge of approximately $1,300,000 in the first quarter of 1997 due to the write-off of intangible assets and other expenses relating to the relinquishment of the Cutex license.

[2] Subsequent to December 31, 1998, the Company purchased an additional 848,200 shares of its capital stock for treasury at an average price of $6.50 per share.

[3] Inter Parfums, S.A. ("Inter Parfums") is a party to a litigation with Jean Charles Brosseau S.A. ("Brosseau"), the Licensor of the Ombre Rose trademark. The licensor is claiming damages and is seeking termination of the license agreement. Inter Parfums vigorously and categorically denies the claims of Brosseau, and believes it has meritorious defenses to its claims. Further, Inter Parfums has received a letter from its special litigation counsel that in its opinion, the entry of any substantial judgement against Inter Parfums in such action is unlikely. As of December 31, 1998, the remaining unamortized portion of the license agreement is approximately $750,000.

JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts and Reserves
(in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                            Column A                                  Column B                      Column C
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Additions
                                                                                   -------------------------------------------
                                                                      Balance            (1)                       (2)
                                                                                   -------------------------------------------
                                                                         at                                     Charged to
                                                                     Beginning       Charged to                   Other
                                                                         of           Costs and                 Accounts -
                           Description                                 Period         Expenses                   Describe
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
    Allowances for sales returns and doubtful accounts               $ 2,995           $1,597
                                                                     =======           ======

Year ended December 31, 1997:
    Allowances for sales returns and doubtful accounts               $ 2,787           $1,453
                                                                     =======           ======

Year ended December 31, 1996:
    Allowances for sales returns and doubtful accounts               $ 4,208           $1,133
                                                                     =======           ======




----------------------------------------------------------------------------------------------------------------------
                            Column A                                            Column D                  Column E
----------------------------------------------------------------------------------------------------------------------


                                                                                                          Balance
                                                                                                             at
                                                                              Deductions -                 End of
                           Description                                          Describe                   Period
----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
    Allowances for sales returns and doubtful accounts                      $  2,160    (a)               $2,432
                                                                            ========                      ======

Year ended December 31, 1997:
    Allowances for sales returns and doubtful accounts                      $  1,245    (a)               $ 2,995
                                                                            ========                      =======

Year ended December 31, 1996:
    Allowances for sales returns and doubtful accounts                      $  2,554    (a)               $ 2,787
                                                                            ========                      =======

----------

(a)   Write off of bad debts and sales returns.



See notes to financial statements

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

                                    Date: March 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                                    Date
---------                           -----                                    ----

/s/ Jean Madar
----------------------------
Jean Madar                          Chairman of the
                                    Board of Directors and
                                    Chief Executive Officer            March 24, 1999


/s/ Russell Greenberg
----------------------------
Russell Greenberg                   Chief Financial and
                                    Accounting Officer and
                                    Director                           March 24, 1999


____________________________
Philippe Benacin                    Director                           March __, 1999

/s/ Francois Heilbronn
----------------------------
Francois Heilbronn                  Director                           March 29, 1999


/s/ Joseph A. Caccamo
----------------------------
Joseph A. Caccamo                   Director                           March 25, 1999


____________________________
Jean Levy                           Director                           March __, 1999


/s/ Robert Bensoussan-Torres
----------------------------
Robert Bensoussan-Torres            Director                           March 24, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          EXHIBITS AND EXHIBIT INDEX TO
                               REPORT ON FORM 10-K

(Mark one)

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . --------------
--------------

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

     The  following   documents   heretofore   filed  with  the   Commission  is
incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990:

Exhibit No. and Description

3.1(a) Certificate of Amendment of the Restated Certificate of Incorporation

     The following document heretofore filed with the Commission is incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 29, 1991), as follows:

Exhibit No. and Description

10.24 Agreement and Plan of Reorganization dated July 29, 1991 among the Company, Jean Madar and Philippe Benacin (as No. 10.1 therein)

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


[FN]
----------
1    Filed in excised form.

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

4.16 1994  Nonemployee  Director  Supplemental  Stock Option Plan (Listed as no.
4.15 therein)

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

1997:

Exhibit No. and Description

10.67 Second Modification of Lease made as of the 30th day of April, 1997 between Metropolitan Life Insurance Company as landlord and Jean Philippe Fragrances, Inc. as tenant.

10.68 Amendment I to License Agreement dated September 3, 1997 between Jordache Enterprises, Inc. as Licensor and Jean Philippe Fragrances, Inc. as Licensee.

10.69 Exclusive Licence Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (English translation, excised version)

The following documents are filed herewith:

Exhibit No. and Description                                            Page No.

3.2  Amended and Restated By-laws                                         _____

4.17 1997 Nonemployee Director Stock Option Plan                          _____

4.18 1998 Stock Option Plan                                               _____

4.19 1999 Stock Option Plan                                               _____

10.70 Licence Agreement among Paul Smith Limited,
Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc.
(excised version)

10.71 Licence Agreement between Christian LaCroix, a
division of Group LVMH and
Inter Parfums, S.A
(English translation, excised version)                                    _____

10.72 Revolving Credit Agreement dated  June 1, 1998
among Republic National Bank of New York, Jean
Philippe Fragrances, Inc. and Elite Parfums, Ltd.                         _____

21 List of Subsidiaries                                                   _____

     Litigation has been commenced against Inter Parfums regarding the Ombre Rose fragrance license in the French Commercial Court of Paris in February 1997 by the licensor, Jean Charles Brosseau, S.A. ("Brosseau"). Inter Parfums thereupon asserted claims against Brosseau for $300,000 for interference with its distributors. In response, Brosseau then claimed damages of approximately $7 million against Inter Parfums, allegedly for the decreased value of his fragrance brands.

     Inter Parfums vigorously and categorically denies the claims of Brosseau, and believes that it has meritorious defenses to its claims. Further, Inter Parfums has received a letter from its special litigation counsel that in its opinion, the likelihood of the entry of any substantial judgment against Inter Parfums in such action is remote. Based upon the foregoing, management does not believe that such litigation will have any material adverse effect upon the financial condition or operations of the Company. A hearing was held on March 15, 1999 before the French Commercial Court of Paris, and the action is still pending. As of December 31, 1998, the remaining unamortized portion of the license agreement is approximately $750,000.