Form 10-Q
period 1999-03-31
JEAN PHILIPPE FRAGRANCES INC
filed 1999-05-14
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

                   551 Fifth Avenue, New York, New York 10176
          -------------------------------------------------------------
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

At May 7, 1999 there were 7,417,581 shares of common stock, par value $.001 per share, outstanding.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I.   Financial Information

         Item 1.      Financial Statements                                    1

                      Consolidated Balance Sheets as
                      of March 31, 1999 (unaudited)
                      and December 31, 1998 (audited)                         2

                      Consolidated Statements of
                      Income for the Three Months Ended
                      March 31, 1999 (unaudited) and
                      March 31, 1998 (unaudited)                              3

                      Consolidated Statements of
                      Cash Flows for the Three Months
                      Ended March 31, 1999 (unaudited) and
                      March 31, 1998 (unaudited)                              4

                      Notes to Unaudited Financial
                      Statements                                              5

         Item 2.      Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                               7

Part II.  Other Information                                                  11

Signatures                                                                   11

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Part I.    Financial Information

Item 1.    Financial Statements

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 included in the Company's annual report filed on Form 10-K.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                    March 31,              December 31,
                                                                                      1999                    1998
                                                                                ----------------        ----------------
Current assets:
                              Cash and cash equivalents                             $19,328,874             $23,355,915
                              Accounts receivable, net                               25,464,613              28,013,811
                              Inventories                                            21,221,154              21,938,972
                              Receivables, other                                      1,490,702                 617,110
                              Other                                                   1,251,539               1,084,512
                              Deferred tax benefit                                    1,053,957               1,107,285
                                                                                ---------------         ---------------

                                   Total current assets                              69,810,839              76,117,605

Equipment and leasehold                                                               2,761,566               2,988,365
improvements, net

Other assets                                                                            764,053                 921,849


Intangible assets, net                                                                7,049,260               7,710,910
                                                                                ---------------         ---------------

                                                                                    $80,385,718             $87,738,729
                                                                                ===============         ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

                              Loans payable, banks                                   $4,037,011              $4,171,558

                              Accounts payable and accrued expenses                  17,679,006              18,192,388
                              Income taxes payable                                    4,354,354               4,155,305
                                                                                ---------------         ---------------

                                   Total current liabilities                         26,070,371              26,519,251
                                                                                ---------------         ---------------

Long-term debt                                                                          183,780                 199,929
                                                                                ---------------         ---------------

Minority interests                                                                    6,976,946               7,339,559
                                                                                ---------------         ---------------

Shareholders' equity:

                              Common stock, $.001 par; authorized 30,000,000
                                  shares; outstanding 7,614,581 and 8,462,781
                                  shares at March 31, 1999 and
                                  December 31, 1998, respectively                         7,615                   8,463
                              Additional paid-in capital                             20,729,692              20,729,692
                              Retained earnings                                      48,499,684              47,342,754
                              Accumulated other comprehensive income                 (2,978,534)               (811,884)
                              Treasury stock, at cost, 3,231,403 and
                                  2,383,203 shares at March 31, 1999 and
                                  December 31, 1998, respectively                    (19,103,836)            (13,589,035)
                                                                                ---------------         ---------------

                                                                                     47,154,621              53,679,990
                                                                                ---------------         ---------------

                                                                                    $80,385,718             $87,738,729
                                                                                ===============         ===============


See notes to financial
statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                1999                         1998
                                                                          ---------------               --------------

Net sales                                                                    $19,583,551                  $20,806,102

Cost of sales                                                                 10,099,031                   10,901,884
                                                                          --------------                -------------

Gross margin                                                                   9,484,520                    9,904,218

Selling, general and
administrative                                                                 7,133,969                    7,286,003
                                                                          --------------                -------------

Income from operations                                                         2,350,551                    2,618,215
                                                                          --------------                -------------

Other charges (income):

                                Interest                                         105,852                      121,366
                                Loss on foreign currency                          68,464                       43,679
                                Interest and dividend (income)                  (199,335)                    (205,180)
                                Loss on sale of stock of subsidiary, net                                       17,564

                                                                          --------------                -------------

                                                                                 (25,019)                     (22,571)
                                                                          --------------                -------------

Income before income taxes                                                     2,375,570                    2,640,786

Income taxes                                                                     977,956                    1,190,215
                                                                          --------------                -------------

Net income before minority
  interest                                                                     1,397,614                    1,450,571

Minority interest in net
  income of consolidated
  subsidiary                                                                     240,684                      228,496
                                                                          --------------                -------------

Net income                                                                    $1,156,930                   $1,222,075
                                                                          ==============                =============

Net income per common share:

                                Basic                                              $0.15                        $0.14
                                Diluted                                            $0.15                        $0.14
                                                                          ==============                =============

Number of common shares
outstanding:

                                Basic                                          7,888,373                    8,825,731
                                Diluted                                        7,975,223                    9,019,620
                                                                          ==============                =============


See notes to financial
statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                               1999                     1998
                                                                                        ----------------          ----------------
Operating activities:
                                  Net income                                               $1,156,930               $1,222,075
                                  Adjustments to reconcile net income to
                                     net cash provided by operating activities:
                                       Depreciation and amortization                          414,990                  299,734
                                       Loss on sale of stock of subsidiary                                              17,564
                                       Minority interest in net income                        240,684                  228,496
                                  Increase (decrease) in cash from changes in:
                                     Accounts receivable                                    1,088,775                 (241,285)
                                     Inventories                                             (506,585)              (3,157,123)
                                     Other assets                                            (980,840)                (704,761)
                                     Deferred tax benefit                                      27,209                   60,207
                                     Accounts payable                                         441,162                1,582,965
                                     Income taxes payable                                     481,876                  817,542
                                                                                        -------------            -------------

                                            Net cash provided by operating activities       2,364,201                  125,414
                                                                                        -------------            -------------

Investing activities:

                                  Purchase of equipment and leasehold improvements           (139,344)                (330,181)
                                  Trademark and license acquisitions                           (1,700)                  (5,542)


                                                                                        -------------            -------------

                                            Net cash (used in) investing activities          (141,044)                (335,723)
                                                                                        -------------            -------------

Financing activities:

                                  Increase in loan payable, bank                              192,308                  660,243



                                  Proceeds from exercise of options and warrants                                        43,827
                                  Purchase of treasury stock                               (5,515,649)                (402,188)
                                                                                        -------------            -------------

                                            Net cash provided by (used in) financing       (5,323,341)                 301,882
                                  activities

                                                                                        -------------            -------------

Effect of exchange rate changes
on cash                                                                                      (926,857)                (263,928)
                                                                                        -------------            -------------

Increase (decrease) in cash and                                                            (4,027,041)                (172,355)
cash equivalents

Cash and cash equivalents at
beginning of period                                                                        23,355,915               18,721,525
                                                                                        -------------            -------------

Cash and cash equivalents at end
of period                                                                                 $19,328,874              $18,549,170
                                                                                        =============           ==============


Supplemental disclosure of cash
flows information:

                                  Cash paid during the period for:

                                       Interest                                              $113,000                 $244,000
                                       Income taxes                                          $467,000                  312,000

See notes to financial
statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements


1.       Significant Accounting Policies:

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1998.

2.       Comprehensive Income:

         Comprehensive income (loss) aggregated ($1,009,720) and $482,414 for the three months ended March 31, 1999 and 1998, respectively, as a result of foreign currency translation adjustments.

3.       Geographic areas:

         Information on the Company's operations by geographic areas is as follows:

                                    Three months ended      Three months ended
                                      March 31, 1999          March 31, 1998
                                      --------------          --------------
         Net sales:
            United States                $   6,326,328           $   8,094,195
            Europe                          13,282,222              12,720,453
            South America                                               85,414
            Eliminations                       (25,000)                (93,961)
                                         -------------           -------------
                                         $  19,583,550           $  20,806,101
                                         =============           =============
         Net Income:
            United States                $     288,664           $     530,595
            Europe                             905,641                 903,480
            South America                      (37,375)               (212,000)
                                         -------------           -------------
                                         $   1,156,930           $   1,222,075
                                         =============           =============

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements

4.       Earnings Per Share:

         Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

5.       Inventories:

         Inventories consist of the following:

                                                    March 31, 1999     December 31, 1998
                                                    --------------     -----------------

         Raw materials and component parts          $  8,678,580          $  7,570,613
         Finished Goods                               12,542,574            14,368,359
                                                    ------------          ------------
                                                    $ 21,221,154          $ 21,938,972
                                                    ============          ============

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

The Company is a leading manufacturer and distributor of fragrances, cosmetics and personal care products, where innovation, diversity and commitment to creating quality products for sale at intelligent prices are achieved.

Jean Philippe Fragrances, Inc. and its French subsidiary Inter Parfums, S.A. ("Inter Parfums"), specialize in prestige perfumes (60% of net sales for the three months ended March 31, 1999) and consumer perfumes and cosmetics:

o Prestige products -- For each prestige brand, owned or licensed, the Company develops an original concept for the perfume consistent with world market trends;

o Consumer products -- Jean Philippe Fragrances designs, markets and distributes inexpensive fragrances and personal care products including alternative designer fragrances and mass market cosmetics. Inter Parfums designs, markets and distributes a broad range of inexpensive fragrances, highlighting the "Made in France" label.

         Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

Net sales aggregated $19.6 million in 1999, as compared to $20.8 million in 1998. Sales generated by the Company's French subsidiary, Inter Parfums, increased 4.4% in 1999; however, at comparable foreign currency exchange rates, sales by Inter Parfums were virtually unchanged in 1999 as compared to 1998. The Company's prestige fragrance lines increased 8.5% while its consumer products line decreased 21.5%.

The increase in sales of prestige fragrances reflects expanded distribution of the S.T. Dupont fragrance line which was launched in September 1998 and the continued success of the Burberry fragrance line. While several new prestige fragrance projects are on the drawing board, most have target launch dates in the year 2000. These projects include, the launch of the Company's Paul Smith fragrance line, two new perfume lines under the Burberry trade name, as well as two new perfume lines under the S.T. Dupont trade name.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


In March 1999, the Company entered into an exclusive license agreement with the Christian Lacroix Company (a division of Group LVMH). This new association, with a prestigious fashion label, will further strengthen our position in prestige fragrance distribution. The first Christian Lacroix product line is expected to be launched internationally at the end of 1999, on the basis of a project currently under development. Management is also actively pursuing new license agreements to build upon the strength of its existing portfolio.

The success of the Company's prestige fragrance lines was mitigated by sales declines in its consumer products lines, including the domestic alternative designer fragrances. Net sales generated by domestic operations decreased 22% in the 1999 period. The economic situation in Eastern Europe, Brazil and other Latin American countries continues to affect sales in these territories. In addition, the market for alternative designer fragrances is very price sensitive and the consolidation of customers through numerous announced mergers of mass market customers is also affecting sales as customers reduce inventory levels and eliminate duplicate vendors. This trend is expected to continue throughout 1999 and is affecting the entire industry.

In an attempt to combat the negative impact of this industry-wide trend, in January 1999 the Company introduced its newest consumer products line, "Parfums Deja New." Parfums Deja New was conceived, designed and created entirely in-house, and is produced domestically. This line, which consists of an original fragrance, unique packaging and premium ingredients, has a suggested retail price of $15.00 to $35.00. It was created to capitalize on a recent developing trend in the fragrance market, the blurring of the distinction between prestige and mass market products. Initial orders have exceeded original expectations and management expects this line to contribute positively to sales and earnings in 1999. However, for the three month period ended March 31, 1999, sales generated by Parfums Deja New did not fully compensate for sales declines in the Company's other consumer product lines.

Gross profit margin increased to 48.4% of net sales in 1999, as compared to 47.6% of net sales in 1998. The Company's prestige fragrance lines generate a slightly higher gross profit margin than the Company's consumer product lines. Sales of the Company's prestige line products continue to experience solid growth, and therefore, represent a greater portion of the Company's overall sales.

Selling, general and administrative expenses aggregated $7.1 million and $7.3 million in 1999 and 1998, respectively, and represented 36% of net sales in 1999 and 35% of net sales in 1998. Domestic selling, general and administrative expenses declined to $2.3 million in 1999 as compared to $2.9 million in 1998 and as a percentage of net sales, was 36% for both periods.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


Selling, general and administrative expenses incurred by Inter Parfums increased to $4.8 million or 36% of net sales in 1999 as compared to $4.4 million or 35% of net sales in 1998. Such increase is the result of expenses incurred to support the Company's growing portfolio of prestige fragrance brands in an effort to build upon each brand's awareness.

Interest expense aggregated $0.1 million in 1999 which was slightly below 1998 levels. The Company uses its credit lines, as needed, to finance working capital needs. As a result of profitable operating results and positive cash flow, overall borrowing levels continue to decline.

The Company incurred a loss on foreign currency of $0.07 million in 1999 as compared to a loss of $0.04 million in 1998. On occasion, the Company enters into foreign currency forward exchange contracts as a hedge for short-term inter company borrowings, and for receivables to be collected in a foreign currency.

The Company's effective income tax rate was 41% in 1999, as compared to 45% in 1998. The 1998 rate was negatively impacted by losses from the Company's Brazilian subsidiary for which no tax benefit could be recognized at the time. The Company made its decision to close its Brazilian subsidiary during the second half of 1998, and simultaneously with that decision, the Company was able to recognize the expected tax benefit.

Net income was $1.2 million or $0.15 per diluted share in 1999 as compared to $1.2 million or $0.14 per diluted share in 1998.

The weighted average shares outstanding declined 10.6% to 7.9 million in 1999, as compared to 8.8 million in 1998. On a diluted basis, average shares outstanding was 8.0 million in 1999 and 9.0 million in 1998. Such decline is the result of the Company's ongoing stock buyback program.

         Liquidity and Capital Resources

As a result of continued profitable operating results, the Company's financial position remains very strong. At March 31, 1999, working capital aggregated $44 million with a working capital ratio of almost 3 to 1. The Company had cash and cash equivalents on hand of $19 million, its net book value aggregated $6.19 per outstanding share as of March 31, 1999 and the Company had virtually no long-term debt.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES


The Company is confident in the long-term growth potential of its business. As such, it consistently uses its common stock repurchase program in an effort to increase shareholder value. The Company's net asset value per share is $6.19. Furthermore, the market value of the Company's investment in its publically traded French subsidiary, Inter Parfums, presently represents approximately $7.85 per share of the Company's outstanding common stock. Therefore, during the three month period ended March 31, 1999, the Company continued to repurchase its shares. During such period the Company repurchased 848,200 shares of its common stock at an average purchase price of $6.50.

Since the inception of the repurchase program, which began in 1995, the Company repurchased 2.94 million shares of its common stock, or approximately 28% of outstanding shares, at an average price of $6.92 per share, bringing total shares outstanding to its present level of 7.42 million.

The Company's short-term financing requirements are expected to be met by available cash at March 31, 1999, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1999 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $2.4 million for the three months ended March 31, 1999 as compared to $0.1 million for the corresponding period of the prior year. Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs, investments in new ventures, as well as to finance the Company's stock repurchase program.

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

In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency ("the Euro"). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002. The introduction of the Euro and the phasing out of the other currencies will not have a material impact on the Company's consolidated financial statements.

                 JEAN PHILIPPE FRAGRANCES, INC. AND SUBSIDIARIES

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the three months ended March 31, 1999.

Statements included herein which are not historical in nature are forward looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Such factors include changes in product acceptance by consumers, effectiveness of sales and marketing efforts and competition. Given these uncertainties, persons are cautioned not to place undue reliance on the forward looking statements.

Part II.       Other Information

               Items 1, 2, 3, 4, 5 and 6 are omitted as they are either not applicable or have been included in Part I.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May 1999.

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