Form 10-Q
period 1999-06-30
INTER PARFUMS INC
filed 1999-08-06
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1999.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from___________to ________.

                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
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

                                 (212) 983-2640
              (Registrants telephone number, including area code:)

                         JEAN PHILIPPE FRAGRANCES, INC.
              (Former name, former address and former fiscal year,
                         if changed from last report.)

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

At August 5, 1999 there were 7,423,581 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I.  Financial Information

         Item 1.  Financial Statements                                      1

                  Consolidated Balance Sheets as
                  of June 30, 1999 (unaudited)
                  and December 31, 1998 (audited)                           2

                  Consolidated Statements of
                  Income for the Three Month and
                  Six Month Periods Ended
                  June 30, 1999 (unaudited) and
                  June 30, 1998 (unaudited)                                 3

                  Consolidated Statements of
                  Cash Flows for the Six
                  Month Periods Ended
                  June 30, 1999 (unaudited) and
                  June 30, 1998 (unaudited)                                 4

                  Notes to Unaudited Financial
                  Statements                                                5

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                 6

Part II. Other Information                                                 11

         Item 2.  Changes in Securities and Use of Proceeds                11

         Item 4.  Submission of Matters to a Vote of Security Holders      12

         Item 6.  Exhibits and Reports on Form 8-K                         13

Signatures                                                                 13

                      INTER PARFUMS, INC. AND SUBSIDIARIES

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

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     INTER PARFUMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                      June 30,    December 31,
                                                        1999          1998
                                                      ---------   ------------

Current assets:
        Cash and cash equivalents                    $17,691,434   $23,355,915
        Accounts receivable, net                      26,492,758    28,013,811
        Inventories                                   19,677,159    21,938,972
        Receivables, other                               969,279       617,110
        Other                                          1,164,017     1,084,512
        Deferred tax benefit                           1,021,735     1,107,285
                                                     -----------   -----------

             Total current assets                     67,016,382    76,117,605

Equipment and leasehold improvements, net              2,722,587     2,988,365

Other assets                                             624,805       921,849

Intangible assets, net                                 7,001,827     7,710,910
                                                     -----------   -----------

                                                     $77,365,601   $87,738,729
                                                     ===========   ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Loans payable, banks                         $ 5,101,211   $ 4,171,558
        Accounts payable                              16,759,230    18,192,388
        Income taxes payable                           2,317,234     4,155,305
                                                     -----------   -----------

             Total current liabilities                24,177,675    26,519,251
                                                     -----------   -----------

Long-term debt, less current portion                      58,758       199,929
                                                     -----------   -----------

Minority interests                                     7,138,356     7,339,559
                                                     -----------   -----------

Shareholders' equity:
   Common stock, $.001 par; authorized
       30,000,000 shares; outstanding 7,423,581
       and 8,462,781 shares at June 30, 1999 and
       December 31, 1998, respectively                     7,424         8,463
   Additional paid-in capital                         20,752,686    20,729,692
   Retained earnings                                  49,491,303    47,342,754
   Foreign currency translation adjustment            (3,911,915)     (811,884)
   Treasury stock, at cost, 3,428,403 and
       2,383,203 shares at June 30, 1999 and
       December 31, 1998, respectively               (20,348,686)  (13,589,035)
                                                     -----------   -----------

                                                      45,990,812    53,679,990
                                                     -----------   -----------

                                                     $77,365,601   $87,738,729
                                                     ===========   ===========


See notes to financial statements.

                     INTER PARFUMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
                                                       1999         1998          1999         1998
                                                   -----------   -----------   -----------   ------------
Net sales                                          $22,192,297   $24,093,204   $41,775,848   $44,899,306

Cost of sales                                       11,740,839    12,840,178    21,839,870    23,742,062
                                                   -----------   -----------   -----------   -----------

Gross margin                                        10,451,458    11,253,026    19,935,978    21,157,244

Selling, general and administrative                  8,259,920     9,103,503    15,393,889    16,389,506
                                                   -----------   -----------   -----------   -----------

Income from operations                               2,191,538     2,149,523     4,542,089     4,767,738
                                                   -----------   -----------   -----------   -----------

Other charges (income):
      Interest                                          83,620       115,890       189,472       237,256
      Loss on foreign currency                          48,342        53,248       116,806        96,927
      Interest and dividend (income)                  (145,925)     (220,983)     (345,260)     (426,163)
      Loss on sale of stock of subsidiary, net          26,214        18,274        26,214        35,838
                                                   -----------   -----------   -----------   -----------

                                                        12,251       (33,571)      (12,768)      (56,142)
                                                   -----------   -----------   -----------   -----------

Income before income taxes                           2,179,287     2,183,094     4,554,857     4,823,880

Income taxes                                           845,704       785,191     1,823,660     1,975,406
                                                   -----------   -----------   -----------   -----------

Net income before minority interest                  1,333,583     1,397,903     2,731,197     2,848,474

Minority interest in net income
      of consolidated subsidiary                       249,593       239,877       490,277       468,373
                                                   -----------   -----------   -----------   -----------

Net income                                         $ 1,083,990   $ 1,158,026   $ 2,240,920   $ 2,380,101
                                                   ===========   ===========   ===========   ===========

Net income per common share:
      Basic                                        $      0.15   $      0.13   $      0.29   $      0.27
      Diluted                                      $      0.14   $      0.13   $      0.28   $      0.26
                                                   ===========   ===========   ===========   ===========


Number of common shares outstanding:
      Basic                                          7,433,152     8,799,927     7,660,763     8,815,204
      Diluted                                        7,856,022     9,151,554     7,915,623     9,087,962
                                                   ===========   ===========   ===========   ===========






See notes to financial statements.

                     INTER PARFUMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six months ended
                                                                                   June 30,
                                                                              1999          1998
                                                                          -----------   ------------
Operating activities:
          Net income                                                      $ 2,240,920   $ 2,380,101
          Adjustments to reconcile net income to
             net cash provided by (used in) operating activities:
               Depreciation and amortization                                  788,777       655,437
               Gain on sale of stock of subsidiary                             26,214        35,838
               Minority interest in net income                                490,277       468,373
          Increase (decrease) in cash from changes in:
             Accounts receivable                                             (754,800)   (3,211,207)
             Inventories                                                      583,967    (2,843,265)
             Other assets                                                    (271,490)       44,471
             Deferred tax benefit                                              49,869      (625,477)
             Accounts payable                                                  23,478       914,565
             Income taxes payable                                          (1,545,515)      431,500
                                                                          -----------   -----------

                    Net cash provided by (used in) operating activites      1,631,697    (1,749,664)
                                                                          -----------   -----------

Investing activities:
          Purchase of equipment and leasehold improvements                   (364,352)     (764,115)
          Trademark and license acquisitions                                 (336,001)      (18,020)
                                                                          -----------   -----------

                    Net cash (used in) investing activities                  (700,353)     (782,135)
                                                                          -----------   -----------

Financing activities:
          Increase (decrease) in loan payable, bank                         1,464,892     3,778,406
          Proceeds from sale of stock of subsidiary                            31,192        58,134
          Proceeds from exercise of options and warrants                       23,000        43,827
          Dividends paid                                                      (92,371)
          Purchase of treasury stock                                       (6,760,696)     (787,431)
                                                                          -----------   -----------

                    Net cash provided by (used in) financing activities    (5,333,983)    3,092,936
                                                                          -----------   -----------

Effect of exchange rate changes on cash                                    (1,261,842)      (77,362)
                                                                          -----------   -----------

Increase in cash and cash equivalents                                      (5,664,481)     (483,775)

Cash and cash equivalents at beginning of period                           23,355,915    18,721,525
                                                                          -----------   -----------

Cash and cash equivalents at end of period                                $17,691,434   $19,205,300
                                                                          ===========   ===========


Supplemental disclosure of cash flows information:

          Cash paid during the period for:
               Interest                                                   $   189,000   $   255,000
               Income taxes                                                 3,116,000     1,552,000




See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

   The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1998.

2. COMPREHENSIVE INCOME:

   Comprehensive income (loss) aggregated ($ 859,720) and ($ 202,065) for the six months ended June 30, 1999 and 1998, respectively, as a result of foreign currency translation adjustments.

3. GEOGRAPHIC AREAS:

   Information on the Company's operations by geographic areas is as follows:

                       Six Months Ended    Six Months Ended
                        June 30, 1999       June 30, 1998
                       ----------------    ----------------
   Net sales:
      United States      $12,332,884         $16,014,787
      Europe              29,492,964          28,786,788
      South America                              391,628
      Eliminations           (50,000)           (293,896)
                         -----------         -----------
                         $41,775,848         $44,899,307
                         ===========         ===========
   Net Income:
      United States      $   453,401         $   924,716
      Europe               1,824,894           1,803,138
      South America          (37,375)           (212,000)
      Eliminations                               (21,857)
                         -----------         -----------
                         $ 2,240,920         $ 2,380,101
                         ===========         ===========

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE:

   Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

5. INVENTORIES:

   Inventories consist of the following:

                                        June 30, 1999   December 31, 1998
                                        -------------   -----------------
   Raw materials and component parts     $ 7,327,161       $ 7,570,613
   Finished goods                         12,349,998        14,368,359
                                         -----------       -----------
                                         $19,677,159       $21,938,972
                                         ===========       ===========

                      INTER PARFUMS, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading manufacturer and distributor of fragrances, cosmetics and personal care products, where innovation, diversity and commitment to creating quality products for sale at intelligent prices are achieved.

The Company and its French subsidiary Inter Parfums, S.A., specialize in prestige perfumes (63% of net sales for the six months ended June 30, 1999) and consumer perfumes and cosmetics:

o Prestige products -- For each prestige brand, owned or licensed, the Company develops an original concept for the perfume consistent with world market trends;

o Consumer products -- Domestically, the Company designs, markets and distributes inexpensive fragrances and personal care products including alternative designer fragrances and mass market cosmetics. Inter Parfums S.A. designs, markets and distributes a broad range of inexpensive fragrances, highlighting the "Made in France" label.

     THREE AND SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

Net sales for the three months ended June 30, 1999 was $22.2 million, as compared to $24.1 million for the corresponding period of the prior year. Net sales for the six months ended June 30, 1999 was $41.8 million, as compared to $44.9 million for the corresponding period of the prior year. Sales generated by the Company's French subsidiary, Inter Parfums, S.A., increased 3% for the six months ended June 30, 1999, as compared to the corresponding period of the prior year. There was no material effect of foreign currency exchange rates during the period. Sales within the Company's prestige fragrance lines increased 5% while sales of consumer products decreased 23%.

The increase in sales of prestige fragrances is in line with management expectations and reflects expanded distribution of the S.T. Dupont fragrance line which was launched in September 1998. While several new prestige fragrance projects are on the drawing board, most have target launch dates in the year 2000. These projects include, the launch of the Company's Paul Smith fragrance line, two new perfume lines under the Burberry name, as well as two new perfume lines under the S.T. Dupont name.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

In March 1999, the Company entered into an exclusive license agreement with the Christian Lacroix Company (a division of Group LVMH). This new association, with a prestigious fashion label, will further strengthen the Company's position in prestige fragrance distribution. The first Christian Lacroix product line is expected to be launched internationally at the end of 1999, on the basis of a project currently under development. Management is also actively pursuing new license agreements to build upon the strength of its existing portfolio.

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

In an attempt to combat the negative impact of this industry-wide trend, in January 1999 the Company introduced its newest consumer products line, "Parfums Deja New." Parfums Deja New was conceived, designed and created entirely in-house, and is produced domestically. This line, which consists of an original fragrance, unique packaging and premium ingredients, has a suggested retail price of $15.00 to $35.00. It was created to capitalize on a recent developing trend in the fragrance market, the blurring of the distinction between prestige and mass market products. Initial orders have exceeded original expectations and management expects this line to contribute positively to sales and earnings in 1999. However, for the six month period ended June 30, 1999, sales generated by Parfums Deja New did not fully compensate for sales declines in the Company's other consumer product lines.

Gross profit margin aggregated approximately 47% for all periods presented. The Company's prestige fragrance lines generate a slightly higher gross profit margin than the Company's consumer product lines. Sales of the Company's prestige line products continue to experience solid growth, and therefore, represent a greater portion of the Company's overall sales. These gross profit margin benefits have offset the negative affect of the lower margin consumer product sales and closeout sales.

Selling, general and administrative expenses declined to $8.3 million for the three months ended June 30, 1999, as compared to $9.1 million for the corresponding period of the prior year and aggregated 37% of sales in the 1999 period, as compared to 38% in the 1998 period. Selling, general and administrative expenses declined to $15.4 million for the six months ended June 30, 1999, as compared to $16.4 million for the corresponding period of the prior year and aggregated 37% of sales in both periods.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Domestic selling, general and administrative expenses declined 27% to $2.1 million for the three months ended June 30, 1999, as compared to $2.9 million for the corresponding period of the prior year. As a percentage of net sales, selling, general and administrative expenses was 36% for both periods. During this period of weak domestic consumer product sales, management has instituted extraordinarily tight controls in an effort to keep spending in line with sales.

Selling, general and administrative expenses incurred by Inter Parfums S.A. was $6.2 million for both the three months ended June 30, 1999 and June 30, 1998. Such spending is necessary to support the Company's growing portfolio of prestige fragrance brands and to build upon each brand's awareness.

Interest expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 1999, respectively, which is slightly below that incurred during the corresponding 1998 periods. The Company uses its credit lines, as needed, to finance its working capital needs. As a result of profitable operating results and positive cash flow, overall borrowing levels continue to decline.

On occasion, the Company enters into foreign currency forward exchange contracts as a hedge for short-term inter company borrowings, and for receivables to be collected in a foreign currency. Such investments did not have any material effect on the Company's results of operations for the three and six month periods ended June 30, 1999 and 1998.

The Company's effective income tax rate was 40% for the six months ended June 30, 1999, as compared to 41% for the corresponding period of the prior year. The 1998 rate was negatively impacted by losses from the Company's Brazilian subsidiary for which no tax benefit could be recognized at the time. The Company made its decision to close its Brazilian subsidiary during the second half of 1998, and simultaneously with that decision, the Company was able to recognize the expected tax benefit.

Net income was $1.1 million or $0.14 per diluted share for the three months ended June 30, 1999, as compared to $1.2 million or $0.13 per diluted share for the corresponding period of the prior year.

Net income was $2.2 million or $0.28 per diluted share for the six months ended June 30, 1999, as compared to $2.4 million or $0.26 per diluted share for the corresponding period of the prior year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Weighted average shares outstanding aggregated 7.4 million and 7.7 million for the three and six month periods ended June 30, 1999, respectively, as compared to 8.8 million for both the three and six month periods ended June 30, 1998. On a diluted basis, average shares outstanding were 7.9 million for both for the three and six month periods ended June 30, 1999, as compared to 9.2 million and
9.1 million for the three and six month periods ended June 30, 1998, respectively. Such decline is the result of the Company's ongoing stock repurchase program.

     LIQUIDITY AND CAPITAL RESOURCES

As a result of continued profitable operating results, the Company's financial position remains very strong. At June 30, 1999, working capital aggregated $43 million with a working capital ratio of almost 3 to 1. The Company had cash and cash equivalents on hand of $18 million, its net book value aggregated $6.19 per outstanding share as of June 30, 1999 and the Company had virtually no long-term debt.

The Company is confident in the long-term growth potential of its business. As such, it has consistently used its common stock repurchase program in an effort to increase shareholder value. During the six month period ended June 30, 1999, the Company continued to repurchase its shares. During such period the Company repurchased 1,045,200 shares of its common stock at an average purchase price of $6.47.

Since the inception of the repurchase program, which began in 1995, the Company has repurchased 2.9 million shares of its common stock, or approximately 29% of outstanding shares, at an average price of $6.92 per share, bringing total shares outstanding to its present level of 7.4 million.

The Company's short-term financing requirements are expected to be met by available cash at June 30, 1999, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1999 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $1.6 million for the six months ended June 30, 1999 as compared to a (use) of cash for operating activities of ($1.7) million for the corresponding period of the prior year. Cash provided by operating activities continues to be the Company's primary source of funds to finance operating needs, investments in new ventures, as well as to finance the Company's stock repurchase program.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the six months ended June 30, 1999.

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

PART II. OTHER INFORMATION

     Items 1, 3 and 5 are omitted as they are either not applicable or have been included in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 20, 1999, the Company issued 6,000 shares of Common Stock upon exercise of one stock option, to Neil Fogel, a former employee of the Company, and the Company received proceeds of $23,000. The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders (the "Meeting") of Inter Parfums, Inc., formerly, Jean Philippe Fragrances, Inc. (the "Corporation"), was held on July 13, 1999 at 10:00 a.m., local time, at the offices of the Corporation, 551 Fifth Avenue, New York, New York 10176.

     (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell Greenberg, Francois Heilbronn, Joseph A. Caccamo, Jean Levy and Robert Bensoussan-Torres.

     The results of the voting were as follows: 6,378,625 votes for Jean Madar, 688,262 withheld; 6,378,625 votes for Philippe Benacin, 688,262 withheld; 6,378,625 votes for Russell Greenberg, 688,262 withheld; 6,378,625 votes for Francois Heilbronn, 688,262 withheld; 6,378,625 votes for Joseph A. Caccamo, 688,262 withheld; 6,378,625 votes for Jean Levy, 688,262 withheld; and 6,378,625 votes for Robert Bensoussan-Torres, 688,262 withheld. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

     (c) (i) The second item of business was the resolution to adopt an amendment to the Company's Amended and Restated Certificate of Incorporation, to change the name of the Company to Inter Parfums, Inc., and the results of the voting were as follows:

                   6,929,657 votes for the resolution,
                     128,300 votes against and
                       8,930 votes abstained.

     A majority of the outstanding shares were cast for resolution no. 2, and the resolution was duly passed.

         (c) (ii) The final item of business was the resolution to adopt the 1999 Stock Option Plan. The results of the voting were as follows:

                   4,966,519 votes for the resolution,
                   1,081,244 votes against and
                      26,987 votes abstained.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

     A majority of the outstanding shares were cast for resolution no. 3 and the resolution was duly passed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) A Current Report on Form 8-K, date of report, July 14, 1999 was filed, reporting item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 1999.

                                          INTER PARFUMS, INC.

                                      By: /s/ Russell Greenberg
                                          Russell Greenberg,
                                          Executive Vice President and
                                          Chief Financial Officer