Form 10-Q
period 1999-09-30
INTER PARFUMS INC
filed 1999-11-12
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

At October 29, 1999 there were 7,555,781 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                   Page Number

Part I. Financial Information

      Item 1.  Financial Statements                                     1

               Consolidated Balance Sheets as
               of September 30, 1999 (unaudited)
               and December 31, 1998 (audited)                          2

               Consolidated Statements of
               Income for the Three Month and
               Nine Month Periods Ended
               September 30, 1999 (unaudited) and
               September 30, 1998 (unaudited)                           3

               Consolidated Statements of
               Cash Flows for the Nine
               Month Periods Ended
               September 30, 1999 (unaudited) and
               September 30, 1998 (unaudited)                           4

               Notes to Unaudited Financial
               Statements                                               5

      Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                7

Part II.   Other Information

      Item 1.  Litigation                                               12

      Item 2.  Changes in Securities and Use of Proceeds                13

      Item 6.  Exhibits and Reports on Form 8-K                         13

Signatures                                                              13

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

      The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          September 30,    December 31,
                                                              1999            1998
                                                          ------------    ------------
Current assets:
       Cash and cash equivalents                          $ 18,063,219    $ 23,355,915
       Accounts receivable, net                             30,240,638      28,013,811
       Inventories                                          18,698,394      21,938,972
       Receivables, other                                    1,286,008         617,110
       Other                                                 1,069,170       1,084,512
       Deferred tax benefit                                    834,017       1,107,285
                                                          ------------    ------------

            Total current assets                            70,191,446      76,117,605

Equipment and leasehold improvements, net                    2,691,984       2,988,365

Other assets                                                   716,989         921,849

Intangible assets, net                                       7,030,770       7,710,910
                                                          ------------    ------------

                                                          $ 80,631,189    $ 87,738,729
                                                          ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Loans payable, banks                               $  4,934,408    $  4,171,558
       Accounts payable                                     18,129,644      18,192,388
       Income taxes payable                                  2,519,159       4,155,305
                                                          ------------    ------------

            Total current liabilities                       25,583,211      26,519,251
                                                          ------------    ------------

Long-term debt, less current portion                            60,710         199,929
                                                          ------------    ------------

Minority interests                                           7,634,277       7,339,559
                                                          ------------    ------------

Shareholders' equity:
       Common stock, $.001 par; authorized 30,000,000
           shares; outstanding 7,368,581 and 8,462,781
           shares at September 30, 1999 and
           December 31, 1998, respectively                       7,369           8,463
       Additional paid-in capital                           21,038,972      20,729,692
       Retained earnings                                    50,695,763      47,342,754
       Foreign currency translation adjustment              (3,065,965)       (811,884)
       Treasury stock, at cost, 3,528,403
           and 2,383,203 shares at September 30, 1999
           and December 31, 1998, respectively             (21,323,148)    (13,589,035)
                                                          ------------    ------------

                                                            47,352,991      53,679,990
                                                          ------------    ------------

                                                          $ 80,631,189    $ 87,738,729
                                                          ============    ============

See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                           1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------
Net sales                                              $21,651,858    $22,504,625    $63,427,706    $67,403,931

Cost of sales                                           11,648,556     12,420,087     33,488,426     36,162,149
                                                       -----------    -----------    -----------    -----------

Gross margin                                            10,003,302     10,084,538     29,939,280     31,241,782

Selling, general and administrative                      7,620,437      8,029,956     23,014,326     24,419,462
                                                       -----------    -----------    -----------    -----------

Income from operations                                   2,382,865      2,054,582      6,924,954      6,822,320
                                                       -----------    -----------    -----------    -----------

Other charges (income):
     Interest                                              133,444        113,474        322,916        350,730
     Loss on foreign currency                               51,478         13,980        168,284        110,907
     Interest and dividend (income)                       (198,719)      (157,100)      (543,979)      (583,263)
     Loss (gain) on sale of stock of subsidiary, net          (325)           281         25,889         36,119
                                                       -----------    -----------    -----------    -----------

                                                           (14,122)       (29,365)       (26,890)       (85,507)
                                                       -----------    -----------    -----------    -----------

Income before income taxes                               2,396,987      2,083,947      6,951,844      6,907,827

Income taxes                                               938,088        776,112      2,761,748      2,751,518
                                                       -----------    -----------    -----------    -----------

Net income before minority interest                      1,458,899      1,307,835      4,190,096      4,156,309

Minority interest in net income
     of consolidated subsidiary                            254,439        235,688        744,716        704,061
                                                       -----------    -----------    -----------    -----------

Net income                                             $ 1,204,460    $ 1,072,147    $ 3,445,380    $ 3,452,248
                                                       ===========    ===========    ===========    ===========

Net income per common share:
     Basic                                             $      0.16    $      0.12    $      0.45    $      0.39
     Diluted                                           $      0.15    $      0.12    $      0.43    $      0.38
                                                       ===========    ===========    ===========    ===========

Number of common shares outstanding:
     Basic                                               7,397,423      8,724,076      7,572,983      8,784,828
     Diluted                                             8,211,713      8,946,954      8,014,319      9,040,959
                                                       ===========    ===========    ===========    ===========

See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine months ended
                                                                               September 30,
                                                                           1999            1998
                                                                        -----------    -----------
Operating activities:
        Net income                                                      $ 3,445,380    $ 3,452,248
        Adjustments to reconcile net income to
           net cash provided by (used in) operating activities:
             Depreciation and amortization                                1,238,149        984,351
             Loss on sale of stock of subsidiary                             25,889         36,119
             Minority interest in net income                                744,716        704,061
        Increase (decrease) in cash from changes in:
           Accounts receivable                                           (3,899,845)    (4,157,911)
           Inventories                                                    2,003,161     (1,416,995)
           Other assets                                                    (515,184)        52,568
           Deferred tax benefit                                             246,492       (244,005)
           Accounts payable                                               1,023,583       (339,640)
           Income taxes payable                                          (1,365,191)       477,348
                                                                        -----------    -----------

                  Net cash provided by (used in) operating activites      2,947,150       (451,856)
                                                                        -----------    -----------

Investing activities:
        Purchase of equipment and leasehold improvements                   (580,700)    (1,164,001)
        Trademark and license acquisitions                                 (334,288)       (22,788)
                                                                        -----------    -----------

                  Net cash (used in) investing activities                  (914,988)    (1,186,789)
                                                                        -----------    -----------

Financing activities:
        Increase in loan payable, bank                                    1,105,071      3,167,976
        Proceeds from sale of stock of subsidiary                            30,805         58,589
        Proceeds from exercise of stock options                             309,331         43,827
        Dividends paid                                                      (92,371)
        Purchase of treasury stock                                       (7,735,258)    (2,260,716)
                                                                        -----------    -----------

                  Net cash provided by (used in) financing activities    (6,382,422)     1,009,676
                                                                        -----------    -----------

Effect of exchange rate changes on cash                                    (942,436)       521,971
                                                                        -----------    -----------

(Decrease) in cash and cash equivalents                                  (5,292,696)      (106,998)

Cash and cash equivalents at beginning of period                         23,355,915     18,721,525
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $18,063,219    $18,614,527
                                                                        ===========    ===========

Supplemental disclosure of cash flows information:

        Cash paid during the period for:
             Interest                                                   $   364,000    $   255,000
             Income taxes                                                 3,666,000      1,552,000

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

2.    Comprehensive Income:

      Comprehensive income aggregated $1,191,299 and $5,025,334 for the nine months ended September 30, 1999 and 1998, respectively, as a result of foreign currency translation adjustments.

3.    Geographic areas:

      Segment information related to domestic and foreign operations is as follows:

                                       Nine months ended     Nine months ended
                                      September 30, 1999    September 30, 1999
                                      ------------------    ------------------

      Net sales:
         United States                      $ 19,835,657          $ 23,452,612
         Europe                               43,667,049            43,669,940
         South America                                                 622,523
         Eliminations                            (75,000)             (341,144)
                                            ------------          ------------
                                            $ 63,427,706          $ 67,403,931
                                            ============          ============
      Net Income:
         United States                      $    815,605          $  1,158,730
         Europe                                2,727,839             2,705,393
         South America                           (98,064)             (495,531)
         Eliminations                                                   83,656
                                            ------------          ------------
                                            $  3,445,380          $  3,452,248
                                            ============          ============

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

5.    Inventories:

      Inventories consist of the following:

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------

      Raw materials and component parts         $  7,256,141        $  7,570,613
      Finished goods                              11,442,253          14,368,359
                                                ------------        ------------
                                                $ 18,698,394        $ 21,938,972
                                                ============        ============

6.    Litigation:

      As previously reported, Inter Parfums S.A., the Company's majority owned French subsidiary ("IP France"), is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. The licensor has claimed damages of approximately $7.0 million and is seeking termination of the license agreement.

      In October 1999, IP France received notice of a judgement in favor of Brosseau, which awarded damages of approximately $600,000, and which directed IP France to turn over its license to Brosseau within six months.

      IP France is appealing the judgment as it vigorously and categorically denies the claims of Brosseau, and believes that it has meritorious defenses to such claims. The payment of the judgement has been stayed, and IP France can continue to operate under the license agreement during the appeal process. The Company has been advised by its special litigation counsel that, in its opinion, it is unlikely that the monetary judgment will be sustained on appeal, or that any final, substantial monetary judgement will be entered against IP France. Management does not believe that such litigation will have any material adverse effect on the financial condition or operations of the Company.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading manufacturer and distributor of fragrances, cosmetics and personal care products, where innovation and creativity are combined to produce quality products for our customers around the world.

The Company specializes in prestige fragrances (62% of net sales for the nine months ended September 30, 1999) and consumer fragrances and cosmetics:

o Prestige products -- For each prestige brand, owned or licensed, the Company creates an original concept for the perfume consistent with world market trends;

o Consumer products -- The Company designs, markets and distributes inexpensive fragrances and personal care products including alternative designer fragrances and mass market cosmetics. The Company also designs, markets and distributes a broad range of inexpensive fragrances, highlighting the "Made in France" label.

      Three and Nine Months Ended September 30, 1999 as Compared to the Three and Nine Months Ended September 30, 1998

Net sales for the three months ended September 30, 1999 were $21.7 million, as compared to $22.5 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 1999 were $63.4 million, as compared to $67.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales for the three months ended September 30, 1999 were virtually unchanged from that of the corresponding period of the prior year.

For the three months ended September 30, 1999, net sales within the Company's prestige fragrance lines declined 3.5%, as compared to the corresponding period of the prior year. Theses results were in line with management's expectations as no new product launches were scheduled for the period. While several new prestige fragrance projects are on the drawing board, with the exception of the Company's Christian Lacroix product line which was launched in October 1999, all have target launch dates in the year 2000. These projects include, the launch of the Company's Paul Smith fragrance line, two new perfume lines under the Burberry name, as well as two new perfume lines under the S.T. Dupont name.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

In October 1999, the Company launched its first Christian Lacroix product line, pursuant to an exclusive license agreement entered into with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"). In addition, as previously reported LVMH has taken a significant equity position in the Company. This new association, with the worlds largest luxury goods manufacturer is expected to further strengthen the Company's position in prestige fragrance distribution. (See "Liquidity and Capital Resources" for further discussion of the contemplated transaction with LVMH).

Management is also actively pursuing new license agreements to build upon the strength of its existing portfolio.

Net sales within the Company's consumer products lines declined only 4.2% for the three months ended September 30, 1999, as compared to the corresponding period of the prior year. This result is a significant improvement from the decline of 23% reported for the six months ended June 30, 1999. As previously reported, the downward trend resulted from the economic situation in Eastern Europe, Brazil and other Latin American countries. Further, the market for the Company's consumer products has been very price sensitive and the consolidation of customers through numerous announced mergers of mass market customers also affected sales as customers reduced inventory levels and eliminated duplicate vendors. This trend appears to be leveling off, and we may see a gradual reversal of this trend over the next several quarters.

Gross profit margins increased to 46% and 47% of net sales for the three and nine month periods ended September 30, 1999, respectively, as compared to 45% and 46% for the three and nine month periods ended September 30, 1998, respectively. Gross profit margins have remained relatively constant for the past two years. However, the Company has seen some gross profit margin improvement as a result of the strength of the US dollar relative to the French franc, as certain European sales are denominated in US dollars. The Company's prestige fragrance lines continue to generate a slightly higher gross profit margin than the Company's consumer product lines and these gross profit margin benefits have offset the negative affect of lower margin consumer product sales and closeout sales.

Selling, general and administrative expenses declined to $7.6 million for the three months ended September 30, 1999, as compared to $8.0 million for the corresponding period of the prior year and declined to 35% of sales in the 1999 period, as compared to 36% in the 1998 period. Selling, general and administrative expenses declined to $23.0 million for the nine months ended September 30, 1999, as compared to $24.4 million for the corresponding period of the prior year and aggregated 36% of sales in both periods.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Domestic selling, general and administrative expenses declined to $2.3 million for the three months ended September 30, 1999, as compared to $2.9 million for the corresponding period of the prior year. Selling, general and administrative expenses declined to 30% of net sales for the three months ended September 30, 1999, as compared to 38% of net sales for the corresponding period of the prior year. As a result of weak domestic consumer product sales, management has instituted extraordinarily tight controls in an effort to keep spending in line with sales.

Selling, general and administrative expenses incurred by IP France were $5.3 million for the three months ended September 30, 1999, as compared to $5.2 million for the corresponding period of the prior year. Some savings have been achieved in distribution and freight costs. However, a reasonable level of advertising is necessary to support the Company's growing portfolio of prestige fragrance brands and to build upon each brand's awareness.

Interest expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 1999, respectively, which is consistent with that incurred in the corresponding 1998 periods. The Company uses its credit lines, as needed, to finance its working capital needs.

On occasion, the Company enters into foreign currency forward exchange contracts as a hedge for short-term inter company borrowings, and for receivables to be collected in a foreign currency. Such investments did not have any material effect on the Company's results of operations for the three and nine month periods ended September 30, 1999 and 1998.

The Company's effective income tax rate was 39% and 40% for the three and nine month periods ended September 30, 1999, respectively, as compared to 37% and 40% for the corresponding periods of the prior year. The effective tax rate for the three months ended September 30, 1998 reflects the tax benefit to be realized as a result of the Company's decision to close its Brazilian subsidiary.

Net income increased 12% to $1.2 million for the three months ended September 30, 1999, as compared to $1.1 million for the corresponding period of the prior year. Earnings per diluted share increased 25% to $0.15 for the three months ended September 30, 1999, as compared to $0.12 for the corresponding period of the prior year.

Net income was $3.45 million for both the nine months ended September 30, 1999 and the corresponding period of the prior year. Earnings per diluted share increased 13% to $0.43 for the nine months ended September 30, 1999, as compared to $0.38 for the corresponding period of the prior year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Weighted average shares outstanding aggregated 7.4 million and 7.6 million for the three and nine month periods ended September 30, 1999, respectively, as compared to 8.7 million and 8.8 million for the three and nine month periods ended September 30, 1998, respectively. On a diluted basis, average shares outstanding were 8.2 million and 8.0 million for the three and nine month periods ended September 30, 1999, respectively, as compared to 8.9 million and
9.0 million for the three and nine month periods ended September 30, 1998, respectively. Such decline is the result of the Company's ongoing stock repurchase program.

      Liquidity and Capital Resources

As a result of continued profitable operating results, the Company's financial position remains very strong. At September 30, 1999, working capital aggregated $45 million with a working capital ratio of almost 3 to 1. The Company had cash and cash equivalents on hand of $18 million, and its net book value aggregated $6.43 per outstanding share as of September 30, 1999. Furthermore, the Company had virtually no long-term debt.

In addition, and as previously reported, LV Capital USA, Inc. ('LV Capital"), a wholly-owned subsidiary of LVMH, and the two principal shareholders of the Company, reached an agreement in principle for LV Capital to increase its equity ownership of the Company to approximately 20% of the outstanding shares at $12.00 per share, by purchasing outstanding shares held by the principal shareholders, and shares underlying outstanding options. LV Capital has already purchased, in the open market, approximately 10.5% of the outstanding shares of the Company. At closing, which is expected to occur prior to December 31, 1999, the Company is to receive proceeds of approximately $4.0 million, as a result of the exercise of stock options.

The agreement in principle, is subject to the execution and delivery of formal, written agreements, and routine closing conditions, including regulatory compliance.

The contemplated agreements acknowledge that the Company has become a successful player and competitor in the prestige fragrance industry, which has been evidenced in large part by its success in the upscale fragrance market with Burberry and ST Dupont, and the recent licenses signed with the British designer, Paul Smith and the French couture designer Christian Lacroix. The Company is hopeful that this strategic alliance with LVMH will bring further opportunities to the Company in licensing and distribution.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

The Company is confident in the long-term growth potential of its business. As such, it has consistently used its common stock repurchase program in an effort to increase shareholder value. During the nine month period ended September 30, 1999, the Company continued to repurchase its shares. During such period the Company repurchased 1,145,200 shares of its common stock at an average purchase price of $6.76.

The Company's short-term financing requirements are expected to be met by available cash at September 30, 1999, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 1999 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $2.9 million for the nine months ended September 30, 1999 as compared to a use of cash for operating activities of $0.5 million for the corresponding period of the prior year. Cash provided by operating activities continues to be the primary source of funds to finance operating needs, investments in new ventures, as well as to finance the Company's stock repurchase program.

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

In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency ("the Euro"). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002. The introduction of the Euro and the phasing out of the other currencies should not have a material impact on the Company's consolidated financial statements.

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the nine months ended September 30, 1999.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

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

Part II. Other Information

Items 3,4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 1. Litigation

As previously reported, litigation was commenced against Inter Parfums S.A., the Company's majority owned French subsidiary ("IP France"), regarding the Ombre Rose fragrance license in the French Commercial Court of Paris in February 1997 by the licensor, Jean Charles Brosseau, S.A. ("Brosseau"). IP France asserted claims against Brosseau for interference with its distributors. In response, Brosseau then claimed damages of approximately $7 million against IP France, allegedly for the decreased value of his fragrance brands.

In October 1999, IP France received notice of a judgement in favor of Brosseau, which awarded damages of approximately $600,000, and which directed IP France to turn over its license to Brosseau within six months.

IP France is appealing the judgment as it vigorously and categorically denies the claims of Brosseau, and believes that it has meritorious defenses to such claims. Payment of the judgement has been stayed, and IP France can continue to operate under the license agreement during the appeal process. The Company has been advised by its special litigation counsel that, in its opinion, it is unlikely that the monetary judgment will be sustained on appeal, or that any final, substantial monetary judgement will be entered against IP France. Management does not believe that such litigation will have any material adverse effect on the financial condition or operations of the Company.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2.   Changes in Securities and Use of Proceeds

      The Company issued the following shares of Common Stock upon exercise of stock options to employees of the Company. These issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act.

Date                              Number of shares          Proceeds received

September 2, 1999                              500                $    2,875
September 29, 1999                          44,500                $  283,456

Item 6. Exhibits and Reports on Form 8-K

      (b) (i) A Current Report on Form 8-K, date of report, August 5, 1999 was filed, reporting items 5 and 7 and, (ii) a Current Report on Form 8-K, date of report, September 28, 1999 was filed, reporting item 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November 1999.

                                    INTER PARFUMS, INC.


                                By: /s/ Russell Greenberg
                                    --------------------------------
                                    Russell Greenberg,
                                    Executive Vice President and
                                    Chief Financial Officer