Form 10-K
period 1999-12-31
INTER PARFUMS INC
filed 2000-03-30
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)
     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999 or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

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

     Registrant's telephone number, including area code: 212.983.2640.

     Securities registered pursuant to Section 12(b) of the Act: NONE. Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE PER SHARE.

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

State the aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of $ 12.875 on MARCH 24, 2000:
$21,386,443.

     Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (MARCH 24, 2000): 7,873,481.

     Documents Incorporated By Reference: None.

                                     PART I

ITEM 1.  BUSINESS

Introduction

     We are Inter Parfums, Inc., a world-wide provider of prestige perfumes and mass market perfumes and cosmetics. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. on July 14, 1999, to better reflect our image as a provider of prestige perfumes. We have also retained the brand name, Jean Philippe Fragrances, for our mass market products.

     Our worldwide headquarters and the office of our wholly-owned New York limited liability company, Jean Philippe Fragrances, LLC, are located at 551 Fifth Avenue, New York, New York 10176 and our telephone number is 212.983.2640. Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its two majority-owned indirect subsidiaries, Inter Parfums, S.A. and Inter Parfums Grand Public, S.A, maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000.

     Our common stock is listed on The Nasdaq Stock Market (National Market System) and its trading symbol is "IPAR". The common shares of our subsidiary, Inter Parfums S.A., are traded on the Paris Stock Exchange.

     We operate in the fragrance and cosmetic industry, specializing in prestige perfumes (62% of net sales) and mass market perfumes and cosmetics:

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume consistent with world market trends.

o Mass market products - In our United States operations, we design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances and mass market cosmetics.

Production and Supply

     The stages of the development and production process for all perfumes are as follows:

o Simultaneous briefing with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and mass market communication approach);

o    Concept choice;

o    Production of mock-ups for final acceptance of bottles and packaging;

o Invitation of bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

o    Choice of vendor partners;

o    Supply and packaging schedules;

o    Issuance of component purchase orders:

o    Packaging and inventory control;


Suppliers/vendor-partners who assist the Company with product development include:

o    Independent perfumery design companies (Federico Restrepo, Ateliers
     Dinand);

o Perfumers (IFF, Firmenich, Creations Aromatiques, Robertet, Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

o Industrialists who manufacture components such as glassware (Saint Gobain, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

o Production specialists who carry out packaging (MF Production, CCI, CEI Bottling, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

     For our prestige product lines, 80% of component and production needs are purchased from approximately 20 suppliers out of a total of over 120 active suppliers. The suppliers' accounts for our French operations are primarily settled in French francs and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars.

Marketing and Distribution of Prestige Products

     International distribution is performed by independent distribution companies specializing in luxury goods. In each country, anywhere from one to three distributors are given the status of "exclusive representative" for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines.

     Approximately 50% of prestige fragrance net sales are sold primarily in US dollars. The cautious and non-speculative management of foreign currency exchange risk is aimed at hedging the risk arising from operations, in an effort to reduce our exposure to foreign currency exchange fluctuations. As a result of our international operations, sales are not subject to material seasonal fluctuations.

     Distribution in France of our prestige products is carried out by a sales team who oversee some 1,200 points of sale including, retail perfumers (chain stores) such as

     o    Sephora
     o    Marionnaud
     o    Nocibe
     o    Galeries Lafayette

or specialized independent points of sale. Approximately 60% of prestige product sales in France are made to approximately 40 customers out of a total of over 1,200 active accounts.

     Our distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network provides us with a significant presence in over 100 countries around the world. Approximately 40 customers out of a total of over 250 active accounts represent 80% of prestige fragrance sales. No one customer represents more than 10% of sales.

Marketing and Distribution of Mass Market Products

     In the United States, mass merchandisers, drug store chains and supermarket chains, are the target customers for our mass market products. Our current customer list includes

     o    Albertsons
     o    Bradlees
     o    Drug Emporium
     o    Longs Drug Stores
     o    CVS
     o    Family Dollar
     o    Dollar General
     o    Dollar Tree Distributors
     o    Consolidated Stores
     o    Food Lion

     In addition, our mass market products are sold to wholesale distributors, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets, such as Rainbow Shops.

     These products are sold through a highly efficient and dedicated in-house sales team and reach approximately 12,000 retail outlets throughout the United States. We utilize an Electronic Data Interchange system with 30 of the largest retail chains in the country. This system facilitates the processing of customer orders and the remittance of customer invoices. Our 140,000 square foot distribution center has provided us with the opportunity and resources to better meet our customers' delivery requirements. The entrepreneurial spirit of our management enables us, and challenges us, to seek out and master new technologies to better serve our customers.

     International distribution of our mass market product lines operate through the use of exclusive and nonexclusive distribution agreements in such major territories such as

     o    Brazil
     o    Mexico
     o    Argentina
     o    Chile
     o    Columbia
     o    Canada
     o    Russia
     o    Eastern Europe

The Market

     The perfumery market can be broken down into two types of distribution:

o Selective distribution - perfumeries and specialty sections of department stores, who sell brand name products with a luxury image,

o Mass distribution - moderately-priced mass market products for a broad customer base with limited purchasing power.

Selective Distribution

     During 1999, the French perfume industry, which accounts for about 30% of the world market, reported a 6% growth rate with sales of $11.9 billion, as compared to a 5% growth rate in 1998 and an 8% growth rate in 1997. (Source:
Federation des Industries de la Parfumerie)

     In connection with a recovery in mass market spending, the French domestic market for all distribution channels ($5.9 billion in 1999) increased 6% in 1999 and 8% in 1998. In the selective distribution segment alone (approximately $1.6 billion), the increase was 7% in 1999, and 6% in 1998.

     During 1999, the French export market continues to vary:

o    Western Europe increased by slightly more than 3%.

o Asia increased by 15%, recovering from its 1997 and 1998 economic crisis (South Korea alone increased 40%).

o Eastern Europe was still feeling the effects of its financial crisis and was down 58% in Russia alone.

o Latin America, also feeling the effects of its financial crisis was down 12%. (Source: Federation des Industries de la Parfumerie)

     While our market share is less than 1% in France, in other countries such as the United States, Italy, Portugal, Saudi Arabia and South Korea, the Company's market share is reportedly between 1% and 4% of French perfumery imports (internal source).

Mass Market Distribution

     Our mass market products, including our alternative designer fragrance lines, which rely heavily on exports from the United States, was negatively affected during the first and second quarters of 1999 by the economic situation in Eastern Europe, and Latin America.

     However, in the latter part of 1999 and continuing into the year 2000, the downward trend began to reverse, and the United States domestic market is becoming stronger.

Competition

     The market for fragrances and beauty related products is highly competitive and sensitive to changing mass market preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy; regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

     While our closest competitors in the prestige market typically do not have mass market products departments, if they do, they also develop cosmetics. We do not presently sell prestige cosmetics.

     At the present time, we are aware of approximately five established companies which market similar alternative designer fragrances. This market is characterized by competition primarily based upon price. We feel the quality of our fragrance products, competitive pricing, and our ability to quickly and efficiently develop and distribute new products, will enable us to continue to effectively compete with these companies.

     The market for name brand and mass market color cosmetics is highly competitive, with several major cosmetic companies marketing similar products. Many of these companies have substantial financial resources and national marketing campaigns. However, we believe that brand recognition of the Aziza name, together with the quality and competitive pricing of our products, enables us to compete with these companies in the mass market.

Fragrance and Cosmetic Products

     Prestige Perfumes

     Since 1988 we have sought to build a portfolio of luxury brand names through licensing agreements or through direct acquisition of existing brand names. Under license agreements we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, in exchange for the payment of royalties.

     The creation and marketing of each product line are intimately linked with the brand's name, its past and present positioning, customer base and, more generally, the prevailing market atmosphere. Accordingly, we generally conduct a market study for each proposed product line for almost a full year before we introduce any new product into the market.

     This market study is intended to define the general position of the line and more particularly its fragrance, bottle, packaging and appeal to the buyer. In our opinion, the unity of these four elements of the marketing mix makes for a successful product.

     Overall spending on marketing and point of sale support aggregated approximately $10.9 million in 1999 with approximately $3.6 million in point of sale support, which is included in cost of sales and $7.2 million in other marketing costs, included in selling expenses. Distributors of our product lines contribute a similar amount for additional marketing support. The cost of launching a new product (molds and tools, start-up costs and communication costs, media, etc.) can vary from $0.2 million to $2.0 million.

     The smooth and consistent operation of our prestige perfume operations require a thorough knowledge of the market, detailed analysis of the image and potential of each brand name, a "good dose" of creativity, as well as a highly professional approach to international distribution channels. Our prestige fragrances have an average life expectancy of five to ten years, and retail at prices of $30 to $50. Sales of our prestige perfume lines, assuming a constant U.S. dollar exchange rate, aggregated $37.2 million in 1997, $50.0 million in 1998 and $54.4 million in 1999.

     Our brand name portfolio, which has been steadily increasing since 1988, is now made up essentially of five brand names, each of which has a variety of product lines. In addition, we have planned several new product launches for 2000.

     Burberry
     (Burberry of London, Week end)

     Burberry is our leading selective brand name and we are operating under the terms of an exclusive worldwide license agreement entered into in 1993. In February 2000, we extended the license agreement until December 31, 2006. Burberry enjoys a very distinctive, upscale-market and classic image, with an undeniable international cachet.

     The growth in sales of this brand, which began in 1995 and continued through 1998, maintained its sales level in 1999, despite no new product introductions. We expect to launch two new Burberry perfume lines in October 2000. These lines are designed with a style intended to be consistent with the new, more modern and trend-setting Burberry brand image.

     S.T. Dupont
     (S.T. Dupont Paris, Signature)

     In June 1997 we signed an 11-year exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Based on a strong international luxury image, the two lines launched in September 1998 made a promising start with a strong sell through. A line of bath products introduced during the first half of 1999 further enhanced the image of the brand.

     A new S.T. Dupont Signature line of two new highly selective perfumes, designed around the theme of writing for which S.T. Dupont is famous, was launched in March 2000.

     Paul Smith

     A 12-year exclusive license agreement was signed with Paul Smith in December 1998 for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. This license represents a new avenue for growth, as it provides us with a unique opportunity in designer perfumes, a sector from which we have been absent until now.

     Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor. These images, in conjunction with a growing audience, provide the justification for the creation of a perfume and cosmetics line. The international launch of the first line of Paul Smith perfumes is scheduled for July through September, 2000.

     Christian Lacroix

     In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), for the worldwide development, manufacture and distribution of perfumes. For us, this new association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our first Christian Lacroix line was launched in Europe during 1999. During 2000, the line is expected to be launched in the United States, with an exclusive distribution arrangement with Saks Fifth Avenue, and in South America. Also in the Spring of 2000, we plan to develop and sell a lighter fragrant eau de toilette. We also plan to develop a new line for Christian Lacroix in the year 2001.

     Molyneux
     (Quartz, Quartz Pour Homme, I Love You, Modern Quartz)

     The Molyneux brand name, which we purchased in March 1994, was originally created at the turn of the century by the fashion designer Edouard Molyneux, and ranks among the institutional brand names of French perfumery. Molyneux enjoys a very prominent market position in South America, especially through the "Quartz" line for women, which was launched in 1978. The Molyneux brand provides synergies with the Burberry brand name among duty-free operators (joint sales areas, use of the same demonstrators, and enhanced positioning for negotiating with duty-free operators and other customers). The Molyneux name is also well established in France and other Western European countries. In January 2000 we launched a totally new Quartz, by Molyneux, in a modernistic package.

     Other Selective Brand Names

     We also create, develop and market the following products:

o Jean Charles Brosseau's Ombre Rose lines, which are sold predominantly in the United States and Japan.

o Parfums Weil, which includes "Fleur de Weil", "Secret de Venus" and "Bambou" and which are sold predominantly in France and Europe.

o Regine's, who's "Regine's for men" line is primarily distributed in the Middle East.

     The following is a summary of the prestige brand names owned or licensed by us:

BRAND NAME                       LICENSED           DATE                                        PURCHASE
                                 OR OWNED           ACQUIRED               TERM                 PRICE
                                                                                                (in millions)
Burberry                         Licensed           July 93                13 years             $0.0
S.T. Dupont                      Licensed           July 97                11 years              1.0
Paul Smith                       Licensed           Dec. 98                12 years              0.0
Molyneux                         Owned              Mar. 94                N/A                   4.2
Weil                             Owned              Mar. 94                N/A                   1.8
Jean Charles Brosseau            Licensed           July 93                10 years              1.7
Regines                          Licensed           June 88                Year to year          0.0
Christian Lacroix                Licensed           Mar. 99                11 years              0.0

     Mass Market Products

          Mass Market Fragrances

     We produce and market a complete line of alternative designer fragrances and personal care products which sell at a substantial discount from their high profile, high retail cost, brand name counterparts. Our alternative designer fragrances, which are produced in the United States, are similar in scent to highly advertised designer fragrances that are marketed at a high retail price. These products are intended to have an upscale image without a high retail price, and typically sell at a price below $5.00 at the mass market retail level, substantially discounted from the high cost of designer fragrances which typically range from $30.00 to $200.00 at prestige retail locations.

     Our alternative designer fragrances encompass a complete and increasing array of fragrances, body sprays, men's deodorant sticks, ladies' roll-on deodorants and perfumed creams. Product line extensions into additional personal care products is ongoing and development of new and innovative product lines is a continuous process.

     New designer fragrances are constantly being launched in the marketplace. Substantial expenditure of advertising dollars, selective distribution and a high retail price create a perfect candidate for an alternative designer fragrance. We react to demand by creating a similar scent which, when combined with an innovative packaging design, is ready for sale to mass market merchandisers, chain drug stores, wholesalers and international trading companies. To this end, our strategy is to be among the first to release these new introductions into the market.

     Under the terms of a license agreement signed in 1991 with Jordache Enterprises, we have capitalized on the strength and awareness of the Jordache trademark. Recent new introductions in the fragrance category are directed at and focused on the younger, trendy mass market who is the core of the Jordache franchise. New packaging, which utilizes the latest in graphic technology, is both innovative and attractive. We expect to continue this trend with additional line extensions under the Jordache brand name.

     In the first quarter of 2000 we introduced a new mass market line of alternative designer fragrances, which was conceived, designed and created entirely in-house, and is produced in the United States. This new line consists of fragrances with a unique canister packaging. Our customers initial response to our new line has been very promising.

          Mass Market Cosmetics

     We purchased the trademark for our Aziza hypo allergenic eye cosmetics from Unilever N.V. in 1995. After extensive market research and product development, we launched an Aziza product line in February 1996. Aziza was the first mass market cosmetic brand to focus solely on the eyes. The recognition of the Aziza trade name provided us with the opportunity to introduce a new cosmetic line with an existing loyal customer base. The line was developed to incorporate the 38 best selling eye care products, and to meet the needs of the modern mass market. The packaging clearly conveys its message "Aziza it's easy" by including professional makeup techniques with each product. Our primary distribution targets, mass market merchandisers, drug store chains and supermarkets, are consistent with our overall marketing strategy for mass market products.

     We have recently introduced our new Aziza II line of low priced eyeshadow kits, mascara, colorful lip gloss products and pencils, which is geared towards the young teen market. This product line with its low suggested retail prices, is being distributed to mass market retailers and deep discount chains, including the 99 Cent and Dollar Store markets.

     Our Aziza cosmetic line is presently distributed in approximately 12,000 mass market outlets in the United States.

Inventory

     We purchase raw materials and component parts from suppliers based on internal estimates of anticipated need for finished goods, which enables us to meet production requirements for finished goods. We generally deliver product to customers within 72 hours of the receipt of their orders.

Product Liability

     We maintain product liability coverage in an amount of $3,000,000. Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

Government Regulation

     A fragrance is defined as a "cosmetic" under the Federal Food, Drug and Cosmetics Act. A fragrance must comply with the labeling requirements of this FDC Act as well as the Fair Packaging and Labeling Act and its regulations. Some of our color cosmetic products may contain menthol and are also classified as a "drug". Under U.S. law, a product may be classified as both a cosmetic and a drug. Additional regulatory requirements for products which are "drugs" include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

     Our fragrances are subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. So far we have not experienced any difficulties in obtaining the required approvals.

Trademarks

     Under various license agreements we have the right to use certain registered trademarks throughout the world. These registered trademarks include:

     o    Burberrys
     o    S.T. Dupont
     o    Paul Smith
     o    Christian LaCroix
     o    Ombre Rose
     o    Regine's
     o    Jordache

     In addition, we are the registered trademark owner of:

     o    Intimate
     o    Aziza
     o    the Parfums Molyneux trademarks which include Captain, Quartz and Lord
     o    the Parfums Weil trademarks which include Bambou, Antilope and Kipling
     o    Beverly
     o    Fire
     o    Fleur de Paris

Employees

     As of March 1, 2000 we had 84 full-time employees world-wide. Of these, 36 are engaged in sales activities and 48 in administrative and marketing activities.

     As of March 1, 2000 we had 34 full-time United States employees. Of these, 9 were engaged in sales activities and 25 in administrative and marketing activities.

     We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

     The offices or our corporate headquarters and United States mass market brand operations are located in approximately 7,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a five year term ending October 31, 2002. Our monthly rental is approximately $19,000, which is subject to escalations.

     Our prestige fragrance operations maintain offices located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to two leases. The first lease is for approximately 4,000 square feet. The second lease is for approximately 2,000 square feet. Both of these leases expire in July 1, 2005, unless terminated earlier by either party on six months written notice at three year specified intervals. The annual rentals are 833,000 French francs for the first lease and 467,000 French francs for the second lease. Rent is subject to escalations each July 1.

     We believe our office facilities are satisfactory for our present needs and those for the foreseeable future.

     We also occupy a 140,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. These premises have been leased by the company for an eight year term which expires October 2003 and requires monthly rental payments of approximately $57,000. Our distribution center is satisfactory for our present needs and those for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Brosseau Lawsuit

     As previously reported, litigation was commenced against Inter Parfums S.A., our majority owned French subsidiary, regarding the Ombre Rose fragrance license in the French Commercial Court of Paris in February 1997 by the licensor, Jean Charles Brosseau, S.A. ("Brosseau"). We asserted claims against Brosseau for interference with our distributors. In response, Brosseau then claimed damages of approximately $7 million against us, allegedly for the decreased value of his fragrance brands.

     In October 1999, we received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600,000, and which directed us to return the license back to Brosseau within six months.

     We appealed the judgment as we vigorously and categorically deny the claims of Brosseau, and believe we have meritorious defenses to such claims. Payment of the judgment has been stayed, and we are permitted to continue operating under the license agreement during the appeal process. We have been advised by our special litigation counsel that, in its opinion, it is unlikely that the monetary judgment will be sustained on appeal, or that any final, substantial monetary judgment will be entered against us. We do not believe that such litigation will have any material adverse effect on our financial condition or operations, and we have set up a reserve of $275,000 against the unamortized portion of the license agreement. After such reserve, the remaining unamortized portion of the license is approximately $322,000.

French Tax Audit

     In November 1999 the French Tax Authorities commenced a tax audit against Inter Parfums S.A., our majority owned French subsidiary, and issued an assessment of approximately $1.1 million. We are contesting this assessment. We and our French tax consultants believe that we have sound arguments to support our position, and believe the majority of the assessment will be reversed. Accordingly, we believe this proceeding will not have a material adverse effect on our financial condition or operations. We have set up a reserve of approximately $260,000, which we believe will cover our ultimate exposure in this matter.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our company's common stock, $.001 par value per share, is traded on The Nasdaq Stock Market (National Market System) under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for the company's common stock.

================= ================================ =============================

FISCAL 1999            HIGH CLOSING PRICE              LOW CLOSING PRICE
----------------- -------------------------------- -----------------------------

Fourth Quarter            $10.50                          $8.88
----------------- -------------------------------- -----------------------------
----------------- -------------------------------- -----------------------------

Third Quarter             $10.63                          $7.50
----------------- -------------------------------- -----------------------------
----------------- -------------------------------- -----------------------------

Second Quarter            $ 8.50                          $6.00
----------------- -------------------------------- -----------------------------
----------------- -------------------------------- -----------------------------

First Quarter             $ 7.00                          $5.63
================= ================================ =============================


================= ================================ =============================

FISCAL 1998          HIGH CLOSING PRICE              LOW CLOSING PRICE
----------------- -------------------------------- -----------------------------

Fourth Quarter             $6.94                          $4.75
----------------- -------------------------------- -----------------------------
----------------- -------------------------------- -----------------------------

Third Quarter              $8.25                          $6.38
----------------- -------------------------------- -----------------------------
----------------- -------------------------------- -----------------------------

Second Quarter             $9.25                          $7.44
----------------- -------------------------------- -----------------------------
----------------- -------------------------------- -----------------------------

First Quarter              $7.69                          $6.25
================= ================================ =============================


      As of March 1, 2000, the number of record holders, which include brokers and broker's nominees, etc., of the company's common stock was 77. We believe there are approximately 770 beneficial owners of the company's common stock.

Dividends

     Our company has not paid cash dividends since inception and we do not foresee paying cash dividends in the foreseeable future as earned surplus is to be retained for working capital for anticipated growth.

Sales of Unregistered Securities

         The following sets forth certain information as to all equity securities, other than the grant of options, of the company sold during the past year, except as previously reported, which were not registered under the Securities Act of 1933, as amended. In each of the transactions, we sold common stock to accredited investors, affiliates and employees, upon the exercise of outstanding stock options which were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

       From October 1 through November 10, 1999, six (6) executive officers and a director exercised outstanding stock options to purchase an aggregate of 264,500 shares of Common Stock and the Company received approximately $1.8 million in proceeds as a result of such exercises.

       On November 22, 1999, Mr. Jean Madar, the Chairman of the Board and
 Chief Executive Officer of the Company and Philippe Benacin, the Vice Chairman of the Board and President of the Company, entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. In accordance with the terms of the Stock Purchase Agreement, affiliates, management and employees exercised outstanding stock options to purchase an aggregate of 312,200 shares of Common Stock and the Company received approximately $2.1 million in proceeds as the result of such exercises.

      On November 22, 1999 an executive officer exercised an option to purchase 10,000 shares and the Company received proceeds of $57,500.

      The following sets forth certain information as all options granted to purchase equity securities of the company sold during the past year, except as previously reported, which were not registered under the Securities Act of 1933, as amended. In each of the transactions, the Company granted options to affiliates (executive officer and directors) and employees, which were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

      On February 1, 1999, options to purchase an aggregate of 7,000 shares for a five (5) year period at the exercise price of $6.4375 per share were granted to four (4) directors under the 1997 Non-Employee Stock Option Plan.

      On March 5, 1999, options to purchase an aggregate of 722,000 shares for a six (6) year period at the exercise price of $5.75 per share were granted to ten (10) executive officers, all under the 1999 Stock Option Plan.

      On December 2, 1999 and in accordance with the terms of our 1997 Non-Employee Director Stock Option Plan, options to purchase 2,000 shares at $8.875 per share, the fair market value at the time of grant, were granted to each of two (2) directors for a five (5) year period.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

                                                            YEARS ENDED DECEMBER 31
                                                 (In Thousands Except Share and Per Share Data)

============================== ================== ====================== ===================== ================= =================

                                     1999                 1998                   1997                1996              1995
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------

Income Statement Data:
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------

Net Sales                             $   87,140           $   89,388            $   91,462        $   93,281     $    93,669
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------

Cost of Sales                             45,325               47,417                49,388            51,355          48,703
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------

Selling, General and                      31,965               32,944                32,334            32,416          32,990
Administrative
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------

Income Before Taxes and                    9,868                9,164                 8,172             9,081          12,380
Minority Interest
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------

Net Income                                 4,828                4,613                 4,507(1)          5,658           9,038(1)(2)
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
Net Income per Share:
   Basic                              $      .64           $      .53            $      .48(1)     $      .57     $       .90(1)(2)
   Diluted                            $      .60           $      .52            $      .48(1)     $      .57     $        87(1)(2)
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
------------------------------ ------------------ ---------------------- --------------------- ----------------- -----------------
Average Common Shares
Outstanding:
   Basic                               7,591,923            8,707,290             9,299,401         9,871,698      10,044,653
   Diluted                             8,103,484            8,898,805             9,397,329         9,984,463      10,438,896
============================== ================== ====================== ===================== ================= =================

     (1) Includes a nonrecurring charge, net of taxes, of $0.8 million or $.08 per diluted share and $1.3 million or $.13 per diluted share, for fiscal years ended December 31, 1997 and December 31, 1995, respectively, relating to the divestiture of the Cutex license in 1997 and discontinuance of a product line in 1995.

     (2) Includes a net gain of $3.3 million or $.32 per diluted share for fiscal years ended December 31, 1995 resulting from the sale of common stock of a subsidiary.


                                AS AT DECEMBER 31
                 (In Thousands Except Share and Per Share Data)

========================================= =============== ============== ============== =============== ==============

                                               1999           1998           1997            1996           1995
----------------------------------------- --------------- -------------- -------------- --------------- --------------
----------------------------------------- --------------- -------------- -------------- --------------- --------------

Balance Sheet Data:
----------------------------------------- --------------- -------------- -------------- --------------- --------------
----------------------------------------- --------------- -------------- -------------- --------------- --------------

Working Capital                                 $ 52,402       $ 49,599       $ 44,842        $ 46,568       $ 41,363
----------------------------------------- --------------- -------------- -------------- --------------- --------------
----------------------------------------- --------------- -------------- -------------- --------------- --------------

Total Assets                                      87,223         87,739         80,282          85,585         84,001
----------------------------------------- --------------- -------------- -------------- --------------- --------------
----------------------------------------- --------------- -------------- -------------- --------------- --------------

Long-Term Debt                                     1,531            200            424             485            596
----------------------------------------- --------------- -------------- -------------- --------------- --------------
----------------------------------------- --------------- -------------- -------------- --------------- --------------

Shareholders' Equity                              52,361         53,680         50,194          53,366         51,976
========================================= =============== ============== ============== =============== ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Our Company is a leading manufacturer and distributor of fragrances, cosmetics and personal care products. Innovation and creativity are combined to produce quality products for our customers around the world.

     We specialize in the production of both prestige fragrances and mass market fragrances and cosmetics:

o Prestige products -- For each prestige brand, owned or licensed, we create an original concept for the perfume consistent with world market trends;

o Mass market products -- We design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances and mass market cosmetics.

     1999 COMPARED TO 1998

     Net sales for the year ended December 31, 1999 were $87.1 million, as compared to $89.4 million in 1998. At comparable foreign currency exchange rates, net sales for the year ended December 31, 1999 were virtually unchanged from that of 1998.

     These results were in line with management's expectations as no new prestige fragrance launches were scheduled for 1999 and we entered the year during a downward trend in our mass market product lines, which resulted from the unsteady economic situation in Eastern Europe, Brazil and other Latin American countries.

     In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH") and a new Christian Lacroix product line was launched in October 1999. In addition, in the latter part of 1999, the downward trend in our mass market product lines began to reverse. As a result, at comparable foreign currency exchange rates, net sales increased 17% for the three months ended December 31, 1999, as compared to the corresponding period of the prior year.

         Several new projects are planned for the year 2000 including, the launch of our Paul Smith fragrance line, two new perfume lines under the Burberry name, as well as two new perfume lines under the S.T. Dupont name. The improving trend in our mass market product lines, which appears to be continuing into 2000, combined with the potential of our new prestige fragrance launches, makes us very optimistic of the potential for a 20% growth in both sales and earnings for the year 2000.

        We are also actively pursuing new license agreements to build upon the strength of our existing portfolio.

        Gross profit margins increased to 48% of net sales for the year ended December 31, 1999, as compared to 47% in 1998. Gross profit margins have continued to increase over the past three years. Part of the gross profit margin improvement is the result of the strength of the US dollar relative to the Euro, as certain European sales are denominated in US dollars. Our prestige fragrance lines also generate a higher gross profit margin than our mass market product lines and these gross profit margin benefits have offset the negative affect of lower margin mass market product sales and closeout sales.

       Selling, general and administrative expenses declined to $32.0 million for the year ended December 31, 1999, as compared to $32.9 million in 1998. Selling, general and administrative expenses represented 37% of sales in both 1999 and 1998.

       In the United States, selling, general and administrative expenses declined 20% to $9.1 million for the year ended December 31, 1999, as compared to $11.4 million in 1998, and declined to 34% of net sales in 1999, as compared to 37% of net sales in 1998. As a result of the weakness in domestic mass market product sales experienced in early 1999, we instituted extraordinarily tight controls in an effort to keep spending in line with sales.

       Selling, general and administrative expenses incurred by our French subsidiary, Inter Parfums, S.A., were $22.8 million for the year ended December 31, 1999, as compared to $21.5 million in 1998. Some savings has been achieved in distribution and freight costs. However, a reasonable level of advertising is necessary to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness.

       Interest expense was $0.3 million for the year ended December 31, 1999, as compared to $0.5 million in 1998. We uses the credit lines available to us, as needed, to finance our working capital needs.

       We incurred a loss on foreign currency of $0.2 million for the year ended December 31, 1999, as compared to $0.1 million in 1998. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

     Our effective income tax rate was 40% for the year ended December 31, 1999, as compared to 39% in 1998. The effective tax rate for 1998 reflects the positive effects of the tax benefit to be realized upon the closing of our Brazilian subsidiary.

     Net income increased 5% to $4.8 million for the year ended December 31, 1999, as compared to $4.6 million in 1998. Earnings per diluted share increased 15% to $0.60 for the year ended December 31, 1999, as compared to $0.52 in 1998.

     Weighted average shares outstanding aggregated 7.6 million for the year ended December 31, 1999, as compared to 8.7 million in 1998. On a diluted basis, average shares outstanding was 8.1 million for the year ended December 31, 1999, as compared to 8.9 million in 1998. The declines are the result of our common stock repurchase program.

1998 compared to 1997

     Net sales aggregated $89.4 million in 1998, as compared to $91.5 million in 1997. On April 30, 1997, the Company divested its Cutex nail and lip products license and net sales for 1997 includes $3.3 million of Cutex product sales.

     Sales generated by the our company's French subsidiary, Inter Parfums, S.A., posted strong sales growth with an increase of 15% in 1998. At comparable foreign currency exchange rates, sales by Inter Parfums, S.A. increased 17% in 1998. Inter Parfums, S.A.'s licensed and brand name lines increased 35% while its international moderately priced fragrance line decreased 43%. Such increase is primarily the result of expanded distribution of the Burberrys fragrance line as well our new product introduction of "I Love You" by Molyneux and the launch of their new S.T. Dupont fragrance line. 1999 is expected to be a year of continued growth for Inter Parfums, S.A., as it prepares for the launch, in early 2000, of its new Paul Smith fragrance line. Inter Parfums, S.A. is also preparing new product introductions for its Burberry line for the year 2000. Management is determined to strengthen these brands with continued new product development as well as product line expansion. We are actively pursuing new license agreements to build upon the strength of its existing product lines.

     In 1998, the success of the designer fragrance lines was somewhat mitigated by sales declines in the international moderately priced fragrance line referred to above and the domestic Alternative Designer Fragrances. Excluding the effect of 1997 Cutex product sales, net sales generated by the our domestic operations decreased 18% in 1998. These declines were primarily the result of the economic situation in Eastern Europe and factors leading up to the ultimate closing of the our Brazilian subsidiary.

     As previously reported, sales generated by the our Brazilian subsidiary, Jean Philippe Brasil, were $2.0 million in 1997 as compared to $3.0 million in 1996. This trend has continued, with net sales declining to $0.8 million in 1998. In October 1998, we determined that was in our best interest to close our Brazilian subsidiary. We believed that the decline in sales reflected the Brazilian mass markets' fear of a possible currency devaluation, which in fact took place in January 1999. In view of that less than optimistic Brazilian mass market confidence level and the heavily regulated Brazilian environment, further direct investment in Brasil was not warranted. Such closing did not have a material adverse effect on our results from operations. We will continue to sell into the Brazilian market and we have entered into a distribution agreement with a well known Brazilian fragrance distributor, which included the purchase of all existing inventory.

     Gross profit margin increased to 47% of sales in 1998, as compared to 46% of sales in 1997. Our designer fragrance lines generate a slightly higher gross profit margin than the our other product lines. Sales of the Company's designer line products continue to experience solid growth, and therefore, represent a greater portion of the our overall sales. Our program of "Product Value Analysis" has also enabled us at least to maintain, and in some areas improve our gross profit margin. These cost saving techniques are utilized in all new product introductions.

      Selling, general and administrative expenses aggregated $32.9 million and $32.3 million in 1998 and 1997, respectively, and represented 37% of net sales in 1998 and 35% of net sales in 1997. Domestic selling, general and administrative expenses declined to $10.5 million in 1998 as compared to $12.5 million in 1997. However, as a result of the decline in sales, selling, general and administrative expenses increased as a percentage of domestic net sales to 35% in 1998 from 32% in 1997. In connection with the April 30, 1997 restructuring of the Company's domestic operations, which coincided with the divestiture of our Cutex license, we reduced our domestic work force by approximately 20%. Further, as a result of the economic climates in Russia and Brasil, during 1998 our management took the steps it deemed necessary to reorganize its infrastructure and cut its selling, general and administrative expenses once again.

      Selling, general and administrative expenses incurred by Inter Parfums increased to $21.5 million or 36.6% of sales in 1998 as compared to $18.6 million or 36.5% of sales in 1997. Such increase is the result of expenses incurred to support new product introductions, to build upon each brand's awareness, as well as to support Inter Parfums, S.A.'s revenue growth.

      In the first quarter of 1997, we took a pre-tax charge against earnings of $1.3 million to write-off intangible assets and other expenses relating to the divestiture of the Cutex license. We are confident that such charge is sufficient to cover all potential obligations relating to the Cutex business.

      Interest expense declined to $0.5 million in 1998 from $0.7 million in 1997. The Company uses its available credit lines, as needed, to finance its working capital needs. As a result of profitable operating results and positive cash flow, overall borrowing levels, during the year, have been reduced.

      Our company incurred a loss on foreign currency of $0.1 million in 1998 as compared to a loss of $0.2 million in 1997. Our company, at appropriate times, enters into foreign currency forward exchange contracts as a hedge for short-term inter company borrowings, or for receivables to be collected in a foreign currency.

     Our company's effective income tax rate was 39% in 1998, as compared to 36% in 1997. The 1997 rate was favorably impacted by reduction of valuation reserves on deferred tax assets, relating to the utilization of net operating loss carry forwards made available to Inter Parfums, S.A. as a result of the 1996 sale of the Bal a Versailles trademarks. No such benefit was available for 1998. In addition, corporate income tax rates in France have increased from 36% to approximately 43% in the past two years. The effective tax rate for 1998 includes an expected tax benefit to be realized as a result of our company's decision to close its Brazilian subsidiary.

     Net income was $4.6 million or $0.52 per diluted share in 1998 as compared to $4.5 million or $0.48 per diluted share in 1997. Results for 1997 include a nonrecurring charge of $0.8 million, on an after tax basis, relating to the divestiture of the Cutex license. Excluding the nonrecurring charge, net income was $5.3 million or $0.56 per diluted share in 1997.

     The weighted average shares outstanding declined 6.5% to 8.7 million in 1998, as compared to 9.3 million in 1997. On a diluted basis, average shares outstanding was 8.9 million in 1998 and 9.4 million in 1997. Such decline is the result of our ongoing stock buyback program.

Liquidity and Financed Resources

     Profitable operating results and cash provided by operations, continues to strengthen our financial position. At December 31, 1999, working capital aggregated $52 million and we had a working capital ratio of over 3 to 1. Cash and marketable securities on hand aggregated $29 million, and our net book value was $6.64 per outstanding share as of December 31, 1999.

     We recently used a portion of our cash to make an investment in marketable equity securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. This investment was made to maximize our return on cash.

     In 1999, we continued our stock repurchase program by acquiring over
1.2 million of the Company's common shares at an average cost of $6.91 per share. Our 77% owned publicly traded French subsidiary, Inter Parfums, S.A., has a current market cap in excess of $130 million, which exceeds that of the Company. Management is of the opinion that the current market price of the Company's common shares understates its real value.

     In November 1999 we finalized and closed on our strategic alliance with LV Capital USA, Inc., a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. LV Capital had already purchased, in the open market, approximately 10.5% of the outstanding shares of our Company. At the closing, LV Capital increased its equity ownership to approximately 20% by purchasing outstanding shares and shares issued upon exercise of stock options held by management and employees. Our Company received proceeds of approximately $5.8 million, including related tax benefits, as a result of the exercise of stock options. We are already experiencing the benefits of this association, with the worlds largest luxury goods manufacturer, as several new business prospects are already under discussion. We are confident that this strategic alliance will bring us new opportunities in licensing and distribution, which can further add to our planned growth in both sales and earnings.

     Our short-term financing requirements are expected to be met by available cash and marketable securities at December 31, 1999, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2000 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

     Cash provided by operating activities aggregated $12.6 million for the year ended December 31, 1999. Cash provided by operating activities continues to be the primary source of funds to finance operating needs, investments in new ventures, as well as to finance our stock repurchase program. During 1999, we repurchased 1.2 million shares of our common stock at a total cost of $8.4 million.

     Management believes that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

     In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency ("the Euro"). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002. The introduction of the Euro and the phasing out of the other currencies should not have a material impact on our consolidated financial statements.

     Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the year ended December 31, 1999.

Forward Looking Statements

     Statements included herein which are not historical in nature are forward looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Such factors include changes in product acceptance by mass markets, effectiveness of sales and marketing efforts, competition, currency fluctuation and prevailing economic conditions. Given these uncertainties, persons are cautioned not to place undue reliance on the forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required financial statements commence on page F-1.

Supplementary Data

                           QUARTERLY DATA (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                 (In Thousands Except Share and Per Share Data)

====================================== =============== =============== =============== =============== ===============

                                        1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER      FULL YEAR
-------------------------------------- --------------- --------------- --------------- --------------- ---------------

Net Sales                             $   19,584      $   22,192      $   21,652      $   23,712      $   87,140
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
-------------------------------------- --------------- --------------- --------------- --------------- ---------------

Cost of Sales                             10,099          11,741          11,649          11,836          45,325
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
-------------------------------------- --------------- --------------- --------------- --------------- ---------------

Net Income                                 1,157           1,084           1,204           1,383           4,828
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
Net Income per Share:
   Basic                              $      .15      $      .15      $      .16           $ .18      $      .64
   Diluted                            $      .15             .14      $      .15           $ .17      $      .60
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
Average Common Shares Outstanding:
   Basic
   Diluted                             7,888,373       7,433,152       7,397,423       7,648,745       7,591,923
                                       7,975,223       7,856,022       8,211,713       8,371,199       8,103,484
====================================== =============== =============== =============== =============== ===============




                           QUARTERLY DATA (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                 (In Thousands Except Share and Per Share Data)

====================================== ================ ================ =============== =============== ==============

                                             1ST          2ND QUARTER     3RD QUARTER     4TH QUARTER      FULL YEAR
                                           QUARTER
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------

Net Sales                               $   20,806        $   24,093      $   22,505       $   21,984     $   89,388
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------

Cost of Sales                               10,902            12,840          12,420           11,255         47,417
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------

Net Income                                   1,222             1,158           1,072            1,161          4,613
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------
Net Income per Share:
   Basic                                $      .14        $      .13      $      .12       $      .14     $      .53
   Diluted                              $      .14        $      .13      $      .12       $      .14     $      .52
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------
-------------------------------------- ---------------- ---------------- --------------- --------------- --------------

Average Common Shares Outstanding:
   Basic
   Diluted                               8,825,731         8,799,927       8,724,076        8,474,677      8,707,290
                                         9,019,620         9,151,554       8,946,954        8,477,093      8,898,805
====================================== ================ ================ =============== =============== ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     As of March 15, 2000, our executive officers and directors were as follows:

======================================================================================================================
                Name                                                     Position
----------------------------------------------------------------------------------------------------------------------
Jean Madar                            Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and
                                      Director General of Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------------------
Philippe Benacin                      Vice Chairman of the Board, President of Inter Parfums, Inc. and
                                      President of Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------------------
Russell Greenberg                     Director, Executive Vice President and Chief Financial Officer
----------------------------------------------------------------------------------------------------------------------
Francois Heilbronn                    Director
----------------------------------------------------------------------------------------------------------------------
Joseph A. Caccamo                     Director
----------------------------------------------------------------------------------------------------------------------
Jean Levy                             Director
----------------------------------------------------------------------------------------------------------------------
Robert Bensoussan-Torres              Director
----------------------------------------------------------------------------------------------------------------------
Daniel Piette                         Director
----------------------------------------------------------------------------------------------------------------------
Jean Cailliau                         Director
----------------------------------------------------------------------------------------------------------------------
Bruce Elbilia                         Executive Vice President
----------------------------------------------------------------------------------------------------------------------
Wayne Hamerling                       Executive Vice President
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Philippe Santi                        Director and Director of Finance, Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------------------
Eric de Labouchere                    Director of Operations, Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------------------
Frederic Garcia-Pelayo                Director of Export Sales, Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------------------
Claude Villedieu                      Director of Domestic Sales, Inter Parfums, S.A.
======================================================================================================================

     The directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. With the exception of Mr. Benacin, the officers are elected annually by the directors and serve at the discretion of the board of directors. There are no family relationships between executive officers or directors of our company.

     The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

     Jean Madar, age 39, a Director, has been the Chairman of the Board of Directors since the company's inception, and is a co-founder of the company with Mr. Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Inter Parfums, our subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Inter Parfums, our subsidiary, from September 1983 until June 1985. At our subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

     Mr. Benacin, age 41, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of our company in January 1994. In addition, he has been the President of Inter Parfums, our subsidiary, for more than the past five years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

     Mr. Greenberg, age 43, the Chief Financial Officer, was Vice-President, Finance when he joined our company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting. From July 1987 through June 1992, he was with Richard A. Eisner & Company, our independent accountants.

Francois Heilbronn

     Mr. Heilbronn, age 39, a Director since 1988 and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently working as a consultant for the firm of M.M. Friedrich, Heilbronn & Fiszer, of which he is a partner. He was formerly employed by The Boston Consulting Group, Inc. from 1986 through 1991 as a management consultant. He graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

     Mr. Caccamo, age 44, a Director of our company since 1992, is a partner of Nason, Yeager, Gerson, White & Lioce, P.A., general counsel to our company. Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became counsel to the company. From August 1992 through September 1997, he was a director of and general counsel to Hydron Technologies, Inc., a company primarily engaged in the development of cosmetic and personal care products, which has its common stock listed on The Nasdaq Stock Market.

Jean Levy

     Jean Levy, age 67, a Director since August 1996 and a member of the audit, stock option and executive compensation committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris".

Robert Bensoussan-Torres

     Robert Bensoussan-Torres, age 42, has been a Director since March 1997. He is currently the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres was a Director of Towers Consulting Europe, Ltd. from May 1998 to September 1999. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Houte Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Daniel Piette

     Mr. Piette, age 54 and a director since December 1999, is also a member of the executive compensation committee of the Board of Directors. Mr. Piette is the Chairman of LV Capital USA, Inc. ("LV Capital"), the US vehicle of LV Capital SA, which is the investment arm of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH") the world's largest luxury goods conglomerate. For the past ten (10) years, he has been a Group Executive Vice President of LVMH. Mr. Piette is also a director of Cryo Interactive Entertainment (Paris) and a non-executive director of Davis S. Smith Holdings PLC (London) as well as a member of the Board of Overseers of ESSEC (Paris) and Columbia Business School (New York).

Jean Cailliau

     Mr. Cailliau, age 37 and a director since December 1999, is also a member of the audit and the stock option committees of the Board of Directors. Mr. Cailliau is the Deputy General Manager of LV Capital SA, the investment arm of LVMH and the CEO of LV Capital USA Inc, its US vehicle. For the past eight (8) years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies . Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

Bruce Elbilia

     Mr. Elbilia, age 41, Executive Vice President joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of our company's marketing efforts. In 1994 Mr. Elbilia became head of international sales and marketing for our company, and had expanded our company's export sales to South America, the Middle East and Eastern Europe. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C.

Wayne C. Hamerling

     Mr. Hamerling, age 44, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over twenty (20) years experience in the fragrance and cosmetic business.

Philippe Santi

     Philippe Santi, age 38 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi is a Certified Accountant and Statutory Auditor in France.

Eric de Labouchere

     Eric de Labouchere, age 45, is the Director of Operations of Inter Parfums, S.A. He has been employed by Inter Parfums, S.A. since October 1986 in product development, purchasing and marketing.

Frederic Garcia-Pelayo

     Frederic Garcia-Pelayo, age 41, has been the Director of Export Sales of Inter Parfums, S.A. since September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Claude Villedieu

     Claude Villedieu, age 58, has been the Director of Domestic Sales of Inter Parfums, S.A. since June 1989. Mr. Villedieu previously worked for the L'Oreal Group.

Section 16(a) Beneficial Ownership Reporting Compliance

     During fiscal year ended December 31, 1999, LVMH Moet Hennessey Louis Vuitton, S.A., a 10% shareholder, filed its Form 3 approximately four (4) weeks late.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, our company's Chief Executive Officer and each of the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997:


                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                          Long Term Awards
=======================================================================================================================
                                                                          Other Annual     Securities
                                                                          Compensation     Underlying      All Other
    Name and Principal Position        Year    Salary ($)    Bonus ($)        ($)         Options (#)(1)  Compensation
-----------------------------------------------------------------------------------------------------------------------
Jean Madar(2), Chairman of the         1999    280,000       $48,000        756,500(3)       275,000          -0-
Board, Chief Executive Officer of      1998    280,000         -0-           48,000(4)       130,000          -0-
Inter Parfums, Inc. and Director       1997    267,000         -0-           18,000(4)       325,000          -0-
General of Inter Parfums, S.A.
-----------------------------------------------------------------------------------------------------------------------
Philippe Benacin(5), President of      1999    136,000        16,000        765,500(6)       275,000          -0-
Inter Parfums, Inc. and President      1998    139,000        10,000         53,000(7)       130,000          -0-
of Inter Parfums, S.A.                 1997     86,000        25,000         33,000(8)       325,000          -0-
-----------------------------------------------------------------------------------------------------------------------
Russell Greenberg(9), Executive Vice   1999    230,000         5,000        225,819(10)       33,000          -0-
President and Chief Financial          1998    228,446         3,000          2,214           15,500          -0-
Officer                                1997    213,600        15,000          2,214           22,500          -0-
-----------------------------------------------------------------------------------------------------------------------
Bruce Elbilia(11), Executive Vice      1999    160,500         5,000        262,467(12)       33,000          -0-
President                              1998    146,045         3,000          8,776(13)       15,500          -0-
                                       1997    168,000        18,500         78,473(13)       25,500          -0-
-----------------------------------------------------------------------------------------------------------------------
Wayne C. Hamerling(14), Executive      1999    166,120         5,000        326,782(15)       33,000          -0-
Vice President                         1998    166,120        13,000          2,590(16)       15,500          -0-
                                       1997    166,120         7,000         55,363(17)       25,500          -0-
=======================================================================================================================

----------

(1) Includes options granted in 1998 and 1997 as replacements for out-of-the-money or expired options.
(2) As of December 31, 1999, Mr. Madar held 2,356,049 restricted shares of common stock, with an aggregate value of $22,382,561 based upon the closing price of our company's common stock as reported by the Nasdaq Stock Market, National Market system, of $9.50.
(3) Includes lodging expenses of $ 48,000 and $708,500 realized upon exercise of options.
(4)  Consists of lodging expenses.
(5) Compensation figures for Mr. Benacin are approximate, as he is paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods. As of December 31, 1999, Mr. Benacin held 2,208,049 restricted shares of common stock, with an aggregate value of $20,976,466 based upon the closing price of the company's common stock as reported by the Nasdaq Stock Market, National Market system, of $9.50.

(6) Includes lodging expenses of $42,000, $15,000 for automobile expenses and $708,500 and realized upon exercise of options.
(7) Consists of $48,000 for lodging expenses and $5,000 for automobile expenses.
(8) Consists of $31,000 for lodging expenses and $2,000 for automobile expenses.
(9) Mr. Greenberg held no restricted shares of common stock as of December 31, 1999.
(10) Consists of $2,214 car allowance and $223,605 realized upon the exercise of options.
(11) Mr. Elbilia held 10,000 shares of common stock as of December 31, 1999 with an aggregate value of $9,500, based upon the closing price of the company's common stock as reported by the Nasdaq Stock Market, National Market system, of $9.50.
(12) Consists of $27,985 selling commissions and $234,482 realized upon the exercise of options.
(13) Consists of selling commissions.
(14) Mr. Hamerling held no restricted shares of common stock as of December 31, 1999.
(15) Consists of selling commissions of $43,388 ; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $278,794 realized upon the exercise of options.
(16) Consists of selling commissions of $48,090 and non cash compensation of $4,500 equal to the value of personal use of a company leased automobile.
(17) Consists of selling commissions of $50,863 and non cash compensation of $4,500 equal to the value of personal use of a company leased automobile.

     The following table sets forth certain information relating to stock option grants during Fiscal 1999 to our company's Chief Executive Officer and each of the four most highly compensated executive officers of the company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 1999:


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                    Potential Realized Value at
                                                                                    Assumed Annual Rates of Stock
                       Individualized Grants                                        Price Appreciation for Option Term
========================================================================================================================
            NAME                NUMBER OF        % OF TOTAL       EXERCISE     EXPIRATION     FIVE (5%)     TEN (10%)
                                SECURITIES      OPTIONS/SARS       OR BASE        DATE         PERCENT       PERCENT
                                UNDERLYING       GRANTED TO         PRICE                        ($)           ($)
                                 OPTIONS        EMPLOYEES IN       ($/SH)
                                GRANTED (#)      FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------
Jean Madar                        275,000              38           5.75           3/4/05        436,870      965,329
------------------------------------------------------------------------------------------------------------------------
Philippe Benacin                  275,000              38           5.75           3/4/05        436,870      965,329
------------------------------------------------------------------------------------------------------------------------
Russell Greenberg                  33,000             4.5           5.75           3/4/05         52,424      115,844
------------------------------------------------------------------------------------------------------------------------
Bruce Elbilia                      33,000             4.5           5.75           3/4/05         52,424      115,844
------------------------------------------------------------------------------------------------------------------------
Wayne Hamerling                    33,000             4.5           5.75           3/4/05         52,424      115,844
========================================================================================================================

     The following table sets forth certain information relating to option exercises effected during Fiscal 1999, and the value of options held as of such date by each of the Chief Executive Officer and the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the company and its subsidiaries during Fiscal 1999:

                   AGGREGATE OPTION EXERCISES FOR FISCAL 1999
                           AND YEAR END OPTION VALUES


                                                             NUMBER OF UNEXERCISED     VALUE(1) OF UNEXERCISED
                                                             OPTIONS AT DECEMBER 31,   IN-THE-MONEY OPTIONS AT
                                                             1999(#)                   DECEMBER 31, 1999($)
==========================================================================================-----------------------
          NAME                SHARES ACQUIRED    VALUE ($)         EXERCISABLE/              EXERCISABLE/
                                ON EXERCISE     REALIZED(2)        UNEXERCISABLE             UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------
Jean Madar                        150,000         562,500          813,500/-0-               2,767,225/-0-
-----------------------------------------------------------------------------------------------------------------
Philippe Benacin                  150,000         562,500          813,500/-0-               2,767,225/-0-
-----------------------------------------------------------------------------------------------------------------
Russell Greenberg                  41,500         223,605           48,500/-0-                 159,000/-0-
-----------------------------------------------------------------------------------------------------------------
Bruce Elbilia                      93,000         266,982              -0-/-0-                     -0-/-0-
-----------------------------------------------------------------------------------------------------------------
Wayne C. Hamerling                 51,000         278,794           42,000/-0-                 139,500/-0-
 ================================================================================================================

----------
(1) Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $9.50 on December 31, 1999.

(2) Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

     The following table sets forth certain information regarding repricing of options held by all executive officers of the company for the last ten years.

Employment Agreements

     As part of the acquisition by our company of the controlling interest in Inter Parfums, S.A. now a subsidiary, in 1991, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin is entitled to receive an annual salary of 600,000ff, which was approximately US$ 100,000, together with 5,000ff per month, which was approximately US$833, for lodging expenses, both of which are subject to increases in the discretion of the Board of Directors. In addition he is to receive a nonaccountable expense allowance of 1,200ff, which was approximately US$ 200 per week and reimbursement for all out-of-pocket expenses associated with the acquisition, operation and maintenance of an automobile. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

     All nonemployee directors receive $1,000 for each board meeting at which they participate, except for Mr. Caccamo's, whose law firm receives $500 for each board meeting at which he participates.

     In March 1997 our Board of Directors adopted, our 1997 Nonemployee Stock Option Plan. This plan was approved by our stockholders at the annual meeting of shareholders held in July 1997. The purpose of this plan is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company

     The 1997 plan provides for the grant of nonqualified stock options to nonemployee directors to purchase an aggregate of 25,000 shares of common stock. Options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date except for Joseph A. Caccamo, who is granted options to purchase 4,000 shares.

     On December 2, 1999 and in accordance with the terms of our 1997 plan, options to purchase 2,000 shares at $8.875 per share, the fair market value at the time of grant, were granted to each of two (2) directors for a five year period.

     On February 1, 2000, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy and Robert Bensoussan-Torres, and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $10.1875 per share under the 1997 plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 15, 2000 with respect to the beneficial ownership of our company's common stock by (a) each person known by the company to be the beneficial owner of more than five percent of the company's outstanding common Stock, (b) the executive officers and directors of the company and (c) the directors and officers of the company as a group:


---------------------------------------------------------------------------------------------------------------------
                NAME AND ADDRESS                  AMOUNT OF BENEFICIAL OWNERSHIP(1)  APPROXIMATE PERCENT OF CLASS
              OF BENEFICIAL OWNER
---------------------------------------------------------------------------------------------------------------------

                   Jean Madar                                 3,169,549(2)                       36.5%
            c/o Inter Parfums, S.A.
        4, Rond Point Des Champs Elysees
              75008 Paris, France
---------------------------------------------------------------------------------------------------------------------
                Philippe Benacin                              3,021,549(3)                       34.8%
            c/o Inter Parfums, S.A.
        4, Rond Point Des Champs Elysees
              75008 Paris, France
---------------------------------------------------------------------------------------------------------------------
               Russell Greenberg                                 48,500(4)                    Less than 1%
            c/o Inter Parfums, Inc.
                551 Fifth Avenue
               New York, NY 10176
---------------------------------------------------------------------------------------------------------------------
               Francois Heilbronn                                 7,500(5)                    Less than 1%
              12 Rue Pierre Leroux
              75007 Paris, France
---------------------------------------------------------------------------------------------------------------------
            Joseph A. Caccamo, Esq.                               4,000(6)                    Less than 1%
             Nason, Yeager, Gerson,
              White & Lioce, P.A.
    1645 Palm Beach Lakes Blvd., Suite 1200
           West Palm Beach, FL 33401
---------------------------------------------------------------------------------------------------------------------
                   Jean Levy                                      3,000(4)                    Less than 1%
               29 rue du Colisee
              75008 Paris, France
---------------------------------------------------------------------------------------------------------------------
            Robert Bensoussan-Torres                              3,000(4)                    Less than 1%
             48, Boulevard Raspail
              75006 Paris, France
---------------------------------------------------------------------------------------------------------------------
                 Bruce Elbilia                                   10,000                       Less than 1%
            c/o Inter Parfums, Inc.
                551 Fifth Avenue
               New York, NY 10176
---------------------------------------------------------------------------------------------------------------------
               Wayne C. Hamerling                                42,000(7)                    Less than 1%
            c/o Inter Parfums, Inc.
                551 Fifth Avenue
               New York, NY 10176
---------------------------------------------------------------------------------------------------------------------

----------
(1) All shares of common stock are directly held with sole voting power to dispose, unless otherwise stated.
(2) Consists of 2,356,049 shares held directly and options to purchase 813,500 shares.
(3) Consists of 2,208,049 shares held directly and options to purchase 813,500 shares.
(4)  Consists of options to purchase shares.
(5) Consists of 4,500 shares held directly and options to purchase 3,000 shares.
(6)  Consists of options to purchase shares.
(7) Consists of 10,000 shares held directly and options to purchase 32,000 shares.

---------------------------------------------------------------------------------------------------------------------
                 Daniel Piette                                   2,000(8)                    Less than 1%
               LVMH Moet Hennessy
              Louis Vuitton, S.A.
                30 Avenue Hoche
              75008, Paris, France
---------------------------------------------------------------------------------------------------------------------
                 Jean Cailliau                                   2,000(8)                    Less than 1%
               LVMH Moet Hennessy
              Louis Vuitton, S.A.
                30 Avenue Hoche
              75008, Paris, France
---------------------------------------------------------------------------------------------------------------------
                 Philippe Santi                                   -0-                             NA
                  Inter Parfums, S.A.
        4, rond point des Champs Elysees
              75008, Paris France
---------------------------------------------------------------------------------------------------------------------
               Eric de Labouchere                                 -0-                             NA
              Inter Parfums, S.A.
        4, rond point des Champs Elysees
              75008, Paris France
---------------------------------------------------------------------------------------------------------------------
             Frederic Garcia-Pelayo                               -0-                             NA
              Inter Parfums, S.A.
        4, rond point des Champs Elysees
              75008, Paris France
---------------------------------------------------------------------------------------------------------------------
                Claude Villedieu                                  -0-                             NA
              Inter Parfums, S.A.
        4, rond point des Champs Elysees
              75008, Paris France
---------------------------------------------------------------------------------------------------------------------
     LVMH Moet Hennessy Louis Vuitton, S.A.                1,623,800(9)                          20.1%
                30 Avenue Hoche
              75008 Paris, France
---------------------------------------------------------------------------------------------------------------------
         Dimensional Fund Advisors, Inc.                     555,700(10)                          7.1%
          1299 Ocean Avenue, 11th Fl.
             Santa Monica, CA 90401
---------------------------------------------------------------------------------------------------------------------
           All Directors and Officers                      7,936,898(11)                         82.7%
             as a Group (15 Persons)
---------------------------------------------------------------------------------------------------------------------

----------
(8) Does not include shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.
(9)  Consists of shares held by LV Capital USA, Inc., an affiliate.
(10) Information is derived forth in a Schedule 13G dated February 4, 2000 of Dimensional Fund Advisor Inc., which may be deemed to be the beneficial owner of the shares which are owned by its advisory clients. Dimensional Fund Advisor disclaims beneficial ownership of all of the shares.
(11) Consists of 4,588,598 shares held directly, and options to purchase 1,724,500 shares. It also includes 1,623,800 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with French Subsidiaries

     In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement, the Paul Smith license agreement and the Brosseau license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the Burberry license agreement and the Paul Smith license agreement and the distribution agreement for Ombre Rose fragrances.

Remuneration of Counsel

     Joseph A. Caccamo, a director of our company, is a partner of Nason, Yeager, Gerson, White & Lioce, P.A., our general counsel. In Fiscal 1999, Mr. Caccamo's firm was paid an aggregate of $141,802 in legal fees and for reimbursement of disbursements incurred on behalf of the company. Commencing as of January, 2000, Mr. Caccamo's law firm receives a monthly retainer of $8,000 together with reimbursement for expenses. Mr. Caccamo's firm also receives $500 for each board meeting at which he participates.

     On February 1, 2000 in accordance with the terms of our company's stock option plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $10.1875 per share, the fair market value at the time of grant. He holds those options as nominee for his firm.

 Transactions with LVMH Moet Hennessy Louis Vuitton S.A.

     In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company (a division of Group LVMH) for the worldwide development, manufacture and distribution of perfumes.

     On November 22, 1999, Mr. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums, Inc. (the "Company") and Philippe Benacin, the Vice Chairman of the Board and President of the Company, entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. Counsel to the Company represented Messrs. Madar and Benacin in this transaction without any additional charge.

     In accordance with the terms of the Stock Purchase Agreement, LV Capital purchased an aggregate of 849,200 shares of Common Stock of the Company, at $12.00 per share as follows: 260,000 shares (inclusive of 50,000 shares acquired upon exercise of an outstanding stock option) from each of Messrs. Madar and Benacin, and an aggregate of 329,200 shares (inclusive of 212,200) shares issued upon exercise of outstanding stock options) from management and employees. As the result of such transaction, LV Capital increased its beneficial ownership of Common Stock of the Company to approximately 20.5% of the outstanding shares, and the Company received proceeds of approximately $4.2 million as the result of the exercise of the outstanding stock options.

     In addition, LV Capital and Messrs. Madar and Benacin have executed and delivered a Shareholders' Agreement relating to certain corporate governance issues, including increasing the number of Board members from seven (7) to ten
(10), granting two (2) seats on the Board of directors to designees of LV Capital, and annual limitations on the grant of employee stock options.

     Further, in return for LV Capital becoming a strategic partner of the Company, LV Capital is to be granted the right to maintain is percentage ownership of the outstanding shares of Common Stock, by receiving an option to purchase shares of the Company for cash at fair market value upon issuance of shares to any party other than LV Capital, subject to certain exceptions, and is to be granted demand registrations rights for all shares of Common Stock it holds. Finally, LV Capital is to agree to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to twenty-five percent (25%) of the outstanding shares of Common Stock of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements annexed hereto                           Page No.

         Independent Auditors' Reports                                 F-1

         Consolidated Balance Sheets as at December 31, 1999
         and December 31, 1998                                         F-3

         Consolidated Statements of Income for the Years
         ended December 31, 1999, December 31, 1998 and
         December 31, 1997                                             F-4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Years ended December 31, 1999,
         December 31, 1998 and December 31, 1997                       F-5

         Consolidated Statements of Cash Flows for the
         Years ended December 31, 1999, December 31, 1998
         and December 31, 1997                                         F-6

         Notes to Financial Statements                                 F-7

(a)(2)   Financial Statement Schedules annexed hereto:

         Schedule II - Valuation and Qualifying Accounts
           and Reserves                                                F-18

         Schedules other than those referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the consolidated financial statements.

     (a)(3)   Exhibits

     The following documents heretofore filed by our company with the Securities and Exchange Commission are hereby incorporated by reference from the Company's Registration Statement on Form S-18, file no. 33-17139-NY:

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

-----------------------------
(1)Filed in excised form.

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

10.69 Exclusive Licence Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (English translation, excised version)

     The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

Exhibit No. and Description

3.2 Amended and Restated By-laws

4.17 1997 Nonemployee Director Stock Option Plan

4.18 1999 Stock Option Plan

10.70 Licence Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (excised version)

10.71 Licence Agreement between Christian LaCroix, a division of Group LVMH and Inter Parfums, S.A (English translation, excised version)

10.72 Revolving Credit Agreement dated June 1, 1998 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.

21 List of Subsidiaries

     The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - November 22, 1999):

Exhibit No. and Description

4.2 Shareholder's Agreement among LV Capital USA, Inc., Jean Mader and Philippe Benacin dated November 22, 1999.

99.1 Stock Purchase Agreement among LV Capital USA, Inc., Jean Madar and Philippe Benacin dated November 22, 1999.

The following documents are filed herewith:

Exhibit No. and Description

3.1(d) Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 13, 1999

10.73 Burberry Confidential Treatment Agreement dated 8 February, 2000

10.74 Burberry Licence Amendment dated February, 2000 (filed in excised form)

10.75 Revolving Credit Agreement dated June 1, 1999 among Republic National Bank of New York, Jean Philippe Fragrances, Inc. and Elite Parfums, Ltd.

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K (date of event November 22, 1999) was filed during the fourth quarter of Fiscal 1999, reporting items 5 and 7.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Inter Parfums, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated subsidiaries of the Company, which statements reflect total assets and net sales constituting 66% and 69% for 1999 and 64% and 66% for 1998 and net sales constituting 56% for 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits referred to above included Schedule II for each of the years in the three-year period ended December 31, 1999. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulations of the Securities and Exchange Commission.

Richard A. Eisner & Company, LLP

New York, New York
March 7, 2000

With respect to accounts for
  foreign subsidiaries
March 17, 2000

                 INTER PARFUMS HOLDING, S.A. AND SUBSIDIARIES
                 --------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Inter Parfums Holding, S.A. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums Holding, S.A. and subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                        Paris La DeFense, March 17, 2000

                      Cabinet Cauvin, Angleys, Saint-Pierre
                                  International


                                Rene Amirkhanian

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands except share and per share data)


                                                                        December 31,
                                                                      ----------------
                                                                        1999     1998
                                                                      -------  -------
ASSETS
Current assets:

  Cash and cash equivalents                                           $24,936  $23,356
  Marketable securities (Note B)                                        4,424
  Accounts receivable, net of allowances of $2,095 and $2,432 in
    1999 and 1998, respectively (Note F)                               26,033   28,014
  Inventories (Notes A and C)                                          19,450   21,939
  Receivables, other                                                      875      617
  Other                                                                 1,169    1,085
  Deferred tax benefit (Note K)                                           858    1,107
                                                                      -------  -------

      Total current assets                                             77,745   76,118

Equipment and leasehold improvements, net (Notes A and D)               3,126    2,988
Other assets                                                              508      922
Trademarks and licenses, net (Notes A, E and L)                         5,844    7,711
                                                                      -------  -------

                                                                      $87,223  $87,739
                                                                      =======  =======
LIABILITIES
Current liabilities:
  Loans payable - banks (Note F)                                      $   787  $ 4,172
  Accounts payable                                                     18,449   14,300
  Accrued expenses                                                      4,351    3,892
  Income taxes payable                                                    768    2,864
  Deferred tax liability (Note K)                                         988    1,291
                                                                      -------  -------

      Total current liabilities                                        25,343   26,519
                                                                      -------  -------

Long-term debt (Note G)                                                 1,531      200
                                                                      -------  -------

Minority interest                                                       7,988    7,340
                                                                      -------  -------

Commitments (Note H)

SHAREHOLDERS' EQUITY (Notes I and L)
Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares;
  outstanding 7,888,481 and 8,462,781 shares in 1999 and 1998,
  respectively                                                              8        8
Additional paid-in capital                                             26,522   20,730
Retained earnings                                                      52,080   47,343
Accumulated other comprehensive income                                 (4,290)    (812)
Treasury stock, at cost 3,595,203 and 2,383,203 shares in 1999 and
  1998, respectively                                                  (21,959) (13,589)
                                                                      -------  -------

      Total shareholders' equity                                       52,361   53,680
                                                                      -------  -------

                                                                      $87,223  $87,739
                                                                      =======  =======



See notes to financial statements                                            F-3

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands except share and per share data)


                                                           Year Ended December 31,
                                                      --------------------------------
                                                         1999        1998       1997
                                                      ---------   ---------  ---------
Net sales                                              $ 87,140    $ 89,388   $ 91,462
Cost of sales                                            45,325      47,417     49,388
                                                      ---------   ---------  ---------

Gross margin                                             41,815      41,971     42,074

Selling, general and administrative                      31,965      32,944     32,334
Loss on divestiture of license                                                   1,300
                                                      ---------   ---------  ---------

Income from operations                                    9,850       9,027      8,440
                                                      ---------   ---------  ---------

Other charges (income):
  Interest                                                  344         471        727
  Loss on foreign currency                                  190         139        242
  Interest income                                          (687)       (788)      (705)
  Loss on sale of stock of subsidiary                       135          41          4
                                                      ---------   ---------  ---------

                                                            (18)       (137)       268
                                                      ---------   ---------  ---------

Income before income taxes                                9,868       9,164      8,172
Income taxes                                              3,978       3,598      2,945
                                                      ---------   ---------  ---------

Income before minority interest                           5,890       5,566      5,227
Minority interest in net income of consolidated           1,062         953        720
                                                      ---------   ---------  ---------

Net income                                             $  4,828    $  4,613   $  4,507
                                                       ========    ========   ========

Net income per share:

  Basic                                                $0.64       $0.53      $0.48
  Diluted                                              $0.60       $0.52      $0.48

Weighted average number of shares outstanding:

  Basic                                               7,591,923   8,707,290  9,299,401
  Diluted                                             8,103,484   8,898,805  9,397,329

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

                                                                                            Accumulated
                                                           Additional                          Other
                                           Common Stock    Paid-in  Retained Comprehensive Comprehensive Treasury
                                          Shares   Amount  Capital  Earnings    Income        Income      Stock     Total
Balance - January 1, 1997                9,602,481   $10    $20,686 $38,223                    $  390    $(5,943) $ 53,366
Comprehensive income:
  Net income                                                          4,507     $4,507                               4,507
  Foreign currency translation
    adjustments                                                                 (2,759)        (2,759)              (2,759)
                                                                                -------
Total comprehensive income                                                      $1,748
                                                                                ======
Purchased treasury shares                (739,700)    (1)                                                 (4,919)   (4,920)
                                        ---------    ---     ------ -------                ----------    -------  --------

Balance - December 31, 1997              8,862,781     9     20,686  42,730                    (2,369)    (10,862)  50,194
Comprehensive income:
  Net income                                                          4,613     $4,613                               4,613
  Foreign currency translation
    adjustments                                                                  1,557          1,557                1,557
                                                                                ------
Total comprehensive income                                                      $6,170
                                                                                ======
Shares issued upon exercise of
  stock options                             7,500                44                                                     44
Purchased treasury shares                (407,500)    (1)                                                 (2,727)   (2,728)
                                        ---------    ---   -------- -------                ----------    -------  --------

Balance - December 31, 1998              8,462,781     8     20,730  47,343                      (812)    (13,589)  53,680
Comprehensive income:
  Net income                                                          4,828     $4,828                               4,828
  Foreign currency translation
    adjustments                                                                 (3,870)        (3,870)              (3,870)
  Unrealized gain on marketable
    securities                                                                     392            392                  392
                                                                                ------
Total comprehensive income                                                      $1,350
                                                                                ======
Shares issued upon exercise of stock
  options (including income tax
  benefit)                                637,700      1      5,792                                                  5,793
Purchased treasury shares              (1,212,000)    (1)                                                 (8,370)   (8,371)
Dividends paid                                                          (91)                                           (91)
                                        ---------    ---   -------- -------                ----------    -------  --------

Balance - December 31, 1999              7,888,481   $ 8    $26,522 $52,080                    $(4,290)  $(21,959)$ 52,361
                                        ==========   ===   ======== =======                    =======   ======== ========

See notes to financial statements                                            F-5

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands except share and per share data)


                                                              Year Ended December 31,
                                                             -------------------------
                                                               1999     1998     1997
                                                             -------  -------  -------
Cash flows from operating activities:
  Net income                                                 $ 4,828  $ 4,613  $ 4,507
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                            2,415    1,401    1,238
      Noncash portion of loss on divestiture of license                            854
      Loss on sale of stock of subsidiary                        135       41        4
      Minority interest in net income                          1,062      953      720
      Deferred tax (benefit) provision                          (438)     165      771
      Changes in:
        Accounts receivable                                     (886)    (272)     189
        Inventories                                              354      632       90
        Other assets                                             (66)    (144)   1,426
        Accounts payable and accrued expenses                  6,873     (449)     790
        Income taxes payable                                  (1,719)     419    1,538
                                                             -------  -------  -------

         Net cash provided by operating activities            12,558    7,359   12,127
                                                             -------  -------  -------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements            (1,407)  (1,604)  (1,149)
  Cash portion of trademark and license acquisitions            (337)     (27)  (1,009)
  Purchase of marketable securities                           (3,792)
  Proceeds from sale of equipment                                                   50
                                                             -------  -------  -------

         Net cash used in investing activities                (5,536)  (1,631)  (2,108)
                                                             -------  -------  -------

Cash flows from financing activities:
  Increase (decrease) in loans payable - banks                (2,997)     888   (5,574)
  Proceeds from issuance of long-term debt                     1,624
  Proceeds from sale of stock of subsidiary                      214       60       32
  Purchase of treasury stock                                  (8,371)  (2,728)  (4,920)
  Proceeds from exercise of options and warrants               5,793       44
  Dividends paid                                                 (91)
                                                             -------  -------  -------

         Net cash used in financing activities                (3,828)  (1,736)  (10,462)
                                                             -------  -------  --------

Effect of exchange rate changes on cash                       (1,614)     642   (1,040)
                                                             -------  -------  -------

Net increase (decrease) in cash and cash equivalents           1,580    4,634   (1,483)
Cash and cash equivalents - beginning of year                 23,356   18,722   20,205
                                                             -------  -------  -------

Cash and cash equivalents - end of year                      $24,936  $23,356  $18,722
                                                             =======  =======  =======

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest                                                $   330  $   560  $   756
     Income taxes                                            $ 4,331  $ 3,028  $   736


See notes to financial statements                                            F-6

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]  Business of the Company:

     The Company is a manufacturer and distributor of prestige brand name fragrances and mass market fragrances and cosmetics.

[2]  Basis of preparation:

     The consolidated financial statements include the accounts of Inter Parfums, Inc. and its domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

[5]  Marketable securities:

     All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at fair value based upon market quotes. Unrealized holding gains and losses, net of deferred taxes, are computed on the basis of specific identification and are reported as a separate component of shareholders' equity. Realized gains and losses, and decreases in value, judged to be other than temporary, are included in other charges (income). The cost of securities sold is based on the specific identification method and interest and dividend income is recognized when earned.

[6]  Financial instruments:

     The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable and long-term debt approximates fair value as the interest rates on the Company's indebtedness approximate current market rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  Financial instruments:  (continued)

     The Company occasionally enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses of foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitment.

[7]  Euro conversion:

     In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency (the "Euro"). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002. The introduction of the Euro and the phasing out of the other currencies should not have a material impact on the Company's consolidated financial statements.

[8]  Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market.

[9]  Equipment and leasehold improvements:

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method and the declining-balance method over the estimated useful asset lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

[10] Trademarks and licenses:

     Trademarks are stated at cost and are amortized by the straight-line method over 20 years. The cost of licenses acquired is being amortized by the straight-line method over the term of the respective licenses.

     The Company reviews trademarks and licenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

[11] Revenue recognition:

     Revenue is recognized upon shipment of merchandise as sales are final upon shipment to customers. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends.

[12] Issuance of common stock of subsidiary:

     The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment sold is reflected as a gain or loss in the consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] Stock-based compensation:

     The provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net income had the fair value of the option been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[14] Earnings per share:

     Basic earnings per share are computed using the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

NOTE B - MARKETABLE SECURITIES

Marketable securities represent equity securities classified as available-for-sale. At December 31, 1999, such securities had a cost of $3,792 and a gross unrealized gain of $850 ($392 net of taxes of $341 and minority interest of $117). For the year ended December 31, 1999, there were no sales of marketable securities and, therefore, no gains or losses have been realized.

NOTE C - INVENTORIES

                                                         December 31,
                                                       ----------------
                                                         1999    1998
                                                       -------  -------

     Raw materials and component parts                 $ 8,239  $ 7,571
     Finished goods                                     11,211   14,368
                                                       -------  -------

                                                       $19,450  $21,939
                                                       =======  =======


NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                         December 31,
                                                       ----------------
                                                         1999    1998
                                                       -------  -------

     Equipment                                          $6,667  $5,721
     Leasehold improvements                                383     382
                                                        ------  ------

                                                         7,050   6,103
     Less accumulated depreciation and amortization      3,924   3,115
                                                        ------  ------

                                                        $3,126  $2,988
                                                       =======  =======

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE E - TRADEMARKS AND LICENSES


                                                             December 31,
                                                           ---------------
                                                            1999    1998
                                                           ------  -------
     Trademarks                                            $7,013  $ 7,852
     Licenses                                               2,786    2,880
                                                           ------  -------

                                                            9,799   10,732
     Less accumulated amortization                          3,955    3,021
                                                           ------  -------

                                                           $5,844  $ 7,711
                                                           ======  =======


NOTE F - LOANS PAYABLE - BANKS

                                                             December 31,
                                                            --------------
                                                             1999    1998
                                                            -----   ------

     Borrowings by the Company's foreign subsidiaries
       under several bank overdraft facilities
       bearing interest at 0.6% above the EURIBOR
       rate (3.3% and 3% at December 31, 1999 and 1998,
       respectively)                                        $ 787   $2,406

     Borrowings by the Company's foreign subsidiaries
       under a $4,000 credit facility whereby accounts
       receivable are sold with recourse and accounted
       for as a collateralized loan and bearing interest
       at 0.5% above the EURIBOR rate                                1,516

     Borrowings under a $12,000 unsecured revolving line
       of credit. Due on demand, bearing interest at the
       bank's prime rate or 1.75% above the LIBOR rate                 250
                                                            -----   ------

                                                            $ 787   $4,172
                                                            =====   ======


NOTE G - LONG-TERM DEBT

As of December 31, 1999, long-term debt represents borrowings by a foreign subsidiary of $1,531 due in 2004. The debt agreement requires interest payable monthly at 4.56%, however, the Company entered into a Swap agreement with the bank effectively converting the interest to a variable rate equal to the EURIBOR rate.

At December 31, 1998, long-term debt represented borrowings by a foreign subsidiary of $200, due in 2004. Pursuant to its terms, during 1999, the loan was converted by the holder into shares of the Company's foreign subsidiary at approximately $14 per share. Interest was payable quarterly at 7% per annum. (See Note I[1]).

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)

NOTE H - COMMITMENTS

[1]   Leases:

    The Company leases its office and warehouse facilities under operating leases expiring through 2003. Rental expense amounted to $1,159, $1,167 in 1998 and $1,255 in 1997. Minimum future rental payments are as follows:

       2000                                                 $ 1,157
       2001                                                   1,128
       2002                                                     964
       2003                                                     558
                                                            -------

                                                            $ 3,807
                                                            =======

[2] License agreements:

    The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

       2000                                                  $ 2,032
       2001                                                    2,055
       2002                                                    2,450
       2003                                                    2,747
       2004                                                    3,670
       Thereafter                                             14,413
                                                             -------

                                                             $27,367
                                                             =======

NOTE I - SHAREHOLDERS' EQUITY

[1]  Issuance of common stock of subsidiary:

     In January 1998, Inter Parfums Holdings, S.A. ("Holdings"), a wholly owned subsidiary of the Company and direct parent of Inter Parfums, S.A., a consolidated subsidiary of the Company, exercised its right to convert the remaining portion of its investment in Inter Parfums, S.A. convertible debt into 318,000 shares of capital stock of Inter Parfums, S.A. at approximately 80 French francs per share. In addition, during 1998, certain minority shareholders exercised their rights to convert approximately $224 of the convertible debt into 16,946 shares of capital stock of Inter Parfums, S.A. and 5,486 shares of capital stock of Inter Parfums, S.A. were issued as a result of employees exercising stock options. As a result of such issuances, the Company's percentage ownership of Inter Parfums, S.A. was increased from 76.41% to 79% as of December 31, 1998.

     During 1999, holders of the remaining $200 of convertible debt, exercised their rights to convert their investment into 13,732 shares of capital stock of Inter Parfums, S.A. (82 French francs per share), and 25,531 shares of capital stock of Inter Parfums, S.A. were issued as a result of employees exercising stock options. As a result of such issuances, the Company's percentage ownership of Inter Parfums, S.A. decreased from 79% to 77% as of December 31, 1999.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE I - SHAREHOLDERS' EQUITY  (CONTINUED)

[1]  Issuance of common stock of subsidiary:  (continued)

     The difference between the Company's share of the issuance or conversion proceeds and the carrying amount of the portion of the Company's investment sold is reflected as a gain or loss in the consolidated statements of income. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

[2]  Stock option plans:

     The Company maintains a stock option program for key employees, executives and directors. The plans provide for the granting of both nonqualified and incentive options. Options granted under the plans typically vest immediately and are exercisable for a period of five to six years.

     The Company applies APB 25 in accounting for its stock option incentive plans and accordingly recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income in 1999, 1998 and 1997 would have been approximately $4.2, $4.3 and $3.9 million, or $0.51, $0.48 and $0.42 per diluted share, respectively. The weighted average fair values of the options granted during 1999, 1998 and 1997 are estimated as $1.52, $1.64 and $1.38 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rates at the date of grant, 5.18% in 1999, 5.40% in 1998 and 6.40% in 1997, and an expected life of the option of two years.

     A summary of the Company's stock option activity, and related information follows:


                                                                       Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                           1999                   1998                  1997
                                                 -----------------------  --------------------   ----------------------
                                                                Weighted              Weighted                 Weighted
                                                                Average               Average                  Average
                                                                Exercise              Exercise                 Exercise
                                                     Options     Price     Options     Price      Options       Price
                                                 ------------  ---------  ---------   --------   ---------     --------
      Shares under option - beginning of year     1,759,200      $6.55    1,675,800    $6.59     1,601,449      $7.18
      Options granted                               733,000       5.77      375,050     6.79       791,100       5.77
      Options exercised                            (637,700)      6.68       (7,500)    5.84
      Options cancelled                             (86,950)      7.59     (284,150)    7.13      (716,749)      7.00
                                                 ------------             ---------              ---------

      Shares under options - end of year          1,767,550       6.13    1,759,200     6.55     1,675,800       6.59
                                                 ============             =========              =========

    Exercise prices for options outstanding as of December 31, 1999 ranged from $5.69 to $8.88. The weighted average remaining contractual life of those options is three years.

    At December 31, 1999 options for 470,724 shares were available for future grant under the plans.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)

NOTE J - GEOGRAPHIC AREAS

Information on the Company's operations by geographical areas is as follows:

                                               Year Ended December 31,
                                              -------------------------
                                                1999     1998     1997
                                              -------  -------  -------

     Net sales:
       United States                          $26,826  $30,068  $38,881
       Europe                                  60,414   58,875   50,953
       South America                                       811    2,042
       Eliminations                              (100)    (366)    (414)
                                              -------  -------  -------

                                              $87,140  $89,388  $91,462
                                              =======  =======  =======

     Net income:
       United States                          $ 1,140  $ 1,503  $ 2,431
       Europe                                   3,788    3,609    2,340
       South America                             (100)    (530)    (343)
       Eliminations                                         31       79
                                              -------  -------  -------

                                              $ 4,828  $ 4,613  $ 4,507
                                              =======  =======  =======

     Depreciation and amortization expense:
       United States                          $   595  $   531  $   584
       Europe                                   1,819      864      653
       South America                                1        6        1
                                              -------  -------  -------

                                              $ 2,415  $ 1,401  $ 1,238
                                              =======  =======  =======

     Interest income:
       United States                          $   408  $   376  $   475
       Europe                                     279      409      227
       South America                                         3        3
                                              -------  -------  -------

                                              $   687  $   788  $   705
                                              =======  =======  =======

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE J - GEOGRAPHIC AREAS  (CONTINUED)


                                               Year Ended December 31,
                                              -------------------------
                                                1999     1998     1997
                                              -------  -------  -------

     Interest expense:
       United States                          $    59  $    50  $    94
       Europe                                     274      377      556
       South America                               11       44       77
                                              -------  -------  -------

                                              $   344  $   471  $   727
                                              =======  =======  =======

     Total assets:
       United States                          $39,417  $41,330  $44,289
       Europe                                  57,677   55,893   44,975
       South America                               16      619      589
       Eliminations                            (9,887)  (10,103) (9,571)
                                              -------  -------- -------

                                              $87,223  $87,739  $80,282
                                              =======  =======  =======

     Additions to long-lived assets:
       United States                          $   101  $   455  $   684
       Europe                                   1,643    1,165    1,424
       South America                                        11       50
                                              -------  -------  -------

                                              $ 1,744  $ 1,631  $ 2,158
                                              =======  =======  =======

     Total long-lived assets:
       United States                          $ 2,519  $ 3,012  $ 3,150
       Europe                                   6,451    7,686    6,917
       South America                                         1       49
                                              -------  -------  -------

                                              $ 8,970  $10,699  $10,116
                                              =======  =======  =======

United States export sales were approximately $9,200, $10,000 and $8,500 for the years ended December 31, 1999, 1998 and 1997, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE K - INCOME TAXES

The components of income before income taxes consist of the following:

                                              Year Ended December 31,
                                              ----------------------
                                               1999    1998     1997
                                              ------  ------  ------

     U.S. operations                          $1,750  $2,304  $3,850
     Foreign operations                        8,118   6,806   4,191
     Eliminations                                         54     131
                                              ------  ------  ------

                                              $9,868  $9,164  $8,172
                                              ======  ======  ======

The provision for current and deferred income tax expense (benefit) consists of the following:

                                              Year Ended December 31,
                                              ----------------------
                                                1999    1998    1997
                                              ------  ------  ------

     Current:
       Federal                                $  311  $  344  $  765
       State and local                           142     105     269
       Foreign                                 3,963   2,984   1,140
                                              ------  ------  ------

                                               4,416   3,433   2,174
                                              ------  ------  ------

     Deferred:
       Federal                                   142     283     310
       State and local                            16      70      76
       Foreign                                  (596)   (188)    385
                                              ------  ------  ------

                                                (438)    165     771
                                              ------  ------  ------

     Total income tax expense                 $3,978  $3,598  $2,945
                                              ======  ======  ======

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 1999, the deferred tax assets consist of approximately
i) $593 relating to accounts receivable and inventory writedowns which are not currently deductible for tax purposes and the difference between the book basis and tax basis of fixed assets and intangible assets and ii) $265 relating to the expected benefit from a loss of the Company's investment in its Brazilian subsidiary. At December 31, 1999, the deferred tax liability of $988 relates primarily to the difference between the book basis and tax basis of certain foreign production equipment.

No valuation allowance has been provided on the Company's deferred tax assets as management believes that it is more likely than not that the asset will be realized in reduction of future taxable income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE K - INCOME TAXES  (CONTINUED)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------  -------  --------

      Statutory rates                                  34.0%    34.0%    34.0%
      State and local taxes, net of federal benefit     1.1      1.3      2.8
      Effect of foreign tax rate in excess of U.S.
        statutory rates                                 5.2      4.0
      Other                                                              (0.8)
                                                       ----     ----     ----

      Effective rates                                  40.3%    39.3%    36.0%
                                                       ====     ====     ====


NOTE L - OTHER MATTERS

[1] On March 27, 1997, Chesebrough Ponds, the licensor of the Cutex trademark, entered into an agreement to sell the Cutex trademarks to Carson, Inc. At the request of Carson, Inc., the Company agreed to relinquish its Cutex nail and lip product license. In connection with the transaction, all of the Company's Cutex inventory was sold to Carson, Inc. and certain liabilities were assumed by Carson, Inc. These transactions closed simultaneously on April 30, 1997. The Company incurred a pre-tax charge of approximately $1,300,000 in the first quarter of 1997 due to the write-off of intangible assets and other expenses relating to the relinquishment of the Cutex license.

[2] As previously reported, Inter Parfums, S.A., the Company's majority owned French subsidiary, is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. The licensor has claimed damages of approximately $7,000 and is seeking termination of the license agreement.

     In October 1999, Inter Parfums S.A. received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600 to Brosseau, and which directed Inter Parfums, S.A., to turn over its license to Brosseau within six months.

     Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau, and believes that it has a meritorious defense to such claims. The payment of the judgment has been stayed, and Inter Parfums, S.A. can continue to operate under the license agreement during the appeal process. The Company has been advised by its special litigation counsel that, in its opinion, it is unlikely that the monetary judgment will be sustained on appeal or that any final, substantial monetary judgment will be entered against Inter Parfums, S.A. Management does not believe that such litigation will have any material adverse effect on the financial condition or operations of the Company and the Company has set up a reserve of approximately $275 against the unamortized portion of the license agreement. After such reserve, the remaining unamortized portion of the license agreement is approximately $322.

[3] In November 1999, the French Tax Authorities commenced a tax audit of Inter Parfums, S.A. and issued an assessment of approximately $1,100. Inter Parfums, S.A. is contesting this assessment. Management and its tax consultants believe they have sound arguments to support their position and that the majority of the assessment will be reversed, and therefore, will not have a material adverse effect on the financial condition or operations of the Company. The Company has set up a reserve of approximately $260 which it presently believes will be its ultimate exposure.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998
(in thousands except share and per share data)


NOTE L - OTHER MATTERS  (CONTINUED)

[4] On November 22, 1999, the Chief Executive Officer and the President of the Company entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A. In accordance with the terms of the Stock Purchase Agreement, LV Capital purchased an aggregate of 849,200 shares of Common Stock of the Company at $12.00 per share, as follows: 260,000 shares (inclusive of 50,000 shares acquired upon exercise of an outstanding stock option) from each of the Chief Executive Officer and the President of the Company, and an aggregate of 329,200 shares (inclusive of 212,200 shares issued upon exercise of outstanding stock options) from management and employees. As the result of such transaction, LV Capital increased its beneficial ownership of Common Stock of the Company to approximately 20.5% of the outstanding shares, and the Company received proceeds of approximately $4,200 as the result of the exercise of the outstanding stock options.

     In addition, in return for LV Capital becoming a strategic partner of the Company, LV Capital is to be granted the right to maintain its percentage ownership of the outstanding shares of Common Stock, by receiving an option to purchase shares of the Company for cash at fair market value upon issuance of shares to any party other than LV Capital, subject to certain exceptions, and is to be granted demand registration rights for all shares of Common Stock it holds. Finally, LV Capital has agreed to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to 25% of the outstanding shares of Common Stock of the Company.

INTER PARFUMS, INC. AND SUBSIDIARIES


Schedule II

Valuation and Qualifying Accounts and Reserves
(in thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                   Column A                              Column B            Column C                   Column D         Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                                   ------------------------------
                                                                       (1)               (2)
                                                          Balance  ------------------------------
                                                            at                       Charged to                          Balance
                                                         Beginning Charged to           Other                               at
                                                            of      Costs and        Accounts -       Deductions -        End of
                 Description                              Period    Expenses          Describe          Describe          Period
-----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999:
   Allowances  for sales  returns and doubtful accounts    $2,432      $ 988          $ (243) (b)     $1,082   (a)         $2,095
                                                           ======      =====          ======          ======               ======

Year ended December 31, 1998:
   Allowances  for sales  returns and doubtful accounts    $2,995     $1,597                          $2,160   (a)         $2,432
                                                           ======     ======                          ======               ======

Year ended December 31, 1997:
   Allowances  for sales  returns and doubtful accounts    $2,787     $1,453                          $1,245   (a)         $2,995
                                                           ======     ======                          ======               ======

(a) Write off of bad debts and sales returns.

(b) Foreign currency translation adjustment.



See notes to financial statements                                         F-18

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTER PARFUMS, INC.
                                    By: /s/ Jean Madar
                                        --------------
                                    Jean Madar, Chief Executive Officer

                                    Date: March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                             Date
---------                      -----                             ----

/s/ Jean Madar
--------------
Jean Madar                     Chairman of the
                               Board of Directors and
                               Chief Executive Officer       March 23, 2000
/s/ Russell Greenberg
---------------------
Russell Greenberg              Chief Financial and
                               Accounting Officer and
                               Director                      March 23, 2000
/s/ Philippe Benacin
--------------------
Philippe Benacin               Director                      March 27, 2000

------------------
Francois Heilbronn             Director                      March  ____, 2000

/s/ Joseph A. Caccamo
---------------------
Joseph A. Caccamo              Director                      March 23, 2000

/s/ Jean Levy
-------------
Jean Levy                      Director                      March 24, 2000

------------------------
Robert Bensoussan-Torres       Director                      March ____, 2000

/s/ Daniel Piette
-----------------
Daniel Piette                  Director                      March 24, 2000

/s/ Jean Cailliau
-----------------
Jean Cailliau                  Director                      March 24, 2000

/s/ Philippe Santi
------------------
Philippe Santi                 Director                      March 27, 2000