Form 10-Q
period 2000-03-31
INTER PARFUMS INC
filed 2000-05-15
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       OR

/  /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from___________ to ________.

                           Commission File No. 0-16469
                                               -------

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

                   551 Fifth Avenue, New York, New York 10176
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 983-2640
                   -------------------------------------------
              (Registrants telephone number, including area code:)

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

At May 9, 2000 there were 7,835,981 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
Part I.   Financial Information

         Item 1.      Financial Statements                                    1

                      Consolidated Balance Sheets as
                      of March 31, 2000 (unaudited)
                      and December 31, 1999 (audited)                         2

                      Consolidated Statements of
                      Income for the Three Months
                      Ended March 31, 2000 (unaudited)
                      and March 31, 1999 (unaudited)                          3

                      Consolidated Statements of
                      Cash Flows for the
                      Three Months Ended
                      March 31, 2000 (unaudited) and
                      March 31, 1999 (unaudited)                              4

                      Notes to Unaudited Financial
                      Statements                                              5

         Item 2.      Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                               7

Part II.   Other Information

         Item 1.      Legal Proceedings                                      12

         Item 2.      Changes in Securities and
                      Use of Proceeds                                        12

         Item 5.      Other Information                                      12

Signatures                                                                   13

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Part I.           Financial Information

Item 1.           Financial Statements

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's annual report filed on Form 10-K.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                March 31,          December 31,
                                                  2000                 1999
                                               -----------         ------------

Current assets:

        Cash and cash equivalents             $ 26,527,596         $ 24,936,361
        Marketable securities                    4,381,945            4,424,043
        Accounts receivable, net                24,825,526           26,032,673
        Inventories                             22,968,604           19,450,212
        Receivables, other                       1,049,514              874,829
        Other                                    1,256,505            1,168,480
        Deferred tax benefit                     1,161,323              858,035
                                              ------------         ------------

             Total current assets               82,171,013           77,744,633

Equipment and leasehold improvements, net        3,564,055            3,126,162

Other assets                                       431,917              508,184

Intangible assets, net                           5,480,647            5,843,720
                                              ------------         ------------
                                              $ 91,647,632         $ 87,222,699
                                              ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Loans payable, banks                  $  2,920,665         $    786,217
        Accounts payable                        18,651,681           18,449,190
        Accrued expenses                         5,528,557            4,351,536
        Income taxes payable                     1,707,056              768,940
        Deferred taxes payable                     947,517              987,654
                                              ------------         ------------

             Total current liabilities          29,755,476           25,343,537
                                              ------------         ------------

Long-term debt, less current portion             1,458,364            1,531,394
                                              ------------         ------------

Minority interests                               8,014,729            7,988,208
                                              ------------         ------------

Shareholders' equity:

       Common stock, $.001 par; authorized
        30,000,000 shares; outstanding
        7,832,481 and 7,888,481 shares at
        March 31, 2000 and December 31, 1999,
        respectively                                 7,832                7,888
        Additional paid-in capital              26,579,517           26,522,027
        Retained earnings                       53,500,634           52,078,296
        Accumulated other comprehensive
              income                            (5,028,097)          (4,289,854)
        Treasury stock, at cost, 3,661,203
            and 3,595,203 shares at March 31,
            2000 and December 31, 1999,
            respectively                       (22,640,823)         (21,958,797)
                                              ------------         ------------
                                                52,419,063           52,359,560
                                              ------------         -------------
                                              $ 91,647,632         $ 87,222,699
                                              ============         =============

                       See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              March 31,
                                                         2000            1999
                                                        ------          ------

Net sales                                           $22,168,514     $19,583,551

Cost of sales                                        12,244,820      10,099,031
                                                     -----------     -----------

Gross margin                                          9,923,694       9,484,520

Selling, general and administrative                   7,466,092       7,133,969
                                                     -----------     -----------
Income from operations                                2,457,602       2,350,551
                                                     -----------     -----------

Other charges (income):
     Interest                                            57,905         105,852
     Loss on foreign currency                            39,157          68,464
     Interest and dividend (income)                     (227,98)       (199,335)
     Realized (gain) on sale of investments            (500,151)
                                                     -----------     -----------
                                                       (631,077)        (25,019)
                                                     -----------     -----------

Income before income taxes                            3,088,679       2,375,570

Income taxes                                          1,413,329         977,956
                                                     -----------     -----------

Net income before minority interest                   1,675,350       1,397,614

Minority interest in net income
      of consolidated subsidiary                        253,012         240,684
                                                     -----------     -----------

Net income                                           $1,422,338      $1,156,930
                                                     ===========    ============

Net income per common share:
      Basic                                               $0.18           $0.15
      Diluted                                             $0.17           $0.15
                                                     ===========    ============


Number of common shares outstanding:
      Basic                                           7,844,833       7,888,373
      Diluted                                         8,616,785       7,975,223
                                                     ===========    ============


                       See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three months ended
                                                                                                    March 31,

                                                                                        2000                       1999
                                                                                   ----------------          ------------------


Operating activities:

          Net income                                                                    $1,422,338                  $1,156,930
          Adjustments to reconcile net income to
             net cash provided by operating activities:
               Depreciation and amortization                                               453,199                     414,990
               Minority interest in net income                                             253,012                     240,684
               Deferred tax (benefit) provision                                                                         27,209
          Increase (decrease) in cash from changes in:

             Accounts receivable                                                           289,762                   1,088,775
             Inventories                                                                (4,283,806)                   (506,585)
             Other assets                                                                 (285,547)                   (980,840)
             Accounts payable and accrued expenses                                       2,324,156                     441,162
             Income taxes payable                                                          182,805                     481,876
                                                                                   ----------------          ------------------

                    Net cash provided by operating activites                               355,919                   2,364,201
                                                                                   ----------------          ------------------

Investing activities:
          Purchase of equipment and leasehold improvements                                (850,681)                   (139,344)
          Trademark and license acquisitions                                                  (950)                     (1,700)
          Sale of marketable securities                                                  1,060,843
                                                                                   ----------------          ------------------

                    Net cash (used in) investing activities                                209,212                    (141,044)
                                                                                   ----------------          ------------------

Financing activities:
          Increase in loan payable, bank                                                 2,242,922                     192,308
          Proceeds from exercise of stock options                                           57,500
          Purchase of treasury stock                                                      (682,092)                 (5,515,649)
                                                                                   ----------------          ------------------

                    Net cash (used in) financing activities                              1,618,330                   (5,323,341)
                                                                                   ----------------          ------------------

Effect of exchange rate changes on cash                                                   (592,226)                    (926,857)
                                                                                   ----------------          ------------------

Increase (decrease) in cash and cash equivalents                                         1,591,235                   (4,027,041)

Cash and cash equivalents at beginning of period                                        24,936,361                  23,355,915
                                                                                   ----------------          ------------------

Cash and cash equivalents at end of period                                             $26,527,596                 $19,328,874
                                                                                   ================          ==================


Supplemental disclosure of cash flows information:

          Cash paid during the period for:
               Interest                                                                    $60,000                    $113,000
               Income taxes                                                                550,000                     467,000




                       See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements

1.       Significant Accounting Policies:

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 1999.

2.       Comprehensive Income:

                                                              Three months ended         Three months ended
                                                                 March 31, 2000            March 31, 1999
                                                              ------------------         ------------------
         Comprehensive income:
           Net income                                               $ 1,422,338              $ 1,156,930
           Other comprehensive income, net of tax:
             Foreign currency translation adjustment              (   1,274,725)           (   2,166,650)
             Unrealized gains on securities:
              Unrealized holding gains arising
               during period                                            760,340
              Less: reclassification adjustment for
               gains realized in net income                       (     223,859)
                                                                 ---------------           --------------
         Comprehensive income                                      $    684,094            ( $ 1,009,720)
                                                                 ===============           ==============


3.       Geographic areas:

         Segment information related to domestic and foreign operations is as follows:


                            Three months ended              Three months ended
                                March 31, 2000                  March 31, 1999
                            ------------------              ------------------
     Net sales:
        United States             $  8,043,092                   $   6,326,329
        Europe                      14,155,422                      13,282,222
        Eliminations
                              (         30,000)               (         25,000)
                             -----------------               -----------------
                                  $ 22,168,514                    $ 19,583,551
                                 =============                   =============

    Net Income:
       United States             $     569,543                  $      288 664
       Europe                          856,928                         905,641
       South America         (          4,133)                (         37,375)
                             -----------------               -----------------
                                  $  1,422,338                  $   1,156,930
                                ==============                  ==============

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

5.       Inventories:

         Inventories consist of the following:


                                                        March 31, 2000        December 31, 1999
                                                        --------------        -----------------

         Raw materials and component parts               $   8,933,065            $   8,239,528
         Finished goods                                     14,035,539               11,210,684
                                                         -------------            -------------
                                                         $  22,968,604            $  19,450,212



6.       Other matters:

         Income taxes for the three months ended March 31, 2000 includes a $330,000 addition to the accrual, originally established in 1999, to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities. The original accrual of $260,000 was established to cover an estimate of potential exposure based on an assessment issued by the French Tax Authorities for the 1996 tax year. This additional accrual covers, what we believe could be our exposure for the 1997 and 1998 tax years on issues similar to that of the 1996 tax year.

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

         Three Months Ended March 31, 2000 as Compared to the Three Months Ended March 31, 1999

Net sales for the three months ended March 31, 2000 increased 13% to $22.2 million, as compared to $19.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales for the three months ended March 31, 2000 increased 23% from that of the corresponding period of the prior year.

The increase in net sales represents the second consecutive quarter of revenue growth and is attributable to across-the-board increases in both our prestige and mass market product lines. The precipitous rise of the US dollar relative to the French franc masks the reality of our real revenue growth rate.

Growth in net sales of prestige products, which was up approximately 20% for the quarter in constant dollars, was fueled in part by the launch of our new S.T. Dupont "Signature" line. Our "Signature" line, was designed around the theme of writing, for which S.T. Dupont is famous, and is a perfect complement to our successful S.T. Dupont "Paris" fragrance line. New product launches are scheduled to roll out throughout the year and include the introduction of our first Paul Smith Fragrance line, and our newest Burberry offering. Management believes that when you combine the strong market conditions we are experiencing with existing products, with the new product offerings we have planned, this 20% constant dollar growth rate can be maintained throughout the remainder of this year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Net sales of mass market products achieved a 27% growth rate for the three months ended March 31, 2000 as compared to the corresponding period of the prior year. We first reported signs of a turnaround in our mass market business when we reported results for the third quarter of 1999. We were well prepared to capitalize on the economic recoveries of certain Latin American countries, armed with a strong line of new products available to both our export and domestic customers. In March 2000, we introduced our newest mass market fragrance line which is a large size fragrance, packaged in a unique canister decorated using the latest in graphic arts technology. Priced to sell, this line's success is presently exceeding our original expectations. During 1999, we also designed our new Aziza II line of eye shadow kits, mascaras, colorful lip gloss products and pencils. Aziza II, which hit the stores in February 2000, was created primarily for the "Discount Store" market, and is achieving widespread acceptance and reorders with distribution in over 12,000 doors.

Growing sales within existing product lines, new product launches and an active new business development program is how we plan to continue to grow our business. With respect to new business development, several licensing and acquisition opportunities are presently under discussion. We are in the final stages of negotiation on a licensing venture which we believe could be a new avenue of growth in sales and earnings. However, no assurance can be given that such transaction will be completed.

Gross profit margin was 45% of net sales for the three months ended March 31, 2000, as compared to 48% for the corresponding period of the prior year. Our target gross margin percentage has historically been 45% to 46%. Over the past three years, increased prestige product sales have enabled us to steadily improve our gross margins quarter after quarter. During the three months ended March 31, 2000 a combination of the sales mix together with an increase in mass market product sales resulted in a gross margin decline.

Selling, general and administrative expenses aggregated $7.5 million for the three months ended March 31, 2000, as compared to $7.1 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses declined to 34% for the three months ended March 31, 2000, as compared to 36% for the corresponding period of the prior year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

In the United States, selling, general and administrative expenses were $2.3 million for both the three months ended March 31, 2000 and March 31, 1999. As a percentage of sales, selling, general and administrative expenses declined to 29% for the three months ended March 31, 2000, as compared to 36% for the corresponding period of the prior year. We are experiencing the benefit of the cost cutting initiatives put into place in 1999. We are well positioned to grow our sales without incurring significant increases in selling, general and administrative expenses.

Selling, general and administrative expenses incurred by our French subsidiary Inter Parfums, S.A. were $5.1 million for the three months ended March 31, 2000, as compared to $4.8 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses aggregated 36% of sales for both the three months ended March 31, 2000 and March 31, 1999. Our existing prestige product lines together with new product launches require a reasonable level of advertising to support their growth and to build upon each brand's awareness.

During the three months ended March 31, 2000 we sold a portion of our investment in marketable securities and realized a gain of $500,000 ($224,000 after taxes and minority interest) on such sale. On occasion, we invest excess cash in marketable securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities.

Our effective income tax rate was 46% for the three months ended March 31, 2000, as compared to 41% for the corresponding period of the prior year. The effective tax rate for the three months ended March 31, 2000 includes a $330,000 ($255,000 after minority interest) addition to an accrual, originally established in 1999, to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities. The original accrual of $260,000 was established to cover, what we believed to be, our exposure based on an assessment issued by the French Tax Authorities for the 1996 tax year. This additional accrual covers, what we believe could be our exposure for the 1997 and 1998 tax years on issues similar to that of the 1996 tax year.

Net income increased 23% to $1.4 million for the three months ended March 31, 2000, as compared to $1.2 million for the corresponding period of the prior year. As discussed above, net income for the three months ended March 31, 2000 includes a charge of $255,000 and a gain of $224,000, both after taxes and minority interest. The charge relates to a potential tax assessment and the gain represents a realized gain on sale of marketable securities.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Diluted earnings per share increased 13% to $0.17 for the three months ended March 31, 2000, as compared to $0.15 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 7.8 million for the three month period ended March 31, 2000, as compared to 7.9 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were
8.6 million for the three months ended March 31, 2000, as compared to 8.0 million for the corresponding period of the prior year. Shares issued upon exercise of options were offset by shares repurchased pursuant to our stock repurchase program. The increase in our stock price has increased the dilutive effect of outstanding stock options, thereby increasing diluted shares outstanding.

Liquidity and Capital Resources

Profitable operating results continues to strengthen our financial position. At March 31, 2000, working capital aggregated $52 million and we had a working capital ratio of almost 3 to 1. Cash and marketable securities on hand aggregated $31 million and our net book value was $6.69 per outstanding share as of March 31, 2000. Furthermore, we had only $1.5 million in long-term debt.

We recently used a portion of our cash to make an investment in marketable equity securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. This investment was made to maximize our return on cash.

During the three months ended March 31, 2000, we continued our stock repurchase program by acquiring 66,000 of our common shares at an average cost of $10.33 per share. Our 77% owned publically traded French subsidiary, Inter Parfums, S.A., has a current market cap in excess of $130 million, which exceeds that of the Company. Management is of the opinion that the current market price of the Company's common shares understates its real value.

The Company's short-term financing requirements are expected to be met by available cash at March 31, 2000, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2000 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Cash provided by operating activities aggregated $0.4 million for the three months ended March 31, 2000 as compared to $2.4 million for the corresponding period of the prior year. In anticipation of growth in net sales we have built up our inventory levels so as to be in a position to meet our customer demands. Cash provided by operating activities continues to be the primary source of funds to finance operating needs, investments in new ventures, as well as to finance the Company's stock repurchase program.

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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the three months ended March 31, 2000.

Statements included herein which are not historical in nature are forward looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Such factors include changes in product acceptance by consumers, effectiveness of sales and marketing efforts, currency fluctuations and competition. Given these uncertainties, persons are cautioned not to place undue reliance on the forward looking statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Part II.  Other Information

          Items 3,4 and 6 are omitted as they are either not applicable or have been included in Part I.

Item 1.   Legal Proceedings

          Income taxes for the three months ended March 31, 2000 includes a $330,000 addition to the accrual, originally established in 1999, to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities. The original accrual of $260,000 was established to cover an estimate of potential exposure based on an assessment issued by the French Tax Authorities for the 1996 tax year. This additional accrual covers, what we believe could be our exposure for the 1997 and 1998 tax years on issues similar to that of the 1996 tax year.

Item 2.   Changes in Securities and Use of Proceeds

          The Company issued the following shares of Common Stock upon exercise of stock options to four (4) employees of the Company. These issuances were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act.

Date                            Number of shares               Proceeds received

March 8, 2000                        10,000                       $   57,500
April 3, 2000                        10,000                       $   57,500
April 27, 2000                        3,500                       $   21,250


Item 5.   Other Information

          Our Board of Directors has approved a three-for-two stock split, payable on June 15, 2000 to shareholders of record as of the close of business on June 1, 2000. Fractional shares will be rounded up to the nearest whole share.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May 2000.

                                                INTER PARFUMS, INC.

                                       By:      /s/ Russell Greenberg
                                                ---------------------
                                                Russell Greenberg
                                                Executive Vice President and
                                                  Chief Financial Officer