Form 10-Q
period 2000-06-30
INTER PARFUMS INC
filed 2000-08-11
CIK 822663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

                                   OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to ________.


                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
            ( Exact name of registrant as specified in its charter )

                    Delaware                             13-3275609
         ---------------------------------------------------------------
         ( State or other jurisdiction of            ( I.R.S. Employer
           incorporation or organization )           Identification No.)

                   551 Fifth Avenue, New York, New York          10176
             ------------------------------------------------------------
             (Address of Principal Executive Offices)          (Zip Code)

                                 (212) 983-2640
              ---------------------------------------------------
              (Registrants telephone number, including area code:)


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

At August 5, 2000 there were 11,754,002 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page Number

Part I.   Financial Information

         Item 1. Financial Statements                                   1

                      Consolidated Balance Sheets as
                      of June 30, 2000 (unaudited)
                      and December 31, 1999 (audited)                   2

                      Consolidated Statements of
                      Income for the Three Month and
                      Six Month Periods Ended
                      June 30, 2000 (unaudited)
                      and June 30, 1999 (unaudited)                     3

                      Consolidated Statements of
                      Cash Flows for the Six
                      Month Periods Ended
                      June 30, 2000 (unaudited) and
                      June 30, 1999 (unaudited)                         4

                      Notes to Unaudited Financial Statements           5

         Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                         8

Part II.   Other Information

         Item 1. Legal Proceedings                                      14

         Item 4. Submission of Matters to a Vote of Security Holders    15

         Item 6. Exhibits and Reports on Form 8-K                       16

Signatures                                                              16

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

         The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                        June 30,               December 31,
                                                                                          2000                     1999
                                                                                    ------------------       ------------------
Current assets:
        Cash and cash equivalents                                                    $     25,016,988         $     24,936,361
        Marketable securities                                                               1,904,790                4,424,043
        Accounts receivable, net                                                           26,273,927               26,032,673
        Inventories                                                                        27,306,126               19,450,212
        Receivables, other                                                                    979,231                  874,829
        Other                                                                               1,768,065                1,168,480
        Deferred tax benefit                                                                  943,498                  858,035
                                                                                    ------------------       ------------------
             Total current assets                                                          84,192,625               77,744,633

Equipment and leasehold improvements, net                                                   3,357,505                3,126,162

Other assets                                                                                  504,621                  508,184

Intangible assets, net                                                                      5,256,465                5,843,720
                                                                                    ------------------       ------------------
                                                                                     $     93,311,216         $     87,222,699
                                                                                    ==================       ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Loans payable, banks                                                         $      3,178,810         $        786,217
        Accounts payable                                                                   20,480,011               18,449,190
        Accrued expenses                                                                    6,058,160                4,351,536
        Income taxes payable                                                                  385,893                  768,940
        Deferred taxes payable                                                                937,678                  987,654
                                                                                    ------------------       ------------------
             Total current liabilities                                                     31,040,552               25,343,537
                                                                                    ------------------       ------------------
Long-term debt, less current portion                                                        1,451,379                1,531,394
                                                                                    ------------------       ------------------
Minority interests                                                                          7,958,345                7,988,208
                                                                                    ------------------       ------------------

Shareholders' equity:
        Common stock, $.001 par; authorized 30,000,000 shares; outstanding
            11,754,002 and 11,832,721 shares at June 30, 2000 and
            December 31, 1999, respectively                                                    11,754                   11,833
        Additional paid-in capital                                                         26,654,336               26,518,082
        Retained earnings                                                                  55,008,509               52,078,296
        Accumulated other comprehensive income                                             (6,054,545)              (4,289,854)
        Treasury stock, at cost, 5,506,805 and
            5,392,805 shares at June 30, 2000 and
            December 31, 1999, respectively                                               (22,759,114)             (21,958,797)
                                                                                    ------------------       ------------------
                                                                                           52,860,940               52,359,560
                                                                                    ------------------       ------------------
                                                                                     $     93,311,216         $     87,222,699
                                                                                    ==================       ==================


See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended                          Six Months Ended
                                                                June 30,                                   June 30,
                                                       2000                 1999                  2000                 1999
                                                 ------------------   ------------------    ------------------   ------------------
Net sales                                           $   24,277,090       $   22,192,297       $    46,445,604      $    41,775,848

Cost of sales                                           12,540,957           11,740,839            24,785,777           21,839,870
                                                 ------------------   ------------------    ------------------   ------------------

Gross margin                                            11,736,133           10,451,458            21,659,827           19,935,978

Selling, general and administrative                      9,199,843            8,259,920            16,665,935           15,393,889
Litigation expense                                         556,043                                    556,043
                                                 ------------------   ------------------    ------------------   ------------------
Income from operations                                   1,980,247            2,191,538             4,437,849            4,542,089
                                                 ------------------   ------------------    ------------------   ------------------

Other charges (income):
      Interest                                             104,481               83,620               162,386              189,472
      (Gain) loss on foreign currency                      (18,671)              48,342                20,486              116,806
      Interest and dividend (income)                      (283,794)            (145,925)             (511,782)            (345,260)
      Loss on sale of stock of subsidiary, net              10,243               26,214                10,243               26,214
      Realized (gain) on sale of investments            (1,077,110)                                (1,577,261)
                                                 ------------------   ------------------    ------------------   ------------------
                                                        (1,264,851)              12,251            (1,895,928)             (12,768)
                                                 ------------------   ------------------    ------------------   ------------------

Income before income taxes                               3,245,098            2,179,287             6,333,777            4,554,857

Income taxes                                             1,393,220              845,704             2,806,549            1,823,660
                                                 ------------------   ------------------    ------------------   ------------------

Net income before minority interest                      1,851,878            1,333,583             3,527,228            2,731,197

Minority interest in net income
      of consolidated subsidiary                           344,003              249,593               597,015              490,277
                                                 ------------------   ------------------    ------------------   ------------------
Net income                                          $    1,507,875       $    1,083,990       $     2,930,213      $     2,240,920
                                                 ==================   ==================    ==================   ==================


Net income per common share:
      Basic                                                  $0.13                $0.10                 $0.25                $0.20
      Diluted                                                $0.12                $0.09                 $0.23                $0.19
                                                 ==================   ==================    ==================   ==================


Number of common shares outstanding:
      Basic                                             11,754,490           11,149,728            11,760,787           11,491,145
      Diluted                                           13,026,453           11,784,033            12,975,711           11,873,435
                                                 ==================   ==================    ==================   ==================





See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                     2000                       1999
                                                                                ----------------          ------------------
Operating activities:
          Net income                                                               $  2,930,213              $    2,240,920
          Adjustments to reconcile net income to
             net cash provided by (used in) operating activities:
               Depreciation and amortization                                          1,019,675                     788,777
               Realized (gain) on sale of marketable securities                      (1,577,261)
               Loss on sale of stock of subsidiary                                       10,243                      26,214
               Minority interest in net income                                          597,015                     490,277
          Increase (decrease) in cash from changes in:
             Accounts receivable                                                     (1,263,368)                   (754,800)
             Inventories                                                             (8,659,074)                    583,967
             Other assets                                                              (812,136)                   (271,490)
             Accounts payable and accrued expenses                                    4,769,727                      23,478
             Income taxes payable                                                      (129,377)                 (1,495,646)
                                                                                ----------------          ------------------
                    Net cash provided by (used in) operating activites               (3,114,343)                  1,631,697
                                                                                ----------------          ------------------

Investing activities:
          Purchase of equipment and leasehold improvements                           (1,001,751)                   (364,352)
          Trademark and license acquisitions                                               (950)                   (336,001)
          Purchase of marketable securities                                          (1,895,083)
          Sale of marketable securities                                               4,992,684
                                                                                ----------------          ------------------
                    Net cash provided by (used in) investing activities               2,094,900                    (700,353)
                                                                                ----------------          ------------------

Financing activities:
          Increase in loan payable, bank                                              2,450,337                   1,464,892
          Proceeds from sale of stock of subsidiary                                      27,802                      31,192
          Proceeds from exercise of stock options                                       136,250                      23,000
          Dividends paid                                                               (134,543)                    (92,371)
          Purchase of treasury stock                                                   (800,392)                 (6,760,696)
                                                                                ----------------          ------------------
                    Net cash provided by (used in) financing activities               1,679,454                  (5,333,983)
                                                                                ----------------          ------------------
Effect of exchange rate changes on cash                                                (579,384)                 (1,261,842)
                                                                                ----------------          ------------------

Increase (decrease) in cash and cash equivalents                                         80,627                  (5,664,481)

Cash and cash equivalents at beginning of period                                     24,936,361                  23,355,915
                                                                                ----------------          ------------------
Cash and cash equivalents at end of period                                         $ 25,016,988              $   17,691,434
                                                                                ================          ==================


Supplemental disclosure of cash flows information:

          Cash paid during the period for:
               Interest                                                            $    197,000              $      189,000
               Income taxes                                                           2,262,000                   3,116,000




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

2.       Comprehensive Income:


                                                         Six months ended         Six months ended
                                                          June 30, 2000             June 30, 1999
                                                         ----------------         -----------------
         Comprehensive income:
           Net income                                      $ 2,930,213              $ 2,240,920
           Other comprehensive income, net of tax:
             Foreign currency translation adjustment        (1,383,951)              (3,100,031)
             Unrealized gains on securities:
               Unrealized holding gains arising
                 during period                                 347,954
               Less: reclassification adjustment for
                 gains realized in net income               (  728,694)
                                                             ----------              ----------
           Comprehensive income                            $ 1,165,522              $(  859,111)
                                                             ==========              ==========


3.       Geographic areas:

         Segment information related to domestic and foreign operations is as follows:


                                                         Six months ended         Six months ended
                                                          June 30, 2000             June 30, 1999
                                                         ----------------         -----------------
         Net sales:
            United States                                  $ 15,362,350             $ 12,332,884
            Europe                                           31,143,254               29,492,964
            Eliminations                                    (    60,000)             (    50,000)
                                                            -----------              -----------
                                                           $ 46,445,604             $ 41,775,848
                                                            ===========              ===========

         Net Income:
            United States                                  $    840,258             $    453,401
            Europe                                            2,094,088                1,824,894
            South America                                   (     4,133)             (    37,375)
                                                            -----------              -----------
                                                           $  2,930,213             $  2,240,920
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

5.       Inventories:

         Inventories consist of the following:

                                                            June 30, 2000       December 31, 1999
                                                            -------------       -----------------

         Raw materials and component parts                   $ 10,202,871           $   8,239,528
         Finished goods                                        17,103,255              11,210,684
                                                             ------------           -------------
                                                             $ 27,306,126           $  19,450,212
                                                             ============           =============

6.       Shareholders' Equity:

         In May 2000, the Company's Board of Directors authorized a 3 for 2 stock split for shareholders' of record on June 1, 2000, payable June 15, 2000. The effect of the stock split has been retroactively reflected in the accompanying financial statements.

7.       Income taxes:

         Income taxes for the six months ended June 30, 2000 includes a $470,000 addition to the accrual, originally established in 1999, to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities. The original accrual of $260,000 was established to cover an estimate of potential exposure based on an assessment issued by the French Tax Authorities for the 1996 tax year. This additional accrual covers, what we believe could be our exposure for the 1997 and 1998 tax years on issues similar to that of the 1996 tax year.

8.       Litigation:

         As previously reported, Inter Parfums, S.A., the Company's majority owned French subsidiary is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. The licensor has claimed damages of approximately $7.0 million and is seeking termination of the license agreement.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     Notes to Unaudited Financial Statements

         In October 1999, Inter Parfums, S.A. received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600,000 and which directed Inter Parfums, S.A. to turn over its license to Brosseau within six months.

         Inter Parfums S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. The payment of the judgment has been stayed, and Inter Parfums, S.A. can continue to operate under the license agreement during the appeal process.

         In June 2000, the president of the Court of Appeal granted a petition filed by Brosseau regarding ongoing payments for minimum royalties due to Brosseau. In the same intermediary judgment, the president of the Court of Appeal rejected Inter Parfums, S.A.'s request for the appointment of a new judicial expert. Such request was made by Inter Parfums, S.A. to refute the findings of the judicial expert originally appointed by the Commercial Court which resulted in the $600,000 judgement against the Inter Parfums, S.A.

         As a result of these further developments, Inter Parfums, S.A. and its special litigation counsel consider it likely that the judgment will be sustained and has therefore taken a charge against earnings for $600,000, the full amount of the judgment. Inter Parfums, S.A. will continue its appeal as it still denies the claims of Brosseau as well as the findings of the judicial expert originally appointed by the Commercial Court.

         Management does not believe that such litigation will have any further material adverse effect on the financial condition or operations of the Company. In 1999 the Company had set up a reserve of approximately $275,000 against the unamortized portion of the license agreement. After such reserve the remaining unamortized portion of the license agreement is approximately $234,000 as of June 30, 2000.

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

         Three and Six Months Ended June 30, 2000 as Compared to the Three and Six Months Ended June 30, 1999

Net sales for the three months ended June 30, 2000 increased 9% to $24.3 million, as compared to $22.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 20% for the period.

Net sales for the six months ended June 30, 2000 increased 11% to $46.4 million, as compared to $41.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 21% for the period.

The increase in net sales represents the third consecutive quarter of revenue growth and is attributable to across-the-board increases in both our prestige and mass market product lines. The precipitous rise of the US dollar relative to the French franc masks the reality of our real revenue growth rate.

Growth in net sales of prestige products, which was up approximately 20% in constant dollars for the six months ended June 30, 2000, was fueled in part by the tremendous success of the launch of our S.T. Dupont "Signature" line. Our "Signature" line, was designed around the theme of writing, for which S.T. Dupont is famous, and is a perfect complement to our S.T. Dupont "Paris" fragrance line.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

The introduction of our first Paul Smith fragrance line, and our newest Burberry offering are scheduled to roll out in the third and fourth quarter making the remainder of 2000 look very favorable for revenue growth. Management believes that a better than 20% constant dollar growth rate can be maintained throughout the remainder of this year as a result of the strong market conditions we are experiencing with existing products and all the new product offerings we have planned.

Net sales of mass market products achieved a 25% growth rate for the six months ended June 30, 2000 as compared to the corresponding period of the prior year. For three straight quarters we have been able to capitalize on the economic recoveries of certain Latin American countries. Sales growth from our wide selection of mass market fragrances continue to exceed our expectations.

Our new Aziza II line of eye shadow kits, mascaras, colorful lip gloss products and pencils have also achieved widespread acceptance and reorders with distribution in over 12,000 doors. As a result, we are expanding our product offerings to include liquid eyeliners, liquid lipsticks as well as a coordinating lipstick and nail polish duo. These new products which have also been created primarily for the "Discount Store" market, will be available in time for the Christmas selling season.

Growing sales within existing product lines, new product launches and an active new business development program is how we plan to continue to grow our business. With respect to new business development, our company has been very active. In May, we announced the signing of an exclusive worldwide license agreement with CELINE for the development of a perfume line. Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A., is a French fashion and accessory company known throughout the world for its luxury and quality products, as well as the unique designs of Michael Kors. We will commence distributing Magic, Celine's existing fragrance line, beginning January 1, 2001. Two new fragrance lines will be created and a launch is planned for late 2001.

In June, we announced the signing of an exclusive worldwide license agreement with FUBU for the development of a perfume line. FUBU, founded in 1992, exploded onto the young men's fashion scene. Music, movie, television and sport stars have worn the designs all recognizable by the FUBU logos. Today, FUBU product sales exceed $350 million, and encompass men's sportswear-formalwear, ladies, and children's apparel, as well as footwear and accessory items. The exposure FUBU has received has helped to create a loyal brand following from ages 5-55 in both the U.S. and abroad. Today's FUBU customers are both men and women, living in big cities and small towns, and encompass many diverse ethnic, racial and cultural backgrounds which creates a unique opportunity for a fragrance line. We expect the first FUBU fragrance products will be ready for launch in late 2001.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin was 48% and 47% of net sales for the three and six month periods ended June 30, 2000, respectively, as compared to 47% and 48% for the three and six month periods ended June 30, 1999, respectively. Our target gross margin percentage has historically been 45% to 46%. Gross profit margins have remained relatively constant for the past two years and fluctuate mildly as a result of sales mix. However, the Company has seen some gross profit margin improvement as a result of the strength of the US dollar relative to the French franc, as certain European sales are denominated in US dollars.

Selling, general and administrative expenses aggregated $9.2 million for the three months ended June 30, 2000, as compared to $8.3 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 38% for the three months ended June 30, 2000, as compared to 37% for the corresponding period of the prior year. Selling, general and administrative expenses aggregated $16.7 million for the six months ended June 30, 2000, as compared to $15.4 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 36% for the six months ended June 30, 2000, as compared to 37% for the corresponding period of the prior year.

In the United States, selling, general and administrative expenses were $2.3 million for the three months ended June 30, 2000, as compared to $2.1 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses declined to 31% for the three months ended June 30, 2000, as compared to 35% for the corresponding period of the prior year. We continue to experience the benefit of cost cutting initiatives put into place in 1999. We are well positioned to grow our sales without incurring significant increases in selling, general and administrative expenses.

Selling, general and administrative expenses incurred by our French subsidiary Inter Parfums, S.A. were $6.9 million for the three months ended June 30, 2000, as compared to $6.2 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses aggregated 41% of sales for the three months ended June 30, 2000, as compared to 38% for the corresponding period of the prior year. Our existing prestige product lines together with the complete calender of new product launches planned for this year, require a reasonable level of advertising to support their growth and to build upon each brand's awareness.

As previously reported, Inter Parfums, S.A., is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. The licensor has claimed damages of approximately $7.0 million and is seeking termination of the license agreement.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

In October 1999, Inter Parfums, S.A. received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600,000 and which directed Inter Parfums, S.A. to turn over its license to Brosseau within six months.

Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. The payment of the judgment has been stayed, and Inter Parfums, S.A. can continue to operate under the license agreement during the appeal process.

In June 2000, the president of the Court of Appeal granted a petition filed by Brosseau regarding ongoing payments for minimum royalties due to Brosseau. In the same intermediary judgment, the president of the Court of Appeal rejected Inter Parfums, S.A.'s request for the appointment of a new judicial expert. Such request was made by Inter Parfums, S.A. to refute the findings of the judicial expert originally appointed by the Commercial Court which resulted in the $600,000 judgement against the Inter Parfums, S.A.

As a result of these further developments, Inter Parfums, S.A. and its special litigation counsel consider it likely that the judgment will be sustained and has therefore taken a charge against earnings for $600,000, the full amount of the judgment. Inter Parfums, S.A. will continue its appeal as it still denies the claims of Brosseau as well as the findings of the judicial expert originally appointed by the Commercial Court.

Management does not believe that such litigation will have any further material adverse effect on the financial condition or operations of the Company. In 1999 the Company had set up a reserve of approximately $275,000 against the unamortized portion of the license agreement. After such reserve the remaining unamortized portion of the license agreement is approximately $234,000 as of June 30, 2000.

During the three month period ended June 30, 2000 we sold a portion of our investment in marketable securities and realized a gain of $1.1 million ($500,000 after taxes and minority interest). For the six month period ended June 30, 2000 such gain aggregated $1.5 million ($700,000 after taxes and minority interest). On occasion, we invest excess cash in marketable securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Our effective income tax rate was 43% for the three months ended June 30, 2000, as compared to 39% for the corresponding period of the prior year. Our effective income tax rate was 44% for the six months ended June 30, 2000, as compared to 40% for the corresponding period of the prior year. The effective tax rate for the three and six month periods ended June 30, 2000 includes a $150,000 ($115,000 after minority interest) and $480,000 ($370,000 after minority interest), respectively, addition to an accrual, originally established in 1999, to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities. The original accrual of $260,000 was established to cover, what we believed to be, our exposure based on an assessment issued by the French Tax Authorities for the 1996 tax year. This additional accrual covers, what we believe could be our exposure for the 1997 and 1998 tax years on issues similar to that of the 1996 tax year.

Net income increased 39% to $1.5 million for the three months ended June 30, 2000, as compared to $1.1 million for the corresponding period of the prior year. Net income for the three months ended June 30, 2000 includes charges of $375,000 and a gain of $495,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $115,000. The gain represents a realized gain on sale of marketable securities. Excluding the effects of these charges and the gain, net income increased 27% to $1.4 million for the three months ended June 30, 2000.

Net income increased 31% to $2.9 million for the six months ended June 30, 2000, as compared to $2.2 million for the corresponding period of the prior year. Net income for the six months ended June 31, 2000 includes charges of $630,000 and a gain of $725,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities. Excluding the effects of these charges and the gain, net income increased 26% to $2.8 million for the six months ended June 30, 2000.

Diluted earnings per share increased 33% to $0.12 for the three months ended June 30, 2000, as compared to $0.09 for the corresponding period of the prior year. Excluding the effects of the charges and the gain, referred to above, diluted earnings per share increased 22% to $0.11 for the three months ended June 30, 2000.

Diluted earnings per share increased 21% to $0.23 for the six months ended June 30, 2000, as compared to $0.19 for the corresponding period of the prior year. Excluding the effects of the charges and the gain, referred to above, diluted earnings per share increased 16% to $0.22 for the six months ended June 30, 2000.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

After giving effect to the recent 3 for 2 stock split, weighted average shares outstanding aggregated 11.8 million for both the three and six month periods ended June 30, 2000, as compared to 11.1 million and 11.5 million for the three and six month periods ended June 30, 1999, respectively. On a diluted basis, average shares outstanding were 13.0 million for both the three and six month periods ended June 30, 2000, as compared to 11.8 million and 11.9 million for the three and six month periods ended June 30, 1999, respectively. Shares issued upon exercise of options were offset by shares repurchased pursuant to our stock repurchase program. The increase in our stock price has increased the dilutive effect of outstanding stock options, thereby increasing diluted shares outstanding.

         Liquidity and Capital Resources

Profitable operating results continues to strengthen our financial position. At June 30, 2000, working capital aggregated $53 million and we had a working capital ratio of almost 3 to 1. Cash and marketable securities on hand aggregated $27 million and our net book value was $4.50 per outstanding share as of June 30, 2000. Furthermore, we had only $1.5 million in long-term debt.

We recently used a portion of our cash to make an investment in marketable equity securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. This investment was made to maximize our return on cash.

During the six months ended June 30, 2000, we continued our stock repurchase program by acquiring 114,000 of our common shares at an average cost of $7.02 per share. Our 77% owned publically traded French subsidiary, Inter Parfums, S.A., has a current market cap of in excess of $130 million, which exceeds that of the Company. Considering the Market cap of Inter Parfums, S.A. and the Company's recent growth trends, management is of the opinion that the current market price of the Company's common shares understates its real value.

The Company's short-term financing requirements are expected to be met by available cash at June 30, 2000, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2000 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

During the six month period ended June 30, 2000 the Company used $3.1 million in cash for operating activities, as compared to $1.6 million which was provided by operating activities during the six month period ended June 30, 1999. This cash was used primarily to build up inventory for the upcoming launches of our Paul Smith fragrance line and our new Burberry "Touch" fragrance line.

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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the six months ended June 30, 2000.

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

Part II.  Other Information

         Items 2, 3 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 1.   Legal Proceedings

         See Notes 7 and 8 in Notes to Unaudited Financial Statements included in Part I.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Item 4.   Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Inter Parfums, Inc. (the "Company"), was held on 12 July 2000 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176. The following information does not give effect to the 3 for 2 stock split effected after the record date for the annual meeting.

         (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell Greenberg, Francois Heilbronn, Joseph A. Caccamo, Jean Levy, Robert Bensoussan-Torres, Daniel Piette, Jean Cailliau and Philippe Santi.

         The results of the voting were as follows: 6,388,580 votes were cast for each director, and 629,700 votes were withheld from each director. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

         (c) (i) The final item on the agenda was a proposal to adopt an amendment to the Company's Restated Certificate of Incorporation, to provide for unanimous board voting in certain circumstances. The results of the voting on such resolution were as follows:

         5,867,697 votes for the resolution,
           793,423 votes against and
             3,050 votes abstained.

         A majority of the outstanding shares were cast for the above referenced resolution, and the resolution was duly passed.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

         (a) The following document is filed herewith:

Exhibit No. and Description

3.1(e) Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 12, 2000

          (b) The Company filed the following reports on Form 8-K:

-------------------------------------------------------------------------------
Report                         Date of Event              Items Reported
-------------------------------------------------------------------------------
Form 8-K                       18 May 2000                5,7
-------------------------------------------------------------------------------
Form 8-K/A no. 1               18 May 2000                7
-------------------------------------------------------------------------------
Form 8-K                       23 June 2000               5,7
-------------------------------------------------------------------------------
Form 8-K/A no. 1               23 June 2000               7
-------------------------------------------------------------------------------





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2000.

                                         INTER PARFUMS, INC.

                                By:      /s/ Russell Greenberg
                                   ---------------------------------------------
                                         Russell Greenberg,
                                         Executive Vice President and
                                         Chief Financial Officer