Form 10-Q
period 2000-09-30
INTER PARFUMS INC
filed 2000-11-03
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                   551 FIFTH AVENUE, NEW YORK, NEW YORK 10176
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 983-2640
              ----------------------------------------------------
              (Registrants telephone number, including area code:)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No___

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At October 30, 2000 there were 11,667,752 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number

Part I.  Financial Information

         Item 1. Financial Statements                                     1

                      Consolidated Balance Sheets as
                      of September 30, 2000 (unaudited)
                      and December 31, 1999 (audited)                     2

                      Consolidated Statements of
                      Income for the Three Month and
                      Nine Month Periods Ended
                      September 30, 2000 (unaudited)
                      and September 30, 1999 (unaudited)                  3

                      Consolidated Statements of
                      Cash Flows for the Nine
                      Month Periods Ended
                      September 30, 2000 (unaudited) and
                      September 30, 1999 (unaudited)                      4

                      Notes to Unaudited Financial Statements             5

         Item 2.      Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           7

Part II. Other Information                                                13

         Item 2.      Changes in Securities                               13


Signatures                                                                13

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

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   September 30,   December 31,
                                                       2000            1999
                                                    -----------     -----------

CURRENT ASSETS:
    Cash and cash equivalents                       $22,398,695     $24,936,361
    Marketable securities                             2,357,047       4,424,043
    Accounts receivable, net                         30,159,389      26,032,673
    Inventories                                      27,001,443      19,450,212
    Receivables, other                                  477,406         874,829
    Other                                             1,757,752       1,168,480
    Deferred tax benefit                                973,054         858,035
                                                    -----------     -----------

         Total current assets                        85,124,786      77,744,633

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET             3,188,246       3,126,162

OTHER ASSETS                                            440,761         508,184

INTANGIBLE ASSETS, NET                                4,799,025       5,843,720
                                                    -----------     -----------

                                                    $93,552,818     $87,222,699
                                                    ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable, banks                            $ 4,543,893     $   786,217
    Accounts payable                                 19,332,837      18,449,190
    Accrued expenses                                  7,105,493       4,351,536
    Income taxes payable                                995,385         768,940
    Deferred taxes payable                              877,718         987,654
                                                    -----------     -----------

         Total current liabilities                   32,855,326      25,343,537
                                                    -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                  1,342,282       1,531,394
                                                    -----------     -----------

MINORITY INTERESTS                                    7,660,403       7,988,208
                                                    -----------     -----------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par; authorized
      30,000,000 shares; outstanding
      11,667,752 and 11,832,721 shares
      at September 30, 2000 and
      December 31, 1999, respectively                    11,668          11,833
    Additional paid-in capital                       26,654,336      26,518,082
    Retained earnings                                56,643,386      52,078,296
    Accumulated other comprehensive income           (8,154,096)     (4,289,854)
    Treasury stock, at cost, 5,593,805 and
        5,392,805 shares at September 30, 2000
        and December 31, 1999, respectively         (23,460,487)    (21,958,797)
                                                    -----------     -----------

                                                     51,694,807      52,359,560
                                                    -----------     -----------

                                                    $93,552,818     $87,222,699
                                                    ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                              2000          1999          2000          1999
                          -----------   -----------   -----------   -----------


NET SALES                 $25,940,175   $21,651,858   $72,385,779   $63,427,706

COST OF SALES              13,923,380    11,648,556    38,709,157    33,488,426
                          -----------   -----------   -----------   -----------

GROSS MARGIN               12,016,795    10,003,302    33,676,622    29,939,280

SELLING, GENERAL
  AND ADMINISTRATIVE        8,749,909     7,620,437    25,415,844    23,014,326
LITIGATION EXPENSE                                        556,043
                          -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS      3,266,886     2,382,865     7,704,735     6,924,954
                          -----------   -----------   -----------   -----------

OTHER CHARGES (INCOME):
  Interest                     61,942       133,444       224,328       322,916
  (Gain) loss on
    foreign currency           (1,550)       51,478        18,936       168,284
  Interest and dividend
    (income)                 (236,390)     (198,719)     (748,172)     (543,979)
  Loss (gain) on sale
    of stock of
    subsidiary, net             6,828          (325)       17,071        25,889
  Realized (gain) on
    sale of investments        (3,859)                 (1,581,121)
                          -----------   -----------   -----------   -----------

                             (173,029)      (14,122)   (2,068,958)      (26,890)
                          -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES  3,439,915     2,396,987     9,773,693     6,951,844

INCOME TAXES                1,502,613       938,088     4,309,162     2,761,748
                          -----------   -----------   -----------   -----------

NET INCOME BEFORE
  MINORITY INTEREST         1,937,302     1,458,899     5,464,531     4,190,096

MINORITY INTEREST IN NET
  INCOME OF CONSOLIDATED
  SUBSIDIARY                  302,426       254,439       899,441       744,716
                          -----------   -----------   -----------   -----------

NET INCOME                 $1,634,877    $1,204,460    $4,565,090    $3,445,380
                          ===========   ===========   ===========    ==========

NET INCOME PER COMMON
  SHARE:
  BASIC                         $0.14         $0.11         $0.39         $0.30
  DILUTED                       $0.13         $0.10         $0.35         $0.29
                          ===========   ===========   ===========   ===========


NUMBER OF COMMON SHARES
  OUTSTANDING:
  BASIC                    11,726,616    11,096,134    11,749,397    11,356,474
  DILUTED                  13,013,615    12,317,569    12,988,386    12,021,478
                          ===========   ===========   ===========   ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine months ended
                                                             September 30,
                                                          2000          1999
                                                      -----------   -----------


OPERATING ACTIVITIES:
   Net income                                          $4,565,090    $3,445,380
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                    1,494,745     1,238,149
       Realized (gain) on sale of
         marketable securities                         (1,581,122)
       Loss on sale of stock of subsidiary                 17,071        25,889
       Minority interest in net income                    899,441       744,716
   Increase (decrease) in cash from changes in:
     Accounts receivable                               (6,841,938)   (3,899,845)
     Inventories                                       (9,903,451)    2,003,161
     Other assets                                        (392,557)     (515,184)
     Accounts payable and accrued expenses              6,442,992     1,023,583
     Income taxes payable                                 489,633    (1,118,699)
                                                      -----------   -----------

         Net cash provided by (used in)
           operating activites                         (4,810,096)    2,947,150
                                                      -----------   -----------

INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements    (1,321,174)     (580,700)
   Trademark and license acquisitions                        (950)     (334,288)
   Purchase of marketable securities                   (3,773,490)
   Proceeds from sale of marketable securities          6,095,395
                                                      -----------   -----------

         Net cash provided by (used in)
           investing activities                           999,781      (914,988)
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Increase in loan payable, bank                       4,092,153     1,105,071
   Proceeds from sale of stock of subsidiary               42,031        30,805
   Proceeds from exercise of stock options                136,250       309,331
   Dividends paid                                        (134,543)      (92,371)
   Purchase of treasury stock                          (1,501,852)   (7,735,258)
                                                      -----------   -----------

         Net cash provided by (used in)
           financing activities                         2,634,039    (6,382,422)
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (1,361,390)     (942,436)
                                                      -----------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (2,537,666)   (5,292,696)

Cash and cash equivalents at beginning
  of period                                            24,936,361    23,355,915
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $22,398,695   $18,063,219
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

   Cash paid during the period for:
        Interest                                         $245,000      $364,000
        Income taxes                                    2,503,000     3,666,000


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

2.   COMPREHENSIVE INCOME:

                                                     Nine months    Nine months
                                                        ended          ended
                                                    September 30,  September 30,
                                                        2000          1999
                                                     -----------   -----------
     Comprehensive income:
       Net income                                     $4,565,090    $3,445,380
       Other comprehensive income, net of tax:
         Foreign currency translation adjustment      (3,433,088)   (2,254,081)
         Unrealized gains on securities:
           Unrealized holding gains arising
              during period                              306,914
           Less: reclassification adjustment for
              gains realized in net income              (738,068)
                                                      ----------    ----------
     Comprehensive income                             $  700,848    $1,191,299
                                                      ==========    ==========


3.   GEOGRAPHIC AREAS:

     Segment information related to domestic and foreign operations is as follows:

                                                     Nine months    Nine months
                                                        ended          ended
                                                    September 30,  September 30,
                                                        2000          1999
                                                     -----------   -----------
     Net sales:
        United States                                $23,537,320   $19,835,657
        Europe                                        48,938,459    43,667,049
        Eliminations                                     (90,000)      (75,000)
                                                     -----------   -----------
                                                     $72,385,779   $63,427,706
                                                     ===========   ===========


     Net Income:
        United States                                $ 1,419,173   $   815 605
        Europe                                         3,150,050     2,727,839
        South America                                     (4,133)      (98,064)
                                                     -----------   -----------
                                                     $ 4,565,090   $ 3,445,380
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

5.   INVENTORIES:

     Inventories consist of the following:

                                                     September 30,  December 31,
                                                         2000          1999
                                                      -----------   -----------
     Raw materials and component parts                $11,609,787   $ 8,239,528
     Finished goods                                    15,391,656    11,210,684
                                                      -----------   -----------
                                                      $27,001,443   $19,450,212
                                                      ===========   ===========


6.   SHAREHOLDERS' EQUITY:

     In May 2000, the Company's Board of Directors authorized a 3 for 2 stock split for shareholders of record on June 1, 2000, payable June 15, 2000. The effect of the stock split has been retroactively reflected in the accompanying financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Our Company is a leading manufacturer and distributor of fragrances, cosmetics and personal care products. Innovation and creativity are combined to produce quality products for our customers around the world.

We specialize in the production of prestige fragrances and mass market fragrances and cosmetics:

o Prestige products -- For each prestige brand, owned or licensed, we create an original concept for the perfume consistent with world market trends;

o Mass market products -- We design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances and mass market cosmetics.

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the three months ended September 30, 2000 increased 20% to a record $25.9 million, as compared to $21.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 32% for the period.

Net sales for the nine months ended September 30, 2000 increased 14% to a record $72.4 million, as compared to $63.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 25% for the period.

These sales results are the highest ever reported for a three and nine month period ended September 30, and represents the fourth consecutive quarter of solid revenue growth. Such growth is attributable to across-the-board increases in both our prestige and mass market product lines. The precipitous rise of the US dollar relative to the French franc masks the reality of our revenue growth rate.

Growth in net sales of prestige products, which was up approximately 45% in constant dollars for the three months ended September 30, 2000, was fueled in part by the tremendous success of the recent launches of our Paul Smith and Burberry "Touch" fragrance lines. Paul Smith premiered in the United Kingdom in July and is presently being sold in over 450 U.K. doors. A worldwide rollout is in process and a launch in Japan, where Paul Smith has over 200 free standing doors, is planned for March 2001. Burberry "Touch", our newest Burberry fragrance, was launched worldwide in late September. Initial consumer reaction has been very positive.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


New prestige product launches throughout the year 2000 have contributed to the 25% constant dollar growth rate that prestige products achieved for the nine months ended September 30, 2000. Our S.T. Dupont "Signature" line, which was launched in March 2000, continues to perform very strongly in all major markets and, "Modern Quartz" by Molyneux, which was launched in January 2000, has been very successful in France and South America.

A new line for Christian Lacroix and our first Celine and FUBU lines are in the development stage for launches in 2001.

Net sales of mass market products are up 19% for the nine months ended September 30, 2000 (9% for the three month period) as compared to the corresponding periods of the prior year. This represents the fourth straight quarter in which we have been able to capitalize on the economic recoveries of certain Latin American countries. In addition, sales growth from our wide selection of mass market fragrances continue to exceed our expectations.

Our new Aziza line of eye shadow kits, mascaras, colorful lip gloss products and pencils has also achieved widespread acceptance and reorders with distribution in over 12,000 doors. As a result, we have expanded our product offerings to include liquid eyeliners, liquid lipsticks, as well as a coordinating lipstick and nail polish duo. These new products, which have also been created primarily for the "Discount Store" market, are presently on retailers shelves for the Christmas selling season.

Growing sales within existing product lines, new product launches and an active new business development program are how we plan to continue to grow our business. The recent signing of exclusive worldwide license agreements with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A., and with FUBU should enable us to continue our growth trend into 2001 and beyond. We are actively pursuing new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross profit margins were 46% and 47% of net sales for the three and nine month periods ended September 30, 2000 and September 30, 1999. Gross profit margins have remained relatively constant for the past two and a half years and fluctuate only mildly as a result of sales mix. The Company has experienced some gross profit margin improvement as a result of the strength of the US dollar relative to the French franc, as certain European sales are denominated in US dollars.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Selling, general and administrative expenses aggregated $8.7 million for the three months ended September 30, 2000, as compared to $7.6 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses improved to 34% for the three months ended September 30, 2000, as compared to 35% for the corresponding period of the prior year. Selling, general and administrative expenses aggregated $25.4 million for the nine months ended September 30, 2000, as compared to $23.0 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses improved to 35% for the nine months ended September 30, 2000, as compared to 36% for the corresponding period of the prior year.

In the United States, selling, general and administrative expenses, which primarily relate to our mass market lines, represented 30% of United States net sales for both the three months ended September 30, 2000 and September 30, 1999. Selling, general and administrative expenses incurred by our French subsidiary Inter Parfums, S.A., which primarily relate to our prestige lines, represented 35% of France net sales for the three months ended September 30, 2000, as compared 38% for the corresponding period of the prior year. Existing prestige product lines and new product launches require a reasonable level of advertising to support their growth and to build upon the awareness of each brand.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES


As a result of these further developments, Inter Parfums, S.A. and its special litigation counsel consider it likely that the judgment will be sustained and had therefor taken a charge against earnings in the second quarter of 2000 for $600,000 ($260,000 after taxes and minority interest), the full amount of the judgment. Inter Parfums, S.A. will continue its appeal as it still denies the claims of Brosseau as well as the findings of the judicial expert originally appointed by the Commercial Court.

Management does not believe that such litigation will have any further material adverse effect on the financial condition or operations of the Company. In 1999 the Company had set up a reserve of approximately $275,000 against the unamortized portion of the license agreement. After such reserve the remaining unamortized portion of the license agreement is approximately $180,000 as of September 30, 2000.

During the nine month period ended September 30, 2000 we sold a portion of our investment in marketable securities and recorded a gain of $1.6 million ($0.7 million after taxes and minority interest). Gains recorded for the three month period ended September 30, 2000 were immaterial. On occasion, we invest excess cash in marketable securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities.

Our effective income tax rate was 44% for the nine months ended September 30, 2000, as compared to 40% for the corresponding period of the prior year. The effective tax rate for the nine month period ended September 30, 2000 includes a $480,000 ($370,000 after minority interest) addition to an accrual, originally established in 1999, to cover the potential exposure related to tax audits of Inter Parfums, S.A. commenced by the French Tax Authorities. Management believes that the present accrual will cover its exposure based on assessments issued by the French Tax Authorities.

Net income increased 36% to $1.6 million for the three months ended September 30, 2000, as compared to $1.2 million for the corresponding period of the prior year.

Net income increased 32% to $4.6 million for the nine months ended September 30, 2000, as compared to $3.4 million for the corresponding period of the prior year. Net income for the nine months ended September 30, 2000 includes charges of $630,000 and a gain of $725,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities. Excluding the effects of these charges and the gain, net income increased 30% to $4.5 million for the nine months ended September 30, 2000.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Diluted earnings per share increased 30% to $0.13 for the three months ended September 30, 2000, as compared to $0.10 for the corresponding period of the prior year.

Diluted earnings per share increased 21% to $0.35 for the nine months ended September 30, 2000, as compared to $0.29 for the corresponding period of the prior year. Excluding the effects of the charges and the gain, referred to above, diluted earnings per share aggregated $0.34 for the nine months ended September 30, 2000.

After giving effect to the recent 3 for 2 stock split, weighted average shares outstanding aggregated 11.7 million for both the three and nine month periods ended September 30, 2000, as compared to 11.1 million and 11.4 million for the three and nine month periods ended September 30, 1999, respectively. On a diluted basis, average shares outstanding were 13.0 million for both the three and nine month periods ended September 30, 2000, as compared to 12.3 million and
12.0 million for the three and nine month periods ended September 30, 1999, respectively.


     LIQUIDITY AND CAPITAL RESOURCES

Our financial position remains very strong as a result of continued profitable operating results. At September 30, 2000, working capital aggregated $52 million and we had a working capital ratio of almost 3 to 1. Cash and marketable securities on hand aggregated $25 million and our net book value was $4.43 per outstanding share as of September 30, 2000. Furthermore, we had only $1.3 million in long-term debt.

We recently used a portion of our cash to make an investment in marketable equity securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. This investment was made to maximize our return on cash.

During the nine months ended September 30, 2000, we continued our stock repurchase program by acquiring 201,000 of our common shares at an average cost of $7.47 per share. Our 78% owned publicly traded French subsidiary, Inter Parfums, S.A., has a current market cap in excess of $130 million, which exceeds that of the Company. Considering the market cap of Inter Parfums, S.A. and the Company's recent sales and earnings growth trends, management is of the opinion that the current market price of the Company's common shares understates its real value.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


The Company's short-term financing requirements are expected to be met by available cash at September 30, 2000, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2000 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

During the nine month period ended September 30, 2000 the Company used $4.8 million in cash for operating activities, as compared to $2.9 million which was provided by operating activities during the nine month period ended September 30, 1999. An increase in accounts receivable reflects the 20% sales growth achieved during the current quarter ended September 30, 2000. In addition, inventories have been built up to support all of the recent new product launches and in preparation for a continuation of revenue growth.

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

Inflation rates in the U.S. and foreign countries in which the Company operates have not had a significant impact on operating results for the nine months ended September 30, 2000.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION


     Items 1, 3, 4, 5 and 6 are omitted as they are either not applicable or have been included in Part I.


     Item 2:    Changes in Securities

     The Company issued the following shares of Common Stock upon exercise of a stock option to one employee of the Company. This issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act.

Date                               Number of shares          Proceeds received

September 21, 2000                       750                      $ 2,875



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2000.


                                                INTER PARFUMS, INC.


                                            By: /s/ RUSSELL GREENBERG
                                               -----------------------------
                                                Russell Greenberg,
                                                Executive Vice President and
                                                Chief Financial Officer