Form 10-K
period 2000-12-31
INTER PARFUMS INC
filed 2001-03-30
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2000 or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     _________________.

                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-3275609
         --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

551 Fifth Avenue, New York, New York                      10176
------------------------------------                      -----
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: 212.983.2640.
                                                           ------------
       Securities registered pursuant to Section 12(b) of the Act: None.
                                                                   ----
       Securities registered pursuant to Section 12(g) of the Act:
       Common Stock, $.001 par value per share.
       ---------------------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of $10.75 on 26 March 2001:
$24,013,393.

     Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (26 March 2001): 11,630,777

     Documents Incorporated By Reference: None.

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

     Our worldwide headquarters and the office of our wholly-owned New York limited liability company, Jean Philippe Fragrances, LLC, are located at 551 Fifth Avenue, New York, New York 10176 and our telephone number is 212.983.2640. Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A. and its two wholly-owned subsidiaries, Inter Parfums Grand Public, S.A., and Inter Parfums Trademark, S.A. maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000.

     Our common stock is listed on The Nasdaq Stock Market (National Market System) and its trading symbol is "IPAR". The common shares of our subsidiary, Inter Parfums S.A., are traded on the Paris Stock Exchange.

     We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and mass market perfumes and cosmetics:

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume consistent with world market trends.

o Mass market products - In our United States operations, we design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances and mass market cosmetics.

PRODUCTION AND SUPPLY

     The stages of the development and production process for all fragrances are as follows:

o Simultaneous briefing with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and mass market communication approach);

o    Concept choice;

o    Production of mock-ups for final acceptance of bottles and packaging;

o Invitation of bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

o    Choice of vendor partners;

o    Supply and packaging schedules;

o    Issuance of component purchase orders; and

o    Packaging and inventory control;

Suppliers/vendor-partners who assist the Company with product development include:

o Independent perfumery design companies (Federico Restrepo, Fabien Barron, Aesthete, Ateliers Dinand);

o Perfumers (IFF, Firmenich, Creations Aromatiques, Quest Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

o Contract manufacturers of components such as glassware (Saint Gobain, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

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

MARKETING AND DISTRIBUTION OF PRESTIGE PRODUCTS

     For our international distribution, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors with the status of "exclusive representative" for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines.

     In an effort to reduce our exposure to foreign currency exchange fluctuations, approximately 35% of our prestige fragrance net sales are sold in US dollars. We engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. As a result of our international operations, sales are not subject to material seasonal fluctuations.

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

FUBU MARKETING AND DISTRIBUTION

     We intend to market our FUBU fragrance products to upscale catalog companies, specialty retail stores, retail stores which sell FUBU apparel and drug stores which sell comparable fragrance brands. We may use independent distributors in the United States and abroad to market and sell our FUBU fragrances.

MARKETING AND DISTRIBUTION OF MASS MARKET PRODUCTS

     In the United States, mass merchandisers, drug store chains and supermarket chains, are the target customers for our mass market products. Our current customer list includes

         o  Albertson's
         o  Family Dollar
         o  Dollar General
         o  Dollar Tree Distributors
         o  Drug Emporium
         o  Consolidated Stores
         o  Pathmark

     In addition, our mass market products are sold to wholesale distributors, such as Variety Wholesalers, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets, such as Rainbow Shoppes.

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

THE MARKET

     The perfumery market can be broken down into two types of distribution:

o Selective distribution - perfumeries and specialty sections of department stores, who sell brand name products with a luxury image and

o Mass distribution - moderately-priced mass market products for a broad customer base with limited purchasing power.

SELECTIVE DISTRIBUTION

     During 2000, the French perfume industry, which accounts for about 30% of the world market, reported a 7% growth rate with sales of $12 billion, as compared to a 6% growth rate in 1999 and a 5% growth rate in 1998. (Source:
Federation des Industries de la Parfumerie)

     The French domestic market for selective distribution had another good year with sales reaching almost $1.5 billion. The increase however, was 5.4% in 2000, as compared to 6% in 1999 and 8% in 1998.

     During 2000, the French export market, which grew at a 9% rate, was favorably impacted by the declining value of the Euro, as compared to other currencies:

o Western Europe has seen its sales stabilize as a result of the size and maturity of this market.

o North America, which represents the second largest market of the perfume and cosmetic industry, reported a 27% increase.

o    Asia increased 26% in 2000, as compared to 15% in 1999.

o Latin America, recovering from its financial crisis, increase 24% in 2000, as compared to a decrease of 12% in 1999.

o Eastern Europe, also recovering from its fiscal crisis reported a 16% increase. (Source: Federation des Industries de la Parfumerie)

     While our market share is less than 1% in France, in other countries such as the United States, Italy, Portugal, Saudi Arabia and South Korea, the Company's market share is reportedly between 1% and 4% of French perfumery imports (internal source).


MASS MARKET DISTRIBUTION

     Our mass market distribution consists of moderately-priced products, including our alternative designer fragrance lines, for a broad customer base with limited purchasing power. Our mass market products rely heavily on exports from the United States. We have now sustained five straight quarters in which we have been able to capitalize on the economic recoveries of certain Latin American countries. In addition, sales growth from our wide selection of mass market fragrances continues to exceed our expectations, as the United States domestic market is becoming stronger. Our new Aziza line of cosmetics has also achieved widespread acceptance and reorders with distribution in over 12,000 doors. We expect sales to continue to grow as our high volume, discount store customers open more stores, and we continue to develop new products for them. We are presently developing a line of health and beauty aids, including shampoos and conditioners.

COMPETITION

     The market for fragrances and beauty related products is highly competitive and sensitive to changing mass market preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy-- regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

     Our closest competitors in the prestige market typically do not have mass market products departments. However, they may develop, market and sell prestige cosmetics. We do not presently sell prestige cosmetics.

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

FRAGRANCE AND COSMETIC PRODUCTS

     PRESTIGE PERFUMES

     Since 1988 we have sought to build a portfolio of luxury brand names through licensing agreements or through direct acquisition of existing brand names. Under license agreements we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

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

     Overall spending on marketing and point of sale support aggregated approximately $14.4 million in 2000 with approximately $4.2 million in point of sale support, which is included in cost of sales and $10.2 million in other marketing costs, included in selling expenses. Distributors of our product lines contribute a similar amount for additional marketing support. The cost of launching a new product (molds and tools, start-up costs and communication costs, media, etc.) generally varies from $0.2 million to $2.0 million.

     The smooth and consistent operation of our prestige perfume operations requires a thorough knowledge of the market, detailed analysis of the image and potential of each brand name, a "good dose" of creativity, as well as a highly professional approach to international distribution channels. Our prestige fragrances have an average life expectancy of five to ten years, and retail at prices of $30 to $50.

     Our brand name portfolio, which has been steadily increasing since 1988, is now made up essentially of six brand names, each of which has a variety of product lines. In addition, we have planned several new product launches for 2001.

     BURBERRY
     (BURBERRY OF LONDON, WEEK END, BURBERRY TOUCH)

     Burberry is our leading selective brand name and we are operating under the terms of an exclusive worldwide license agreement entered into in 1993. In February 2000, we extended the license agreement until December 31, 2006. Burberry enjoys a very distinctive, upscale-market and classic image, with an undeniable international cachet.

     In August 2000, we launched two new Burberry perfume lines, Burberry Touch, for men and Burberry Touch for women. These lines are designed with a style intended to be consistent with the new, more modern and trend-setting Burberry brand image. In the second quarter of 2001, we intend to bring a new Burberry Touch bath line to the market.

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

     In March 2000 we launched a new S.T. Dupont Signature line of two new highly selective perfumes, designed around the theme of writing for which S.T. Dupont is famous.

     PAUL SMITH

     We signed a 12-year exclusive license agreement with Paul Smith in December 1998 for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. This license represents a new avenue for growth, as it provides us with a unique opportunity in designer perfumes, a sector from which we have been absent until now.

     Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor. These images, in conjunction with a growing audience, provide the justification for the creation of a perfume and cosmetics line. We launched our first line of Paul Smith perfumes internationally starting in July 2000.

     CHRISTIAN LACROIX

     In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our first Christian Lacroix line was launched in Europe during 1999. During 2000, we launched the line in the United States, with an exclusive distribution arrangement with Saks Fifth Avenue, and in South America. In the first quarter of 2001, we plan to launch a lighter eau de toilette fragrance. We also plan to develop a new line for Christian Lacroix fragrances for 2002.

     CELINE

     In May 2000 we entered into an exclusive worldwide license agreement for the development, manufacturing and distribution of fragrance lines under the Celine brand name with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. We expect to launch two new fragrance lines by the third quarter of 2001.

     Celine, a French luxury fashion and accessory company, and part of LVMH, is known throughout the world for its luxury and quality products, as well as the unique designs of Michael Kors. This agreement is an important part of Celine's strategy to develop dynamic brand recognition and to offer a varied range of luxury items to an international clientele. Association with this prestigious fashion label is an important step in the development and expansion of our prestige business. This relationship is expected to add strength to all of our prestige brands and contribute to our continued growth.

     FUBU

     In June 2000 we signed an exclusive worldwide agreement with FUBU The Collection to produce and sell men's and women's fragrances. Our agreement with FUBU will allow us to offer a new, contemporary fragrance to consumers. Everything about the FUBU fragrance lines we are developing, from scent to packaging, advertising and marketing, will complement the lifestyle image of the FUBU collections. We anticipate that the first FUBU fragrance line for men and women will be launched either in the last quarter of 2001, or in the first quarter of 2002.

     Founded by four young men in 1992, FUBU exploded onto the young men's fashion scene. Music, movie, television and sport stars have worn the designs all recognizable by the FUBU logos. Today, FUBU product sales exceed $200 million, and encompass men's sportswear-formalwear, ladies, and children's apparel, as well as footwear and accessory items. The exposure FUBU has received has helped to create a loyal brand following from ages 5-55 in both the U.S. and abroad. Today's FUBU customers are both men and women, living in big cities and small towns, and encompass many diverse ethnic, racial and cultural backgrounds.

     MOLYNEUX
     (QUARTZ, QUARTZ POUR HOMME, MODERN QUARTZ)

     The Molyneux brand name, which we purchased in March 1994, was originally created at the turn of the century by the fashion designer Edouard Molyneux, and ranks among the institutional brand names of French perfumery. Molyneux enjoys a very prominent market position in South America, especially through the "Quartz" line for women, which was launched in 1978. The Molyneux brand provides synergies with the Burberry brand name among duty-free operators (joint sales areas, use of the same demonstrators, and enhanced positioning for negotiating with duty-free operators and other customers). The Molyneux name is also well established in France and other Western European countries. In January 2000 we launched a totally new line, called Modern Quartz, by Molyneux, in a modernistic package.

     OTHER SELECTIVE BRAND NAMES

     We also create, develop and market the following products:

o Jean Charles Brosseau's Ombre Rose lines, through February 2001, which was sold predominantly in the United States and Japan.

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

     The following is a summary of the prestige brand names owned or licensed by us:

BRAND NAME                       LICENSED           DATE                                                    PURCHASE
                                 OR OWNED           ACQUIRED          TERM                                  PRICE
                                                                                                            (IN MILLIONS)

Burberry                         Licensed           July 93           13 years                               $0.0
S.T. Dupont                      Licensed           July 97           11 years                                1.0
Paul Smith                       Licensed           Dec. 98           12 years                                0.0
Celine                           Licensed           May 00            11 years from January 2001, with an     0.0
                                                                      additional 5-year option term
Molyneux                         Owned              Mar. 94           N/A                                     4.2
Weil                             Owned              Mar. 94           N/A                                     1.8
Jean Charles Brosseau            Licensed           July 93           Through February 2001                   1.7
Regines                          Licensed           June 88           Year to year                            0.0
Christian Lacroix                Licensed           Mar. 99           11 years                                0.0
FUBU                             Licensed           June 00           6 1/2 years with three additional
                                                                      2-year option terms.



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

         Our alternative designer fragrances encompass a complete and increasing array of fragrances, body sprays, deodorants and perfumed creams. Product line extensions into additional personal care products is ongoing and development of new and innovative product lines is a continuous process.

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

         Under the terms of a license agreement signed in 1990 with Jordache Enterprises, we have capitalized on the strength and awareness of the Jordache trademark. Our rights under this license agreement, which terminate on 30 June 2005, are subject to certain minimum sales requirements and the payment of royalties. Recent new introductions in the fragrance category are directed at and focused on the younger, trendy mass market consumer who is the core of the Jordache franchise. New packaging, which utilizes the latest in graphic technology, is both innovative and attractive. We expect to continue this trend with additional line extensions under the Jordache brand name.


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

         During August 1999 we introduced our new Aziza II line of low priced eyeshadow kits, mascara, colorful lip gloss and pencils, which is geared towards the young teen market. This product line, with its low suggested retail prices, is being distributed to mass market retailers and discount chains, including the 99 Cent and Dollar Store markets.

         Our Aziza cosmetic line is presently distributed in approximately 12,000 mass market outlets in the United States.

         MASS MARKET TOILETRIES

         We are developing a line of mass market toiletries consisting of shampoo, conditioner, hand lotion and baby oil, for distribution in mass market retailers and deep discount chains, including the 99 Cent and Dollar Store markets. We anticipate that this line will be available for distribution in the second quarter of 2001.

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


TRADEMARKS

         Under various license agreements we have the right to use certain registered trademarks throughout the world. These registered trademarks include:

         o   Burberry

         o   S.T. Dupont
         o   Paul Smith
         o   Christian Lacroix
         o   Celine
         o   Regine's
         o   Jordache
         o   FUBU

             In addition, we are the registered trademark owner of:

         o   Intimate
         o   Aziza
         o   Parfums Molyneux, Captain, Quartz and Lord
         o   Parfums Weil, Bambou, Antilope and Kipling
         o   Beverly
         o   Fire
         o   Fleur de Paris

EMPLOYEES

         As of March 1, 2001 we had 89 full-time employees world-wide. Of these, 36 are engaged in sales activities and 53 in administrative and marketing activities.

         As of March 1, 2001 we had 34 full-time United States employees. Of these, 9 were engaged in sales activities and 25 in administrative and marketing activities.

         We believe that our relationship with our employees is good.

FORWARD LOOKING INFORMATION AND RISK FACTORS

         Statements in this document which are not historical in nature are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Given these risks, uncertainties and other factors, persons are cautioned not to place undue reliance on the forward-looking statements.

         The following is a discussion of some of the material risk factors relating to our business:

THE SUCCESS OF OUR PRODUCTS IS DEPENDENT ON PUBLIC TASTE.

         Although we believe we have the ability and experience to recognize valuable fragrances and cosmetic products and gauge trends in the cosmetic and fragrance market, our revenues are substantially dependent on the success of our products, which depends upon, among other matters, pronounced and rapidly changing public tastes, factors which are difficult to predict and over which we have little, if any, control. In addition, we have to develop successful marketing, promotional and sales programs in order to sell our fragrances and cosmetics. If we are not able to develop successful marketing, promotional and sales programs, then such failure will have a material adverse effect on our business, financial condition and operating results.

WE ARE DEPENDENT UPON MESSRS. JEAN MADAR AND PHILIPPE BENACIN, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

         Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President, are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the lives of both Mr. Madar ($1 million) and Mr. Benacin ($2.8 million), however, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

WE ARE SUBJECT TO EXTREME COMPETITION IN BOTH THE PRESTIGE AND MASS MARKETS.

         The market for fragrances and beauty related products is highly competitive and sensitive to changing market preferences and demands. Many of these companies have substantial financial resources and national marketing campaigns.

         The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy-- regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

         Mass market fragrances are characterized by competition primarily based upon price. We feel the quality of our fragrance products, competitive pricing, and our ability to quickly and efficiently develop and distribute new products, will enable us to continue to effectively compete with these companies.

         The market for name brand and mass market color cosmetics is highly competitive, with several major cosmetic companies marketing similar products. However, we believe that brand recognition of the Aziza name, together with the quality and competitive pricing of our products, enables us to compete with these companies in the mass market.

         We cannot assure you that sufficient demand for our existing fragrances and cosmetics will continue or that we will develop future fragrances and cosmetic products that will withstand competition.

OUR RELIANCE ON THIRD PARTY MANUFACTURERS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         We rely on outside sources to manufacture our fragrances and cosmetics. Although we enter into agreements with these third party contractors in anticipation of requirements based upon internal estimates, the failure of such third party manufacturers to deliver either components or finished goods on a timely basis could have a material adverse effect on or business. Although we believe there are alternate manufactures available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over which we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

         THE INTERNATIONAL CHARACTER OF OUR BUSINESS RENDERS US SUBJECT TO FLUCTUATION IN FOREIGN CURRENCY EXCHANGE RATES AND INTERNATIONAL TRADE TARIFFS, BARRIERS AND OTHER RESTRICTIONS.

         In an effort to reduce our exposure to foreign currency exchange fluctuations, approximately 35% of our prestige fragrance net sales are sold in US dollars. We engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, France, Canada or other countries might also have a material adverse effect on our business.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION, WHICH COULD IMPACT OUR OPERATIONS.

         Fragrances and other cosmetics must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations. Some of our color cosmetic products may also be classified as a "drug". Additional regulatory requirements for products which are "drugs" include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

         Our fragrances are subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. So far we have not experienced any difficulties in obtaining the required approvals.

         However, we cannot assure you that, should we develop or market fragrances and cosmetics with different ingredients, or should existing regulations be revised, we would not in the future experience difficulty in obtaining such approvals.

WE MAY BE SUBJECT TO POSSIBLE LIABILITY FOR IMPROPER COMPARATIVE ADVERTISING OR "TRADE DRESS".

         Brand name manufacturers and sellers of brand name products may make claims of improper comparative advertising or trade dress (packaging) with respect to the likelihood of confusion between some of our mass market fragrances, cosmetics and toiletries, and those of brand name manufacturers and sellers. They may seek damages for loss of business or injunctive relief to seek to have the use of the improper comparative advertising or trade dress halted. However, we believe that our displays and packaging constitute fair competitive advertising and are not likely to cause confusion between our products and others. Further, we have not experienced to any material degree, any of such problems to date.

ITEM 2.  PROPERTIES

         Our corporate headquarters and United States operations are located in approximately 7,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a five year term ending October 31, 2002. Our monthly rental is approximately $19,000, which is subject to escalations.

         Our prestige fragrance operations maintain offices located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to two leases. The first lease is for approximately 4,000 square feet. The second lease is for approximately 2,000 square feet. Both of these leases expire in July 2005, unless terminated earlier by either party on six months written notice at three year specified intervals. The annual rentals are 833,000 French francs for the first lease and 467,000 French francs for the second lease. Rent is subject to escalations each July 1.

         In addition, we have a lease for approximately 2500 square feet of additional office space at 18 avenue Franklin Roosevelt, Paris, France, for a term ending April 2009, at an annual rental of approximately 588,000 French francs per year, which is subject to escalations. We have the right to terminate earlier at three year specified intervals.

         We believe our office facilities are satisfactory for our present needs and those for the foreseeable future.

         We also occupy a 140,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. We are leasing these premises for an eight year term which expires October 2003 and requires monthly rental payments of approximately $57,000. We believe that our distribution center is satisfactory for our present needs and those for the foreseeable future.





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

          Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. The payment of the judgment has been stayed, and Inter Parfums, S.A. was allowed to continue to operate under the license agreement during the appeal process.

          In June 2000, the president of the Court of Appeal granted a petition filed by Brosseau regarding ongoing payments for royalties due to Brosseau. In the same interlocutory judgment, the president of the Court of Appeal rejected Inter Parfums, S.A.'s request for the appointment of a new judicial expert. Such request was made to refute the findings of the judicial expert originally appointed by the Commercial Court, which resulted in the $600,000 judgment against Inter Parfums, S.A. As a result of these further developments, Inter Parfums, S.A. and its special litigation counsel then considered it likely that the judgment would be sustained and therefore, Inter Parfums, S.A. recorded a charge against earnings in the second quarter of 2000 for $600,000 ($260,000 after taxes and minority interest), the full amount of the judgment.

          In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $142,000 as an advance against the damages claimed by Brosseau.

          Inter Parfums, S.A. will continue its appeal as it still denies the claims of Brosseau. We do not believe that such litigation will have any further material adverse effect on our financial condition or operations. As of December 31, 2000, we have fully reserved the unamortized portion of the license agreement.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our company's common stock, $.001 par value per share, is traded on The Nasdaq Stock Market (National Market System) under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock, which has been adjusted to reflect the 3:2 stock split distributed in June 2000.

              -------------------- --------------------- ---------------------
              Fiscal 2000          High Closing Price    Low Closing Price
              -------------------- --------------------- ---------------------
              Fourth Quarter       $ 9.50                $ 7.63
              -------------------- --------------------- ---------------------
              Third Quarter        $ 9.00                $ 6.88
              -------------------- --------------------- ---------------------
              Second Quarter       $ 9.44                $ 7.04
              -------------------- --------------------- ---------------------
              First Quarter        $ 9.00                $ 6.00
              -------------------- --------------------- ---------------------
              Fiscal 1999          High Closing Price    Low Closing Price
              -------------------- --------------------- ----------------------
              Fourth Quarter       $ 7.00                $ 5.92
              -------------------- --------------------- ----------------------
              Third Quarter        $ 7.09                $ 5.00
              -------------------- --------------------- ----------------------
              Second Quarter       $ 5.67                $ 4.00
              -------------------- --------------------- ----------------------
              First Quarter        $ 4.67                $ 3.75
              -------------------- --------------------- ----------------------

          As of March 1, 2001, the number of record holders, which include brokers and broker's nominees, etc., of the company's common stock was 77. We believe there are approximately 500 beneficial owners of the company's common stock.

DIVIDENDS

          We have not paid cash dividends since inception and we do not foresee paying cash dividends in the foreseeable future as earned surplus is to be retained for working capital for anticipated growth.

          In addition, our Certificate of Incorporation provides for the requirement of unanimous approval of the members of our board of directors for the declaration or payment of dividends, if the aggregate amount of dividends to be paid by us and our subsidiaries in any fiscal year is more than thirty percent (30%) of our annual net income for the last completed fiscal year, as indicated by our consolidated financial statements.

SALES OF UNREGISTERED SECURITIES

         The following sets forth certain information as to all equity securities, other than the grant of options, which we sold during the past year that were not registered under the Securities Act of 1933, as amended, except as previously reported. In each of the transactions, we sold common stock to accredited investors, affiliates and employees, upon the exercise of outstanding stock options which were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each shareholder agreed to purchase his common stock for investment and not for resale to the public.

         From 9 November 2000 through 5 December 2000, three (3) persons, consisting of two (2) executive officers and directors and one (1) employee exercised outstanding stock options to purchase an aggregate of 151,125 shares of Common Stock and we received approximately $867,000 in proceeds as a result of such exercises.

         The following sets forth certain information as to all options granted to purchase our equity securities during the past year, which were not registered under the Securities Act, except as previously reported. In each of the transactions, we granted options to affiliates (executive officers and directors), employees and two (2) consultants. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public.

         On 3 January 2000, we granted options to purchase an aggregate of 32,775 shares for a five year period at the exercise price of $6.08 per share, the fair market value at the time of grant, to 30 employees under our 1999 Stock Option Plan.

         On 1 February 2000, we granted options to purchase an aggregate of 10,500 shares for a five year period at the exercise price of $6.792 per share, the fair market value at the time of grant, to four directors under our 1997 Non-Employee Director Stock Option Plan.

         On 27 October 2000, we granted options to purchase an aggregate of 68,600 shares for a five year period at the exercise price of $7.625 per share, the fair market value at the time of grant, to 35 persons (30 employees, three executive officers and two consultants) under our 1999 Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

YEARS ENDED DECEMBER 31
(In Thousands Except Share and Per Share Data)


------------------------------------------------------------------------------------------------------------

                                                 2000          1999          1998       1997          1996
------------------------------------------------------------------------------------------------------------
Income Statement Data:
------------------------------------------------------------------------------------------------------------
Net Sales                                      $101,582     $87,140      $89,388      $91,462      $93,281
------------------------------------------------------------------------------------------------------------
Cost of Sales                                    51,873      45,325       47,417       49,388       51,355
------------------------------------------------------------------------------------------------------------
Selling, General and Administrative              37,509      31,965       32,944       32,334       32,416
------------------------------------------------------------------------------------------------------------
Income Before Taxes and Minority Interest        13,539       9,868        9,164        8,172        9,081
------------------------------------------------------------------------------------------------------------
Net Income                                        6,589(2)    4,828        4,613        4,507(1)     5,658
------------------------------------------------------------------------------------------------------------
Net Income per Share(3):
   Basic                                       $   0.56    $   0.43     $   0.35     $   0.32(1)  $   0.38
   Diluted                                     $   0.51    $   0.40     $   0.35     $   0.32(1)  $   0.38
------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding(3):
   Basic                                     11,726,737  11,387,885   13,060,935   13,949,102   14,807,547
   Diluted                                   13,000,432  12,155,226   13,348,208   14,095,994   14,976,695
------------------------------------------------------------------------------------------------------------



(1) Includes a nonrecurring charge, after taxes and minority interest, of $0.8 million or $0.05 per diluted share, relating to the divestiture of the Cutex license in 1997.

(2) Includes nonrecurring charges aggregating $0.6 million and a gain of $0.6 million, all after taxes and minority interest. The charges represent an accrual for exposure relating to pending litigation of $0.2 million and a potential tax assessment of $0.4 million. The gain represents a realized gain on the sale of marketable securities.

(3)  Adjusted for 3:2 stock split distributed in June 2000.

 AS AT DECEMBER 31
(In Thousands Except Share and Per Share Data)



                                    2000     1999     1998      1997      1996
--------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------
Working Capital                  $57,688   $52,402   $49,599   $44,842   $46,568
--------------------------------------------------------------------------------
Total Assets                      94,571    87,223    87,739    80,282    85,585
--------------------------------------------------------------------------------
Long-Term Debt                     1,417     1,531       200       424       485
-------------------------------------------------------------------------------
Shareholders' Equity              55,061    52,361    53,680    50,194    53,366
--------------------------------------------------------------------------------

ITEM 7 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         INTRODUCTION

         We are a leading manufacturer and distributor of fragrances, cosmetics and personal care products. Innovation and creativity are combined to produce quality products for our customers around the world.

         We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and mass market perfumes and cosmetics:

o Prestige products - for each prestige brand, owned or licensed by us, we develop an original concept for the perfume consistent with world market trends.

o Mass market products - in our United States operations, we design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances and mass market cosmetics.

         2000 COMPARED TO 1999

         In fiscal year 2000, we set a new sales record. Net sales for the year ended December 31, 2000 increased 17% to $101.6 million, as compared to $87.1 million in 1999. At comparable foreign currency exchange rates, net sales actually rose 30% in 2000 as compared to 1999.

         Our sales growth is attributable to across-the-board increases in both our prestige and mass market product lines. However, the precipitous rise of the US dollar in relation to the French franc has masked our true revenue growth.

         Growth in net sales of prestige products, which was up approximately 17% in 2000, was fueled in part by the tremendous success of the recent launches of our Paul Smith and "Burberry Touch" fragrance lines. Paul Smith premiered in the United Kingdom in July and is presently being sold in over 450 U.K. doors. Sales ran well ahead of expectations in the initial phase of the roll out. "Burberry Touch", our newest Burberry fragrance, was launched worldwide in late September 2000, and initial consumer reaction has been very favorable. Additional year 2000 launches included our S.T. Dupont "Signature" line, which continues to perform strongly in the Far East, and "Modern Quartz" by Molyneux, which is very successful in France and South America.

         In addition to expanding the geographic distribution of products we launched in 2000, we have a large new product and brand extension pipeline in the works. We are leveraging the popularity of "Burberry Touch" by bringing to market a new bath line for men and women, scheduled for introduction later this year. In March 2001, Paul Smith fragrances will be launched in Japan where this designer has a large and loyal fashion following and over 200 standing doors. In February 2001, we unveiled Christian Lacroix "Eau Florale" in the U.S. with an exclusive at Saks Fifth Avenue's 63 stores, to be followed by European distribution later this spring. Development is going well with Celine, our second LVMH license, and we are on target for the initial launch of two new Celine fragrances in the fourth quarter of 2001.

         Net sales of our mass market products were up 17% for the year ended December 31, 2000, as compared to 1999. Sales growth from our wide selection of mass market fragrances continues to exceed our expectations. Our new Aziza line of cosmetics has also achieved widespread acceptance. We expect sales to continue to grow as our high volume, discount store customers open more stores, and we continue to develop new products for them. We are presently developing a line of health and beauty aids, including shampoos and conditioners.

         Growing sales within existing product lines, new product launches and an active new business development program are how we plan to continue to grow our business in the year 2001 and beyond. During the year ended December 31, 2000 we signed an exclusive worldwide license agreement with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. Our first line of Celine fragrances is expected to debut in October 2001. Also during fiscal 2000, we signed an exclusive worldwide license agreement with FUBU The Collection to produce and sell men's and women's fragrances. We anticipate that the first FUBU fragrance line for men and women will be launched either in the last quarter of 2001, or in the first quarter of 2002. In addition, we are actively pursuing new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

         Gross profit margins increased to 49% of net sales for the year ended December 31, 2000, as compared to 48% in 1999. Gross profit margins have continued to increase over the past four years. Part of this improvement is the result of the strength of the US dollar in relation to the Euro, as certain European sales are denominated in US dollars. In addition, our prestige fragrance lines, which have been growing at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines.

         Selling, general and administrative expenses increased to $37.5 million for the year ended December 31, 2000, as compared to $32.0 million in 1999 and represented 37% of sales in both 2000 and 1999.

         In the United States, selling, general and administrative expenses increased to $9.8 million for the year ended December 31, 2000, as compared to $9.1 million in 1999, but declined to 31% of net sales in 2000, as compared to 34% of net sales in 1999. Our mass market sales do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable. As a result, the increase in sales has enabled us to spread our fixed costs over a larger net sales base.

         Selling, general and administrative expenses incurred by our French subsidiary, Inter Parfums, S.A., increased to $27.7 million for the year ended December 31, 2000, as compared to $22.8 million in 1999. As a percentage of sales, selling, general and administrative expenses represented 39% of sales in 2000, as compared to 38% in 1999. Promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness.

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

         Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. The payment of the judgment has been stayed, and Inter Parfums, S.A. was allowed to continue to operate under the license agreement during the appeal process.

         In June 2000, the president of the Court of Appeal granted a petition filed by Brosseau regarding ongoing payments for royalties due to Brosseau. In the same interlocutory judgment, the president of the Court of Appeal rejected Inter Parfums, S.A.'s request for the appointment of a new judicial expert. Such request was made to refute the findings of the judicial expert originally appointed by the Commercial Court, which resulted in the $600,000 judgment against Inter Parfums, S.A. As a result of these further developments, Inter Parfums, S.A. and its special litigation counsel then considered it likely that the judgment would be sustained and therefore, Inter Parfums, S.A. recorded a charge against earnings in the second quarter of 2000 for $600,000 ($260,000 after taxes and minority interest), the full amount of the judgment.

         In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $142,000 as an advance for damages claimed by Brosseau.

         Inter Parfums, S.A. will continue its appeal as it still denies the claims of Brosseau. We do not believe that such litigation will have any further material adverse effect on our financial condition or operations. As of December 31, 2000, we have fully reserved the unamortized portion of the license agreement.

         During the year ended December 31, 2000 we sold marketable securities and realized a gain of $1.4 million ($645,000 after taxes and minority interest). On occasion, we invest excess cash in marketable securities, which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. At December 31, 2000, we had no remaining marketable security positions.

         Interest expense was $0.4 million for the year ended December 31, 2000, as compared to $0.3 million in 1999. We use the credit lines available to us, as needed, to finance our working capital needs.

         We incurred a loss on foreign currency of $0.2 million for both of our last two fiscal years. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

         Our effective income tax rate was 42% for the year ended December 31, 2000, as compared to 40% in 1999. The effective tax rate for the year ended December 31, 2000 includes a $480,000 ($370,000 after minority interest) accrual to cover the potential exposure related to tax audits of Inter Parfums, S.A. commenced by the French Tax Authorities. If not for these accruals, the declining tax rates in France would have caused a decline in our overall effective tax rate.

         Net income increased 36% to $6.6 million for the year ended December 31, 2000, as compared to $4.8 million in 1999. Net income for the year ended December 31, 2000 includes charges of $630,000 and a gain of $645,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities.

         After giving effect to our 3 for 2 stock split effected in June 2000, diluted earnings per share increased 27% to $0.51 for the year ended December 31, 2000, as compared to $0.40 in 1999. Weighted average shares outstanding aggregated 11.7 million for the year ended December 31, 2000, as compared to
11.4 million in 1999. On a diluted basis, average shares outstanding was 13.0 million for the year ended December 31, 2000, as compared to 12.2 million in 1999. Shares repurchased pursuant to our stock repurchase program, offset shares issued upon exercise of stock options. However, the increase in our stock price has increased the dilutive effect of outstanding stock options, thereby increasing diluted shares outstanding.

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

         Interest expense was $0.3 million for the year ended December 31, 1999, as compared to $0.5 million in 1998. We use the credit lines available to us, as needed, to finance our working capital needs.

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

         Net income increased 5% to $4.8 million for the year ended December 31, 1999, as compared to $4.6 million in 1998. Earnings per diluted share increased to $0.40 for the year ended December 31, 1999, as compared to $0.35 in 1998.

         Weighted average shares outstanding aggregated 11.4 million for the year ended December 31, 1999, as compared to 13.1 million in 1998. On a diluted basis, average shares outstanding was 12.2 million for the year ended December 31, 1999, as compared to 13.3 million in 1998. The declines are the result of our common stock repurchase program.

LIQUIDITY AND FINANCED RESOURCES

         Our financial position remains very strong as a result of continued profitable operating results. At December 31, 2000, working capital aggregated $57 million and we had a working capital ratio of almost 3 to 1. Cash and marketable securities on hand aggregated $28 million and our net book value was $4.72 per outstanding share as of December 31, 2000. Furthermore, we had only $1.4 million in long-term debt.

         On occasion we use a portion of our cash to make investments in marketable equity securities classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. These investments are made to maximize our return on cash. As of December 31, 2000 we had no marketable security positions.

         During the year ended December 31, 2000, we continued our stock repurchase program by acquiring 343,600 of our common shares at an average cost of $8.19 per share. We believe that our stock price does not reflect our growth rate, prospects for future growth, the value of our licenses and our worldwide distribution network. In addition, the market capitalization of our 78% ownership interest in Inter Parfums, S.A., our publicly traded Paris subsidiary, is in excess of $150 million, which is significantly higher than that of the company as a whole.

         Our short-term financing requirements are expected to be met by available cash at December 31, 2000, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2001 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

         During the year ended December 31, 2000 we generated $0.2 million in cash from operating activities, as compared to $12.6 million in 1999. At December 31, 2000 accounts receivable increased 18%, as compared to December 31, 1999, which is in line with our 17% increase in net sales. In addition, inventories rose 30% as a result of a planned buildup to support all of the recent new product launches and to prepare for anticipated revenue growth.

         We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

         In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency, the Euro. The transition period for the introduction of the Euro is scheduled to be completed by January 1, 2002. However, we do not expect the introduction of the Euro and the phasing out of other currencies to have a material impact on our consolidated financial statements.

         Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2000.

FORWARD LOOKING STATEMENTS

         Statements in this document, which are not historical in nature, are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Given these risks, uncertainties and other factors, persons are cautioned not to place undue reliance on the forward-looking statements.

         Such factors include effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress".


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERAL

         We address certain financial exposures through a controlled program of risk management that primarily consists of the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts in order to reduce the effects of fluctuating foreign currency exchange rates. We have entered into one (1) interest rate swap in an attempt to take advantage of low variable interest rates as compared to the fixed rate on our long term debt. We do not engage in the trading of foreign currency forward exchange contracts or interest rate swaps.

FOREIGN EXCHANGE RISK MANAGEMENT

         We enter into forward exchange contracts to hedge receivables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Inter Parfums, S.A., our French subsidiary, whose functional currency is French francs. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs.

         We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2000, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $9 million.

The foreign currencies included in these contracts are principally the U.S. dollar and the British pound.

INTEREST RATE RISK MANAGEMENT

          We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At December 31, 2000 we had one (1) interest rate swap agreement outstanding to convert $1.4 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EUIBOR rate, over the life of our long term debt due in 2005. At December 31, 2000, the EUIBOR rate was 4.9%. If interest rates were to rise 1% per annum over the remaining term of the long term debt, then we would incur a loss of $50,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The required financial statements commence on page F-1.

SUPPLEMENTARY DATA
                           QUARTERLY DATA (UNAUDITED)
                       FOR THE YEAR ENDED 31 DECEMBER 2000
                 (In Thousands Except Share and Per Share Data)


----------------------------------------------------------------------------------------------------
                          1st  Quarter    2nd Quarter    3rd Quarter    4th Quarter     Full Year
----------------------------------------------------------------------------------------------------
Net Sales                      $22,169       $24,277       $25,940       $29,196      $101,582
----------------------------------------------------------------------------------------------------
Cost of Sales                   12,245        12,541        13,923        13,164        51,873
----------------------------------------------------------------------------------------------------
Net Income                       1,422         1,508         1,635         2,024         6,589
----------------------------------------------------------------------------------------------------
Net Income per Share(1):
   Basic                         $0.12         $0.13         $0.14         $0.17         $0.56
   Diluted                       $0.11         $0.12         $0.13         $0.16         $0.51
----------------------------------------------------------------------------------------------------
Average Common Shares
Outstanding(1):             11,767,250    11,754,490    11,726,616    11,658,756    11,726,737
   Basic                    12,925,178    13,026,453    13,013,615    13,036,570    13,000,432
   Diluted
----------------------------------------------------------------------------------------------------

(1) Adjusted for 3:2 stock split distributed in June 2000.

                           QUARTERLY DATA (UNAUDITED)
                       FOR THE YEAR ENDED 31 DECEMBER 1999
                 (In Thousands Except Share and Per Share Data)



----------------------------------------------------------------------------------------------------
                          1st  Quarter    2nd Quarter    3rd Quarter    4th Quarter     Full Year
----------------------------------------------------------------------------------------------------
Net Sales                      $19,584       $22,192       $21,652       $23,712       $87,140
----------------------------------------------------------------------------------------------------
Cost of Sales                   10,099        11,741        11,649        11,836        45,325
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Net Income                       1,157         1,084         1,204         1,383         4,828
----------------------------------------------------------------------------------------------------
Net Income per Share(1):
   Basic                         $0.10         $0.10         $0.11         $0.12         $0.43
   Diluted                       $0.10         $0.09         $0.10         $0.11         $0.40
----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding(1):
   Basic
   Diluted                  11,832,560    11,149,728    11,096,134    11,473,118    11,387,885
                            11,962,835    11,784,033    12,317,569    12,556,799    12,155,226
----------------------------------------------------------------------------------------------------

(1) Adjusted for 3:2 stock split distributed in June 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANt

         As of March 15, 2001, our executive officers and directors were as follows:



----------------------------------------------------------------------------------------------------------
Name                            Position
----------------------------------------------------------------------------------------------------------
Jean Madar                      Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and
                                Director General of Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------
Philippe Benacin                Vice Chairman of the Board, President of Inter Parfums, Inc. and
                                President of Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------
Russell Greenberg               Director, Executive Vice President and Chief Financial Officer
----------------------------------------------------------------------------------------------------------
Francois Heilbronn              Director
----------------------------------------------------------------------------------------------------------
Joseph A. Caccamo               Director
----------------------------------------------------------------------------------------------------------
Jean Levy                       Director
----------------------------------------------------------------------------------------------------------
Robert Bensoussan-Torres        Director
----------------------------------------------------------------------------------------------------------
Daniel Piette                   Director
----------------------------------------------------------------------------------------------------------
Jean Cailliau                   Director
----------------------------------------------------------------------------------------------------------
Philippe Santi                  Director and Director of Finance, Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------
Serge Rosinoer                  Director
----------------------------------------------------------------------------------------------------------
Bruce Elbilia                   Executive Vice President
----------------------------------------------------------------------------------------------------------
Wayne Hamerling                 Executive Vice President
----------------------------------------------------------------------------------------------------------
Eric de Labouchere              Director of Operations, Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------
Frederic Garcia-Pelayo          Director of Export Sales, Inter Parfums, S.A.
----------------------------------------------------------------------------------------------------------

         The directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have entered into a Shareholders' Agreement relating to certain corporate governance issues, including increasing the number of Board members from seven to ten, granting two seats on the Board of directors to designees of LV Capital. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have each agreed to vote for each others nominees for directors. The number of members of our Board of Directors was increased to 11 by the addition of Serge Rosinoer in December 2000 by the unanimous vote of our board.

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

JEAN MADAR

         Jean Madar, age 40, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums, S.A., the Company's subsidiary; and in January 1997 he became Chief

Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

PHILIPPE BENACIN

         Mr. Benacin, age 42, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

RUSSELL GREENBERG

         Mr. Greenberg, age 44, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

FRANCOIS HEILBRONN

         Mr. Heilbronn, age 40, a Director since 1988 and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

JOSEPH A. CACCAMO

         Mr. Caccamo, age 45, a Director since 1992, is an attorney with the law firm of Becker & Poliakoff, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became counsel to us. From August 1992 through September 1997, he was a director of and general counsel to, Hydron Technologies, Inc., a company primarily engaged in the development of cosmetic and personal care products.

JEAN LEVY

         Jean Levy, age 68, a Director since August 1996 and a member of the audit, stock option and executive compensation committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris". Mr. Levy is also a director of the following foreign public companies:
Escada Beaute Worldwide (a subsidiary of Escada Group), Rallye, S.A. and Zannier Group. In addition, Mr. Levy is also the Chairman of the Board of Financiere d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business.

ROBERT BENSOUSSAN-TORRES

         Robert Bensoussan-Torres, age 43, has been a Director since March 1997. He is currently the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres was a Director of Towers Consulting Europe, Ltd. from May 1998 to September 1999. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Houte Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

DANIEL PIETTE

         Mr. Piette, age 55 and a director since December 1999, is also a member of the executive compensation committee of the Board of Directors. Mr. Piette is the Chairman of LV Capital USA, Inc. ("LV Capital"), the US vehicle of LV Capital SA, which is the investment arm of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH") the world's largest luxury goods conglomerate. For the past ten (10) years, he has been a Group Executive Vice President of LVMH. Mr. Piette is also a director of Cryo Interactive Entertainment (Paris) and a non-executive director of Davis S. Smith Holdings PLC (London) as well as a member of the Board of Overseers of ESSEC (Paris) and Columbia Business School (New York).

JEAN CAILLIAU

         Mr. Cailliau, age 38 and a director since December 1999, is also a member of the audit and the stock option committees of the Board of Directors. Mr. Cailliau is the Deputy General Manager of LV Capital SA, the investment arm of LVMH and the CEO of LV Capital USA Inc., its US vehicle. For the past eight
(8) years, Mr. Cailliau has held executive positions at LVMH.

He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

SERGE ROSINOER

         Mr. Rosinoer, age 68, was appointed to the Board of Directors in December 2000. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of 4 billion French francs and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics giant's European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Exterieur de la France.

BRUCE ELBILIA

         Mr. Elbilia, age 42, Executive Vice President, joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. In 1994 Mr. Elbilia became head of international sales and marketing for the Company, and had expanded the Company's export sales to South America, the Middle East and Eastern Europe. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C.

WAYNE C. HAMERLING

         Mr. Hamerling, age 44, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over twenty (20) years experience in the fragrance and cosmetic business. Mr. Hamerling, who attended Rutgers University, has also been actively involved in marketing of our United States mass market business for the past three (3) years, and helped develop our Aziza II line and our new health and beauty aid line.

PHILIPPE SANTI

         Philippe Santi, age 39 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi is a Certified Accountant and Statutory Auditor in France.

ERIC DE LABOUCHERE

         Eric de Labouchere, age 46, is the Director of Operations of Inter Parfums, S.A. He has been employed by Inter Parfums, S.A. since October 1986 in product development, purchasing and marketing.

FREDERIC GARCIA-PELAYO

         Frederic Garcia-Pelayo, age 42, has been the Director of Export Sales of Inter Parfums, S.A. since September 1994. Prior to September 1994,
Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and any amendments to such forms furnished to us, and written representations from various reporting persons furnished to us, we are not aware of any reporting person who has failed to file the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer and each of the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during fiscal years ended 31 December 2000, 31 December 1999 and 31 December 1998:

                           SUMMARY COMPENSATION TABLE



                                                  ANNUAL COMPENSATION                      LONG TERM AWARDS
-----------------------------------------------------------------------------------------------------------------
                                                                       OTHER ANNUAL   SECURITIES
                                                                       COMPENSATION   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)  BONUS ($)    ($)            OPTIONS (#)(1) COMPENSATION
-----------------------------------------------------------------------------------------------------------------
Jean Madar, Chairman of the Board,    2000     280,000       100,000      273,000(3)     -0-(3A)       -0-
Chief Executive Officer of Inter      1999     280,000        48,000      765,500(4)     412,500       -0-
Parfums, Inc. and Director General    1998     280,000           -0-       53,000(5)     195,000       -0-
of Inter Parfums, S.A
-----------------------------------------------------------------------------------------------------------------
Philippe Benacin(6), President of     2000     117,318        65,642      278,000(7)     -0-(3A)       -0-
Inter Parfums, Inc. and President     1999     136,000        16,000      765,500(8)     412,500
of Inter Parfums, S.A                 1998     139,000        10,000       53,000(9)     195,000
-----------------------------------------------------------------------------------------------------------------
Russell Greenberg(10), Executive      2000     245,000        13,000       69,174(11)     12,000       -0-
Vice President and Chief Financial    1999     230,000         5,000      225,819(12)     49,500       -0-
Officer                               1998     228,446         3,000        2,214         23,250       -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Bruce Elbilia(13), Executive Vice     2000     178,000        10,000       24,752(14)     12,000       -0-
President                             1999     160,500         5,000      262,467(15)     49,500       -0-
                                      1998     146,045         3,000        8,776(16)     23,250       -0-
-----------------------------------------------------------------------------------------------------------------
Wayne C. Hamerling(17), Executive     2000     176,120        10,000      111,438(18)     12,000       -0-
Vice President                        1999     166,120        13,000      326,682(19)     49,500       -0-
                                      1998     166,120         7,000       52,590(20)     23,250       -0-
-----------------------------------------------------------------------------------------------------------------

[Footnotes to Table]

------------------------------------

(1) Adjusted to reflect a 3:2 stock split distributed in June 2000. Includes options granted in 1998 as replacements for out-of-the-money or expired options.

(2) As of 31 December 2000, Mr. Madar held 3,600,974 restricted shares of common stock, with an aggregate value of $32,183,705 based upon the closing price of our company's common stock as reported by the Nasdaq Stock Market, National Market system, of $8.9375.

(3) Consists of lodging expenses of $48,000 and $225,000 realized upon exercise of options.

(3A) Options to purchase 5,334 shares of Inter Parfums, S.A. were granted.

(4) Consists of lodging expenses of $ 48,000 and $708,500 realized upon exercise of options.

(5)  Consists of lodging expenses.

(6) Compensation figures for Mr. Benacin are approximate, as he is paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods. As of 31 December 2000, Mr. Benacin held 3,387,074 restricted shares of common stock, with an aggregate value of $30,271,973 based upon the closing price of our company's common stock as reported by the Nasdaq Stock Market, National Market system, of $8.9375.

(7) Consists of lodging expenses of $38,000, $15,000 for automobile expenses and $225,000 realized upon exercise of options.

(8) Consists of lodging expenses of $42,000, $15,000 for automobile expenses and $708,500 and realized upon exercise of options.

(9) Consists of $48,000 for lodging expenses and $5,000 for automobile expenses.

(10) As of 31 December 2000, Mr. Greenberg held 15,000 restricted shares of common stock, with an aggregate value of $134,063 based upon the closing price of our company's common stock as reported by the Nasdaq Stock Market, National Market system, of $8.9375.

(11) Consists of $2,214 for automobile expenses and $67,500 realized upon exercise of options.

(12) Consists of $2,214 for automobile expenses and $223,605 realized upon the exercise of options.

(13) As of 31 December 2000, Mr. Elbilia held 15,000 restricted shares of common stock, with an aggregate value of $134,063 based upon the closing price of our company's common stock as reported by the Nasdaq Stock Market, National Market system, of $8.9375.

(14) Consists of selling commissions.

(15) Consists of $27,985 selling commissions and $234,482 realized upon the exercise of options.

(16) Consists of selling commissions.

(17) As of 31 December 2000, Mr. Hamerling held 15,000 restricted shares of common stock, with an aggregate value of $134,063 based upon the closing price of our company's common stock as reported by the Nasdaq Stock Market, National Market system, of $8.9375.

(18) Consists of selling commissions of $54,438; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $52,500 realized upon the exercise of options.

(19) Consists of selling commissions of $43,388; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $278,794 realized upon the exercise of options.

(20) Consists of selling commissions of $48,090 and non cash compensation of $4,500 equal to the value of personal use of a company leased automobile.

The following table sets forth certain information relating to stock option grants during Fiscal 2000 to our Chief Executive Officer and each of the four most highly compensated executive officers of the company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2000:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZED VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF
                   INDIVIDUALIZED GRANTS                                             PRICE APPRECIATION FOR OPTION TERM
----------------------------------------------------------------------------------------------------------------------
NAME                     NUMBER OF        % OF TOTAL           EXERCISE     EXPIRATION     FIVE (5%)     TEN (10%)
                         SECURITIES       OPTIONS/SARS         OR BASE      DATE           PERCENT       PERCENT
                         UNDERLYING       GRANTED TO           PRICE                       ($)           ($)
                         OPTIONS          EMPLOYEES IN         ($/SH)
                         GRANTED (#)      FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
Jean Madar                     -0-           NA               NA            NA            NA             NA
----------------------------------------------------------------------------------------------------------------------
Philippe Benacin               -0-           NA               NA            NA            NA             NA
----------------------------------------------------------------------------------------------------------------------
Russell Greenberg           12,000           11.8           7.625     26 Oct 05         25,280         55,862
----------------------------------------------------------------------------------------------------------------------
Bruce Elbilia               12,000           11.8           7.625     26 Oct 05         25,280         55,862
----------------------------------------------------------------------------------------------------------------------
Wayne Hamerling             12,000           11.8           7.625     26 Oct 05         25,280         55,862
----------------------------------------------------------------------------------------------------------------------


         The following table sets forth certain information relating to option exercises effected during Fiscal 2000, and the value of options held as of such date by each of our Chief Executive Officer and the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2000:

                   AGGREGATE OPTION EXERCISES FOR FISCAL 2000
                           AND YEAR END OPTION VALUES



                                                                  NUMBER OF UNEXERCISED     VALUE(1) OF UNEXERCISED
                                                                  OPTIONS AT DECEMBER 31,   IN-THE-MONEY OPTIONS AT
                                                                      2000(#)                 DECEMBER 31, 2000($)
----------------------------------------------------------------------------------------------------------------------
          NAME              SHARES ACQUIRED     VALUE ($)           EXERCISABLE/                EXERCISABLE/
                            ON EXERCISE         REALIZED(2)         UNEXERCISABLE               UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
Jean Madar                  75,000              225,000            1,145,250/-0-                 5,705,897/-0-
----------------------------------------------------------------------------------------------------------------------
Philippe Benacin            75,000              225,000            1,145,250/-0-                 5,705,897/-0-
----------------------------------------------------------------------------------------------------------------------
Russell Greenberg           15,000               67,500               69,750/-0-                   287,641/-0-
----------------------------------------------------------------------------------------------------------------------
Bruce Elbilia               -0-                    -0-                12,000/-0-                    15,750/-0-
----------------------------------------------------------------------------------------------------------------------
Wayne C. Hamerling          15,000               52,500               60,000/-0-                   242,750/-0-
----------------------------------------------------------------------------------------------------------------------

(1) Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $8.9375 on 31 December 31 2000.

(2) Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

EMPLOYMENT AGREEMENTS

         As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin presently receives an annual salary of 864,000ff, which is approximately US$ 123,000, together with annual lodging expenses of approximately $38,000 and automobile expenses of approximately $15,000, which are subject to increase in the discretion of the Board of Directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

COMPENSATION OF DIRECTORS

   All nonemployee directors receive $1,000 for each board meeting at which they participate. Mr. Caccamo's board fees are paid to his law firm.

         In March 1997 our Board of Directors adopted our 1997 Nonemployee Stock Option Plan. This plan was approved by our stockholders at the annual meeting of shareholders held in July 1997. The purpose of this plan is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company

         Our 1997 Nonemployee Stock Option Plan provides for the grant of nonqualified stock options to nonemployee directors to purchase an aggregate of 25,000 shares of common stock. Options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date except for Joseph A. Caccamo, who is granted options to purchase 4,000 shares. Options to purchase 2,000 shares are granted to each nonemployee director upon his initial election or appointment to our board.

         On 19 December 2000 we granted options to purchase 2,000 shares at $8.72 per share, the fair market value at the time of grant, to Mr. Serge Rosinoer, for a five year period, upon his initial appointment to the Board. We made these grants in accordance with the terms of our 1997 Nonemployee Stock Option Plan, and our 2000 Nonemployee Stock Option Plan.

         In December 2000 our Board of Directors adopted our 2000 Nonemployee Stock Option Plan, as substantially all of the shares reserved under our 1997 Nonemployee Stock Option Plan had been allocated to outstanding options. This plan is subject to the approval of our stockholders at the annual meeting of shareholders to be held in 2001. The purpose of this plan is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company.

         Our 2000 Nonemployee Stock Option Plan provides for the grant of nonqualified stock options to nonemployee directors to purchase an aggregate of 30,000 shares of common stock.

Options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date except for Joseph A. Caccamo, who is granted options to purchase 4,000 shares. Options to purchase 2,000 shares are granted to each nonemployee director upon his initial election or appointment to our board.

         On 1 February 2001, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Daniel Piette and Jean Cailliau, and an option to purchase 4,000 shares was granted to Joseph
A. Caccamo at the exercise price of $9.75 per share under the 2000 plan. The options held by Mr. Caccamo are held as nominee for his past and present law firms.

         Joseph A. Caccamo, a director, was a partner of Nason, Yeager, Gerson, White & Lioce, P.A., our prior general counsel. In Fiscal 2000, we paid Mr. Caccamo's prior firm an aggregate of $109,121 in legal fees and for reimbursement of disbursements incurred on our behalf. Also during 2000, Mr. Caccamo received $28,487 as the result of the exercise and sale of shares underlying options granted in Inter Parfums, S.A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 15, 2001 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group:


NAME AND ADDRESS               AMOUNT OF BENEFICIAL   APPROXIMATE PERCENT OF
OF BENEFICIAL OWNER            OWNERSHIP(1)           CLASS
-------------------------------------------------------------------------------
Jean Madar                          4,706,974(2)                36.8%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France
-------------------------------------------------------------------------------
Philippe Benacin                    4,493,074(3)                35.2%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France
-------------------------------------------------------------------------------

(1) All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums, Inc. (the "Company"), Philippe Benacin, the Vice Chairman of the Board and President of the Company, and LV Capital USA, Inc., an indirect subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A., have entered into a Shareholders' Agreement dated 22 November 1999 relating to certain corporate governance issues, including the agreement to vote for Jean Madar, Philippe Benacin and six (6) nominees of Messrs. Madar and Benacin, and two (2) designees of LV Capital USA, INC., as directors of the Company.

(2) Consists of 3,561,724shares held directly and options to purchase 1,145,250 shares.

(3) Consists of 3,347,824shares held directly and options to purchase 1,145,250 shares.

NAME AND ADDRESS               AMOUNT OF BENEFICIAL   APPROXIMATE PERCENT OF
OF BENEFICIAL OWNER            OWNERSHIP(1)           CLASS
-------------------------------------------------------------------------------
Russell Greenberg                      84,750(4)        Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
-------------------------------------------------------------------------------
Francois Heilbronn                     12,225(5)        Less than 1%
60 Avenue de  Breteuil
75007 Paris, France
-------------------------------------------------------------------------------
Joseph A. Caccamo, Esq.                10,000(6)        Less than 1%
Becker & Poliakoff, P.A.
3111 Stirling Road
Ft. Lauderdale, FL 33312
-------------------------------------------------------------------------------
Jean Levy                               5,500(7)        Less than 1%
29 rue du Colisee
75008 Paris, France
-------------------------------------------------------------------------------
Robert Bensoussan-Torres                5,500(8)        Less than 1%
48, Boulevard Raspail
75006 Paris, France
-------------------------------------------------------------------------------
Bruce Elbilia                          27,000(9)        Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
-------------------------------------------------------------------------------
Wayne C. Hamerling                     75,000(10)       Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
-------------------------------------------------------------------------------
Daniel Piette                           3,000(11)       Less than 1%
LV Capital
30 Avenue Hoche
75008, Paris, France
-------------------------------------------------------------------------------
Jean Cailliau                           3,000(12)       Less than 1%
LV Capital
30 Avenue Hoche
75008, Paris, France
-------------------------------------------------------------------------------


----------------
(4) Consists of 15,000 shares held directly and 69,750 shares of common stock underlying options.

(5) Consists of 6,725 shares held directly and 5,500 shares of common stock underlying options.

(6) Consists of shares of common stock underlying options, which are held as nominee for his past and present employer. Beneficial ownership of such shares is disclaimed.

(7)  Consists of shares of common stock underlying options.

(8)  Consists of shares of common stock underlying options.

(9) Consists of 15,000 shares held directly and 12,000 shares of common stock underlying options.

(10) Consists of 15,000 shares held directly and 60,000 shares of common stock underlying options.

(11) Consists of shares of common stock underlying options. Beneficial ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.

NAME AND ADDRESS               AMOUNT OF BENEFICIAL   APPROXIMATE PERCENT OF
OF BENEFICIAL OWNER            OWNERSHIP(1)           CLASS
-------------------------------------------------------------------------------
Philippe Santi                            -0-                   NA
Inter Parfums, S.A.
4, rond point des Champs Elysees
75008, Paris France
-------------------------------------------------------------------------------

Serge Rosinoer                           2,000(13)       Less than 1%
14 rue LeSueur
75116 Paris, France
-------------------------------------------------------------------------------
Eric de Labouchere                         -0-                   NA
Inter Parfums, S.A.
4, rond point des Champs Elysees
75008, Paris France
-------------------------------------------------------------------------------
Frederic Garcia-Pelayo                    -0-                    NA
Inter Parfums, S.A.
4, rond point des Champs Elysees
75008, Paris France
-------------------------------------------------------------------------------
LV Capital USA, Inc.
19 E. 57th Street                    2,435,700                  20.9%
New York, NY 10022
-------------------------------------------------------------------------------
Dimensional Fund Advisors, Inc.        823,800(14)               7.2%
1299 Ocean Avenue, 11th Fl.
Santa Monica, CA 90401
-------------------------------------------------------------------------------
All Directors and Officers          11,863,723(15)              84.2%
 as a Group (15 Persons)
-------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH FRENCH SUBSIDIARIES

         In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement, the Paul Smith license agreement and the Brosseau license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the
-------------------------------------------------------------------------------

(12) Consists of shares of common stock underlying options. Beneficial ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.

(13) Consists of shares of common stock underlying options.


(14) Information is derived forth in a Schedule 13G dated 2 February 2001 of Dimensional Fund Advisor Inc., which may be deemed to be the beneficial owner of the shares which are owned by its advisory clients. Dimensional Fund Advisor disclaims beneficial ownership of all of the shares.

(15) Consists of 9,396,973 shares held directly, and options to purchase 2,466,750 shares. It also includes 2,435,700 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

Burberry license agreement and the Paul Smith license agreement and the distribution agreement for Ombre Rose fragrances.

REMUNERATION OF COUNSEL

         Joseph A. Caccamo, a director of our company, was a partner of Nason, Yeager, Gerson, White & Lioce, P.A., our prior general counsel. In Fiscal 2000, we paid Mr. Caccamo's prior firm an aggregate of $109,121 in legal fees and for reimbursement of disbursements incurred on our behalf. Also during 2000, Mr. Caccamo received $28,487 as the result of the exercise and sale of shares underlying options granted in Inter Parfums, S.A.

         Commencing 1 February 2001, Mr. Caccamo's joined the law firm of Becker & Poliakoff, P.A., which receives a monthly retainer of $8,000 together with reimbursement for expenses. Mr. Caccamo's firm also receives $1,000 for each board meeting at which he participates.

         On 1 February 1, 2001 in accordance with the terms of our 2000 Nonemployee Stock Option Plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $9.75 per share, the fair market value at the time of grant. He holds this option as nominee for his firm.

 TRANSACTIONS WITH LVMH MOET HENNESSY LOUIS VUITTON S.A.

         ACQUISITION OF COMMON STOCK AND SHAREHOLDERS' AGREEMENT

         In November 1999, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A., purchased an aggregate of 1,273,800 shares of our common stock from management and employees, and increased its beneficial ownership of our common stock to approximately 20.5% of our outstanding shares. Further, in return for LV Capital becoming our strategic partner, LV Capital was granted the right to buy additional shares in order to maintain its percentage ownership upon issuance of shares to third parties, subject to certain exceptions, and was granted demand registrations rights for all of its shares. In addition, LV Capital has agreed to a standstill agreement, which limits the amount of shares of common stock that LV Capital can hold to twenty-five percent (25%) of our outstanding shares.

         CELINE

         In May 2000 we entered into an exclusive worldwide license agreement with Celine, S.A., a division of LVMH Moet Hennessy Louis Vuitton S.A., for the development, manufacturing and distribution of prestige fragrance lines under the Celine brand name. The term of the License Agreement is for eleven (11) years, beginning as of 1 January 2001, with an optional five (5) year renewal term, which is subject to certain minimum sales requirements, advertising expenditures and royalty payments.

         In addition, Inter Parfums, S.A. began distributing Magic, Celine's existing fragrance line, on 1 January 2001. We expect to launch two new fragrance lines by the third quarter of this year.

         CHRISTIAN LACROIX

         In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. The license agreement has an 11 year term, and is subject to certain minimum sales requirements, advertising expenditures and royalty payments.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements annexed hereto                              Page No.

         Independent Auditors' Reports                                    F-1

         Consolidated Balance Sheets as at December 31, 2000
         and December 31, 1999                                            F-3

         Consolidated Statements of Income for the Years
         ended December 31, 2000, December 31, 1999 and
         December 31, 1998                                                F-4

         Consolidated Statements of Changes in Shareholders' Equity
         for the Years ended December 31, 2000, December 31, 1999
         and December 1998                                                F-5

         Consolidated Statements of Cash Flows for the Years ended
         December 31, 2000, December 31, 1999 and December 31, 1998       F-6

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

---------------------

(1) Filed in excised form.

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

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - November 22, 1999):

EXHIBIT NO. AND DESCRIPTION

4.2 Shareholder's Agreement among LV Capital USA, Inc., Jean Mader and Philippe Benacin dated November 22, 1999.

99.1 Stock Purchase Agreement among LV Capital USA, Inc., Jean Madar and Philippe Benacin dated November 22, 1999.

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

EXHIBIT NO. AND DESCRIPTION

3.1.4 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 13, 1999 (listed therein as 3.1(d))

10.73  Burberry Confidential Treatment Agreement dated 8 February, 2000

10.74  Burberry Licence Amendment dated February, 2000 (filed in excised form)

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 18 May 2000):

10.76    Celine License Agreement [in French]- excised.

10.76.1  Celine License Agreement [English translation]- excised.

         The following document heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 23 June 2000):

10.77 Sublicense Agreement for FUBU Fragrances, dated June 22, 2000 - excised.

         The following document heretofore filed with the Commission is incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))

The following documents are filed herewith:

EXHIBIT NO. AND DESCRIPTION

3.1.1 Restated Certificate of Incorporation dated September 3, 1987

3.1.2 Amendment to the Company's Restated Certificate of Incorporation dated July 31, 1992

3.1.3 Amendment to the Company's Restated Certificate of Incorporation dated July 9, 1993

4.19 2000 Nonemployee Director Stock Option Plan

10.78 Revolving Credit Agreement dated June 1, 2000 between HSBC Bank USA and Inter Parfums, Inc.

10.79 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [French Original]

10.79.1 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [English Translation]

10.80 Credit Lyonnais Letter Agreement dated 22 March 2001 - [French Original]

10.80.1 Credit Lyonnais Letter Agreement dated 22 March 2001 - [English Translation]

10.81 Barclays Bank Letter Agreement dated 4 June 1998 - [French Original]

10.81.1 Barclays Bank Letter Agreement dated 4 June 1998 - [English Translation]

10.82 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [French Original]

10.82.1 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [English Translation]

10.83 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [French Original]

10.83.1 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [English Translation]

10.84 Banque Worms Letter Agreement dated 22 December 1997 - [French Original]

10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]

10.85 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [French Original]

10.85.1 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [English Translation]

21 List of Subsidiaries

(b) Reports on Form 8-K: None.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Inter Parfums, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated subsidiaries of the Company, which statements reflect total assets and net sales constituting 68% and 69% for 2000 and 66% and 69% for 1999 and net sales constituting 66% for 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included Schedule II for each of the years in the three-year period ended December 31, 2000. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulations of the Securities and Exchange Commission.

Richard A. Eisner & Company, LLP

New York, New York
February 28, 2001

With respect to accounts for foreign subsidiaries
March 19, 2001

                  INTER PARFUMS HOLDING, S.A. AND SUBSIDIARIES
                  --------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Inter Parfums Holding S.A. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Inter Parfums Holding S.A. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

                        Paris La DeFense, March 19, 2001

                      Cabinet Cauvin, Angleys, Saint-Pierre

                                  International

                                Rene Amirkhanian

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

                                                               DECEMBER 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                               $ 27,599    $ 24,936
   Marketable securities (Note B)                                         4,424
   Accounts receivable, net of allowances of $2,067
      and $2,095 in 2000 and 1999, respectively              30,844      26,033
   Inventories (Notes A and C)                               25,340      19,450
   Receivables, other                                           497         875
   Other                                                      1,808       1,169
   Deferred tax benefit (Note K)                                435         858
                                                           --------    --------

        Total current assets                                 86,523      77,745

Equipment and leasehold improvements, net (Notes A and D)     3,162       3,126
Other assets                                                    347         508
Trademarks and licenses, net (Notes A, E and L)               4,539       5,844
                                                           --------    --------

                                                           $ 94,571    $ 87,223
                                                           ========    ========

LIABILITIES
Current liabilities:
   Loans payable - banks (Note F)                          $  2,542    $    787
   Accounts payable                                          18,224      18,449
   Accrued expenses                                           6,961       4,351
   Income taxes payable                                       1,108         768
                                                           --------    --------

        Total current liabilities                            28,835      24,355
                                                           --------    --------

Deferred tax liability (Note K)                                 684         988
                                                           --------    --------

Long-term debt (Note G)                                       1,417       1,531
                                                           --------    --------

Minority interest                                             8,574       7,988
                                                           --------    --------

Commitments and contingencies (Notes H and L)

SHAREHOLDERS' EQUITY (Notes I and L)

Preferred stock, $.001 par value; authorized
    1,000,000 shares;  none issued
Common stock, $.001 par value; authorized
    30,000,000 shares; outstanding 11,676,277 and
    11,832,721 shares in 2000 and 1999, respectively             12          12
Additional paid-in capital                                   27,728      26,518
Retained earnings                                            58,669      52,080
Accumulated other comprehensive income                       (6,574)     (4,290)
Treasury stock, at cost 5,736,405 and 5,392,805 shares
   in 2000 and 1999, respectively                           (24,774)    (21,959)
                                                           --------    --------

        Total shareholders' equity                           55,061      52,361
                                                           --------    --------

                                                           $ 94,571    $ 87,223
                                                           ========    ========


SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)


                                                                  YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          2000            1999             1998
                                                      ------------    ------------    ------------
Net sales                                             $    101,582    $     87,140    $     89,388
Cost of sales                                               51,873          45,325          47,417
                                                      ------------    ------------    ------------

Gross margin                                                49,709          41,815          41,971

Selling, general and administrative                         37,509          31,965          32,944
Litigation expense                                             556
                                                      ------------    ------------    ------------

Income from operations                                      11,644           9,850           9,027
                                                      ------------    ------------    ------------

Other charges (income):
   Interest                                                    363             344             471
   Loss on foreign currency                                    185             190             139
   Interest income                                          (1,065)           (687)           (788)
   Realized (gain) on sale of marketable securities         (1,396)
   Loss on sale of stock of subsidiary                          18             135              41
                                                      ------------    ------------    ------------

                                                            (1,895)            (18)           (137)
                                                      ------------    ------------    ------------

Income before income taxes                                  13,539           9,868           9,164
Income taxes                                                 5,631           3,978           3,598
                                                      ------------    ------------    ------------

Income before minority interest                              7,908           5,890           5,566
Minority interest in net income of
   consolidated subsidiary                                   1,319           1,062             953
                                                      ------------    ------------    ------------

NET INCOME                                            $      6,589    $      4,828    $      4,613
                                                      ============    ============    ============

NET INCOME PER SHARE:
   BASIC                                              $       0.56    $       0.43    $       0.35
   DILUTED                                            $       0.51    $       0.40    $       0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   BASIC                                                11,726,737      11,387,885      13,060,935
   DILUTED                                              13,000,432      12,155,226      13,348,208


SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands except share data)

                                                          COMMON STOCK       ADDITIONAL
                                                    ---------------------     PAID-IN          RETAINED      COMPREHENSIVE
                                                       SHARES      AMOUNT     CAPITAL          EARNINGS          INCOME
                                                    ------------   ------    ------------    ------------    ------------
BALANCE - JANUARY 1, 1998                             13,294,171    $  13    $     20,682    $     42,730
Comprehensive income:
   Net income                                                                                       4,613    $      4,613
   Foreign currency translation adjustments                                                                         1,557
                                                                                                             ------------
Total comprehensive income                                                                                   $      6,170
                                                                                                             ============
Shares issued upon exercise of stock options              11,250        1              44
Purchased treasury shares                               (611,250)      (1)
                                                    ------------    -----    ------------    ------------

BALANCE - DECEMBER 31, 1998                           12,694,171       13          20,726          47,343
Comprehensive income:
   Net income                                                                                       4,828    $      4,828
   Foreign currency translation adjustments                                                                        (3,870)
   Unrealized gain on marketable securities                                                                           392
                                                                                                             ------------
Total comprehensive income                                                                                   $      1,350
                                                                                                             ============
Shares issued upon exercise of stock options
   (including income tax benefit)                        956,550        1           5,792
Purchased treasury shares                             (1,818,000)      (2)
Dividends paid                                                                                        (91)
                                                    ------------    -----    ------------    ------------

BALANCE - DECEMBER 31, 1999                           11,832,721       12          26,518          52,080
Comprehensive income:
   Net income                                                                                       6,589    $      6,589
   Foreign currency translation adjustments                                                                        (1,892)
   Reclassification adjustment for gains realized
      in net income                                                                                                  (392)
                                                                                                             ------------
Total comprehensive income                                                                                   $      4,305
                                                                                                             ============
Shares issued upon exercise of stock options
   (including income tax benefit)                        187,156                    1,210
Purchased treasury shares                               (343,600)


                                                    ------------    -----    ------------    ------------
BALANCE - DECEMBER 31, 2000                           11,676,277    $  12    $     27,728    $     58,669
                                                    ============    =====    ============    ============

     ACCUMULATED
       OTHER
    COMPREHENSIVE     TREASURY
       INCOME          STOCK          TOTAL
    ------------    ------------    ------------
   $     (2,369)   $    (10,862)   $     50,194

                                          4,613
          1,557                           1,557



                                             45
                         (2,727)         (2,728)
    ------------    ------------    ------------

           (812)        (13,589)         53,681

                                          4,828
        (3,870)                          (3,870)
           392                              392




                                          5,793
                         (8,370)         (8,372)
                                            (91)
   ------------    ------------    ------------

         (4,290)        (21,959)         52,361

                                          6,589
         (1,892)                         (1,892)

           (392)                           (392)




                                          1,210
                         (2,815)         (2,815)
   ------------    ------------    ------------
   $     (6,574)   $    (24,774)   $     55,061
   ============    ============    ============

SEE NOTES TO FINANCIAL STATEMENTS
                                                                             F-5

INTER PARFUMS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2000        1999        1998
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  6,589    $  4,828    $  4,613
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                   2,362       2,415       1,401
        Realized (gain) on sale of marketable securities               (1,396)
        Loss on sale of stock of subsidiary                                18         135          41
        Minority interest in net income of consolidated subsidiary      1,319       1,062         953
        Deferred tax (benefit) provision                                  476        (438)        165
        Changes in:
           Accounts receivable                                         (6,173)       (886)       (272)
           Inventories                                                 (6,872)        354         632
           Other assets                                                  (252)        (66)       (144)
           Accounts payable and accrued expenses                        3,753       6,873        (449)
           Income taxes payable                                           412      (1,719)        419
                                                                     --------    --------    --------

              Net cash provided by operating activities                   236      12,558       7,359
                                                                     --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                    (1,580)     (1,407)     (1,604)
   Cash portion of trademark and license acquisitions                                (337)        (27)
   Purchase of marketable securities                                   (3,671)     (3,792)
   Proceeds from sale of marketable securities                          8,325
                                                                     --------    --------    --------

              Net cash provided by (used in) investing activities       3,074      (5,536)     (1,631)
                                                                     --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in loans payable - banks                         1,788      (2,997)        888
   Proceeds from issuance of long-term debt                                         1,624
   Proceeds from sale of stock of subsidiary                               67         214          60
   Purchase of treasury stock                                          (2,815)     (8,371)     (2,728)
   Proceeds from exercise of options and warrants                       1,210       5,793          44
   Dividends paid                                                        (135)        (91)
                                                                     --------    --------    --------

              Net cash provided by (used in) financing activities         115      (3,828)     (1,736)
                                                                     --------    --------    --------

Effect of exchange rate changes on cash                                  (762)     (1,614)        642
                                                                     --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,663       1,580       4,634
Cash and cash equivalents - beginning of year                          24,936      23,356      18,722
                                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $ 27,599    $ 24,936    $ 23,356
                                                                     ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest                                                      $    404    $    330    $    560
       Income taxes                                                  $  2,683    $  4,331    $  3,028

SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]  BUSINESS OF THE COMPANY:

     The Company is a manufacturer and distributor of prestige brand name fragrances and mass market fragrances and cosmetics.

[2]  BASIS OF PREPARATION:

     The consolidated financial statements include the accounts of Inter Parfums, Inc. and its domestic and foreign subsidiaries (the "Company") including a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  FINANCIAL INSTRUMENTS: (CONTINUED)

     The Company occasionally enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses of foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitment. At December 31, 2000, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $9,000. The currencies included in these contracts are principally the United States dollar and the British pound.

[7]  EURO CONVERSION:

     In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency (the "Euro"). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002. The introduction of the Euro and the phasing out of the other currencies should not have a material impact on the presentation of data in the Company's consolidated financial statements.

[8]  INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market.

[9]  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method and the declining-balance method over the estimated useful asset lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] STOCK-BASED COMPENSATION:

     The provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allow companies to either expense the estimated fair value of employee stock options or to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net income had the fair value of the option been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[14] EARNINGS PER SHARE:

     Basic earnings per share are computed using the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

[15] RECENT ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board has issued a new standard. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 2000, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS 133 will not be material to the Company's financial statements.

NOTE B - MARKETABLE SECURITIES

Marketable securities represent equity securities classified as available-for-sale. At December 31, 1999, such securities had a cost of $3,792 and a gross unrealized gain of $850 ($392 net of taxes of $341 and minority interest of $117), respectively. During the year ended December 31, 2000 all marketable securities were sold and a gain of $1,396 was realized. For the year ended December 31, 1999, there were no sales of marketable securities and, therefore, no gains or losses were realized.

NOTE C - INVENTORIES

                                                           DECEMBER 31,
                                                        -----------------
                                                          2000      1999
                                                        -------   -------
     Raw materials and component parts                  $ 8,775   $ 8,239
     Finished goods                                      16,565    11,211
                                                        -------   -------

                                                        $25,340   $19,450
                                                        =======   =======

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                                                             DECEMBER 31,
                                                           ---------------
                                                             2000     1999
                                                           ------   ------

     Equipment                                             $7,998   $6,667
     Leasehold improvements                                   382      383
                                                           ------   ------

                                                            8,380    7,050
     Less accumulated depreciation and amortization         5,218    3,924
                                                           ------   ------

                                                           $3,162   $3,126
                                                           ======   ======


NOTE E - TRADEMARKS AND LICENSES

                                                             DECEMBER 31,
                                                           ---------------
                                                             2000     1999
                                                           ------   ------
     Trademarks                                            $6,628   $7,013
     Licenses                                               2,577    2,786
                                                           ------   ------

                                                            9,205    9,799
     Less accumulated amortization                          4,666    3,955
                                                           ------   ------

                                                           $4,539   $5,844
                                                           ======   ======


NOTE F - LOANS PAYABLE - BANKS

     Loans payable-bank represent borrowings by the Company's foreign subsidiaries under several bank overdraft facilities bearing interest at 0.6% above the EURIBOR rate (4.9% and 3.3% at December 31, 2000 and 1999, respectively). Outstanding amounts totaled $2,542 and $787 at December 31, 2000 and 1999, respectively.


NOTE G - LONG-TERM DEBT

As of December 31, 2000 and 1999, long-term debt represents borrowings by a foreign subsidiary of $1,417 and $1,531, respectively, due in 2004. The debt agreement requires interest payable monthly at 4.56%, however, the Company entered into a Swap agreement with the bank effectively converting the interest to a variable rate equal to the EURIBOR rate (4.9% at December 31, 2000).

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE H - COMMITMENTS

[1]  LEASES:

     The Company leases its office and warehouse facilities under operating leases expiring through 2004. Rental expense amounted to $1,263 in 2000, $1,159 in 1999 and $1,167 in 1998. Minimum future rental payments are as follows:

          2001                                              $    1,254
          2002                                                   1,133
          2003                                                     739
          2004                                                     181
                                                            ----------

                                                            $    3,307
                                                            ==========

[2]   LICENSE AGREEMENTS:

      The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

          2001                                              $    1,991
          2002                                                   2,362
          2003                                                   2,843
          2004                                                   4,091
          2005                                                   4,366
          Thereafter                                            13,454
                                                            ----------

                                                            $   29,107
                                                            ==========

NOTE I - SHAREHOLDERS' EQUITY

[1]  COMMON STOCK SPLIT:

     On April 27, 2000, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on June 15, 2000 to shareholders of record as of June 1, 2000. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

[2]  ISSUANCE OF COMMON STOCK OF SUBSIDIARY:

     During 1999, holders of the remaining $200 of convertible debt, originally issued in 1994 by Inter Parfums, S.A., a subsidiary of the Company, converted their investment into 18,309 shares of capital stock of Inter Parfums, S.A. and employees exercising stock options were issued 34,041 shares of capital stock of Inter Parfums, S.A. As a result of such issuances, the Company's percentage ownership of Inter Parfums, S.A. decreased from approximately 79% to 78% as of December 31, 1999.

     During 2000, an additional 5,918 shares of capital stock of Inter Parfums, S.A. were issued as a result of employees exercising stock options. At December 31, 2000, the Company's percentage ownership of Inter Parfums, S.A. was approximately 78%.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE I - SHAREHOLDERS' EQUITY  (CONTINUED)

[2]  ISSUANCE OF COMMON STOCK OF SUBSIDIARY: (CONTINUED)

     The difference between the Company's share of the issuance or conversion proceeds and the carrying amount of the portion of the Company's investment sold is reflected as a gain or loss in the consolidated statements of income. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

[3]  STOCK OPTION PLANS:

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income in 2000, 1999 and 1998 would have been approximately $6.5, $4.2 and $4.3 million, or $0.50, $0.34 and $0.32 per diluted share, respectively. The weighted average fair values of the options granted during 2000, 1999 and 1998 are estimated as $1.93, $1.52 and $1.64 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rates at the date of grant, 5.88% in 2000, 5.18% in 1999 and 5.40% in 1998, and an expected life of the option of two years.

     A summary of the Company's stock option activity, and related information follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                            2000                        1999                       1998
                                                   ----------------------      ----------------------      ----------------------
                                                                 WEIGHTED                    WEIGHTED                    WEIGHTED
                                                                 AVERAGE                      AVERAGE                    AVERAGE
                                                                 EXERCISE                    EXERCISE                    EXERCISE
                                                    OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                                   ---------       -----       ---------       -----       ---------       -----
     Shares under option - beginning of year       2,651,325       $4.09       2,638,800       $4.37       2,513,700       $4.39
     Options granted                                 113,875        7.12       1,099,500        3.85         562,575        4.53
     Options exercised                              (187,125)       5.38        (956,550)       4.45         (11,250)       3.89
     Options cancelled                               (11,125)       5.61        (130,425)       5.06        (426,225)       4.75
                                                   ---------                   ---------                   ---------

     Shares under options - end of year            2,566,950        4.12       2,651,325        4.09       2,638,800        4.37
                                                   =========                   =========                   =========

     Exercise prices for options outstanding as of December 31, 2000 ranged from $3.79 to $8.69. The weighted average remaining contractual life of those options is three and a half years.

     At December 31, 2000 options for 627,336 shares were available for future grant under the plans.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE I - SHAREHOLDERS' EQUITY  (CONTINUED)

[4]  TREASURY STOCK:

     The Board of Directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2000, the Company is authorized to purchase an additional 474,600 treasury shares.

NOTE J - GEOGRAPHIC AREAS

Information on the Company's operations by geographical areas is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               2000         1999         1998
                                            ---------    ---------    ---------
     Net sales:
        United States                       $  31,268    $  26,826    $  30,068
        Europe                                 70,434       60,414       58,875
        South America                                                       811
        Eliminations                             (120)        (100)        (366)
                                            ---------    ---------    ---------

                                            $ 101,582    $  87,140    $  89,388
                                            =========    =========    =========

     Net income:
        United States                       $   1,977    $   1,140    $   1,503
        Europe                                  4,616        3,788        3,609
        South America                              (4)        (100)        (530)
        Eliminations                                                         31
                                            ---------    ---------    ---------

                                            $   6,589    $   4,828    $   4,613
                                            =========    =========    =========

     Depreciation and amortization expense:
        United States                       $     632    $     595    $     531
        Europe                                  1,730        1,819          864
        South America                                            1            6
                                            ---------    ---------    ---------

                                            $   2,362    $   2,415    $   1,401
                                            =========    =========    =========

     Interest income:
        United States                       $     647    $     408    $     376
        Europe                                    418          279          409
        South America                                                         3
                                            ---------    ---------    ---------

                                            $   1,065    $     687    $     788
                                            =========    =========    =========

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE J - GEOGRAPHIC AREAS  (CONTINUED)

                                               YEAR ENDED DECEMBER 31,
                                          --------------------------------
                                            2000        1999        1998
                                          --------    --------    --------
     Interest expense:
        United States                     $     38    $     59    $     50
        Europe                                 325         274         377
        South America                                       11          44
                                          --------    --------    --------

                                          $    363    $    344    $    471
                                          ========    ========    ========

     Total assets:
        United States                     $ 39,455    $ 39,417    $ 41,330
        Europe                              64,455      57,677      55,893
        South America                                       16         619
        Eliminations                        (9,028)     (9,887)    (10,103)
                                          --------    --------    --------

                                          $ 94,882    $ 87,223    $ 87,739
                                          ========    ========    ========

     Additions to long-lived assets:
        United States                     $     86    $    101    $    455
        Europe                               1,494       1,643       1,165
        South America                                                   11
                                          --------    --------    --------

                                          $  1,580    $  1,744    $  1,631
                                          ========    ========    ========

     Total long-lived assets:
        United States                     $  1,973    $  2,519    $  3,012
        Europe                               5,728       6,451       7,686
        South America                                                    1
                                          --------    --------    --------

                                          $  7,701    $  8,970    $ 10,699
                                          ========    ========    ========

United States export sales were approximately $11,000, $9,200 and $10,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Consolidated net sales for the year ended December 31, 2000 by region is as follows:

        North America                           32%
        Western Europe                          30%
        Central and South America               12%
        Middle East                              9%
        Asia                                     9%
        Eastern Europe                           7%
        Other                                    1%

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE K - INCOME TAXES

The components of income before income taxes consist of the following:

                                                YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                            2000         1999         1998
                                          -------      -------      -------
     U.S. operations                      $ 3,096      $ 1,750      $ 2,304
     Foreign operations                    10,443        8,118        6,806
     Eliminations                                                        54
                                          -------      -------      -------

                                          $13,539      $ 9,868      $ 9,164
                                          =======      =======      =======

The provision for current and deferred income tax expense (benefit) consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                         ---------------------------------
                                          2000         1999         1998
                                         -------      -------      -------
     Current:
       Federal                           $   796      $   311      $   344
       State and local                       170          142          105
       Foreign                             4,189        3,963        2,984
                                         -------      -------      -------

                                           5,155        4,416        3,433
                                         -------      -------      -------

     Deferred:
       Federal                               172          142          283
       State and local                       (19)          16           70
       Foreign                               323         (596)        (188)
                                         -------      -------      -------

                                             476         (438)         165
                                         -------      -------      -------

     Total income tax expense            $ 5,631      $ 3,978      $ 3,598
                                         =======      =======      =======

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 2000, the deferred tax assets consist of approximately $564 relating to accounts receivable and inventory writedowns which are not currently deductible for tax purposes, foreign net operating loss carryforwards and the difference between the book basis and tax basis of fixed assets. At December 31, 2000, the deferred tax liability of $684 relates primarily to the difference between the book basis and tax basis of intangible assets and certain foreign production equipment.

The Company has provided a valuation allowance of $129, representing the full amount of the deferred tax assets arising from foreign net operating loss carryforwards. No allowance has been provided on the balance of the Company's deferred tax assets, as management believes that it is more likely than not that the asset will be realized in reduction of future taxable income.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE K - INCOME TAXES  (CONTINUED)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      2000     1999     1998
                                                     -----    -----    -----
     Statutory rates                                  34.0%    34.0%    34.0%
     State and local taxes, net of federal benefit     0.7      1.1      1.3
     Effect of foreign taxes in excess of U.S.
        statutory rates                                6.9      5.2      4.0
                                                     -----    -----    -----

     Effective rates                                  41.6%    40.3%    39.3%
                                                     =====    =====    =====

NOTE L - OTHER MATTERS

[1] As previously reported, Inter Parfums, S.A., the Company's majority owned French subsidiary, is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. The licensor has claimed damages of approximately $7,000 and is seeking termination of the license agreement.

     In October 1999, Inter Parfums S.A. received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600 to Brosseau, and which directed Inter Parfums, S.A. to turn over its license to Brosseau within six months.

     Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. The payment of the judgment has been stayed, and Inter Parfums, S.A. was allowed to operate under the license agreement during the appeal process.

     In June 2000, the president of the Court of Appeal granted a petition filed by Brosseau regarding ongoing payments for royalties due to Brousseau. In the same interlocutory judgment, the president of the Court of Appeal rejected Inter Parfums, S.A.'s request for the appointment of a new judicial expert. Such request was made to refute the findings of the judicial expert originally appointed by the Commercial Court, which resulted in the $600 judgment against Inter Parfums, S.A. As a result of these further developments, Inter Parfums, S.A. and its special litigation counsel consider it likely that the judgment will be sustained and therefore, in June 2000, has taken a charge against earnings for $600, the full amount of the judgment.

     In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $142 as an advance for damages claimed by Brosseau.

     Inter Parfums, S.A. is continuing its appeal as it still denies the claims of Brosseau. Management does not believe that such litigation will have any further material adverse effect on the financial condition or operations of the Company. As of December 31, 2000 the Company has fully reserved the unamortized portion of the license agreement.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


NOTE L - OTHER MATTERS  (CONTINUED)

[2] Inter Parfums, S.A. is the subject of tax audits commenced by the French Tax Authorities. Assessments have been issued aggregating $2,300. Inter Parfums, S.A. is contesting these assessments. Management and its tax consultants believe they have sound arguments to support their position and that the majority of these assessments will be reversed, and therefore, will not have a material adverse effect on the financial condition or operations of the Company. The Company has reserves of approximately $760, which it presently believes will be its ultimate exposure.

[3] On November 22, 1999, the Chief Executive Officer and the President of the Company entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A. ("LVMH"). In accordance with the terms of the Stock Purchase Agreement, LV Capital purchased an aggregate of 1,273,800 shares of Common Stock of the Company at $8.00 per share, as follows: 390,000 shares (inclusive of 75,000 shares acquired upon exercise of an outstanding stock option) from each of the Chief Executive Officer and the President of the Company, and an aggregate of 493,800 shares (inclusive of 318,300 shares issued upon exercise of outstanding stock options) from management and employees. As the result of such transaction, the Company received proceeds of approximately $4,200 as the result of the exercise of the outstanding stock options.

     In addition, in return for LV Capital becoming a strategic partner of the Company, LV Capital is to be granted the right to maintain its percentage ownership of the outstanding shares of Common Stock, by receiving an option to purchase shares of the Company's common stock for cash upon issuance of shares to any party other than LV Capital at the price paid by the purchaser, subject to certain exceptions such as the exercise of stock options previously granted and the grant of new stock options up to a certain limit. LVMH was also granted demand registration rights for all shares of common stock it holds. Finally, LV Capital has agreed to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to 25% of the outstanding shares of common stock of the Company.

     In March 1999 and May 2000, the Company entered into two Eleven Year License Agreements with Christian Lacroix Company and Celine S.A., divisions of LVMH, respectively. Both agreements have minimum sales and advertising requirements and require the Company to pay royalties as are customary in the industry.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(in thousands except share and per share data)


SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                             COLUMN A                     COLUMN B               COLUMN C                   COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  ADDITIONS
                                                                         -----------------------------
                                                             BALANCE         (1)              (2)
                                                                         -----------------------------
                                                               AT                          CHARGED TO                       BALANCE
                                                            BEGINNING     CHARGED TO         OTHER                             AT
                                                               OF         COSTS AND        ACCOUNTS -     DEDUCTIONS -       END OF
                            DESCRIPTION                      PERIOD        EXPENSES         DESCRIBE        DESCRIBE         PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
    Allowances for sales returns and doubtful accounts      $ 2,095        $669          $(119) (b)         $   578   (a)   $ 2,067
                                                            =======        ====          ==========         =======         =======
Year ended December 31, 1999:
    Allowances for sales returns and doubtful accounts      $ 2,432        $988          $(243) (b)         $ 1,082   (a)   $ 2,095
                                                            =======        ====          =====              =======         =======
Year ended December 31, 1998:
    Allowances for sales returns and doubtful accounts      $ 2,995        $1,597                           $ 2,160   (a)   $ 2,432
                                                            =======        ======                           =======         =======


(a)  Write off of bad debts and sales returns.

(b)  Foreign currency translation adjustment.


SEE NOTES TO FINANCIAL STATEMENTS

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Inter Parfums, Inc.
                                    By: /s/ Jean Madar
                                        ---------------
                                    Jean Madar, Chief Executive Officer

                                    Date: 23 March 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURE                                TITLE                                  DATE
--------------------------------------------------------------------------------------------------------------------
                                         Chairman  of the  Board of  Directors  23 March 2001
/s/ Jean Madar                           and Chief Executive Officer
-------------------------
Jean Madar
--------------------------------------------------------------------------------------------------------------------
                                         Chief    Financial   and   Accounting  23 March 2001
/s/ Russell Greenberg                    Officer and  Director
-------------------------
Russell Greenberg
--------------------------------------------------------------------------------------------------------------------
/s/ Philippe Benacin                     Director                               27 March 2001
-------------------------
Philippe Benacin
--------------------------------------------------------------------------------------------------------------------
                                         Director                               21 March 2001
/s/ Francois Heilbronn
-------------------------
Francois Heilbronn
--------------------------------------------------------------------------------------------------------------------
                                         Director                               26 March 2001
/s/ Joseph A. Caccamo
-------------------------
Joseph A. Caccamo
--------------------------------------------------------------------------------------------------------------------
                                         Director                               21 March 2001
/s/ Jean Levy
-------------------------
Jean Levy
--------------------------------------------------------------------------------------------------------------------
                                         Director                               21 March 2001
/s/ Robert Bensoussan-Torres
-------------------------
Robert Bensoussan-Torres
--------------------------------------------------------------------------------------------------------------------
/s/ Daniel Piette                        Director                               27 March 2001
------------------------
Daniel Piette
--------------------------------------------------------------------------------------------------------------------
/s/ Jean Cailliau                        Director                               27 March 2001
------------------------
Jean Cailliau
--------------------------------------------------------------------------------------------------------------------
/s/ Philippe Santi                       Director                               27 March 2001
----------------------
Philippe Santi
--------------------------------------------------------------------------------------------------------------------
                                         Director                               __ March 2001
----------------------
Serge Rosinoer
--------------------------------------------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                EXHIBIT INDEX TO
                               REPORT ON FORM 10-K

(Mark one)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2000 or

//       Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to        .
         --------------

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


-----------------
(1) Filed in excised form.

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

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - November 22, 1999):

Exhibit No. and Description

4.2 Shareholder's Agreement among LV Capital USA, Inc., Jean Mader and Philippe Benacin dated November 22, 1999.

99.1 Stock Purchase Agreement among LV Capital USA, Inc., Jean Madar and Philippe Benacin dated November 22, 1999.

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

EXHIBIT NO. AND DESCRIPTION

3.1.4 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 13, 1999 (listed therein as 3.1(d))

10.73  Burberry Confidential Treatment Agreement dated 8 February, 2000

10.74  Burberry Licence Amendment dated February, 2000 (filed in excised form)

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 18 May 2000):

10.76    Celine License Agreement [in French]- excised.

10.76.1  Celine License Agreement [English translation]- excised.

         The following document heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 23 June 2000):

10.77 Sublicense Agreement for FUBU Fragrances, dated June 22, 2000 - excised.


         The following document heretofore filed with the Commission is incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))

The following documents are filed herewith:

Exhibit No. and Description

3.1.1 Restated Certificate of Incorporation dated September 3, 1987

3.1.2 Amendment to the Company's Restated Certificate of Incorporation dated July 31, 1992

3.1.3 Amendment to the Company's Restated Certificate of Incorporation dated July 9, 1993

4.19 2000 Nonemployee Director Stock Option Plan

10.78 Revolving Credit Agreement dated June 1, 2000 between HSBC Bank USA and Inter Parfums, Inc.

10.79 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [French Original]

10.79.1 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [English Translation]

10.80 Credit Lyonnais Letter Agreement dated 22 March 2001 - [French Original]

10.80.1 Credit Lyonnais Letter Agreement dated 22 March 2001 - [English Translation]

10.81 Barclays Bank Letter Agreement dated 4 June 1998 - [French Original]

10.81.1 Barclays Bank Letter Agreement dated 4 June 1998 - [English Translation]

10.82 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [French Original]

10.82.1 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [English Translation]

10.83 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [French Original]

10.83.1 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [English Translation]

10.84 Banque Worms Letter Agreement dated 22 December 1997 - [French Original]

10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]

10.85 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [French Original]

10.85.1 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [English Translation]

21 List of Subsidiaries