Form 10-Q
period 2001-03-31
INTER PARFUMS INC
filed 2001-05-11
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to
         ________.


                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                             13-3275609
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                   551 Fifth Avenue, New York, New York 10176
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 983-2640
               ---------------------------------------------------
               (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 7, 2001 there were 11,630,777 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                 Page Number

Part I.   Financial Information

         Item 1. Financial Statements                                  1

             Consolidated Balance Sheets as
             of March 31, 2001 (unaudited)
             and December 31, 2000 (audited)                           2

             Consolidated Statements of
             Income for the Three Months
             Ended March 31, 2001 (unaudited)
             and March 31, 2000 (unaudited)                            3

             Consolidated Statements of
             Cash Flows for the
             Three Months Ended
             March 31, 2001 (unaudited) and
             March 31, 2000 (unaudited)                                4

             Notes to Unaudited Financial
             Statements                                                5

         Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                 7

         Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                        11

Part II.   Other Information                                          12

Signatures                                                            12

                      INTER PARFUMS, INC. AND SUBSIDIARIES



Part I.  Financial Information

Item 1.   Financial Statements

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in the Company's annual report filed on Form 10-K.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   March 31,      December 31,
                                                     2001            2000
                                                 ---------------  ------------

CURRENT ASSETS:
 Cash and cash equivalents                         $30,176,813    $27,598,771
 Accounts receivable, net                           30,054,557     30,844,146
 Inventories                                        28,645,389     25,340,440
 Receivables, other                                    370,249        496,663
 Other                                               1,427,341      1,807,680
 Deferred tax benefit                                  546,803        435,211
                                                 -------------   -------------

      Total current assets                          91,221,152     86,522,911

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            3,157,972      3,162,177

OTHER ASSETS                                           312,150        347,324

INTANGIBLE ASSETS, NET                               4,270,312      4,538,663
                                                 -------------   -------------

                                                 $  98,961,586   $ 94,571,075
                                                 =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loans payable, banks                               $2,049,933     $2,542,286
 Accounts payable                                   23,218,214     18,223,812
 Accrued expenses                                    7,353,823      6,961,322
 Income taxes payable                                  859,901      1,107,968
                                                 -------------   -------------
      Total current liabilities                     33,481,871     28,835,388
                                                 -------------   --------------
DEFERRED TAXES PAYABLE                                 650,202        684,304
                                                 -------------   -------------
LONG-TERM DEBT, LESS CURRENT PORTION                 1,345,895      1,416,631
                                                 -------------   -------------
MINORITY INTERESTS                                   8,507,806      8,573,594
                                                 -------------   -------------

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par; authorized
  30,000,000 shares; outstanding 11,630,777
  and 11,676,277 shares at March 31, 2001 and
  December 31, 2000, respectively                       11,631         11,676
 Additional paid-in capital                         27,729,177     27,729,177
 Retained earnings                                  60,699,071     58,667,619
 Accumulated other comprehensive income             (8,280,015)    (6,573,513)
 Treasury stock, at cost, 5,781,905 and
  5,736,405 shares at March 31, 2001 and
  December 31, 2000, respectively                  (25,184,052)   (24,773,801)
                                                 -------------   -------------
                                                    54,975,812     55,061,158
                                                 -------------   -------------
                                                   $98,961,586    $94,571,075
                                                 =============   =============


See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                              Three Months Ended
                                                  March 31,
                                             2001         2000
                                         -----------   ----------


NET SALES                                 31,043,176   22,168,514

COST OF SALES                             15,429,058   12,244,820
                                         -----------   ----------

GROSS MARGIN                              15,614,119    9,923,694

SELLING, GENERAL AND ADMINISTRATIVE       11,869,694    7,466,092
                                         -----------   ----------

INCOME FROM OPERATIONS                     3,744,425    2,457,602
                                         -----------   ----------

OTHER CHARGES (INCOME):
   Interest                                   49,612       57,905
   Loss on foreign currency                   52,076       39,157
   Interest and dividend (income)           (282,537)    (227,988)
   Realized (gain) on sale of investments                (500,151)
                                         -----------   ----------

                                            (180,849)    (631,077)
                                         -----------   ----------

INCOME BEFORE INCOME TAXES                 3,925,274    3,088,679

INCOME TAXES                               1,454,413    1,413,329
                                         -----------   ----------

NET INCOME BEFORE MINORITY INTEREST        2,470,861    1,675,350

MINORITY INTEREST IN NET INCOME
 OF CONSOLIDATED SUBSIDIARY                  439,409      253,012
                                         -----------   ----------

NET INCOME                                $2,031,452   $1,422,338
                                         ===========   ==========

NET INCOME PER COMMON SHARE:
 BASIC                                         $0.17        $0.12
 DILUTED                                       $0.16        $0.11
                                         ===========  ===========


NUMBER OF COMMON SHARES OUTSTANDING:
 BASIC                                    11,632,010   11,767,250
 DILUTED                                  13,093,290   12,925,178
                                         ===========  ===========



See notes to financial statements.
                                     Page 3

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three months ended
                                                                March 31,
                                                            2001          2000
                                                      -----------  ------------
OPERATING ACTIVITIES:
 Net income                                            $2,031,452    $1,422,338
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                            417,554       453,199
 Minority interest in net income                          439,409       253,012
 Increase (decrease) in cash from changes in:
 Accounts receivable                                     (457,531)      289,762
 Inventories                                           (4,489,260)   (4,283,806)
 Other assets                                             467,254      (285,547)
 Accounts payable and accrued expenses                  6,314,603     2,324,156
 Income taxes payable                                    (211,594)      182,805
                                                      -----------   -----------

Net cash provided by operating activites                4,511,888       355,919
                                                      -----------   -----------

INVESTING ACTIVITIES:
  Purchase of equipment and leasehold improvements       (425,460)     (850,681)
  Trademark and license acquisitions                                       (950)
  Proceeds from sale of marketable securities                         1,060,843
                                                      -----------   -----------
  Net cash provided by (used in) investing
   activities                                            (425,460)      209,212
                                                      -----------   -----------
FINANCING ACTIVITIES:
  Increase (decrease) in loan payable, bank              (382,125)    2,242,922
  Proceeds from exercise of stock options                                57,500
  Purchases of treasury stock                            (410,296)     (682,092)
                                                      -----------   -----------
  Net cash provided by (used in) financing
   activities                                            (792,421)    1,618,330
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (715,965)     (592,226)
                                                      -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                   2,578,042     1,591,235

Cash and cash equivalents at beginning of period       27,598,771    24,936,361
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $30,176,813   $26,527,596
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
   Interest                                               $51,000       $60,000
   Income taxes                                         1,666,000       550,000




See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2000.

2. COMPREHENSIVE INCOME:




                                                           Three months ended          Three months ended
                                                             March 31, 2001              March 31, 2000
                                                           ------------------          -------------------
Comprehensive income:
   Net income                                                    $ 2,031,452                  $ 1,422,338
 Other comprehensive income, net of tax:
 Foreign currency
    translation adjustment                                        (1,508,656)                  (1,274,725)
 Cumulative effect of adopting SFAS 133
    as of January 1, 2001                                            274,201
 Gains on derivatives reclassified
    into earnings                                                   (274,201)
 Change in fair value of derivatives                                (197,846)
 Unrealized gains on securities:
    Unrealized holding gains arising
       during period                                                                              760,340
    Less: reclassification adjustment for
       gains realized in net income                                                              (223,859)
                                                                 $  $324,950                     $684,094
Comprehensive income                                             ===========                   ==========


3. GEOGRAPHIC AREAS:

         Segment information related to domestic and foreign operations is as follows:






                                 Three months ended             Three months ended
                                     March 31, 2001                 March 31, 2000
                                 ------------------             ------------------
  Net sales:
     United States                    $   7,949,112                 $  8,043,092
     Europe                              23,129,064                   14,155,422
     Eliminations                           (35,000)                     (30,000)
                                      -------------                 ------------
                                      $  31,043,176                 $ 22,168,514
                                      =============                 ============


  Net Income:
     United States                    $     512,944                 $    569,543
     Europe                               1,518,508                      856,928
     South America                               (0)                      (4,133)
                                      -------------                 ------------
                                      $   2,031,452                 $  1,422,338


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

5. INVENTORIES:

 Inventories consist of the following:

                                      March 31, 2001      December 31, 2000
                                      --------------      -----------------
 Raw materials and component parts     $   8,980,899         $  8,775,558
 Finished goods                           19,664,490           16,564,882
                                      --------------         ------------
                                       $  28,645,389         $ 25,340,440
                                      ==============         ============

6. Recent Accounting Developments:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 and does not permit retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Generally, increases or decreases in fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in other comprehensive income.

We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in foreign currency rates. High effectiveness means that the change in the value of the derivative will effectively offset the change in the fair value of the hedged item. We measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement.

On January 1, 2001 we adopted SFAS No. 133. The transition adjustment for derivatives in cash flow hedges was to record an asset in the amount of $274,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive income.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading manufacturer and distributor of fragrances, cosmetics and personal care products. Innovation and creativity are combined to produce quality products for our customers around the world.

We operate in the fragrance and cosmetic industry, specializing in prestige fragrances and mass market fragrances and cosmetics:



X Prestige products -- For each prestige brand, owned or licensed by us, we create an original concept for the perfume consistent with world market trends;

X Mass market products -- We design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances, health and beauty aids and mass market cosmetics.

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

          THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Net sales for the three months ended March 31, 2001 increased 40% to a record $31.0 million, as compared to $22.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 47% from that of the corresponding period of the prior year.

The increase in net sales represents the sixth consecutive quarter of revenue growth and is due to the strength of our prestige fragrance lines, which is continuing its broader geographic rollout of PAUL SMITH and Burberry Touch, two new fragrance collections that debuted in the second half of 2000. Our new Christian Lacroix Eau Florale was introduced in the first quarter 2001 and shares some of the credit for our first quarter revenue gains.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


In addition to expanding the geographic distribution of products launched in 2000, we have new prestige product launches scheduled to roll out during 2001. We are leveraging the popularity of "Burberry Touch" by bringing to market a new bath line for men and women, which is scheduled for introduction later this year. Additionally, development is going well with Celine, our second LVMH license, and the initial launch of two new Celine fragrances is on target for the fourth quarter of 2001. Our FUBU fragrance line is also under development and will debut in either late 2001 or early 2002.

Net sales of mass market products, which were relatively unchanged in the first quarter of 2001 as compared to the corresponding period of the prior year, should show strong gains in the second quarter. This is due to the second quarter launch of an entirely new line of health and beauty aids ("HBA"), which are being sold under our Intimate brand name. We are also planning for further HBA line expansion throughout 2001. Sales generated from our existing lines of mass market fragrances continue to be strong. Our Aziza cosmetic line, which was launched in the first quarter of 2000 continues to perform very well. Additional product line extensions are also in process.

Growing sales within existing product lines, new product launches and an active new business development program are how we plan to continue to grow our business. With respect to new business development, several licensing and acquisition opportunities are presently under discussion. However, we cannot assure you that any such transactions will be completed.

Gross profit margin was 50% of net sales for the three months ended March 31, 2001, as compared to 45% for the corresponding period of the prior year. Our target gross margin percentage has historically been 45% to 46%. However, gross profit margins have increased recently as a result of the strength of the US dollar in relation to the Euro, as certain European sales are denominated in US dollars. In addition, our prestige fragrance lines, which have been growing at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines.

Selling, general and administrative expenses aggregated $11.9 million for the three months ended March 31, 2001, as compared to $7.5 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 38% for the three months ended March 31, 2001, as compared to 34% for the corresponding period of the prior year.

In the United States, selling, general and administrative expenses were virtually unchanged for the quarter as compared to the corresponding period of the prior year. Our mass market sales do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Selling, general and administrative expenses incurred by our French subsidiary, Inter Parfums, S.A., increased to $9.5 million for the three months ended March 31, 2000, as compared to $5.1 million for the corresponding period of the prior year. As a percentage of sales, Inter Parfums, S.A. selling, general and administrative expenses was 41% for the three months ended March 31, 2001, as compared to 36% for the corresponding period of the prior year.

Promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. We typically budget advertising and promotion expenditures based upon sales of each of our product lines. As a result of the success of the Burberry Touch and Paul Smith launches in late 2000, we increased advertising and promotional activities in 2001 to keep the momentum of the second half of 2000 going.

During the three months ended March 31, 2000 we sold a portion of our investment in marketable securities and realized a gain of $500,000 ($230,000 after taxes and minority interest) on such sale. On occasion, we invest excess cash in marketable securities, which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities.

Our effective income tax rate was 37% for the three months ended March 31, 2001, as compared to 46% for the corresponding period of the prior year. The effective tax rate for the three months ended March 31, 2000 includes a $330,000 ($255,000 after minority interest) accrual to cover the potential exposure related to tax audits of Inter Parfums, S.A. commenced by the French Tax Authorities.

Net income increased 43% to $2.0 million for the three months ended March 31, 2001, as compared to $1.4 million for the corresponding period of the prior year. Net income for the three months ended March 31, 2000 includes a charge of $255,000 and a gain of $230,000, both after taxes and minority interest. The charge relates to a potential tax assessment and the gain represents a realized gain on sale of marketable securities.

Diluted earnings per share increased 45% to $0.16 for the three months ended March 31, 2001, as compared to $0.11 for the corresponding period of the prior year.

Weighted average shares outstanding (basic) aggregated 11.6 million for the three months ended March 31, 2001, as compared to 11.8 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 13.1 million for the three months ended March 31, 2001, as compared to 12.9 million for the corresponding period of the prior year. The increase in our stock price has increased the dilutive effect of outstanding stock options, thereby increasing diluted shares outstanding. This was partially offset by shares repurchased pursuant to our stock repurchase program.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


         LIQUIDITY AND CAPITAL RESOURCES

Our financial position remains very strong as a result of continued profitable operating results. At March 31, 2001, working capital aggregated $58 million and we had a working capital ratio of almost 3 to 1. Cash and cash equivalents aggregated $30 million and our net book value was $4.73 per outstanding share as of March 31, 2001. Furthermore, we had only $1.3 million in long-term debt.

On occasion we use a portion of our cash to make investments in marketable equity securities, which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. These investments are made to maximize our return on cash. As of March 31, 2001, we had no marketable security positions.

During the three months ended March 31, 2001, we continued our stock repurchase program by acquiring 45,500 of our common shares at an average cost of $9.02 per share. We believe that our stock price does not reflect our growth rate, prospects for future growth, the value of our licenses and our worldwide distribution network. In addition, the market capitalization of our 78% ownership interest in, Inter Parfums, S.A., our publicly traded Paris subsidiary, is in excess of $150 million, which exceeds that of the company as a whole.

Our short-term financing requirements are expected to be met by available cash at March 31, 2001, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2001 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $4.5 million for the three months ended March 31, 2001 as compared to $0.4 million for the corresponding period of the prior year. In addition to increase profits, favorable payment terms from our vendors helped us generate cash from operations while we build up our inventory levels in anticipation of net sales growth. Cash provided by operating activities continues to be the primary source of funds to finance operating needs, investments in new ventures, as well as to finance our stock repurchase program.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


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

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the three months ended March 31, 2001.



Item 3:  QUANTITIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

GENERAL

We address certain financial exposures through a controlled program of risk management that primarily consists of the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts in order to reduce the effects of fluctuating foreign currency exchange rates. We have entered into one (1) interest rate swap in an attempt to take advantage of low variable interest rates as compared to the fixed rate on our long-term debt. We do not engage in the trading of foreign currency forward exchange contracts or interest rate swaps.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $7.5 million. The foreign currencies included in these contracts are principally the U.S. dollar.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


INTEREST RATE RISK MANAGEMENT

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At March 31, 2001 we had one (1) interest rate swap agreement outstanding to convert $1.3 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long-term debt due in 2005. At March 31, 2000, the EURIBOR rate was 4.9%. If interest rates were to rise 1% per annum over the remaining term of the long-term debt, then we would incur a loss of $50,000.



PART II.  OTHER INFORMATION


         Items 1, 2, 3, 4, 5 and 6 are omitted as they are either not applicable or have been included in Part I.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May 2001.


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