Form 10-Q
period 2001-06-30
INTER PARFUMS INC
filed 2001-08-09
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

                                       OR

/_/ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to
       ________.


                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            13-3275609
         --------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                551 FIFTH AVENUE, NEW YORK, NEW YORK    10176
                ----------------------------------------------
            (Address of Principal Executive Offices)    (Zip Code)

                                 (212) 983-2640
                  --------------------------------------------
               (Registrants telephone number, including area code)


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

At August 6, 2001 there were 11,630,777 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number

Part I.  Financial Information

         Item 1.   Financial Statements                                        1

                      Consolidated Balance Sheets as
                      of June 30, 2001 (unaudited)
                      and December 31, 2000 (audited)                          2

                      Consolidated Statements of
                      Income for the Three and Six Months
                      Ended June 30, 2001 (unaudited)
                      and June 30, 2000 (unaudited)                            3

                      Consolidated Statements of
                      Cash Flows for the
                      Six Months Ended
                      June 30, 2001 (unaudited) and
                      June 30, 2000 (unaudited)                                4

                      Notes to Unaudited Financial
                      Statements                                               5

         Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                                7

         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                       11

Part II. Other Information                                                    13

         Item 3.    Changes in Securities and Use of Proceeds                 13

         Item 5.   Other information                                          14

Signatures                                                                    14

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

         The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                  ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 28,782,777     $ 27,598,771
   Accounts receivable, net                         28,871,534       30,844,146
   Inventories                                      30,265,836       25,340,440
   Receivables, other                                1,223,215          496,663
   Other                                             1,146,393        1,807,680
   Deferred tax benefit                                487,842          435,211
                                                  ------------     ------------

        Total current assets                        90,777,597       86,522,911

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            3,145,750        3,162,177

OTHER ASSETS                                           290,768          347,324

INTANGIBLE ASSETS, NET                               3,942,548        4,538,663
                                                  ------------     ------------

                                                  $ 98,156,663     $ 94,571,075
                                                  ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loans payable, banks                           $  5,608,518     $  2,542,286
   Accounts payable                                 16,814,454       18,223,812
   Accrued expenses                                  8,883,923        6,961,322
   Income taxes payable                                501,459        1,107,968

                                                  ------------     ------------

        Total current liabilities                   31,808,354       28,835,388
                                                  ------------     ------------

DEFERRED TAXES PAYABLE                                 623,516          684,304
                                                  ------------     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                 1,319,050        1,416,631
                                                  ------------     ------------

MINORITY INTERESTS                                   8,583,634        8,573,594
                                                  ------------     ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par; authorized
     30,000,000 shares; outstanding 11,630,777
     and 11,676,277 shares at June 30, 2001 and
     December 31, 2000, respectively                    11,631           11,676
   Additional paid-in capital                       27,729,177       27,729,177
   Retained earnings                                62,640,275       58,667,619
   Accumulated other comprehensive income           (9,374,922)      (6,573,513)
   Treasury stock, at cost, 5,781,905 and
     5,736,405 shares at June 30, 2001 and
     December 31, 2000, respectively               (25,184,052)     (24,773,801)
                                                  ------------     ------------

                                                    55,822,109       55,061,158
                                                  ------------     ------------

                                                  $ 98,156,663     $ 94,571,075
                                                  ============     ============


SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                      2001             2000             2001             2000
                                                   -----------      -----------      -----------      -----------
NET SALES                                          $26,259,763      $24,277,090      $57,302,939      $46,445,604

COST OF SALES                                       13,701,340       12,540,957       29,130,397       24,785,777
                                                   -----------      -----------      -----------      -----------

GROSS MARGIN                                        12,558,423       11,736,133       28,172,542       21,659,827

SELLING, GENERAL AND ADMINISTRATIVE                  9,232,698        9,199,843       21,102,392       16,665,935
LITIGATION EXPENSE                                     556,043          556,043
                                                   -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                               3,325,725        1,980,247        7,070,150        4,437,849
                                                   -----------      -----------      -----------      -----------

OTHER CHARGES (INCOME):
      Interest                                          80,063          104,481          129,675          162,386
      (Gain) loss on foreign currency                 (228,353)         (18,671)        (176,277)          20,486
      Interest and dividend (income)                  (368,782)        (283,794)        (651,319)        (511,782)
      Loss on sale of stock of subsidiary, net          85,805           10,243           85,805           10,243
      Realized (gain) on sale of investments                         (1,077,110)                       (1,577,261)
                                                   -----------      -----------      -----------      -----------

                                                      (431,267)      (1,264,851)        (612,116)      (1,895,928)
                                                   -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                           3,756,992        3,245,098        7,682,266        6,333,777

INCOME TAXES                                         1,409,509        1,393,220        2,863,922        2,806,549
                                                   -----------      -----------      -----------      -----------

NET INCOME BEFORE MINORITY INTEREST                  2,347,483        1,851,878        4,818,344        3,527,228

MINORITY INTEREST IN NET INCOME
      OF CONSOLIDATED SUBSIDIARY                       406,280          344,003          845,689          597,015
                                                   -----------      -----------      -----------      -----------

NET INCOME                                          $1,941,203       $1,507,875       $3,972,655       $2,930,213
                                                   ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE:
      BASIC                                              $0.17            $0.13            $0.34            $0.25
      DILUTED                                            $0.15            $0.12            $0.30            $0.23
                                                   ===========      ===========      ===========      ===========

NUMBER OF COMMON SHARES OUTSTANDING:
      BASIC                                         11,630,777       11,754,490       11,631,394       11,760,787
      DILUTED                                       13,323,348       13,026,453       13,208,319       12,975,711
                                                  ============     ============     ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six months ended
                                                             June 30,
                                                       2001            2000
                                                    -----------     -----------

OPERATING ACTIVITIES:
   Net income                                        $3,972,656      $2,930,213
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                   935,766       1,019,675
        Realized (gain) on sale of
          marketable securities                                      (1,577,261)
        Loss on sale of stock of subsidiary              85,805          10,243
        Minority interest in net income                 845,689         597,015
   Increase (decrease) in cash from changes in:
      Accounts receivable                              (197,517)     (1,263,368)
      Inventories                                    (7,036,993)     (8,659,074)
      Other assets                                     (162,283)       (812,136)
      Accounts payable and accrued expenses           2,412,213       4,769,727
      Income taxes payable                             (623,455)       (129,377)
                                                    -----------     -----------

         Net cash provided by (used in)
           operating activites                          231,880      (3,114,343)
                                                    -----------     -----------

INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
     improvements                                      (818,245)     (1,001,751)
   Trademark and license acquisitions                                      (950)
   Purchase of marketable securities                                 (1,895,083)
   Proceeds from sale of marketable securities                        4,992,684
                                                    -----------     -----------

         Net cash provided by (used in)
           investing activities                        (818,245)      2,094,900
                                                    -----------     -----------

FINANCING ACTIVITIES:
   Increase in loan payable, bank                     3,463,811       2,450,337
   Proceeds from sale of stock of subsidiary            106,535          27,802
   Proceeds from exercise of stock options                              136,250
   Dividends paid                                      (197,144)       (134,543)
   Purchases of treasury stock                         (410,296)       (800,392)
                                                    -----------     -----------

         Net cash provided by financing
          activities                                  2,962,906       1,679,454
                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (1,192,535)       (579,384)
                                                    -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                 1,184,006          80,627

Cash and cash equivalents at beginning
   of period                                         27,598,771      24,936,361
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $28,782,777     $25,016,988
                                                    ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:

   Cash paid during the period for:
     Interest                                         $105,000         $197,000
     Income taxes                                    2,547,000        2,262,000



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

2.   COMPREHENSIVE INCOME:

                                                    Six months      Six months
                                                       ended           ended
                                                   June 30, 2001   June 30, 2000
                                                   -------------   -------------
     Comprehensive income:
       Net income                                   $ 3,972,655     $ 2,930,213
       Other comprehensive income, net of tax:
         Foreign currency
           translation adjustment                    (2,742,039)     (1,383,951)
         Cumulative effect of adopting SFAS 133
           as of January 1, 2001                        274,201
         Gains on derivatives reclassified
           into earnings                               (274,201)
         Change in fair value of derivatives            (59,370)
         Unrealized gains on securities:
           Unrealized holding gains arising
             during period                                              347,954
           Less: reclassification adjustment for
             gains realized in net income                              (728,694)
                                                    -----------     -----------

     Comprehensive income                           $ 1,171,246     $ 1,165,522
                                                    ===========     ===========


3.   GEOGRAPHIC AREAS:

     Segment information related to domestic and foreign operations is as follows:

                                                    Six months      Six months
                                                       ended           ended
                                                   June 30, 2001   June 30, 2000
                                                   -------------   -------------
     Net sales:
        United States                               $15,837,931     $15,362,350
        Europe                                       41,535,008      31,143,254
        Eliminations                                    (70,000)        (60,000)
                                                    -----------     -----------
                                                    $57,302,939     $46,445,604
                                                    ===========     ============
     Net Income:
        United States                               $ 1,078,916     $   840,258
        Europe                                        2,893,739       2,094,088
        South America                                        (0)         (4,133)
                                                    -----------     -----------
                                                    $ 3,972,655     $ 2,930,213
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

5.   INVENTORIES:

     Inventories consist of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        2001            2000

     Raw materials and component parts              $10,135,641     $ 8,775,558
     Finished goods                                  20,130,195      16,564,882
                                                    -----------     -----------
                                                    $30,265,836     $25,340,440
                                                    ===========     ===========


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

     THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO
     THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

Net sales for the three months ended June 30, 2001 increased 8% to $26.3 million, as compared to $24.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 14% for the period.

Net sales for the six months ended June 30, 2001 increased 23% to $57.3 million, as compared to $46.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 29% for the period.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


The increase in net sales represents the seventh consecutive quarter of revenue growth and is attributable to across-the-board increases in both our prestige and mass market product lines. The precipitous rise of the US dollar in relation to the French franc continues to mask our real revenue growth rate.

The constant dollar net sales growth rate for our prestige products was 16% and 42% for the three and six month periods ended June 30, 2001, respectively. This achievement is the result of the continued success of our PAUL SMITH and BURBERRY TOUCH fragrance lines, which debuted in the second half of 2000. Our new Christian Lacroix EAU FLORALE, which was introduced in the first quarter 2001, shares some of the credit for our revenue gains.

In addition to expanding the geographic distribution of products launched in 2000, we have new prestige product launches scheduled to roll out during 2001. We are leveraging the popularity of "Burberry Touch" by bringing to market a new bath line for men and women, which began shipping in late June 2001. Additionally, we are on target for the initial launch of two new Celine fragrances in the fourth quarter of 2001. Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A., is a French fashion and accessory company known throughout the world for its luxury and quality products, as well as the unique designs of Michael Kors.

Our FUBU fragrance line is also under development and is expected to debut at select men's and ladies specialty stores in January 2002. Full department store and international distribution is planned for the second quarter of 2002. FUBU, founded in 1992, has exploded onto the young men's fashion scene. Music, movie, television and sport stars have worn the designs recognizable by the FUBU logos. Today, FUBU product sales exceed $350 million, and encompass men's sportswear-formalwear, ladies, and children's apparel, as well as footwear and accessory items.

Net sales of our mass market products, were up 8% for the three months ended June 30, 2001, as compared to the corresponding period of the prior year. This is the result of the recent launch of our new line of health and beauty aids ("HBA"), which are being sold under our Intimate brand name. Further HBA line expansion is planned throughout 2001. Sales generated from our mass market fragrance lines have recently shown some weakness; however, our Aziza cosmetic line, which was launched in the first quarter of 2000, continues to perform very well. Additional Aziza product line extensions are in progress.

Growing sales within existing product lines, new product launches and an active new business development program are how we plan to continue to grow our business. With respect to new business development, several licensing and acquisition opportunities are presently under discussion. However, we cannot assure you that any such transactions will be completed.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Gross profit margin was 48% and 49% of net sales for the three and six month periods ended June 30, 2001, respectively, as compared to 48% and 47% for the corresponding periods of the prior year. Our target gross margin percentage has historically been 45% to 46%. However, gross profit margins have increased recently as a result of the strength of the US dollar in relation to the Euro, as certain European sales are denominated in US dollars. In addition, our prestige fragrance lines, which have been growing at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines.

Selling, general and administrative expenses aggregated $9.2 million for both three month periods ended June 30, 2001 and June 30, 2000. As a percentage of sales, selling, general and administrative expenses declined to 35% of sales for the three months ended June 30, 2001, as compared to 38% for the corresponding period of the prior year. Selling, general and administrative expenses aggregated $21.1 million for the six months ended June 30, 2001, as compared to $16.7 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 37% for the six months ended June 30, 2001, as compared to 36% for the corresponding period of the prior year.

Promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. We typically budget advertising and promotion expenditures based upon sales of each of our product lines. As a result of the success of the Burberry Touch and Paul Smith launches in late 2000, we increased advertising and promotional activities in early 2001 to keep the momentum of the second half of 2000 going. With no major launches occurring during the three month period ended June 30, 2001, fixed expenses were spread over a higher sales base.

As previously reported, our French subsidiary, Inter Parfums, S.A., is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. In October 1999, Inter Parfums, S.A. received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600,000 and which directed Inter Parfums, S.A. to turn over its license to Brosseau within six months.

Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. In June 2000, as a result of certain developments, Inter Parfums, S.A. and its special litigation counsel considered it likely that the judgment would be sustained and therefore took a charge against earnings for $600,000, the full amount of the judgment. In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $142,000 as an advance for damages claimed by Brosseau.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Inter Parfums, S.A. is continuing its appeal as it still denies the claims of Brosseau. Management does not believe that such litigation will have any further material adverse effect on the financial condition or operations of the Company.

During the three month period ended June 30, 2000 we sold a portion of our investment in marketable securities and realized a gain of $1.1 million ($500,000 after taxes and minority interest). For the six month period ended June 30, 2000 such gain aggregated $1.6 million ($700,000 after taxes and minority interest). On occasion, we invest excess cash in marketable securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. There were no marketable security transactions in 2001.

Our effective income tax rate was 38% for the three months ended June 30, 2001, as compared to 43% for the corresponding period of the prior year. Our effective income tax rate was 37% for the six months ended June 30, 2001, as compared to 44% for the corresponding period of the prior year. The effective tax rate for the three and six month periods ended June 30, 2000 includes a $150,000 ($115,000 after minority interest) and $480,000 ($370,000 after minority interest), respectively, accrual to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities.

Net income increased 29% to $1.9 million for the three months ended June 30, 2001, as compared to $1.5 million for the corresponding period of the prior year. Net income for the three months ended June 30, 2000 includes charges of $375,000 and a gain of $495,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $115,000. The gain represents a realized gain on sale of marketable securities.

Net income increased 36% to $4.0 million for the six months ended June 30, 2001, as compared to $2.9 million for the corresponding period of the prior year. Net income for the six months ended June 30, 2000 includes charges of $630,000 and a gain of $725,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities.

Diluted earnings per share increased 25% to $0.15 for the three months ended June 30, 2001, as compared to $0.12 for the corresponding period of the prior year. Diluted earnings per share increased 30% to $0.30 for the six months ended June 30, 2001, as compared to $0.23 for the corresponding period of the prior year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Weighted average shares outstanding aggregated 11.6 million for both the three and six month periods ended June 30, 2001, as compared to 11.8 million for both the three and six month periods ended June 30, 2000. On a diluted basis, average shares outstanding were 13.3 million and 13.2 million for the three and six month periods ended June 30, 2001, respectively, as compared to 13.0 million for both the three and six month periods ended June 30, 2000.
The increase in the market price of our common stock has increased the dilutive effect of outstanding stock options, thereby increasing diluted shares outstanding. This was partially offset by shares repurchased pursuant to our stock repurchase program.


     LIQUIDITY AND CAPITAL RESOURCES

Our financial position remains very strong as a result of continued profitable operating results. At June 30, 2001, working capital aggregated $59 million and we had a working capital ratio of almost 3 to 1. Cash and cash equivalents aggregated $29 million and our net book value was $4.80 per outstanding share as of June 30, 2001. Furthermore, we had only $1.3 million in long-term debt.

On occasion we use a portion of our cash to make investments in marketable equity securities, which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. These investments are made to maximize our return on cash. During 2001, we made no investments in marketable equity securities and have no positions presently outstanding.

Our short-term financing requirements are expected to be met by available cash at June 30, 2001, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2001 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $0.2 million for the six months ended June 30, 2001 as compared to a use of $3.1 million for the corresponding period of the prior year. In addition to increased earnings, favorable payment terms from our vendors helped us generate cash from operations while we build up our inventory levels in anticipation of net sales growth. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

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

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the six months ended June 30, 2001.


ITEM 3:   QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $4.5 million. The foreign currencies included in these contracts are principally the U.S. dollar.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


INTEREST RATE RISK MANAGEMENT

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At June 30, 2001 we had one (1) interest rate swap agreement outstanding to convert $1.3 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long-term debt due in 2004. At June 30, 2001, the EURIBOR rate was 4.9%. If interest rates were to rise 1% per annum over the remaining term of the long-term debt, then we would incur a loss of $50,000.


PART II.  OTHER INFORMATION


     Items 1, 3, 4, and 6 are omitted as they are either not applicable or have been included in Part I.


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following sets forth certain information as to all options granted to purchase common stock during the six months ended June 30, 2001, which were not registered under the Securities Act. In each of the three transactions, we granted options to affiliates (executive officers and directors), and one consultant. The transactions were exempt from the registration requirements of
Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. The options are not transferable, except to the limited extent permitted in the option plans.

On February 1, 2001, we granted options to purchase an aggregate of 9,000 shares for a five year period at the exercise price of $9.75 per share, the fair market value at the time of grant, to six directors under our 1999 Non-Employee Director Stock Option Plan.

On March 28, 2001, we granted options to purchase an aggregate of 15,000 shares for a five year period, 10,000 which vests immediately at the exercise price of $10.375 per share, the fair market value at the time of grant, and 5,000, which vests upon the satisfaction of a contingency, at the exercise price equal to the fair market value upon the satisfaction of such contingency, to one consultant under our 1999 Stock Option Plan.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


On April 3, 2001, we granted an option to purchase 5,000 shares for a five year period at the exercise price of $10.625 per share, the fair market value at the time of grant, to one executive officer under our 1999 Stock Option Plan.


     ITEM 5. OTHER INFORMATION

     Our Board of Directors has approved a three-for two stock split (in the form of a 50% stock dividend), payable on September 14, 2001 to shareholders of record as of the close of business on August 31, 2001. Fractional shares will be rounded up to the nearest whole share.








                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2001.


                                                  INTER PARFUMS, INC.


                                         By:      /s/ RUSSELL GREENBERG
                                            ------------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer