Form 10-Q/A
period 2001-06-30
INTER PARFUMS INC
filed 2001-08-09
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                (Amendment No. 1)

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

     This amended 10-Q is filed to correct an error on the Consolidated Statements of Income

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