Form 10-Q
period 2001-09-30
INTER PARFUMS INC
filed 2001-11-09
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to
         ________.

                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                             13-3275609
      ---------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

            551 FIFTH AVENUE, NEW YORK, NEW YORK          10176
            -----------------------------------------------------
            (Address of Principal Executive Offices)    (Zip Code)

                                 (212) 983-2640
                    ---------------------------------------
               (Registrants telephone number, including area code)


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

At November 6, 2001 there were 18,649,094 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I.   Financial Information

         Item 1.   Financial Statements                                   1

                      Consolidated Balance Sheets as
                      of September 30, 2001 (unaudited)
                      and December 31, 2000 (audited)                     2

                      Consolidated Statements of
                      Income for the Three and Nine Months
                      Ended September 30, 2001 (unaudited)
                      and September 30, 2000 (unaudited)                  3

                      Consolidated Statements of
                      Cash Flows for the
                      Nine Months Ended
                      September 30, 2001 (unaudited) and
                      September 30, 2000 (unaudited)                      4

                      Notes to Unaudited Financial
                      Statements                                          5

         Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           8

         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                   11

Part II.   Other Information                                              14

         Item 2.    Changes in Securities and Use of Proceeds             14

         Item 4.    Submission of Matters to a Vote of Security Holders   14

Signatures                                                                15

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

         The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,                December 31,
                                                                                         2001                         2000
                                                                                    ---------------             ---------------
CURRENT ASSETS:
        Cash and cash equivalents                                                       $29,272,364                 $27,598,771
        Accounts receivable, net                                                         33,882,682                  30,844,146
        Inventories                                                                      30,718,432                  25,340,440
        Receivables, other                                                                1,383,196                     496,663
        Other                                                                             1,201,825                   1,807,680
        Deferred tax benefit                                                              5,226,323                     435,211
                                                                                    ----------------            ----------------

             Total current assets                                                       101,684,822                  86,522,911

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                 3,712,786                   3,162,177

OTHER ASSETS                                                                                301,174                     347,324

INTANGIBLE ASSETS, NET                                                                    4,065,871                   4,538,663
                                                                                    ----------------            ----------------

                                                                                       $109,764,653                 $94,571,075
                                                                                    ================            ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Loans payable, banks                                                             $6,240,251                  $2,542,286
        Accounts payable                                                                 14,574,898                  18,223,812
        Accrued expenses                                                                 12,142,648                   6,961,322
        Income taxes payable                                                              1,438,835                   1,107,968
                                                                                    ----------------            ----------------

             Total current liabilities                                                   34,396,632                  28,835,388
                                                                                    ----------------            ----------------

DEFERRED TAXES PAYABLE                                                                      672,841                     684,304
                                                                                    ----------------            ----------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                      1,459,610                   1,416,631
                                                                                    ----------------            ----------------

MINORITY INTERESTS                                                                        9,692,340                   8,573,594
                                                                                    ----------------            ----------------

SHAREHOLDERS' EQUITY:
        Common stock, $.001 par; authorized 30,000,000 shares; outstanding
            18,649,094 and 17,514,416 shares at September 30, 2001 and
            December 31, 2000, respectively                                                  18,649                      17,514
        Additional paid-in capital                                                       32,044,545                  27,723,339
        Retained earnings                                                                64,562,596                  58,667,619
        Accumulated other comprehensive income                                           (6,939,310)                 (6,573,513)
        Treasury stock, at cost, 7,492,463 and
            8,604,608 shares at September 30, 2001 and
            December 31, 2000, respectively                                             (26,143,250)                (24,773,801)
                                                                                    ----------------            ----------------

                                                                                         63,543,230                  55,061,158
                                                                                    ----------------            ----------------

                                                                                       $109,764,653                 $94,571,075
                                                                                    ================            ================

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended                        Nine Months Ended
                                                                September 30,                             September 30,
                                                          2001                 2000                  2001               2000
                                                     -------------        -------------         -------------      -------------

NET SALES                                              $27,628,127         $25,940,175           $84,931,066         $72,385,779

COST OF SALES                                           14,347,432          13,923,380            43,477,828          38,709,157
                                                     --------------       -------------         -------------       -------------

GROSS MARGIN                                            13,280,695          12,016,795            41,453,238          33,676,622

SELLING, GENERAL AND ADMINISTRATIVE                      9,530,447           8,749,909            30,632,839          25,415,844
LITIGATION EXPENSE                                                                                                       556,043
                                                     --------------       -------------         -------------       -------------

INCOME FROM OPERATIONS                                   3,750,248           3,266,886            10,820,399           7,704,735
                                                     --------------       -------------         -------------       -------------

OTHER CHARGES (INCOME):
      Interest                                              71,382              61,942               201,057             224,328
      (Gain) loss on foreign currency                      157,867              (1,550)              (18,410)             18,936
      Interest and dividend (income)                      (197,380)           (236,390)             (848,699)           (748,172)
      Loss on sale of stock of subsidiary, net                                   6,828                85,805              17,071
      Realized (gain) on sale of investments                                    (3,860)                               (1,581,121)
                                                     --------------       -------------         -------------       -------------

                                                            31,869            (173,030)             (580,247)         (2,068,958)
                                                     --------------       -------------         -------------       -------------

INCOME BEFORE INCOME TAXES                               3,718,379           3,439,916            11,400,646           9,773,693

INCOME TAXES                                             1,408,964           1,502,613             4,272,886           4,309,162
                                                     --------------       -------------         -------------       -------------

NET INCOME BEFORE MINORITY INTEREST                      2,309,415           1,937,303             7,127,760           5,464,531

MINORITY INTEREST IN NET INCOME
      OF CONSOLIDATED SUBSIDIARY                           387,094             302,426             1,232,783             899,441
                                                     --------------       -------------         -------------       -------------

NET INCOME                                              $1,922,321          $1,634,877            $5,894,977          $4,565,090
                                                     ==============       =============         =============       =============

NET INCOME PER COMMON SHARE:
      BASIC                                                  $0.11               $0.09                 $0.34               $0.26
      DILUTED                                                $0.10               $0.08                 $0.30               $0.23
                                                     ==============       =============         =============       =============


NUMBER OF COMMON SHARES OUTSTANDING:
      BASIC                                             17,788,416          17,589,924            17,560,866          17,624,095
      DILUTED                                           20,166,681          19,520,422            19,930,546          19,482,579
                                                     ==============       =============         =============       =============

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                         2001                    2000
                                                                                    -------------            ------------

OPERATING ACTIVITIES:
          Net income                                                                  $5,894,977              $4,565,090
          Adjustments to reconcile net income to
             net cash provided by operating activities:
               Depreciation and amortization                                           1,331,297               1,494,745
               Realized (gain) on sale of marketable securities                                               (1,581,122)
               Loss on sale of stock of subsidiary                                        85,266                  17,071
               Minority interest in net income                                         1,233,288                 899,441
          Increase (decrease) in cash from changes in:
             Accounts receivable                                                      (3,374,239)             (6,841,938)
             Inventories                                                              (5,622,394)             (9,903,451)
             Other assets                                                               (198,094)               (392,557)
             Accounts payable and accrued expenses                                       439,360               6,442,992
             Income taxes payable                                                        327,196                 489,633
                                                                                    -------------          --------------

                    Net cash provided by (used in) operating activites                   116,657              (4,810,096)
                                                                                    -------------          --------------

INVESTING ACTIVITIES:
          Purchase of equipment and leasehold improvements                            (1,503,227)             (1,321,174)
          Trademark and license acquisitions                                                                        (950)
          Purchase of marketable securities                                                                   (3,773,490)
          Proceeds from sale of marketable securities                                                          6,095,395
                                                                                    -------------          --------------

                    Net cash provided by (used in) investing activities               (1,503,227)                999,781
                                                                                    -------------          --------------

FINANCING ACTIVITIES:
          Increase in loan payable, bank                                               3,680,628               4,092,153
          Proceeds from sale of stock of subsidiary                                      105,866                  42,031
          Proceeds from exercise of stock options                                         77,188                 136,250
          Dividends paid                                                                (197,144)               (134,543)
          Purchases of treasury stock                                                   (425,456)             (1,501,852)
                                                                                    -------------          --------------

                    Net cash provided by financing activities                          3,241,082               2,634,039
                                                                                    -------------          --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (180,919)             (1,361,390)
                                                                                    -------------          --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,673,593              (2,537,666)

Cash and cash equivalents at beginning of period                                      27,598,771              24,936,361
                                                                                    -------------          --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $29,272,364             $22,398,695
                                                                                    =============          ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

          Cash paid during the period for:
               Interest                                                                 $191,000                $245,000
               Income taxes                                                            3,290,000               2,503,000



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

2.       COMPREHENSIVE INCOME:

                                                                  Nine months ended       Nine months ended
                                                                 September 30, 2001      September 30, 2000
                                                                 ------------------      ------------------
         Comprehensive income:
            Net income                                               $ 5,894,977             $ 4,565,090

          Other comprehensive income, net of tax:
              Foreign currency
                 translation adjustment                                 (397,134)             (3,433,088)
              Cumulative effect of adopting SFAS 133
                 as of January 1, 2001                                   274,201
              Gains on derivatives reclassified
                 into earnings                                          (274,201)
              Change in fair value of derivatives                         31,337
              Unrealized gains on securities:
                 Unrealized holding gains arising
                    during period                                                                306,914
                 Less: reclassification adjustment for
                    gains realized in net income                                                (738,068)
                                                                   -------------            ------------
         Comprehensive income                                       $  5,529,180             $   700,848
                                                                   =============            ============

3.       GEOGRAPHIC AREAS:

         Segment information related to domestic and foreign operations is as follows:


                                      Nine months ended      Nine months ended
                                     September 30, 2001     September 30, 2000
                                     ------------------     ------------------

         Net sales:
            United States                  $ 24,499,860           $ 23,537,320
            Europe                           60,536,206             48,938,459
            Eliminations                       (105,000)               (90,000)
                                           ------------           ------------
                                           $ 84,931,056           $ 72,385,779
                                           ============           ============


         Net Income:
            United States                  $  1,693,559           $  1,419 173
            Europe                            4,201,418              3,150,050
            South America                            (0)                (4,133)
                                           ------------           ------------
                                           $  5,894,977           $  4,565,090
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

5.       INVENTORIES:

         Inventories consist of the following:

                                                 September 30, 2001      December 31, 2000
                                                 ------------------      -----------------

         Raw materials and component parts            $  12,471,369           $  8,775,558
         Finished goods                                  18,247,063             16,564,882
                                                      -------------           ------------
                                                      $  30,718,432           $ 25,340,440
                                                      =============           ============

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES

7.       SHAREHOLDERS EQUITY:

         In August 2001, the Board of Directors authorized a 3 for 2 stock split in the form of a 50% dividend for shareholders of record on August 31, 2001, payable September 14, 2001. The effect of the stock split has been retroactively reflected in the accompanying financial statements.

         In September 2001, the Chief Executive Officer and the President each exercised 899,625 outstanding stock options of the Company's common stock. The aggregate exercise price of $2,334,690 each, was paid by each of them tendering to the Company 233,469 shares of the Company's common stock, previously owned by them, valued at $10.00 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 149,884 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, the Company expects to receive a tax benefit of approximately $4,800,000, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

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

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001 increased 7% to $27.6 million, as compared to $25.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 8% for the period.

Net sales for the nine months ended September 30, 2001 increased 17% to $84.9 million, as compared to $72.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 22% for the period.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

The increase in net sales represents the eighth consecutive quarter of revenue growth and is attributable to across-the-board increases in both our prestige and mass market product lines.

On the prestige side of our business, our PAUL SMITH and BURBERRY TOUCH fragrance lines continued to perform very well. Our BURBERRY TOUCH fragrance line was recently augmented with a new bath line for men and women, and initial indications are very favorable.

In addition, we have new prestige product launches scheduled to roll out during the remainder of 2001 and early 2002. In the fourth quarter of 2001, we commenced the initial launch of two new Celine fragrances, and a completely new line of Christian Lacroix fragrances is planned for early 2002.

Our FUBU fragrance line is in the final stages of development and is expected to debut at select men's and ladies specialty stores in January 2002. Full department store and international distribution is planned for the second quarter of 2002.

Net sales of our mass market products were up 6% for the three months ended September 30, 2001, as compared to the corresponding period of the prior year. This is the result of the recent launch of our new line of health and beauty aids ("HBA"), which are being sold under our Intimate brand name. Further HBA line expansion is in the works. Sales generated from our mass market fragrance lines are experiencing some weakness; however, our Aziza cosmetic line, continues to perform very well. Additional Aziza product line extensions are also in progress.

Although we have not experienced any significant downturn as a result of the current economic environment, results for the fourth quarter of 2001 may reflect some impact of a cutback in discretionary consumer spending. Many luxury goods manufacturers have experienced the effect of declining consumer sales at the department store level as well as lower traffic levels at duty free stores in airports and other select vacation destinations. In addition, our sales forecast for the fourth quarter of 2001 are includes the debut of our CELINE fragrance launch, is coming off the heels of last years exceptionally successful launches of PAUL SMITH and BURBERRY TOUCH. As a result we are now forecasting that sales for the year ended December 31, 2001 are expected to reach approximately $111 million generating net income of approximately $8.1 million.

Growing sales within existing product lines, new product launches and an active new business development program are how we plan to continue to grow our business. With respect to new business development, several licensing and acquisition opportunities are presently under discussion. However, we cannot assure you that any such transactions will be completed.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin was 48% and 49% of net sales for the three and nine month periods ended September 30, 2001, respectively, as compared to 46% and 47% for the corresponding periods of the prior year. Our target gross margin percentage has historically been 45% to 46%. However, gross profit margins have increased recently as a result of the strength of the US dollar in relation to the Euro, as certain European sales are denominated in US dollars. In addition, our prestige fragrance lines, which have been growing at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines.

Selling, general and administrative expenses aggregated $9.5 million for the three months ended September 30, 2001, as compared to $8.7 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 34% of sales for both the three months ended September 30, 2001 and September 30, 2000. Selling, general and administrative expenses aggregated $30.6 million for the nine months ended September 30, 2001, as compared to $25.4 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 36% for the nine months ended September 30, 2001, as compared to 35% for the corresponding period of the prior year.

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

During the nine month period ended September 30, 2000 we sold a portion of our investment in marketable securities and realized a gain of $1.6 million ($725,000 after taxes and minority interest). On occasion, we invest excess cash in marketable securities which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. There were no marketable security transactions in 2001.

Our effective income tax rate was 37% for the nine months ended September 30, 2001, as compared to 44% for the corresponding period of the prior year. The effective tax rate for the nine month period ended September 30, 2000 includes a $480,000 ($370,000 after minority interest) addition to an accrual to cover the potential exposure related to a tax audit of Inter Parfums, S.A. commenced by the French Tax Authorities.

Net income increased 18% to $1.9 million for the three months ended September 30, 2001, as compared to $1.6 million for the corresponding period of the prior year.

Net income increased 29% to $5.9 million for the nine months ended September 30, 2001, as compared to $4.6 million for the corresponding period of the prior year. Net income for the nine months ended September 30, 2000 includes charges of $630,000 and a gain of $725,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities.

Diluted earnings per share increased 25% to $0.10 for the three months ended September 30, 2001, as compared to $0.08 for the corresponding period of the prior year. Diluted earnings per share increased 30% to $0.30 for the nine months ended September 30, 2001, as compared to $0.23 for the corresponding period of the prior year.

After giving effect to the recent 3 for 2 stock split, weighted average shares outstanding aggregated 17.8 million and 17.6 million for the three and nine month periods ended September 30, 2001, respectively, as compared to 17.6 million for both the three and nine month periods ended September 30, 2000. On a diluted basis, average shares outstanding were 20.2 million and 19.9 million for the three and nine month periods ended September 30, 2001, respectively, as compared to 19.5 million for both the three and nine month periods ended September 30, 2000.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


         LIQUIDITY AND CAPITAL RESOURCES

Profitable operating results continues to strengthen our financial position. At September 30, 2001, working capital aggregated $67 million and we had a working capital ratio of 3 to 1. Cash and cash equivalents aggregated $29 million and our net book value was $3.41 per outstanding share as of September 30, 2001. Furthermore, we had only $1.5 million in long-term debt.

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

Our short-term financing requirements are expected to be met by available cash at September 30, 2001, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2001 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $0.1 million for the nine months ended September 30, 2001 as compared to a use of $4.8 million for the corresponding period of the prior year. The 10% increase in accounts receivable from December 31, 2000 to September 30, 2001 is reasonable considering sales are up 17% for the same period. In addition, inventory levels are up to support increased sales levels and new product launches. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

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

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the nine months ended September 30, 2001.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $0.7 million. The foreign currencies included in these contracts are principally the U.S. dollar.

INTEREST RATE RISK MANAGEMENT

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At September 30, 2001 we had one (1) interest rate swap agreement outstanding to convert $1.5 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long-term debt due in 2004. At September 30, 2001, the EURIBOR rate was 4.7%. If interest rates were to rise 1% per annum over the remaining term of the long-term debt, then we would incur a loss of $45,000.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

         Items 1, 3, 5 and 6 are omitted as they are either not applicable or have been included in Part I.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in note 7 at page 7 relating to the exercise of outstanding stock options is incorporated by reference herein. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Both option holders agreed to purchase their common stock for investment and not for resale to the public.

On August 29, 2001, we granted options to purchase an aggregate of 9,000 shares for a five year period at the exercise price of $9.60 per share, the fair market value at the time of the grant, to two employees under our 1999 Stock Option Plan.

 The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. The options are not transferable, except to the limited extent permitted in the option plans.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of Inter Parfums, Inc. (the "Company"), was held on 6 August 2001 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

         (b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell Greenberg, Francois Heilbronn, Joseph A. Caccamo, Jean Levy, Robert Bensoussan-Torres, Daniel Piette, Jean Cailliau, Philippe Santi and Serge Rosinoer.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         The results of the voting to elect the foregoing persons, on a pre split basis, were as follows:

-------------------------------------------------------------------------
                                     Votes For          Votes Withheld
-------------------------------------------------------------------------
Jean Madar                          10,588,632             1,061,900
-------------------------------------------------------------------------
Philippe Benacin                    10,588,632             1,061,900
-------------------------------------------------------------------------
Russell Greenberg                   10,588,632             1,061,900
-------------------------------------------------------------------------
Francois Heilbronn                  10,651,632               998,900
-------------------------------------------------------------------------
Joseph A. Caccamo                   10,651,632               998,900
-------------------------------------------------------------------------
Jean Levy                           10,651,632               998,900
-------------------------------------------------------------------------
Robert Bensoussan-Torres            10,651,632               998,900
-------------------------------------------------------------------------
Daniel Piette                       10,651,632               998,900
-------------------------------------------------------------------------
Jean Cailliau                       10,651,632               998,900
-------------------------------------------------------------------------
Philippe Santi                      10,588,632             1,061,900
-------------------------------------------------------------------------
Serge Rosinoer                      10,651,632               998,900
-------------------------------------------------------------------------

          A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

         (c) (i) The final item on the agenda was a proposal to ratify the adoption of the Company's 2000 Nonemployee Director Stock Option Plan. The results of the voting on such resolution, on a pre split basis, were as follows:

               ---------------------------------------------
                10,414,337      votes for the resolution
               ---------------------------------------------
                 1,232,070      votes against
               ---------------------------------------------
                     4,125      votes abstained
               ---------------------------------------------

         A majority of the outstanding shares were cast for the above referenced resolution, and the resolution was duly passed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2001.

                                            INTER PARFUMS, INC.

                                      By:   /s/ RUSSELL GREENBERG
                                         -------------------------------
                                            Russell Greenberg,
                                            Executive Vice President and
                                            Chief Financial Officer