Form 10-K
period 2001-12-31
INTER PARFUMS INC
filed 2002-03-29
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2001 or

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

       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

       State  the   aggregate   market   value  of  the  voting  stock  held  by
nonaffiliates of the registrant (based on the closing price of $7.86 on 26 March
2002): $28,786,008.

       Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (26 March 2002): 18,760,507.

       Documents Incorporated By Reference: None.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

         Item 1.   Business ................................................   1

         Item 2.   Properties ..............................................  16

         Item 3.   Legal Proceedings .......................................  17

         Item 4.   Submission of Matters to a Vote of Security Holders .....  17

PART II

         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters .....................................  18

         Item 6.   Selected Financial Data .................................  20

         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation ............  21

         Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk .............................................  28

         Item 8.   Financial Statements and Supplementary Data .............  29

         Item 9.   Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure .....................  30

PART III

         Item 10.  Directors and Executive Officers of the Registrant ......  31

         Item 11.  Executive Compensation ..................................  35

         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management ..........................................  39

         Item 13.  Certain Relationships and Related Transactions ..........  42

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K .....................................  44

FINANCIAL STATEMENTS ....................................................... F-1

SIGNATURES

EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are Inter Parfums, Inc., a world-wide provider of prestige perfumes and mass market perfumes, cosmetics and health and beauty aids. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. on July 14, 1999, to better reflect our image as a provider of prestige perfumes. We have also retained the brand name, Jean Philippe Fragrances, for our mass market products.

     Our worldwide headquarters and the office of our two (2), wholly-owned New York limited liability companies, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, are located at 551 Fifth Avenue, New York, New York 10176 and our telephone number is 212.983.2640. Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its two wholly-owned subsidiaries, Inter Parfums Grand Public, S.A., and Inter Parfums Trademark, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000.

     Our common stock is listed on The Nasdaq Stock Market (National Market System) and its trading symbol is "IPAR". The common shares of our subsidiary, Inter Parfums S.A., are traded on the Paris Stock Exchange.

     We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and mass market perfumes, cosmetics and health and beauty aids:

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume consistent with world market trends.

o Mass market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass market cosmetics and health and beauty aids.

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

o    Quality control of incoming components; and

o    Packaging and inventory control.


Suppliers/vendors who assist us with product development include:

o Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

o Perfumers (IFF, Firmenich, Creations Aromatiques, Robertet, Quest, Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

o Contract manufacturers of components such as glassware (Saint Gobain, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

o Production specialists who carry out packaging (MF Production, SDPP, CCI, CEI Bottling, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

     For our prestige product lines, 80% of component and production needs are purchased from approximately 20 suppliers out of a total of over 120 active suppliers. The suppliers' accounts for our French operations were primarily settled in Euro through 31 December 2001, and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars.

MARKETING AND DISTRIBUTION

     PRESTIGE PRODUCTS

     For our international distribution of prestige products, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors with the status of "exclusive representative" for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines and select vacation destinations.

     Approximately 31% of our prestige fragrance net sales are sold in US dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. As a result of our international operations, sales are not subject to material seasonal fluctuations.

     Distribution in France of our prestige products is carried out by a sales team who oversee some 1,200 points of sale including, retail perfumers (chain stores) such as

     o    Sephora
     o    Marionnaud
     o    Nocibe
     o    Galeries Lafayette

or specialized independent points of sale. Approximately 80% of prestige product sales in France are made to approximately 200 customers out of a total of over 1,200 active accounts.

     Our distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network provides us with a significant presence in over 100 countries around the world. Approximately 50 customers out of a total of over 250 active accounts represent 80% of prestige fragrance sales. No one customer represents more than 10% of sales.

     International distribution of our FUBU fragrance products is handled in the same manner as that of our other prestige fragrance lines. United States distribution will be the responsibility of our in house sales force who will market FUBU fragrance products to catalog companies, specialty retail stores, retail stores which sell FUBU apparel and mid tier department stores.

MARKETING AND DISTRIBUTION

     MASS MARKET PRODUCTS

     In the United States, mass merchandisers, drug store chains and supermarket chains, are the target customers for our mass market products. Our current customer list includes

     o    Albertson's
     o    Family Dollar
     o    Dollar General
     o    Dollar Tree Distributors
     o    Consolidated Stores (Big Lot Stores)
     o    99 Cent Only

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


THE MARKET

     The perfumery market can be broken down into two types of retail distribution:

o Selective distribution - perfumeries and specialty sections of department stores, who sell brand name products with a luxury image, and

o Mass distribution - Mass merchandisers, discount stores and supermarkets, who sell low to moderately-priced mass market products for a broad customer base with limited purchasing power.

     SELECTIVE DISTRIBUTION

     During 2001, the French perfume industry, which accounts for about 30% of the world market, reported a 7.5% growth rate , as compared to a 7% growth rate in 2000 and a 6% growth rate in 1999. (Source: Federation des Industries de la Parfumerie)

     The French domestic market for selective distribution had another good year with sales increasing 5.9% in 2001, as compared to 5.4% in 2000.

     During 2001, the French export market, which grew at a 9.7% rate, was favorably impacted by the declining value of the Euro, as compared to other currencies:

o The European Union countries, which absorb two thirds of exports, grew at a rate of over 6%.

o North America, which represents the second largest market of the perfume and cosmetic industry, reported a 15% increase in the first six months of 2001 only to give back much of that growth in the aftermath of September 11th.

o Asia increased 9% in 2001, as compared to 26% in 2000 with much variation among individual countries. Japan was up 5% and Hong Kong was up 90%, whereas China was down 24%.

o Eastern Europe, progressed nicely with an increase of 48% in Russia. (Source: Federation des Industries de la Parfumerie)

     While our market share is less than 1% in France, in other countries such as the United Kingdom, United States, Italy, Portugal, Saudi Arabia and South Korea, the Company's market share is reportedly between 1% and 4% of French perfumery imports (internal source).


          MASS DISTRIBUTION

     Our mass market products, which consists of low to moderately-priced fragrances, cosmetics and health and beauty aids are designed for a broad customer base with limited purchasing power. We sell our products both in the United States and abroad. Mass merchandisers, discount stores and supermarkets continued to perform very well during the slowdown of the economy. Our Aziza line of cosmetics has achieved widespread acceptance with distribution in over 12,000 doors and growing. Our new line of health and beauty aids, which consist of shampoos, conditioners and lotions, under our Intimate brand, is currently distributed in over 4,000 doors with new doors being added monthly. We expect sales to continue to grow as our high volume, discount store customers open more stores, and we continue to develop new products for them.


COMPETITION

     The market for fragrances and beauty related products is highly competitive and sensitive to changing mass market preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy -- regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

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

     The market for health and beauty aids is also highly competitive, and is dominated by large multi-national companies such as Unilever and Proctor and Gamble. We compete primarily with a low price point coupled with the recognition of our brand name, Intimate.

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

     Overall spending on marketing and point of sale support aggregated approximately $15.2 million in 2001 with approximately $4.5 million in point of sale support, which is included in cost of sales and $10.7 million in other marketing costs, included in selling expenses. Distributors of our product lines contribute a similar amount for additional marketing support. The cost of launching a new product (molds and tools, start-up costs and communication costs, media, etc.) generally varies from $0.2 million to $2.0 million.

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

     Our brand name portfolio, which has been steadily increasing since 1988, is now made up essentially of seven brand names, each of which has a variety of product lines. Net sales of Burberry products accounted for 40.8%, 37.8% and 37.5% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

     In addition, we have planned several new product launches for 2002 including:

     o FUBU Plush

     o Burberry Baby Touch

     o Bazar from Christian Lacroix

     o Celine bath line

     o S.T. Dupont

     BURBERRY (BURBERRY OF LONDON, WEEK END, BURBERRY TOUCH)

     Burberry is our leading selective brand name and we are operating under the terms of an exclusive worldwide license agreement entered into in 1993. In February 2000, we extended the license agreement until December 31, 2006, and in 2001 we expanded the license to include baby fragrance and toiletry products. Burberry enjoys a very distinctive, upscale-market and classic image, with an undeniable international cachet.

     In August 2000, we launched two new Burberry perfume lines, Burberry Touch, for men and Burberry Touch for women, and in 2001, we extended the Burberry Touch line to bath products. These lines are designed with a style intended to be consistent with the new, more modern and trend-setting Burberry brand image. For 2002, we intend to launch a Burberry Baby Touch line of alcohol free fragrances.


     S.T. DUPONT
     (S.T. DUPONT PARIS, SIGNATURE)

     In June 1997 we signed an 11-year exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Based on a strong international luxury image, two lines launched in September 1998 made a promising start with a strong sell through. A line of bath products introduced during the first half of 1999 further enhanced the image of the brand.

     In March 2000 we launched a new S.T. Dupont Signature line of two new highly selective perfumes, designed around the theme of writing for which S.T. Dupont is famous. However, the Signature line has not met our overall expectations, and we are working on the development of a new S.T. Dupont line to be launched in the latter part of 2002 or early in 2003.

     PAUL SMITH

     We signed a 12-year exclusive license agreement with Paul Smith in December 1998 for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. This license represents a new avenue for growth, as it provides us with a unique opportunity in designer perfumes, a sector from which we have been absent until now.

     Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor. These images, in conjunction with a growing audience, provide the justification for the creation of a perfume and cosmetics line. We launched our first line of Paul Smith perfumes in certain international markets beginning in July 2000 and continued the international roll-out throughout 2001.

     CHRISTIAN LACROIX
     (EAU FLORALE, BAZAR)

     In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our first Christian Lacroix line, Eau de Parfum, was launched in Europe during 1999. During 2000, we launched the line in the United States, with an exclusive distribution arrangement with Saks Fifth Avenue, and in South America. During 2001, we launched a lighter eau de toilette fragrance., Eau de Florale.

     For 2002, we have developed a new line for Christian Lacroix fragrances called Bazar from Christian Lacroix, which is planned to make its debut in the second quarter of 2002.

     CELINE

     In May 2000 we entered into an exclusive worldwide license agreement for the development, manufacturing and distribution of fragrance lines under the Celine brand name with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. We launched two new fragrance lines the fourth quarter of 2001, and the initial consumer response was very good. We also plan to market a new Celine bath line in the third quarter of 2002.

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

     FUBU
     (FUBU PLUSH)

          In June 2000 we signed an exclusive worldwide agreement with FUBU The Collection to produce and sell men's and women's fragrances. Our agreement with FUBU will allow us to offer a new, contemporary fragrance to consumers. Everything about the FUBU fragrance lines we are developing, from scent to packaging, advertising and marketing, will complement the lifestyle image of the FUBU collections. Our FUBU Plush fragrance line for men and women will be launched in specialty retail stores and international markets beginning in the second quarter of 2002 with the mid tier department stores launch following in the third quarter 2002.

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

     MOLYNEUX
     (QUARTZ, QUARTZ POUR HOMME, MODERN QUARTZ)

     The Molyneux brand name, which we purchased in March 1994, was originally created at the turn of the century by the fashion designer Edouard Molyneux, and ranks among the institutional brand names of French perfumery. Molyneux enjoys a very prominent market position in South America, especially through the "Quartz" line for women, which was launched in 1978. The Molyneux brand provides synergies with the Burberry brand name among duty-free operators (joint sales areas, use of the same demonstrators, and enhanced positioning for negotiating with duty-free operators and other customers). The Molyneux name is also well established in France and other Western European countries. In January 2000 we launched a totally new line, called Modern Quartz, by Molyneux, in a modernistic package and in 2001 we launched a men's version, Modern Quartz for Men.

     OTHER SELECTIVE BRAND NAMES

     We also create, develop and market the following products:

o Parfums Weil, which includes "Eau de Fraichaur" and "Bambou" which are sold predominantly in France and Europe.

o Regine's, whose "Regine's for men" line is primarily distributed in the Middle East.

     The following is a summary of the prestige brand names owned or licensed by us:


                                                                       PURCHASE
                                                                       PRICE
                    LICENSED    DATE                                   (IN
BRAND NAME          OR OWNED    ACQUIRED   TERM                        MILLIONS)

Burberry            Licensed    July 93    13 years                     $0.0
S.T. Dupont         Licensed    July 97    11 years                      1.0
Paul Smith          Licensed    Dec. 98    12 years                      0.0
Celine              Licensed    May 00     11 years from January 2001,   0.0
                                           with an additional 5-year
                                           option term
Molyneux            Owned       Mar. 94    N/A                           4.2
Weil                Owned       Mar. 94    N/A                           1.8
Regine's            Licensed    June 88    Year to year                  0.0
Christian Lacroix   Licensed    Mar. 99    11 years                      0.0
FUBU                Licensed    June 00    6 1/2 years with three        0.0
                                           additional 2-year
                                           option terms.


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

     Our alternative designer fragrances encompass a complete and increasing array of fragrances, body sprays, deodorants and perfumed creams. Product line extensions into additional personal care products are ongoing and development of new and innovative product lines is a continuous process.

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

     Under the terms of a license agreement signed in 1990 with Jordache Enterprises, we have capitalized on the strength and awareness of the Jordache trademark. Our rights under this license agreement, which terminate on 30 June 2005 unless further renewed, are subject to certain minimum sales requirements and the payment of royalties. Recent new introductions in the fragrance category are directed at and focused on the younger, trendy mass market consumer who is the core of the Jordache franchise. New packaging, which utilizes the latest in graphic technology, is both innovative and attractive. We expect to continue this trend with additional line extensions under the Jordache brand name.

     MASS MARKET COSMETICS

     We purchased the trademark, Aziza, for cosmetics from Unilever N.V. in 1995. After extensive market research and product development, we launched an Aziza product line in February 1996. Aziza was the first mass market cosmetic brand to focus solely on the eyes. The recognition of the Aziza trade name provided us with the opportunity to introduce a new cosmetic line with an existing loyal customer base.

     During August 1999 we introduced a new Aziza line of low priced eyeshadow kits, mascara, and pencils, which is geared towards the young teen market. This product line, with its low suggested retail prices, is being distributed to mass market retailers and discount chains, including the 99 Cent and Dollar Store markets.

     New product development is ongoing with foundation, lipstick, nail polish and implements having recently been added to the line. Aziza is presently distributed in approximately 12,000 mass market outlets throughout the United States.

     MASS MARKET HEALTH AND BEAUTY AIDS

     During the second quarter of 2001, we introduced a new line of mass market health and beauty aids under our Intimate brand, consisting of shampoo, conditioner, hand lotion and baby oil. We distribute this line to the same mass market retailers and deep discount chains as our Aziza cosmetic line. Intimate health and beauty aids are presently distributed in approximately 4,000 mass market outlets throughout the United States.

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

     Under various license agreements we have the right to use certain registered trademarks throughout the world. These registered trademarks include:

     o  Burberry
     o  S.T. Dupont
     o  Paul Smith

     o  Christian Lacroix
     o  Celine
     o  Regine's
     o  Jordache
     o  FUBU

     In addition, we are the registered trademark owner of:

     o  Intimate
     o  Aziza
     o  Parfums Molyneux, Captain, Quartz and Lord
     o  Parfums Weil, Bambou, Antilope, Eau de Fraichaur and Kipling
     o  Beverly
     o  Fire
     o  Fleur de Paris



EMPLOYEES

     As of March 1, 2002 we had 99 full-time employees world-wide. Of these, 43 are engaged in sales activities and 56 in administrative and marketing activities.

     As of March 1, 2002 we had 37 full-time United States employees. Of these, 10 were engaged in sales activities and 27 in administrative and marketing activities.

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

     The market for name brand and mass market color cosmetics, as well as health and beauty aids, is highly competitive, with several major cosmetic companies marketing similar products. However, we believe that brand recognition of the Aziza and Intimate brand names, together with the quality and competitive pricing of our products, enables us to compete with these companies in the mass market.

     We cannot assure you that sufficient demand for our existing fragrances, cosmetics and health and beauty aids will continue or that we will develop future products that will withstand competition.

OUR RELIANCE ON THIRD PARTY MANUFACTURERS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     We rely on outside sources to manufacture our fragrances and cosmetics. Although we enter into agreements with these third party contractors in anticipation of requirements based upon internal estimates, the failure of such third party manufacturers to deliver either components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternate manufactures available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over which we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

THE INTERNATIONAL CHARACTER OF OUR BUSINESS RENDERS US SUBJECT TO FLUCTUATION IN FOREIGN CURRENCY EXCHANGE RATES AND INTERNATIONAL TRADE TARIFFS, BARRIERS AND OTHER RESTRICTIONS.

     In an effort to reduce our exposure to foreign currency exchange fluctuations, approximately 31% of our Paris subsidiary's net sales are sold in US dollars. We engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, France, Canada or other countries might also have a material adverse effect on our business.

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

WE MAY BE SUBJECT TO POSSIBLE LIABILITY FOR IMPROPER COMPARATIVE ADVERTISING OR "TRADE DRESS".

     Brand name manufacturers and sellers of brand name products may make claims of improper comparative advertising or trade dress (packaging) with respect to the likelihood of confusion between some of our mass market fragrances, cosmetics and health and beauty aids, and those of brand name manufacturers and sellers. They may seek damages for loss of business or injunctive relief to seek to have the use of the improper comparative advertising or trade dress halted. However, we believe that our displays and packaging constitute fair competitive advertising and are not likely to cause confusion between our products and others. Further, we have not experienced to any material degree, any of such problems to date.

ITEM 2.  PROPERTIES

     Our corporate headquarters and United States operations are located in approximately 7,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a five year term ending October 31, 2002. Our monthly rental is approximately $19,000, which is subject to escalations. We are discussing a potential lease extension with our landlord, as well as looking at other potential locations. As we believe there is comparable space available, we do not anticipate having difficulties in finding suitable office space.

     Our Paris based subsidiary maintains offices located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to two leases. The first lease is for approximately 4,000 square feet. The second lease is for approximately 2,000 square feet. Both of these leases expire in July 2005, unless terminated earlier by either party on six months written notice at three year specified intervals. The annual rentals are 833,000 French francs for the first lease and 467,000 French francs for the second lease. Rent is subject to escalations each July 1.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our company's common stock, $.001 par value per share, is traded on The Nasdaq Stock Market (National Market System) under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock, which has been adjusted to reflect the 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.

         -------------------- --------------------- ---------------------

         Fiscal 2001          High Closing Price    Low Closing Price
         -------------------- --------------------- ---------------------
         Fourth Quarter       $   8.85              $ 7.05
         -------------------- --------------------- ---------------------
         Third Quarter        $ 13.50               $ 7.50
         -------------------- --------------------- ---------------------
         Second Quarter       $   9.60              $ 6.31
         -------------------- --------------------- ---------------------
         First Quarter        $   7.41              $ 5.71
         -------------------- --------------------- ---------------------

         -------------------- --------------------- ---------------------
         Fiscal 2000          High Closing Price    Low Closing Price
         -------------------- --------------------- ---------------------
         Fourth Quarter       $   6.33              $ 5.09
         -------------------- --------------------- ---------------------
         Third Quarter        $   6.00              $ 4.59
         -------------------- --------------------- ---------------------
         Second Quarter       $   6.29              $ 4.69
         -------------------- --------------------- ---------------------
         First Quarter        $   6.00              $ 4.00
         -------------------- --------------------- ---------------------

     As of March 1, 2002, the number of record holders, which include brokers and broker's nominees, ETC., of the company's common stock was 79. We believe there are in excess of 500 beneficial owners of the company's common stock.

DIVIDENDS

     We have not paid cash dividends since inception. However, our Board of Directors has authorized our first cash dividend of $.06 per share, payable $.015 per share quarterly. The first cash dividend of $.015 per share is to be paid on 15 April 2002 to shareholders of record on 31 March 2002.

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

SALES OF UNREGISTERED SECURITIES

     We did not issue any equity securities which were not registered under the Securities Act of 1933 during the last quarter of the last fiscal year and through the date of this report, other than the grant of stock options.

     The following sets forth certain information as to all options granted to purchase our common stock during the last quarter of the last fiscal year and through the date of this report, which were not registered under the Securities Act. In each of the transactions, we granted options to affiliates (executive officers and directors) and employees. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public.

     On 27 November 2001, we granted options to purchase an aggregate of 178,075 shares for a five year period at the exercise price of $7.78 per share, the fair market value at the time of grant, to 32 employees and five executive officers under our 1999 Stock Option Plan.

     On 1 February 2002, we granted options to purchase an aggregate of 10,500 shares for a five year period at the exercise price of $7.955 per share, the fair market value at the time of grant, to seven directors under our 2000 Non-Employee Director Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

YEARS ENDED DECEMBER 31
(In Thousands Except Share and Per Share Data)

--------------------------------------------- ------------- --------------- -------------- ------------- -------------
                                                   2001          2000            1999           1998          1997
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Income Statement Data:
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Net Sales                                         $112,233      $101,582         $87,140        $89,388       $91,462
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Cost of Sales                                       57,887        51,873          45,325         47,417        49,388
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Selling, General and Administrative                 39,624        37,509          31,965         32,944        32,334
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Income Before Taxes and Minority Interest           15,456        13,539           9,868          9,164         8,172
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Net Income                                           8,119         6,589(2)        4,828          4,613         4,507(1)
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Net Income per Share(3):
   Basic                                              $.46          $.37            $.28           $.24          $.22
   Diluted                                            $.41          $.34            $.26           $.23          $.21
--------------------------------------------- ------------- --------------- -------------- ------------- -------------
Average Common Shares Outstanding(3):
   Basic                                        17,834,945    17,590,106      17,081,826     19,591,402    20,923,651
   Diluted                                      19,935,534    19,500,648      18,232,839     20,022,310    21,143,989
--------------------------------------------- ------------- --------------- -------------- ------------- -------------

     (1) Includes a nonrecurring charge, after taxes and minority interest, of $0.8 million relating to the divestiture of the Cutex license in 1997.

     (2) Includes nonrecurring charges aggregating $0.6 million and a gain of $0.6 million, all after taxes and minority interest. The charges represent an accrual for exposure relating to pending litigation of $0.2 million and a potential tax assessment of $0.4 million. The gain represents a realized gain on the sale of marketable securities.

     (3) Adjusted for 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.

     AS AT DECEMBER 31
(In Thousands Except Share and Per Share Data)

----------------------------------- ------------- -------------- --------------- --------------- ---------------
                                         2001           2000            1999            1998            1997
----------------------------------- ------------- -------------- --------------- --------------- ---------------
Balance Sheet Data:
----------------------------------- ------------- -------------- --------------- --------------- ---------------
Working Capital                         $68,204       $57,688         $52,402         $49,599         $44,842
----------------------------------- ------------- -------------- --------------- --------------- ---------------
Total Assets                            102,539        94,571          87,223          87,739          80,282
----------------------------------- ------------- -------------- --------------- --------------- ---------------
Long-Term Debt                            1,366         1,417           1,531             200             424
----------------------------------- ------------- -------------- --------------- --------------- ---------------
Shareholders' Equity                     65,091        55,061          52,361          53,680          50,194
----------------------------------- ------------- -------------- --------------- --------------- ---------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     INTRODUCTION

     We are a leading manufacturer and distributor of fragrances, cosmetics and health and beauty aids. We combine innovation and creativity to produce quality products for our customers around the world.

     We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and mass market perfumes, cosmetics and health and beauty aids:

o Prestige products - for each prestige brand, owned or licensed by us, we develop an original concept for the perfume consistent with world market trends.

o Mass market products - we design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass market cosmetics and health and beauty aids.

     We have entered into two (2) licenses with affiliates of our strategic partner, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

     2001 COMPARED TO 2000

     In 2001 we set another new sales record. Net sales for the year ended December 31, 2001 increased 10.5% to a record $112.2 million, as compared to $101.6 million in 2000. At comparable foreign currency exchange rates, net sales actually rose 12% in 2001 as compared to the prior year. The increase in net sales is attributable to increases in both our prestige and mass market product lines.

     Prestige product sales, which were up approximately 13% in 2001, were spurred by the select global roll-out unveiled in the fourth quarter of 2000 of our Burberry Touch fragrance line. The success of the fragrance line supported the launch of our Burberry Touch bath line in March 2001. During the year, we also continued the geographic expansion of our Paul Smith fragrance line, which was initially introduced in the third quarter of 2000. In addition, in October 2001, our Celine fragrance line debuted in the United States and France. The Celine fragrance launch began slowly in the weeks following September 11th. However, the brand has a strong following throughout Western Europe and Japan, and we will be increasing global distribution during 2002 as well as introducing a Celine bath line later this year.

     We have a strong line-up of new brands and brand extensions in our 2002 new product pipeline. FUBU Plush, will be available in select specialty stores and certain international markets during the second quarter of 2002. Shortly thereafter, FUBU Plush will mark its official launch in mid tier department stores. Our Burberry baby line is hitting the stores now and we are very enthusiastic about our new Christian Lacroix fragrance line, Bazar, which is scheduled to be launched this spring.

     Net sales of mass market products were up 5% for the year ended December 31, 2001, as compared to 2000. This increase is the result of the 2001 launch of our new line of health and beauty aids and the continuing success of our Aziza line of cosmetics. New product development is well under way to enlarge both lines throughout 2002.

     In an attempt to gain market share in mass market fragrances, we recently entered into a letter of intent with Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding, to purchase certain of its mass market fragrance brands and certain inventories. Tristar is one of our major competitors in mass market fragrances and the brands contemplated to be purchased are sold in the same distribution channel as that of our current mass market fragrance lines.

     The letter of intent provides for us to purchase certain assets for approximately $10 million with the remaining assets of Tristar to be purchased by a new company to be formed by existing management of Tristar together with its unsecured creditors. Our ultimate purchase price depends upon the results of a due diligence investigation of Tristar. In addition, the letter of intent contemplates a manufacturing agreement with this new company together with a non-competition agreement for mass market fragrances and cosmetics.

     The proposed acquisition is subject to a number of factors, which could prevent the acquisition from occurring. These factors include: acceptance of the letter of intent by Tristar's creditors, approval of the Bankruptcy Court, negotiation, execution and delivery of a definitive acquisition agreement and a due diligence investigation.

     In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

     Gross profit margins held steady at 48.4% of net sales for the year ended December 31, 2001, as compared to 48.9% in 2000. Gross profit margins have remained ahead of our target rates of 45% to 46% primarily as a result of the strong dollar in relation to the Euro. This results from the fact that certain European sales are denominated in US dollars. In addition, our prestige fragrance lines, which have been growing at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines.

     Selling, general and administrative expenses increased to $39.6 million for the year ended December 31, 2001, as compared to $37.5 million in 2000 and declined to 35% of sales for the year ended December 31, 2001, as compared to 37% of sales in 2000. Our mass market sales do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable. As a result, the increase in mass market sales enables us to spread our fixed costs over a larger net sales base. On the other hand, promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. Promotion and advertising expense was approximately 14% of prestige fragrance sales in 2001, as compared to 15% in 2000, a year that included a higher number of new fragrance launches.

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

     During the year ended December 31, 2000 we sold marketable securities and realized a gain of $1.4 million ($645,000 after taxes and minority interest). On occasion, we invest excess cash in marketable securities, which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. At December 31, 2000, we had no remaining marketable security positions and there were no marketable security transactions in 2001.

     Interest expense was $300,000 for the year ended December 31, 2001, as compared to $400,000 in 2000. We use the credit lines available to us, as needed, to finance our working capital needs.

     We recognized a gain on foreign currency of $100,000 for the year ended December 31, 2001 as compared to a loss of $200,000 in 2000. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

     Our effective income tax rate was 37% for the year ended December 31, 2001, as compared to 42% in 2000. The effective tax rate for the year ended December 31, 2000 included a $480,000 ($370,000 after minority interest) accrual to cover the potential exposure related to tax audits of Inter Parfums, S.A. commenced by the French Tax Authorities. Excluding such charge our effective tax rate for 2000 was 38%.

     Net income increased 23% to $8.1 million for the year ended December 31, 2001, as compared to $6.6 million in 2000. Net income for the year ended December 31, 2000 includes charges of $630,000 and a gain of $645,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities.

     After giving effect to our 3 for 2 stock split effected in September 2001, diluted earnings per share increased 20% to $0.41 for the year ended December 31, 2001, as compared to $0.34 in 2000. Weighted average shares outstanding aggregated 17.8 million for the year ended December 31, 2001, as compared to
17.6 million in 2000. On a diluted basis, average shares outstanding was 19.9 million for the year ended December 31, 2001, as compared to 19.5 million in 2000.


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

     Growing sales within existing product lines, new product launches and an active new business development program are how we plan to continue to grow our business in the year 2001 and beyond. During the year ended December 31, 2000 we signed an exclusive worldwide license agreement with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. Our first line of Celine fragrances is expected to debut in October 2001. Also during fiscal 2000, we signed an exclusive worldwide license agreement with FUBU The Collection to produce and sell men's and women's fragrances. We anticipated that the first FUBU fragrance line for men and women will be launched in 2002.

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

     Interest expense was $400,000 for the year ended December 31, 2000, as compared to $300,000 in 1999. We use the credit lines available to us, as needed, to finance our working capital needs.

     We incurred a loss on foreign currency of $200,000 for both of our last two fiscal years. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

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

     After giving effect to our 3 for 2 stock split effected in June 2000 and our 3 for 2 stock split effected in September 2001, diluted earnings per share increased 31% to $0.34 for the year ended December 31, 2000, as compared to $0.26 in 1999. Weighted average shares outstanding aggregated 17.6 million for the year ended December 31, 2000, as compared to 17.1 million in 1999. On a diluted basis, average shares outstanding was 19.5 million for the year ended December 31, 2000, as compared to 18.2 million in 1999. Shares repurchased pursuant to our stock repurchase program, offset shares issued upon exercise of stock options. However, the increase in our stock price has increased the dilutive effect of outstanding stock options, thereby increasing diluted shares outstanding.


LIQUIDITY AND FINANCED RESOURCES

     Profitable operating results continue to strengthen our financial position. At December 31, 2001, working capital aggregated $68 million and we had a working capital ratio of 3.7 to 1. Cash and cash equivalents aggregated $29 million and our net book value was $3.48 per outstanding share as of December 31, 2001. Furthermore, we had only $1.4 million in long-term debt.

     On occasion we use a portion of our cash to make investments in marketable equity securities classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. These investments are made to maximize our return on cash. As of December 31, 2000 we had no marketable security positions and we had no marketable security transactions during 2001.

     Our short-term financing requirements are expected to be met by available cash at December 31, 2001, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2001 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

     Cash provided by operating activities aggregated $7.0 million for the year ended December 31, 2001 as compared to $0.2 million in 2000. At December 31, 2001, accounts receivable and inventories were up 5% and 13%, respectively, from December 31, 2000 after eliminating the effect of changes in foreign currency exchange rates. These increases are in line with our 12% constant dollar sales increase. Our sales growth for the year ended December 31, 2000, of 30%, in constant dollars, was highly concentrated in the latter part of that year as a result of our Paul Smith and Burberry Touch launches. The inventory buildup to support those launches as well as to support the anticipated growth going into 2001, was the primary reason for the relatively low level of cash flow from operations for the year ended December 31, 2000.

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

     As previously discussed, in an attempt to gain market share in mass market fragrances, we recently entered into a letter of intent with Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding, to purchase certain of its mass market fragrance brands and certain inventories. If we purchase the inventory, then we will pay the purchase price for the inventory in cash. We do not believe that such use of cash will adversely affect our liquidity.

     In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency, the Euro. The transition period for the introduction of the Euro was completed on January 1, 2002. The introduction of the Euro and the phasing out of other currencies have not had any material impact on our consolidated financial statements.

     Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2001.

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

FOREIGN EXCHANGE RISK MANAGEMENT

     We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Inter Parfums, S.A., our French subsidiary, whose functional currency is the Euro.

All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

     All derivative instruments are required to be reflected as either assets or liabilities in the balance sheet measured at fair value. Generally, increases or decreases in fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in other comprehensive income.

     Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in foreign currency rates. High effectiveness means that the change in the value of the derivative will effectively offset the change in the fair value of the hedged item. We measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness is recognized in the income statement.

     We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $6.8 million. The foreign currencies included in these contracts are principally the U.S. dollar.

INTEREST RATE RISK MANAGEMENT

     We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At December 31, 2001 we had (1) interest rate swap agreement outstanding to convert $1.4 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long term debt due in 2005. At December 31, 2001, the EURIBOR rate was 3.3%. If interest rates were to rise 1% per annum over the remaining term of the long term debt, then we would incur a loss of $35,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required financial statements commence on page F-1.

SUPPLEMENTARY DATA

                                            QUARTERLY DATA (UNAUDITED)
                                        FOR THE YEAR ENDED 31 DECEMBER 2001
                                  (In Thousands Except Share and Per Share Data)

---------------------------------------- --------------- -------------- -------------- --------------- --------------
                                           1st  Quarter    2nd Quarter    3rd Quarter    4th Quarter     Full Year
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Net Sales                                    $ 31,043       $ 26,260        $ 27,628       $ 27,302      $ 112,233
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Cost of Sales                                  15,429         13,701          14,347         14,410         57,887
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Net Income                                      2,031          1,941           1,922          2,224          8,119
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Net Income per Share(1):
   Basic                                         $.12           $.11            $.11           $.12           $.46
   Diluted                                       $.10           $.10            $.10           $.11           $.41
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Average Common Shares
Outstanding(1):
   Basic                                   17,448,015     17,446,166      17,788,416     18,657,183     17,834,945
   Diluted                                 19,639,935     19,985,022      20,166,681     19,950,482     19,935,534
---------------------------------------- --------------- -------------- -------------- --------------- --------------

(1) Adjusted for 3:2 stock split (50% stock dividend) paid in September 2001.

                                            QUARTERLY DATA (UNAUDITED)
                                        FOR THE YEAR ENDED 31 DECEMBER 2000
                                  (In Thousands Except Share and Per Share Data)

---------------------------------------- --------------- -------------- -------------- --------------- --------------

                                         1st  Quarter    2nd Quarter    3rd Quarter    4th Quarter     Full Year
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Net Sales                                     $22,169        $24,277         $25,940       $ 29,196       $101,582
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Cost of Sales                                  12,245         12,541          13,923         13,164         51,873
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Net Income                                      1,422          1,508           1,635          2,024          6,589
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Net Income per Share(1):
   Basic                                         $.08           $.09           $.09            $.12           $.37
   Diluted                                       $.07           $.08           $.08            $.10           $.34
---------------------------------------- --------------- -------------- -------------- --------------- --------------
Average Common Shares Outstanding(1):
   Basic                                   17,650,875     17,631,735      17,589,924     17,488,134     17,950,106
   Diluted                                 19,387,767     19,539,680      19,520,423     19,554,855     19,500,648
---------------------------------------- --------------- -------------- -------------- --------------- --------------

(1) Adjusted for 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     As of the date of this report, our executive officers and directors were as follows:

--------------------------------------------------------------------------------
Name                       Position
-------------------------- -----------------------------------------------------
Jean Madar                 Chairman of the Board, Chief Executive Officer of
                           Inter Parfums, Inc. and Director General of Inter
                           Parfums, S.A.
-------------------------- -----------------------------------------------------
Philippe Benacin           Vice Chairman of the Board, President of Inter
                           Parfums, Inc. and President of Inter Parfums, S.A.
-------------------------- -----------------------------------------------------
Russell Greenberg          Director, Executive Vice President and Chief
                           Financial Officer
-------------------------- -----------------------------------------------------
Francois Heilbronn         Director
-------------------------- -----------------------------------------------------
Joseph A. Caccamo          Director
-------------------------- -----------------------------------------------------
Jean Levy                  Director
-------------------------- -----------------------------------------------------
Robert Bensoussan-Torres   Director
-------------------------- -----------------------------------------------------
Daniel Piette              Director
-------------------------- -----------------------------------------------------
Jean Cailliau              Director
-------------------------- -----------------------------------------------------
Philippe Santi             Director and Director of Finance, Inter Parfums, S.A.
-------------------------- -----------------------------------------------------
Serge Rosinoer             Director
-------------------------- -----------------------------------------------------
Bruce Elbilia              Executive Vice President
-------------------------- -----------------------------------------------------
Wayne Hamerling            Executive Vice President
-------------------------- -----------------------------------------------------
Eric de Labouchere         Director of Operations, Inter Parfums, S.A.
-------------------------- -----------------------------------------------------
Frederic Garcia-Pelayo     Director of Export Sales, Inter Parfums, S.A.
--------------------------------------------------------------------------------

     The directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have entered into a Shareholders' Agreement relating to certain corporate governance issues, including increasing the number of Board members from seven to ten, granting two seats on the Board of directors to designees of LV Capital USA, Inc. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have each agreed to vote for each others nominees for directors. The number of members of our Board of Directors was increased to 11 by the addition of Serge Rosinoer in December 2000 by the unanimous vote of our board.

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

JEAN MADAR

     Jean Madar, age 41, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director

General of Inter Parfums, S.A., the Company's subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

PHILIPPE BENACIN

     Mr. Benacin, age 43, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

RUSSELL GREENBERG

     Mr. Greenberg, age 45, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

FRANCOIS HEILBRONN

     Mr. Heilbronn, age 41, a Director since 1988 and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

JOSEPH A. CACCAMO

     Mr. Caccamo, age 46, a Director since 1992, is an attorney with the law firm of Becker & Poliakoff, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became counsel to us. From August 1992 through September 1997, he was a director of and general counsel to, Hydron Technologies, Inc., a publicly traded company primarily engaged in the development of cosmetic and personal care products.

JEAN LEVY

     Jean Levy, age 69, a Director since August 1996 and a member of the audit, stock option and executive compensation committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris". Mr. Levy is also a director of the following foreign public companies:
Escada Beaute Worldwide (a subsidiary of Escada Group), Rallye, S.A. and Zannier Group. In addition, Mr. Levy is also a director (Chairman of the Board until he resigned in October 2001) of Financiere d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business.

ROBERT BENSOUSSAN-TORRES

     Robert Bensoussan-Torres, age 44, has been a Director since March 1997. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

DANIEL PIETTE

     Mr. Piette, age 57 and a director since December 1999, is also a member of the executive compensation committee of the Board of Directors. Mr. Piette is the Chairman of LV Capital USA, Inc. ("LV Capital"), the US vehicle of LV Capital SA, which is the investment arm of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH") the world's largest luxury goods conglomerate. Mr. Piette is the President of L Capital Management, a new private equity fund sponsored by LVMH. For the past ten (10) years, he has been a Group Executive Vice President of LVMH. Mr. Piette is also a non-executive director of D.S. Smith Holdings PLC (London) as well as a member of the Board of Overseers of ESSEC (Paris) and Columbia Business School (New York).

JEAN CAILLIAU

     Mr. Cailliau, age 39 and a director since December 1999, is also a member of the audit and the stock option committees of the Board of Directors. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. He is the CEO of LV Capital USA Inc., its United States vehicle. In January 2001 he became a Directeur of L Capital Management, a new private equity fund sponsored by LVMH. For the past 8 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

SERGE ROSINOER

     Mr. Rosinoer, age 69, was appointed to the Board of Directors in December 2000. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of 4 billion French francs and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company's European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Exterieur de la France.

BRUCE ELBILIA

     Mr. Elbilia, age 43, Executive Vice President, joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. From 1994 to 2001, Mr. Elbilia was head of international sales and marketing for United States operations, and had expanded export sales to South America, the Middle East and Eastern Europe. In 2001, Mr. Elbilia became head of our FUBU marketing team. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C.

WAYNE C. HAMERLING

     Mr. Hamerling, age 45, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over twenty (20) years experience in the fragrance and cosmetic business. Mr. Hamerling, who attended Rutgers University, has also been actively involved in marketing of our United States mass market business for the past three (3) years, and helped develop our Aziza line and our new health and beauty aid line.

PHILIPPE SANTI

     Philippe Santi, age 40 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi is a Certified Accountant and Statutory Auditor in France.

ERIC DE LABOUCHERE

     Eric de Labouchere, age 47, is the Director of Operations of Inter Parfums, S.A. He has been employed by Inter Parfums, S.A. since October 1986 in product development, purchasing and marketing.

FREDERIC GARCIA-PELAYO

     Frederic Garcia-Pelayo, age 43, has been the Director of Export Sales of Inter Parfums, S.A. since September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 and any amendments to such forms furnished to us, and written representations from various reporting persons furnished to us, except as set forth below, we are not aware of any reporting person who has failed to file the reports required to be filed under
Section 16(a) of the Securities Exchange Act of 1934 on a timely basis. Mr. Philippe Santi filed a Form 5 late, which disclosed the grant of one stock option.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer and each of the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during fiscal years ended 31 December 2001, 31 December 2000 and 31 December 1999:

                                                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                          Long Term Awards
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Securities
                                                                          Other Annual         Underlying        All Other
Name and Principal Position          Year     Salary ($)    Bonus ($)     Compensation ($)     Options (#)(1)    Compensation
----------------------------------- ------  ------------- ------------- -------------------- ------------------ ---------------
Jean Madar, Chairman of the Board,   2001      330,000       150,000        6,709,215(2)          50,000              -0-
Chief Executive Officer of Inter     2000      280,000       100,000          273,000(3)           -0-(4)             -0-
Parfums, Inc. and Director General   1999      280,000        48,000          765,500(5)         618,750              -0-
of Inter Parfums, S.A.
----------------------------------- ------  ------------- ------------- -------------------- ------------------ ---------------
Philippe Benacin(6), President of    2001      117,872        67,804        6,712,215(7)          50,000              -0-
Inter Parfums, Inc. and President    2000      117,318        65,642          278,000(8)           -0-(4)             -0-
of Inter Parfums, S.A.               1999      136,000        16,000          765,500(9)         618,750              -0-
----------------------------------- ------  ------------- ------------- -------------------- ------------------ ---------------
Russell Greenberg, Executive         2001      260,000        18,000           70,315(10)         18,000              -0-
Vice President and Chief             2000      245,000        13,000           69,174(11)         18,000              -0-
FinancialOfficer                     1999      230,000         5,000          225,819(12)         74,250              -0-
----------------------------------- ------  ------------- ------------- -------------------- ------------------ ---------------
Bruce Elbilia, Executive             2001      198,000          -0-            40,365(13)         18,000              -0-
Vice President                       2000      178,000        10,000           24,752(14)         18,000              -0-
                                     1999      160,500         5,000          262,467(15)         74,250              -0-
----------------------------------- ------  ------------- ------------- -------------------- ------------------ ---------------
Wayne C. Hamerling, Executive        2001      186,120        15,000           65,563(16)         18,000              -0-
Vice President                       2000      176,120        10,000          111,438(17)         18,000              -0-
                                     1999      166,120        13,000          326,682(18)         74,250              -0-
-------------------------------------------------------------------------------------------------------------------------------

[Footnotes to Table]
--------------------
(1) Adjusted to reflect 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.
(2) Consists of lodging expenses of $48,000 and $6,661,215 realized upon exercise of options.
(3) Consists of lodging expenses of $48,000 and $225,000 realized upon exercise of options.
(4)  Options to purchase 5,334 shares of Inter Parfums, S.A. were granted.
(5) Consists of lodging expenses of $ 48,000 and $708,500 realized upon exercise of options.
(6) Compensation figures for Mr. Benacin are approximate, as he was paid in French francs, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods.
(7) Consists of lodging expenses of $38,000, $15,000 for automobile expenses and $6,661,215 realized upon exercise of options.
(8) Consists of lodging expenses of $38,000, $15,000 for automobile expenses and $225,000 realized upon exercise of options.
(9) Consists of lodging expenses of $42,000, $15,000 for automobile expenses and $708,500 and realized upon exercise of options.
(10) Consists of $2,214 for automobile expenses and $68,161 realized upon exercise of options.
(11) Consists of $2,214 for automobile expenses and $67,500 realized upon exercise of options.
(12) Consists of $2,214 for automobile expenses and $223,605 realized upon the exercise of options.
(13) Consists of selling commissions.
(14) Consists of selling commissions.
(15) Consists of $27,985 selling commissions and $234,482 realized upon the exercise of options.
(16) Consists of selling commissions of $61,063; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $9,954 realized upon the exercise of options.
(17) Consists of selling commissions of $54,438; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $52,500 realized upon the exercise of options.

(18) Consists of selling commissions of $43,388; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $278,794 realized upon the exercise of options.

     The following table sets forth certain information relating to stock option grants during Fiscal 2001 to our Chief Executive Officer and each of the four most highly compensated executive officers of the company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2001:

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                 POTENTIAL REALIZED VALUE AT
                                                                 ASSUMED ANNUAL RATES OF STOCK
                          INDIVIDUALIZED GRANTS                  PRICE APPRECIATION FOR OPTION TERM
------------------------ ------------- -------------- ---------- ------------ ----------- -----------
Name                     Number of     % of Total     Exercise   Expiration   Five (5%)   Ten (10%)
                         Securities    Options/SARs   or Base    Date         Percent     Percent
                         Underlying    Granted to     Price                   ($)         ($)
                         Options       Employees in   ($/Sh)
                         Granted (#)   Fiscal Year
------------------------ ------------- -------------- ---------- ------------ ----------- -----------
Jean Madar               50,000        23.9           7.78       26 Nov 06    107.474     237,488
------------------------ ------------- -------------- ---------- ------------ ----------- -----------
Philippe Benacin         50,000        23.9           7.78       26 Nov 06    107.474     237,488
------------------------ ------------- -------------- ---------- ------------ ----------- -----------
Russell Greenberg        18,000         8.6           7.78       26 Nov 06     38.690      85,496
------------------------ ------------- -------------- ---------- ------------ ----------- -----------
Bruce Elbilia            18,000         8.6           7.78       26 Nov 06     38,690      85,496
------------------------ ------------- -------------- ---------- ------------ ----------- -----------
Wayne Hamerling          18,000         8.6           7.78       26 Nov 06     38,690      85,496
------------------------ ------------- -------------- ---------- ------------ ----------- -----------

     The following table sets forth certain information relating to option exercises effected during Fiscal 2001, and the value of options held as of December 31, 2001 by each of our Chief Executive Officer and the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2001:

                   AGGREGATE OPTION EXERCISES FOR FISCAL 2001
                           AND YEAR END OPTION VALUES

--------------------------- ------------------- ------------- --------------------------- -------------------------
                                                              Number of Unexercised       Value(1) of Unexercised
                                                              Options at December 31,     In-the-Money Options at
                                                              2001(#)                     December 31, 2001($)
--------------------------- ------------------- ------------- --------------------------- -------------------------
                              Shares Acquired     Value ($)         Exercisable/                Exercisable/
          Name                on Exercise         Realized2         Unexercisable               Unexercisable
--------------------------- ------------------- ------------- --------------------------- -------------------------
Jean Madar(3)                 899,625             6,661,215          868,250/-0-                 3,949,974/-0-
--------------------------- ------------------- ------------- --------------------------- -------------------------
Philippe Benacin(3)           899,625             6,661,215          868,250/-0-                 3,949,974/-0-
--------------------------- ------------------- ------------- --------------------------- -------------------------
Russell Greenberg              14,625                68,161          108,000/-0-                   382,400/-0-
--------------------------- ------------------- ------------- --------------------------- -------------------------
Bruce Elbilia                   -0-                   NA              36,000/-0-                    43,680/-0-
--------------------------- ------------------- ------------- --------------------------- -------------------------
Wayne C. Hamerling              2,225                 9,954          105,775/-0-                   373,354/-0-
--------------------------- ------------------- ------------- --------------------------- -------------------------

(1) Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $7.51 on 31 December 2001.

(2) Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.

(3) Each of Messrs. Madar and Benacin exercised options to purchase 899,625 shares of Common Stock by tendering to the Company 233,469 shares of Common Stock that they held. In addition, Mr. Madar tendered an additional 149,884 shares of Common Stock to the Company in payment of withholding taxes.


EMPLOYMENT AGREEMENTS

     As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin presently receives an annual salary of 135,000 Euros, which is approximately US$120,000, together with annual lodging expenses of approximately $38,000 and automobile expenses of approximately $15,000, which are subject to increase in the discretion of the Board of Directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

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

     In December 2000 our Board of Directors adopted our 2000 Nonemployee Stock Option Plan, as substantially all of the shares reserved under our 1997 Nonemployee Stock Option Plan had been allocated to outstanding options. This plan was approved by our stockholders at the annual meeting of shareholders held in July 2001. The purpose of this plan is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company.

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

     On 1 February 2002, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Daniel Piette and Jean Cailliau, and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $7.955 per share under the 2000 plan. The options held by Mr. Caccamo are held as nominee for his past and present law firms.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 15, 2002 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group:

------------------------------------- ---------------------- -------------------
Name and Address                      Amount of Beneficial   Approximate Percent
of Beneficial Owner                   Ownership(1)           of Class
------------------------------------- ---------------------- -------------------
Jean Madar
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France                    6,670,983(2)          34.0%
------------------------------------- ---------------------- -------------------
Philippe Benacin
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France                    6,500,017(3)          33.1%
------------------------------------- ---------------------- -------------------

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

(2) Consists of 5,802,733 shares held directly and 868,250 shares of common stock underlying options.

(3) Consists of 5,631,757 shares held directly and 868,250 shares of common stock underlying options.

------------------------------------- ---------------------- -------------------
Russell Greenberg
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176                       87,750(4)             Less than 1%
------------------------------------- ---------------------- -------------------
Francois Heilbronn
60 Avenue de  Breteuil
75007 Paris, France                      19,375(5)             Less than 1%
------------------------------------- ---------------------- -------------------
Joseph A. Caccamo, Esq.
Becker & Poliakoff, P.A.
3111 Stirling Road
Ft. Lauderdale, FL 33312                 10,000(6)             Less than 1%
------------------------------------- ---------------------- -------------------
Jean Levy
29 rue du Colisee
75008 Paris, France                       9,250(7)             Less than 1%
------------------------------------- ---------------------- -------------------
Robert Bensoussan-Torres
48, Boulevard Raspail
75006 Paris, France                       9,250(8)             Less than 1%
------------------------------------- ---------------------- -------------------
Bruce Elbilia
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176                        36,000(9)            Less than 1%
------------------------------------- ---------------------- -------------------
Wayne C. Hamerling
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176                        77,750(10)           Less than 1%
------------------------------------- ---------------------- -------------------
Daniel Piette
LV Capital
30 Avenue Hoche
75008, Paris, France                       7,000(11)           Less than 1%
------------------------------------- ---------------------- -------------------
Jean Cailliau
LV Capital
30 Avenue Hoche
75008, Paris, France                       7,000(12)           Less than 1%
------------------------------------- ---------------------- -------------------

(4)   Consists of shares of common stock underlying options.

(5) Consists of 10,125 shares held directly and 9,250 shares of common stock underlying options.

(6)   Consists of shares of common stock underlying  options,  which are held as
      nominee  for  his  employer.   Beneficial  ownership  of  such  shares  is
      disclaimed.

(7)   Consists of shares of common stock underlying options.

(8)   Consists of shares of common stock underlying options.

(9)   Consists of shares of common stock underlying options.

(10)  Consists of shares of common stock underlying options.

(11)  Consists  of  shares  of  common  stock  underlying  options.   Beneficial
      ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.

(12)  Consists  of  shares  of  common  stock  underlying  options.   Beneficial
      ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.

------------------------------------- ---------------------- -------------------
Philippe Santi
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France                        7,500(13)           Less than 1%
------------------------------------- ---------------------- -------------------
Serge Rosinoer
14 rue LeSueur
75116 Paris, France                        4,000(14)           Less than 1%
------------------------------------- ---------------------- -------------------
Eric de Labouchere
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France                        -0-                 NA
------------------------------------- ---------------------- -------------------
Frederic Garcia-Pelayo
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France                        -0-                 NA
------------------------------------- ---------------------- -------------------
LV Capital USA, Inc.
19 East 57th Street
New York, NY 10022                     3,653,550               19.5%
------------------------------------- ---------------------- -------------------
Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Fl.
Santa Monica, CA 90401                 1,228,051(15)            6.5%
------------------------------------- ---------------------- -------------------
Cannell Capital LLC
150 California Street
San Francisco, Ca 94111                1,009,275(16)            5.4%
------------------------------------- ---------------------- -------------------
All Directors and Officers
 as a Group (15 Persons)              17,119,940(17)           82.4%
------------------------------------- ---------------------- -------------------

     The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

(13)  Consists of shares of common stock underlying options.

(14)  Consists of shares of common stock underlying options.

(15) Information is derived from a Schedule 13G filed on 12 February 2002 of Dimensional Fund Advisor Inc., which may be deemed to be the beneficial owner of our common stock which is owned by its advisory clients. Dimensional Fund Advisor disclaims beneficial ownership of all of such shares.

(16)  Information  is derived from a Schedule  13G filed on 14 February  2002 by
      (i) Cannell Capital, LLC, a registered investment adviser ("IA"), (ii) J. Carlo Cannell ("Managing Member"), and certain of its investment advisory clients. IA has discretionary authority to buy, sell, and vote shares of our common stock for its investment advisory clients. Managing Member's beneficial ownership of our common stock is indirect as a result of Managing Member's ownership and management of IA.

(17) Consists of 11,444,615 shares held directly, and options to purchase 2,021,774 shares. It also includes 3,653,550 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

                      EQUITY COMPENSATION PLAN INFORMATION
================================================================================
Plan category            Number of         Weighted-average     Number of
                         securities to     exercise price of    securities
                         be issued         outstanding          remaining
                         upon              options, warrants    available for
                         exercise of       and rights           future issuance
                         outstanding                            under equity
                         options,                               compensation
                         warrants and                           plans
                         rights                                 (excluding
                                                                securities
                                                                reflected in
                                                                column (a))
                         (a)               (b)                  (c)
================================================================================
Equity compensation
plans approved by
security holders         2,198,075         $3.35                728,429
================================================================================
Equity compensation
plans not approved by
security holders         -0-               N/A                  -0-
================================================================================
Total                    2,198,075         $3.35                728,429
================================================================================


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH FRENCH SUBSIDIARIES

     In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement and the Paul Smith license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the Burberry and Paul Smith license agreements.

OPTION EXERCISE PAID WITH TENDER OF SHARES

     In September 2001, the Chief Executive Officer and the President each exercised 899,625 outstanding stock options of our common stock. The aggregate exercise price of $2,334,690 each, was paid by each of them tendering to us 233,469 shares of our common stock, previously owned by them, valued at $10.00 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 149,884 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, we expect to receive a tax benefit of approximately $4,800,000, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

REMUNERATION OF COUNSEL

     Joseph A. Caccamo, a director, was a partner of Nason, Yeager, Gerson, White & Lioce, P.A., our prior general counsel. He presently works for the law firm of Becker & Poliakoff, P.A., our general counsel. In Fiscal 2001, we paid Mr. Caccamo's prior firm an aggregate of $8,400, and we paid Becker & Poliakoff, P.A. an aggregate of $102,075, for legal fees and reimbursement of disbursements incurred on our behalf. Also during Fiscal 2001, Mr. Caccamo's prior firm received approximately $24,106 from the sale of shares underlying an outstanding option.

     On 1 February 2002 in accordance with the terms of our 2000 Nonemployee Stock Option Plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $7.955 per share, the fair market value at the time of grant. He holds this option as nominee for his firm.

TRANSACTIONS WITH LVMH MOET HENNESSY LOUIS VUITTON S.A.

     ACQUISITION OF COMMON STOCK AND SHAREHOLDERS' AGREEMENT

     In November 1999, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A., purchased shares of our common stock from management and employees, and increased its beneficial ownership of our common stock to approximately 20% of our outstanding shares. Further, in return for LV Capital becoming our strategic partner, LV Capital was granted the right to buy additional shares in order to maintain its percentage ownership upon issuance of shares to third parties, subject to certain exceptions, and was granted demand registrations rights for all of its shares. In addition, LV Capital has agreed to a standstill agreement, which limits the amount of shares of common stock that LV Capital can hold to twenty-five percent (25%) of our outstanding shares.

     CELINE

     In May 2000 we entered into an exclusive worldwide license agreement with Celine, S.A., a division of LVMH Moet Hennessy Louis Vuitton S.A., for the development, manufacturing and distribution of prestige fragrance lines under the Celine brand name. The term of the License Agreement is for eleven (11) years, beginning as of 1 January 2001, with an optional five (5) year renewal term, which is subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

     CHRISTIAN LACROIX

     In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. The license agreement has an 11 year term, and is subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements annexed hereto                           PAGE NO.

         Independent Auditors' Reports                                 F-1

         Consolidated Balance Sheets as at December 31, 2001
         and December 31, 2000                                         F-3

         Consolidated Statements of Income for the Years
         ended December 31, 2001, December 31, 2000, and
         December 31, 1999                                             F-4

         Consolidated Statements of Changes in Shareholders' Equity
         for the Years ended December 31, 2001, December 31, 2000
         and December 1999                                             F-5

         Consolidated Statements of Cash Flows for the Years ended December 31, 2001, December 31, 2000 and December 31, 1999

                                                                       F-6

         Notes to Financial Statements                                 F-7

(a)(2)   Financial Statement Schedules annexed hereto:

         Schedule II - Valuation and Qualifying Accounts
         and Reserves                                                  F-20

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

EXHIBIT NO. AND DESCRIPTION

4.10     Amendment to 1992 Stock Option Plan

4.11     1993 Stock Option Plan


         The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1993), as follows:

EXHIBIT NO. AND DESCRIPTION

10.30 License Agreement dated July 15, 1993, among Burberrys Limited, Inter Parfums, S.A. and Jean Philippe Fragrances, Inc. (excised form)

10.31 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (French, excised form)

10.32 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (English translation, excised form)


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

10.69 Exclusive Licence Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (English translation, excised form)


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

EXHIBIT NO. AND DESCRIPTION

3.2      Amended and Restated By-laws

4.17     1997 Nonemployee Director Stock Option Plan


10.70 Licence Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (excised form)

10.71 Licence Agreement between Christian LaCroix, a division of Group LVMH and Inter Parfums, S.A (English translation, excised form)


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - November 22, 1999):

EXHIBIT NO. AND DESCRIPTION

4.2 Shareholder's Agreement among LV Capital USA, Inc., Jean Madar and Philippe Benacin dated November 22, 1999.

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

10.74    Burberry Licence Amendment dated February, 2000 (excised form)


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 18 May 2000):

10.76    Celine License Agreement (French, excised form).

10.76.1  Celine License Agreement (English translation, excised form).


         The following document heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 23 June 2000):

10.77 Sublicense Agreement for FUBU Fragrances, dated June 22, 2000 (excised form).


         The following document heretofore filed with the Commission is incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2000:

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

10.80.1 Credit Lyonnais Letter Agreement dated 22 March 2001 - [English Translation]

10.81    Barclays Bank Letter Agreement dated 4 June 1998 - [French Original]

10.81.1  Barclays Bank Letter Agreement dated 4 June 1998 - [English
         Translation]

10.82 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [French Original]

10.82.2 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [English Translation]

10.83 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [French Original]

10.83.2 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [English Translation]

10.84    Banque Worms Letter Agreement dated 22 December 1997 - [French
         Original]

10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]

10.85 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [French Original]

10.85.1 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [English Translation]

The following documents are filed herewith:

EXHIBIT NO. AND DESCRIPTION

3.2      Amended and Restated By-laws

4.20     1999 Stock Option Plan, as amended

10.86 Revolving Credit Agreement dated 21 September 2001 between HSBC Bank USA and Inter Parfums, Inc.

10.87    Burberry Licence Amendment effective 1 October 2001

21       List of Subsidiaries

23.1     Consent of Richard A. Eisner & Company, LLP

23.2     Consent of KPMG Audit, a division of KPMG S.A.

(b)      Reports on Form 8-K:

Current report on Form 8-K, date of event - 1 March 2002, reporting
Items 5 and 7.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated foreign subsidiaries of the Company, which statements reflect total assets and net sales constituting 63% and 71% for 2001 and 68% and 69% for 2000 and net sales constituting 69% for 1999. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2001. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



Richard A. Eisner & Company, LLP

New York, New York
March 7, 2002

With respect to accounts for foreign subsidiaries
March 25, 2002

                  INTER PARFUMS HOLDING, S.A. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Inter Parfums Holding S.A. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Inter Parfums Holding S.A. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



                        Paris La DeFense, March 25, 2002

                                   KPMG Audit,
                             A division of KPMG S.A.








                                Rene Amirkhanian

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

                                                              DECEMBER 31,
                                                           2001          2000
                                                        ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $  28,562     $  27,599
  Accounts receivable, net of allowances of
    $1,914 and $2,067 in 2001 and 2000,
    respectively                                           31,223        30,844
  Inventories (Notes A and C)                              27,645        25,340
  Receivables, other                                          944           497
  Other current assets                                      1,362         1,808
  Income tax receivable                                     2,633
  Deferred tax asset (Note K)                               1,360           435
                                                        ---------     ---------

       Total current assets                                93,729        86,523

Equipment and leasehold improvements,
  net (Notes A and D)                                       3,896         3,162
Trademarks and licenses, net
  (Notes A, E and L)                                        3,842         4,539
Other assets                                                  305           347
Deferred tax asset                                            767
                                                        ---------     ---------

                                                        $ 102,539     $  94,571
                                                        =========     =========

LIABILITIES
Current liabilities:
  Loans payable - banks (Note F)                        $   1,308     $   2,542
  Accounts payable                                         15,510        18,224
  Accrued expenses                                          7,960         6,961
  Income taxes payable                                        747         1,108
                                                        ---------     ---------

       Total current liabilities                           25,525        28,835
                                                        ---------     ---------

Deferred tax liability (Note K)                               739           684
                                                        ---------     ---------

Long-term debt (Note G)                                     1,366         1,417
                                                        ---------     ---------

Minority interest                                           9,818         8,574
                                                        ---------     ---------

Commitments and contingencies
  (Notes H and L)

SHAREHOLDERS' EQUITY (NOTES I AND L)
Preferred stock, $.001 par value; authorized
  1,000,000 shares; none issued
Common stock, $.001 par value; authorized
  30,000,000 shares; outstanding
  18,692,269 and 17,514,416 shares, in 2001
  and 2000, respectively                                       19            18
Additional paid-in capital                                 32,470        27,722
Retained earnings                                          66,788        58,669
Accumulated other comprehensive loss                       (8,043)       (6,574)
Treasury stock, at cost 7,492,463 and 8,604,608
  shares in 2001 and 2000, respectively                   (26,143)      (24,774)
                                                        ---------     ---------

        Total shareholders' equity                         65,091        55,061
                                                        ---------     ---------

                                                        $ 102,539     $  94,571
                                                        =========     =========

SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)

                                                YEAR ENDED DECEMBER 31,
                                      =========================================
                                          2001           2000           1999
                                      ===========    ===========    ===========
Net sales                             $   112,233    $   101,582    $    87,140
Cost of sales                              57,887         51,873         45,325
                                      -----------    -----------    -----------

Gross margin                               54,346         49,709         41,815

Selling, general and administrative        39,624         37,509         31,965
Litigation expense                                           556
                                      -----------    -----------    -----------

Income from operations                     14,722         11,644          9,850
                                      -----------    -----------    -----------

Other charges (income):
  Interest                                    347            363            344
  (Gain) loss on foreign currency             (53)           185            190
  Interest income                          (1,115)        (1,065)          (687)
  Realized gain on sale of
    marketable securities                                 (1,396)
  Loss on subsidiary's issuance
    of stock                                   87             18            135
                                      -----------    -----------    -----------

                                             (734)        (1,895)           (18)
                                      -----------    -----------    -----------

Income before income taxes                 15,456         13,539          9,868
Income taxes                                5,659          5,631          3,978
                                      -----------    -----------    -----------

Income before minority interest             9,797          7,908          5,890
Minority interest in net income
  of consolidated subsidiary                1,678          1,319          1,062
                                      -----------    -----------    -----------

NET INCOME                            $     8,119    $     6,589    $     4,828
                                      ===========    ===========    ===========

NET INCOME PER SHARE:
   BASIC                              $      0.46    $      0.37    $      0.28
   DILUTED                            $      0.41    $      0.34    $      0.26

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  BASIC                                17,834,945     17,590,106     17,081,828
  DILUTED                              19,935,534     19,500,648     18,232,839

SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands except share data)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                COMMON STOCK     ADDITIONAL             COMPRE-     COMPRE-
                                            -------------------   PAID-IN    RETAINED   HENSIVE     HENSIVE     TREASURY
                                              SHARES     AMOUNT   CAPITAL    EARNINGS    INCOME       LOSS        STOCK      TOTAL
                                            ----------   ------   -------    --------   -------   ------------  ----------  -------
BALANCE - JANUARY 1, 1999                   19,041,257    $ 19    $20,720    $ 47,343                $  (812)    $(13,589)   $53,681
Comprehensive income:
  Net income                                                                    4,828   $ 4,828                               4,828
  Foreign currency translation adjustments                                               (3,870)     (3,870)                 (3,870)
  Unrealized gain on marketable
    securities                                                                              392         392                     392
                                                                                        -------
TOTAL COMPREHENSIVE INCOME                                                              $ 1,350
                                                                                        =======
Shares issued upon exercise of stock
  options (including income tax benefit)     1,434,825       1      5,792                                                     5,793
Purchased treasury shares                   (2,727,000)     (2)                                                   (8,370)    (8,372)
Dividends paid                                                                    (91)                                          (91)
                                            ----------    ----    -------    --------   -------     -------     --------    -------

BALANCE - DECEMBER 31, 1999                 17,749,082      18     26,512      52,080                (4,290)     (21,959)    52,361
Comprehensive income:
  Net income                                                                    6,589   $ 6,589                               6,589
  Foreign currency translation adjustments                                               (1,892)     (1,892)                 (1,892)
  Reclassification adjustment for gains
    realized in net income                                                                 (392)       (392)                   (392)
                                                                                        -------
TOTAL COMPREHENSIVE INCOME                                                              $ 4,305
                                                                                        =======
Shares issued upon exercise of stock
  options (including income tax benefit)       280,734              1,210                                                     1,210
Purchased treasury shares                     (515,400)                                                           (2,815)    (2,815)
                                            ----------    ----    -------    --------               -------     --------    -------

BALANCE - DECEMBER 31, 2000                 17,514,416      18     27,722      58,669                (6,574)     (24,774)    55,061
Comprehensive income:
  Net income                                                                    8,119   $ 8,119                               8,119
  Foreign currency translation adjustments                                               (1,474)     (1,474)                 (1,474)
  Cumulative effect of adopting SFAS
    No. 133 as of January 1, 2001                                                           274         274                     274
  Gains on derivatives reclassified
    into earnings                                                                          (274)       (274)                   (274)
  Change in fair value of derivatives                                                         5           5                       5
                                                                                        -------
TOTAL COMPREHENSIVE INCOME                                                              $ 6,650
                                                                                        =======
Shares issued upon exercise of stock
  options (including income tax benefit)     1,864,925       2      4,748                                          5,225      9,975
Shares received as proceeds of option
  exercises                                    (616,822)    (1)                                                   (6,168)    (6,168)
Purchased treasury shares                      (70,250)                                                             (427)      (427)
                                            ----------    ----    -------    --------               -------     --------    -------

BALANCE - DECEMBER 31, 2001                 18,692,269    $ 19    $32,470    $ 66,788               $(8,043)    $(26,143)   $65,091
                                            ==========    ====    =======    ========               =======     ========    =======

SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  8,119    $  6,589    $  4,828
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               2,134       2,362       2,415
      Realized gain on sale of marketable
        securities                                           (1,396)
      Loss on subsidiary's issuance
        of stock                                     87          18         135
      Minority interest in net income
        of consolidated subsidiary                1,678       1,319       1,062
      Deferred tax (benefit) provision                2         476        (438)
      Changes in:
        Accounts receivable                      (1,535)     (6,173)       (886)
        Inventories                              (3,282)     (6,872)        354
        Other assets                                (78)       (252)        (66)
        Accounts payable and accrued
          expenses                                 (663)      3,753       6,873
        Income taxes payable                        494         412      (1,719)
                                               --------    --------    --------

          Net cash provided by
            operating activities                  6,956         236      12,558
                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and leasehold
    improvements                                 (2,453)     (1,580)     (1,407)
  Cash portion of trademark and license
    acquisitions                                                           (337)
  Purchase of marketable securities                          (3,671)     (3,792)
  Proceeds from sale of marketable
    securities                                                8,325
                                               --------    --------    --------

          Net cash provided by (used in)
            investing activities                 (2,453)      3,074      (5,536)
                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in loans
    payable - banks                              (1,130)      1,788      (2,997)
  Proceeds from issuance of long-term debt                                1,624
  Proceeds from sale of stock of subsidiary         112          67         214
  Purchase of treasury stock                     (1,925)     (2,815)     (8,371)
  Proceeds from exercise of options
    and warrants                                    224       1,210       5,793
  Dividends paid to minority shareholders          (197)       (135)        (91)
                                               --------    --------    --------

          Net cash provided by (used in)
            financing activities                 (2,916)        115      (3,828)
                                               --------    --------    --------

Effect of exchange rate changes on cash            (624)       (762)     (1,614)
                                               --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS           963       2,663       1,580
Cash and cash equivalents - beginning
  of year                                        27,599      24,936      23,356
                                               --------    --------    --------

CASH AND CASH EQUIVALENTS - END OF YEAR        $ 28,562    $ 27,599    $ 24,936
                                               ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for:
    Interest                                   $    409    $    404    $    330
    Income taxes                               $  4,235    $  2,683    $  4,331

SEE NOTES TO FINANCIAL STATEMENTS                                            F-6

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]      BUSINESS OF THE COMPANY:

         The Company is a manufacturer and distributor of prestige brand name fragrances and mass market fragrances, cosmetics and personal care products.

[2]      BASIS OF PREPARATION:

         The consolidated financial statements include the accounts of Inter Parfums, Inc. and its domestic and foreign subsidiaries (the "Company") including, majority-owned Inter Parfums, S.A. ("IPSA"), a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]      FINANCIAL INSTRUMENTS:  (CONTINUED)

         Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in a separate component of shareholders' equity.

         The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement. On January 1, 2001, the transition adjustment for derivatives in cash flow hedges was to record an asset in the amount of $274 and was recognized as a cumulative-effect-type adjustment in a separate component of shareholders' equity.

         The Company also is a party to an interest rate swap agreement which is accounted for as a fair value hedge in accordance with SFAS No. 133 (see Note G).

[7]      EURO CONVERSION:

         In January 1999, certain member countries of the European Union established permanent fixed rates between their existing currencies and the European Union's common currency (the "Euro"). The transition period for the introduction of the Euro ended January 1, 2002. The introduction of the Euro and the phasing out of the other currencies does not have a material impact on the presentation of data in the Company's consolidated financial statements.

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

[10]     TRADEMARKS AND LICENSES:

         Trademarks are stated at cost and are amortized by the straight-line method over 20 years. The cost of licenses acquired is being amortized by the straight-line method over the term of the respective licenses (see Note A[15] for information on SFAS No. 142 "Goodwill and Other Intangible Assets").

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


         The Company reviews trademarks and licenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11]     REVENUE RECOGNITION:

         Revenue is recognized upon delivery of merchandise as sales are final upon delivery. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends.

[12]     ISSUANCE OF COMMON STOCK OF SUBSIDIARY:

         The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

[13]     STOCK-BASED COMPENSATION:

         The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" allow companies to either expense the estimated fair value of employee stock options or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net income had the fair value of the option been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[14]     EARNINGS PER SHARE:

         Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options using the treasury stock method.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2001         2000         1999
                                           -----------  -----------  -----------
         Numerator:
           Net income                      $     8,119  $     6,589  $     4,828
                                           ===========  ===========  ===========

         Denominator:
           Weighted average shares          17,834,945   17,590,106   17,081,828
           Effect of dilutive securities:
             Stock options                   2,100,589    1,910,542    1,151,011
                                           -----------  -----------  -----------

         Denominator for diluted earnings
           per share                        19,935,534   19,500,648   18,232,839
                                           ===========  ===========  ===========

         Not included in the above computations are anti-dilutive potential common shares which consist of options to purchase 9,000, 2,000 and 106,500 shares of common stock for 2001, 2000 and 1999, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[15]     RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with an indeterminate life associated with acquisitions consummated after June 30, 2001 are not amortized. The Company is implementing the remaining provisions of SFAS No. 142 on January 1, 2002. Since adoption, existing intangible assets with an indeterminate life are no longer amortized but instead will be assessed for impairment at least annually. The Company does not believe that the adoption of SFAS No. 142 will have any material effect on the Company's financial statements. Intangible asset amortization for the year ended December 31, 2001 was $377.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have any material effect on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not believe that the adoption of SFAS No. 144 will have any material effect on the Company's financial statements.


NOTE B - MARKETABLE SECURITIES

Marketable    securities    represent    equity    securities    classified   as
available-for-sale. During the year ended December 31, 2000 all marketable securities were sold and a gain of $1,396 was realized.


NOTE C - INVENTORIES

                                                        DECEMBER 31,
                                                    -------------------
                                                      2001        2000
                                                    -------     -------
         Raw materials and component parts          $ 8,823     $ 8,775
         Finished goods                              18,822      16,565
                                                    -------     -------

                                                    $27,645     $25,340
                                                    =======     =======

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                        DECEMBER 31,
                                                    -------------------
                                                      2001        2000
                                                    -------     -------
         Equipment                                  $ 9,122     $ 7,998
         Leasehold improvements                         382         382
                                                    -------     -------

                                                      9,504       8,380
         Less accumulated depreciation
           and amortization                           5,608       5,218
                                                    -------     -------

                                                    $ 3,896     $ 3,162
                                                    =======     =======

NOTE E - TRADEMARKS AND LICENSES

                                                        DECEMBER 31,
                                                    -------------------
                                                      2001        2000
                                                    -------     -------
         Trademarks                                 $ 6,396     $ 6,628
         Licenses                                     2,452       2,577
                                                    -------     -------

                                                      8,848       9,205
         Less accumulated amortization                5,006       4,666
                                                    -------     -------

                                                    $ 3,842     $ 4,539
                                                    =======     =======

NOTE F - LOANS PAYABLE - BANKS

Loans payable - banks consist of the following:

Borrowings by the Company's foreign subsidiaries under several bank overdraft facilities bearing interest at 0.6%% above the EURIBOR rate (3.3% and 4.9% at December 31, 2001 and 2000, respectively). Outstanding amounts totaled $808 and $2,542 at December 31, 2001 and 2000, respectively.

Borrowings under a $12,000 unsecured revolving line of credit due on demand and bearing interest at the banks prime rate or 1.75% above the LIBOR rate. Outstanding amounts totaled $500 at December 31, 2001.


NOTE G - LONG-TERM DEBT

As of December 31, 2001 and 2000, long-term debt represents borrowings by a foreign subsidiary of $1,366 and $1,417, respectively, due in 2004. The debt agreement requires interest payable monthly at 4.56%, however, the Company entered into a Swap agreement with the bank effectively converting the interest to a variable rate equal to the EURIBOR rate (3.3% at December 31, 2001).

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE H - COMMITMENTS

[1]      LEASES:

         The Company leases its office and warehouse facilities under operating leases expiring through 2004. Rental expense amounted to $1,263 in 2001 and 2000 and $1,159 in 1999. Minimum future rental payments are as follows:

               2002                                        $ 1,127
               2003                                            735
               2004                                            177
                                                           -------

                                                           $ 2,039
                                                           =======

[2]      LICENSE AGREEMENTS:

         The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. One such license which expires in December 2006, subject to renewal, corresponded to 40.8%, 37.8% and 37.5% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

             2002                                          $ 2,550
             2003                                            2,843
             2004                                            4,091
             2005                                            4,366
             2006                                            4,526
             Thereafter                                      8,929
                                                           -------

                                                           $27,305
                                                           =======


NOTE I - SHAREHOLDERS' EQUITY

[1]      COMMON STOCK SPLIT:

         On August 6, 2001, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on September 14, 2001 to shareholders of record as of August 31, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated for all periods to reflect the retroactive effect of the stock split.

[2]      ISSUANCE OF COMMON STOCK OF SUBSIDIARY:

         During 1999, holders of the remaining $200 of convertible debt, originally issued in 1994 by IPSA, converted their investment into 20,598 shares of capital stock of IPSA and employees exercising stock options were issued 38,296 shares of capital stock of IPSA. As a result of such issuances, the Company's percentage ownership of IPSA decreased from approximately 79% to 78% as of December 31, 1999.

         During  2000  and  2001,  an  additional   6,658  and  13,670   shares,
         respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2001, the Company's percentage ownership of IPSA was approximately 77%.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


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

[3]      STOCK OPTION PLANS:

         The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically vest immediately and are exercisable for a period of five to six years.

         The Company applies APB No. 25 in accounting for its stock option incentive plans and accordingly recognizes employee compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income in 2001, 2000 and 1999 would have been approximately $7.9, $6.5 and $4.2 million, or $0.40, $0.33 and $0.23 basic and per diluted share, respectively. The weighted average fair values of the options granted during 2001, 2000 and 1999 are estimated as $1.94, $1.93 and $1.52 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of 40%, risk-free interest rates at the date of grant, 3.05% in 2001, 5.88% in 2000 and 5.18% in 1999, and an expected life of the option of two years.

         A  summary  of  the  Company's  stock  option  activity,   and  related
         information follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                             2001                      2000                     1999
                                                     --------------------   -----------------------   ----------------------
                                                                 WEIGHTED                  WEIGHTED                 WEIGHTED
                                                                 AVERAGE                   AVERAGE                  AVERAGE
                                                                 EXERCISE                  EXERCISE                 EXERCISE
                                                     OPTIONS      PRICE       OPTIONS       PRICE       OPTIONS      PRICE
                                                     -------     --------   -----------    --------   -----------   --------
         Shares under option - beginning of year    3,850,425     $2.75      3,976,988      $2.73      3,958,200     $2.91

         Options granted                              223,075      7.81        170,813       4.75      1,649,250      2.57

         Options exercised                         (1,864,925)     2.62       (280,688)      3.59     (1,434,825)     2.96

         Options cancelled                            (10,500)     4.75        (16,688)      3.74       (195,638)     3.37
                                                    ---------                ---------                ----------

         Shares under options - end of year         2,198,075      3.35      3,850,425       2.75      3,976,987      2.73
                                                    =========                =========                 =========

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE I - SHAREHOLDERS' EQUITY  (CONTINUED)

[3]      STOCK OPTION PLANS:  (CONTINUED)

         The following table summarizes stock option information as of December 31, 2001:

                                            OPTIONS OUTSTANDING
                              NUMBER    WEIGHTED AVERAGE REMAINING     OPTIONS
         EXERCISE PRICES   OUTSTANDING       CONTRACTUAL LIFE        EXERCISABLE

          $2.56 - $2.89      1,636,725          2.81 Years            1,636,725
          $3.10 - $3.94        200,275          1.37 Years              200,275
          $4.06 - $4.53         39,600          3.02 Years               39,600
          $5.08 - $5.81         98,400          3.83 Years               98,400
          $6.50 - $6.92         28,500          4.17 Years               28,500
          $7.08 - $7.78        185,575          4.88 Years              185,575
              $9.60              9,000          4.66 Years                9,000
                             ---------                                ---------

             Totals          2,198,075          2.93 Years            2,198,075
                             =========                                =========

         At December 31, 2001 options for 728,429 shares were available for future grant under the plans.

         In September 2001, the Chief Executive Officer and the President each exercised 899,625 of their outstanding stock options. The aggregate purchase price of $2,335 each, was paid by each of them tendering to the Company 233,469 shares of the Company's common stock, previously owned by them, valued at $10 per share, the fair market value on the date of exercise. The shares issued pursuant to the options exercised were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 149,884 shares for payment of withholding taxes resulting from the exercise of the options. As a result of this transaction, the Company expects to receive tax benefits aggregating $4,800, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

[4]      TREASURY STOCK:

         The Board of Directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2001, the Company is authorized to purchase an additional 404,350 treasury shares.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE J - GEOGRAPHIC AREAS

Information on the Company's operations by geographical areas is as follows. The European operations represent the sales of the prestige brand name fragrances.

                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2001        2000        1999
                                                --------    --------    -------
         Net sales:
            United States                       $ 33,103    $ 31,268    $26,826
            Europe                                79,270      70,434     60,414
            Eliminations                            (140)       (120)      (100)
                                                --------    --------    -------

                                                $112,233    $101,582    $87,140
                                                ========    ========    =======

         Net income:
            United States                       $  2,411    $  1,977    $ 1,140
            Europe                                 5,708       4,616      3,788
            South America                                         (4)      (100)
                                                --------    --------    -------

                                                $  8,119    $  6,589    $ 4,828
                                                ========    ========    =======

         Depreciation and amortization expense:
            United States                       $    394    $    632    $   595
            Europe                                 1,740       1,730      1,819
            South America                                                     1
                                                --------    --------    -------

                                                $  2,134    $  2,362    $ 2,415
                                                ========    ========    =======

         Interest income:
            United States                       $    523    $    647    $   408
            Europe                                   592         418        279
                                                --------    --------    -------

                                                $  1,115    $  1,065    $   687
                                                ========    ========    =======

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE J - GEOGRAPHIC AREAS  (CONTINUED)

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             2001         2000        1999
                                           --------     --------    --------

         Interest expense:
            United States                  $     24     $     38    $     59
            Europe                              323          325         274
            South America                                                 11
                                           --------     --------    --------

                                           $    347     $    363    $    344
                                           ========     ========    ========

         Total assets:
            United States                  $ 47,024     $ 39,305    $ 39,417
            Europe                           64,553       64,294      57,677
            South America                                                 16
            Eliminations                     (9,038)      (9,028)     (9,887)
                                           --------     --------    --------

                                           $102,539     $ 94,571    $ 87,223
                                           ========     ========    ========

         Additions to long-lived assets:
            United States                  $    437     $     86    $    101
            Europe                            2,016        1,494       1,643
                                           --------     --------    --------

                                           $  2,453     $  1,580    $  1,744
                                           ========     ========    ========

         Total long-lived assets:
            United States                  $  2,016     $  1,973    $  2,519
            Europe                            5,722        5,728       6,451
                                           --------     --------    --------

                                           $  7,738     $  7,701    $  8,970
                                           ========     ========    ========

United States export sales were approximately $9,800, $11,000 and $9,200 for the years ended December 31, 2001, 2000 and 1999, respectively. Consolidated net sales for the year ended December 31, 2001 by region is as follows:

        North America                               31%
        Europe                                      37%
        Central and South America                   11%
        Middle East                                  9%
        Asia                                        11%
        Other                                        1%

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE K - INCOME TAXES

The components of income before income taxes consist of the following:

                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------
                                           2001       2000       1999
                                         -------    -------    -------

         U.S. operations                 $ 3,601    $ 3,096    $ 1,750
         Foreign operations               11,855     10,443      8,118
                                         -------    -------    -------

                                         $15,456    $13,539    $ 9,868
                                         =======    =======    =======

The provision for current and deferred income tax expense (benefit) consists of the following:

                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------
                                           2001       2000       1999
                                         -------    -------    -------
         Current:
           Federal                       $ 1,103    $   796    $   311
           State and local                   257        170        142
           Foreign                         4,297      4,189      3,963
                                         -------    -------    -------

                                           5,657      5,155      4,416
                                         -------    -------    -------

         Deferred:
           Federal                          (138)       172        142
           State and local                   (31)       (19)        16
           Foreign                           171        323       (596)
                                         -------    -------    -------

                                               2        476       (438)
                                         -------    -------    -------

         Total income tax expense        $ 5,659    $ 5,631    $ 3,978
                                         =======    =======    =======

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 2001, the deferred tax assets which aggregate $2,127, consist of accounts receivable and inventory writedowns which are not currently deductible for tax purposes, the future tax benefit of domestic net operating loss carryforwards and foreign net operating loss carryforwards and the difference between the book basis and tax basis of fixed assets. At December 31, 2001, the deferred tax liability of $739 relates primarily to the difference between the book basis and tax basis of intangible assets and certain foreign production equipment. At December 31, 2001 the Company has federal net operating loss carryforwards of $3,300 which expire in 2021.

The Company has provided a valuation allowance of $125, representing the full amount of the deferred tax assets arising from foreign net operating loss carryforwards. No allowance has been provided on the balance of the Company's deferred tax assets, as management believes that it is more likely than not that the asset will be realized in reduction of future taxable income.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE K - INCOME TAXES  (CONTINUED)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         2001     2000    1999
                                                         ----     ----    ----
         Statutory rates                                 34.0%    34.0%   34.0%
         State and local taxes, net of federal benefit    0.8      0.7     1.1
         Effect of foreign taxes in excess of U.S.
            statutory rates                               2.8      6.9     5.2
         Other                                           (1.0)
                                                         ----     ----    ----

         Effective rates                                 36.6%    41.6%   40.3%
                                                         ====     ====    ====


NOTE L - OTHER MATTERS

[1] As previously reported, IPSA is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the licensor of the Ombre Rose trademark. In October 1999, IPSA received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600 to Brosseau, and which directed IPSA to turn over its license to Brosseau within six months.

       IPSA is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. In June 2000, as a result of certain developments, IPSA and its special litigation counsel considered it likely that the judgment would be sustained and therefore, in June 2000, the Company recorded a charge against earnings for $600, the full amount of the judgment.

       In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required IPSA to pay $142 as an advance for damages claimed by Brosseau.

       IPSA is continuing its appeal as it still denies the claims of Brosseau. Management does not believe that such litigation will have any further material adverse effect on the financial condition or results of operations of the Company. As of December 31, 2000 the Company had fully reserved the unamortized portion of the license cost.

[2] IPSA is the subject of tax audits commenced by the French Tax Authorities. Assessments have been issued aggregating $2,300. IPSA is contesting these assessments. Management and its tax consultants believe they have sound arguments to support their position and that the majority of these assessments will be reversed, and therefore, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company has reserves of approximately $760, which it presently believes will be its ultimate exposure.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(in thousands except share and per share data)


NOTE L - OTHER MATTERS  (CONTINUED)

[3] On November 22, 1999, the Chief Executive Officer and the President of the Company entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A. ("LVMH"). As a result, LV Capital owns approximately 20% of the outstanding common stock of the Company. In accordance with the terms of the Stock Purchase Agreement and in return for LV Capital becoming a strategic partner of the Company, LV Capital was granted the right to maintain its percentage ownership of the outstanding shares of Common Stock, by receiving an option to purchase shares of the Company's common stock for cash upon issuance of shares to any party other than LV Capital at the price paid by the purchaser, subject to certain exceptions such as the exercise of stock options previously granted and the grant of new stock options up to a certain limit. There have been no common stock or option transactions through December 31, 2001 which effected the LVMH option. LVMH was also granted demand registration rights for all shares of common stock it holds. Finally, LV Capital has agreed to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to 25% of the outstanding shares of common stock of the Company.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                             COLUMN A                       COLUMN B                COLUMN C                COLUMN D       COLUMN E
------------------------------------------------------------------------ ------------------------------ ---------------  ----------
                                                                                   ADDITIONS
                                                                         ------------------------------
                                                             BALANCE        (1)                (2)
                                                                         ------------------------------
                                                               AT                           CHARGED TO                     BALANCE
                                                            BEGINNING    CHARGED TO           OTHER                           AT
                                                               OF        COSTS AND          ACCOUNTS -    DEDUCTIONS -      END OF
                            DESCRIPTION                      PERIOD       EXPENSES           DESCRIBE       DESCRIBE        PERIOD
------------------------------------------------------------------------ ----------- ----------------------------------  ----------
Year ended December 31, 2001:
  Allowances for sales returns and doubtful accounts          $2,067        $291            $(59)(b)       $   385(a)      $ 1,914
                                                              ======        ====            =====          =======         =======

Year ended December 31, 2000:
  Allowances for sales returns and doubtful accounts          $2,095        $669            $(119)(b)      $   578(a)      $ 2,067
                                                              ======        ====            ======         =======         =======

Year ended December 31, 1999:
  Allowances for sales returns and doubtful accounts          $2,432        $988            $(243)(b)      $ 1,082(a)      $ 2,095
                                                              ======        ====            =====          =======         =======

(a)   Write off of bad debts and sales returns.

(b)   Foreign currency translation adjustment.

SEE NOTES TO FINANCIAL STATEMENTS                                           F-21

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

                                    Date: 26 March 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                                Date

/s/ JEAN MADAR                Chairman of the Board of Directors   26 March 2002
------------------------      and Chief Executive Officer
Jean Madar

/s/ RUSSELL GREENBERG         Chief Financial and Accounting       25 March 2002
------------------------      Officer and  Director
Russell Greenberg

/s/ PHILIPPE BENACIN          Director                             20 March 2002
------------------------
Philippe Benacin

/s/ FRANCOIS HEILBRONN        Director                             25 March 2002
------------------------
Francois Heilbronn

/s/ JOSEPH A. CACCAMO         Director                             27 March 2002
------------------------
Joseph A. Caccamo

/s/ JEAN LEVY                 Director                             25 March 2002
------------------------
Jean Levy

/s/ ROBERT BENSOUSSAN-TORRES  Director                             28 March 2002
----------------------------
Robert Bensoussan-Torres

/s/ DANIEL PIETTE             Director                             22 March 2002
------------------------
Daniel Piette

/s/ JEAN CAILLIAU             Director                             28 March 2002
------------------------
Jean Cailliau

/s/ PHILIPPE SANTI            Director                             20 March 2002
------------------------
Philippe Santi

                              Director                             __ March 2002
------------------------
Serge Rosinoer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                EXHIBIT INDEX TO
                               REPORT ON FORM 10-K

(Mark one)

         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 DECEMBER 2001 or


         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
______________.

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

EXHIBIT NO. AND DESCRIPTION

4.10     Amendment to 1992 Stock Option Plan

4.11     1993 Stock Option Plan


         The following documents heretofore filed with the Commission are incorporated herein by reference to the Company's Current Report on Form 8-K (date of event - July 15, 1993), as follows:

EXHIBIT NO. AND DESCRIPTION

10.30 License Agreement dated July 15, 1993, among Burberrys Limited, Inter Parfums, S.A. and Jean Philippe Fragrances, Inc. (excised form)

10.31 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (French, excised form)

10.32 License Agreement dated May 7, 1993, between Jean-Charles Brosseau, S.A. and Inter Parfums, S.A. (English translation, excised form)


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

10.69 Exclusive Licence Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (English translation, excised form)


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

EXHIBIT NO. AND DESCRIPTION

3.2      Amended and Restated By-laws

4.17     1997 Nonemployee Director Stock Option Plan


10.70 Licence Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (excised form)

10.71 Licence Agreement between Christian LaCroix, a division of Group LVMH and Inter Parfums, S.A (English translation, excised form)


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - November 22, 1999):

EXHIBIT NO. AND DESCRIPTION

4.2 Shareholder's Agreement among LV Capital USA, Inc., Jean Madar and Philippe Benacin dated November 22, 1999.

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

10.74    Burberry Licence Amendment dated February, 2000 (excised form)

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 18 May 2000):

10.76    Celine License Agreement (French, excised form).

10.76.1  Celine License Agreement (English translation, excised form).


         The  following  document   heretofore  filed  with  the  Commission  is
incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 23 June 2000):

10.77 Sublicense Agreement for FUBU Fragrances, dated June 22, 2000 (excised form).


         The  following  document   heretofore  filed  with  the  Commission  is
incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))


         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2000:

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

10.80.1 Credit Lyonnais Letter Agreement dated 22 March 2001 - [English Translation]

10.81    Barclays Bank Letter Agreement dated 4 June 1998 - [French Original]

10.81.1  Barclays   Bank  Letter   Agreement   dated  4  June  1998  -  [English
         Translation]

10.82 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [French Original]

10.82.2 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [English Translation]

10.83 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [French Original]

10.83.2 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [English Translation]

10.84    Banque  Worms  Letter  Agreement  dated  22  December  1997  -  [French
         Original]

10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]

10.85 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [French Original]

10.85.1 Credit Agricole D'Lile de France Letter Agreement dated 19 June 1996 - [English Translation]

The following documents are filed herewith:

-------------------------------------------------------------------- -----------
EXHIBIT NO. AND DESCRIPTION                                             Page No.

-------------------------------------------------------------------- -----------
3.2      Amended and Restated By-laws                                      87

-------------------------------------------------------------------- -----------
4.20     1999 Stock Option Plan, as amended                               100

-------------------------------------------------------------------- -----------
10.86    Revolving  Credit  Agreement  dated  21  September  2001
         between HSBC Bank USA and Inter Parfums, Inc.                    108
-------------------------------------------------------------------- -----------
10.87    Burberry Licence Amendment effective 1 October 2001              113

-------------------------------------------------------------------- -----------
21       List of Subsidiaries                                             118

-------------------------------------------------------------------- -----------
23.1     Consent of Richard A. Eisner & Company, LLP                      119

-------------------------------------------------------------------- -----------
23.2     Consent of KPMG Audit, a Division of KPMG S.A.                   120
-------------------------------------------------------------------- -----------