Form 10-Q
period 2002-03-31
INTER PARFUMS INC
filed 2002-05-14
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                                       OR

   / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to
         __________.


                           Commission File No. 0-16469


                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         13-3275609
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 551 FIFTH AVENUE, NEW YORK, NEW YORK     10176
               ---------------------------------------- ----------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 983-2640
               ---------------------------------------------------
               (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 13, 2002 there were 18,692,269 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number

Part I.   Financial Information

         Item 1.   Financial Statements                                    1

                      Consolidated Balance Sheets as
                      of March 31, 2002 (unaudited)
                      and December 31, 2001 (audited)                      2

                      Consolidated Statements of
                      Income for the Three Months
                      Ended March 31, 2002 (unaudited)
                      and March 31, 2001 (unaudited)                       3

                      Consolidated Statements of
                      Cash Flows for the
                      Three Months Ended
                      March 31, 2002 (unaudited) and
                      March 31, 2001 (unaudited)                           4

                      Notes to Unaudited Financial
                      Statements                                           5

         Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            7

         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                   11

Part II.   Other Information                                              12

         Item 6.  Exhibits and Reports of Form 8-K                        12

Signatures                                                                12

                      INTER PARFUMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report filed on Form 10-K.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    March 31,       December 31,
                                                      2002             2001
                                                 -------------    -------------
CURRENT ASSETS:
    Cash and cash equivalents                    $  31,491,979    $  28,562,296
    Accounts receivable, net                        30,848,055       31,222,907
    Inventories                                     27,999,647       27,644,960
    Receivables, other                               1,120,324          944,220
    Other                                            1,307,636        1,362,352
    Income taxes receivable                          2,633,000        2,633,000
    Deferred tax benefit                             1,360,000        1,360,000
                                                 -------------    -------------
      Total current assets                          96,760,641       93,729,735

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            3,872,701        3,895,733

OTHER ASSETS                                           314,840          304,928

DEFERRED TAX BENEFIT                                   427,000          767,000

INTANGIBLE ASSETS, NET                               3,764,844        3,841,707
                                                 -------------    -------------
                                                 $ 105,140,026    $ 102,539,103
                                                 =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable, banks                         $     958,553    $   1,308,086
    Accounts payable                                15,231,642       15,512,938
    Accrued expenses                                 9,063,772        7,960,117
    Income taxes payable                             1,117,574          746,684
                                                 -------------    -------------
      Total current liabilities                     26,371,541       25,527,825
                                                 -------------    -------------
DEFERRED TAXES PAYABLE                                 724,549          739,353
                                                 -------------    -------------
LONG-TERM DEBT, LESS CURRENT PORTION                 1,350,573        1,365,633
                                                 -------------    -------------
MINORITY INTERESTS                                  10,116,656        9,817,925
                                                 -------------    -------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par; authorized
        30,000,000 shares; outstanding
        18,760,507 and 18,692,269 shares
        at March 31, 2001 and
        December 31, 2001, respectively                 18,761           18,692
    Additional paid-in capital                      32,685,580       32,469,587
    Retained earnings                               68,514,908       66,786,620
    Accumulated other comprehensive income          (8,499,292)      (8,043,282)
    Treasury stock, at cost, 7,492,463
        shares at March 31, 2001 and
        December 31, 2001                          (26,143,250)     (26,143,250)
                                                 -------------    -------------
                                                    66,576,707       65,088,367
                                                 -------------    -------------
                                                 $ 105,140,026    $ 102,539,103
                                                 =============    =============



SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended
                                                             March 31,
                                                     2001              2000
                                                 ------------      ------------
NET SALES                                        $ 28,417,646      $ 31,043,176

COST OF SALES                                      14,711,524        15,429,057
                                                 ------------      ------------

GROSS MARGIN                                       13,706,122        15,614,119

SELLING, GENERAL AND ADMINISTRATIVE                 9,885,774        11,869,694
                                                 ------------      ------------

INCOME FROM OPERATIONS                              3,820,348         3,744,425
                                                 ------------      ------------
OTHER CHARGES (INCOME):
      Interest                                         79,950            49,612
      (Gain) loss on foreign currency                    (876)           52,076
      Interest and dividend (income)                  (87,763)         (282,537)
                                                 ------------      ------------
                                                       (8,689)         (180,849)
                                                 ------------      ------------
INCOME BEFORE INCOME TAXES                          3,829,037         3,925,274

INCOME TAXES                                        1,385,572         1,454,413
                                                 ------------      ------------
NET INCOME BEFORE MINORITY INTEREST                 2,443,465         2,470,861

MINORITY INTEREST IN NET INCOME
      OF CONSOLIDATED SUBSIDIARY                      433,769           439,409
                                                 ------------      ------------
NET INCOME                                       $  2,009,696      $  2,031,452
                                                 ============      ============
NET INCOME PER COMMON SHARE:
      BASIC                                      $       0.11      $       0.12
      DILUTED                                    $       0.10      $       0.10
                                                 ============      ============
NUMBER OF COMMON SHARES OUTSTANDING:
      BASIC                                        18,750,327        17,448,015
      DILUTED                                      19,961,367        19,639,935
                                                 ============      ============



SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2002            2001
                                                                ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                 $  2,009,696    $  2,031,452
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                              383,316         417,554
          Minority interest in net income                            431,591         439,409
          Deferred tax (benefit) provision                           340,000
     Increase (decrease) in cash from changes in:
        Accounts receivable                                           50,884        (457,531)
        Inventories                                                 (627,331)     (4,489,260)
        Other assets                                                (148,202)        467,254
        Accounts payable and accrued expenses                        801,573       6,314,604
        Income taxes payable                                         362,433        (211,594)
                                                                ------------    ------------

          Net cash provided by operating activites                 3,603,960       4,511,888
                                                                ------------    ------------

INVESTING ACTIVITIES:
     Purchase of equipment and leasehold improvements               (361,777)       (425,460)
                                                                ------------    ------------

          Net cash provided by (used in) investing activities       (361,777)       (425,460)
                                                                ------------    ------------

FINANCING ACTIVITIES:
     Increase (decrease) in loan payable, bank                      (338,364)       (382,125)
     Proceeds from exercise of stock options                         216,062
     Purchases of treasury stock                                                    (410,296)
                                                                ------------    ------------

          Net cash provided by (used in) financing activities       (122,302)       (792,421)
                                                                ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (190,198)       (715,965)
                                                                ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                              2,929,683       2,578,042

Cash and cash equivalents at beginning of period                  28,562,296      27,598,771
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 31,491,979    $ 30,176,813
                                                                ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid during the period for:
          Interest                                              $     81,000    $    409,000
          Income taxes                                               746,000       4,235,000


SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.   COMPREHENSIVE INCOME:

                                                       Three months     Three months
                                                          ended            ended
                                                      March 31, 2002   March 31, 2001
                                                      --------------   --------------
     Comprehensive income:
        Net income                                      $ 2,009,696      $ 2,031,452
      Other comprehensive income, net of tax:
          Foreign currency
             translation adjustment                        (461,756)      (1,508,656)
          Cumulative effect of adopting SFAS 133
             as of January 1, 2001                                           274,201
          Gains on derivatives reclassified
             into earnings                                   (4,382)        (274,201)
          Change in fair value of derivatives                10,128         (197,846)
                                                        -----------      -----------
     Comprehensive income                               $ 1,553,686      $   324,950
                                                        ===========      ===========

3.   GEOGRAPHIC AREAS:

     Segment information related to domestic and foreign operations is as follows:
                                                  Three months    Three months
                                                     ended           ended
                                                 March 31, 2002  March 31, 2001
                                                 --------------  --------------
     Net sales:
        United States                             $  8,639,503    $  7,949,112
        Europe                                      19,813,143      23,129,064
        Eliminations                                   (35,000)        (35,000)
                                                  ------------    ------------
                                                  $ 28,417,646    $ 31,043,176
                                                  ============    ============

     Net Income:
        United States                             $    534,007    $    512,944
        Europe                                       1,475,689       1,518,508
                                                  ------------    ------------
                                                  $  2,009,696    $  2,031,452
                                                  ============    ============

4.   EARNINGS PER SHARE:

     Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


5.   INVENTORIES:

     Inventories consist of the following:

                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------
     Raw materials and component parts       $ 11,002,648         $  8,823,260
     Finished goods                            16,996,979           18,821,700
                                             ------------         ------------
                                             $ 27,999,647         $ 27,644,960
                                             ============         ============

6.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with an indeterminate life associated with acquisitions are no longer amortized, however, the carrying value of existing intangible assets with an indeterminate life are assessed for impairment at least annually. The Company has implemented the provisions of SFAS No. 142 on January 1, 2002 and has tested its trademarks for impairment as of such date and determined that there was no impairment. The effect on net income of amortization of intangible assets with an indeterminate life for the three months ended March 31, 2001 aggregated $36,000, after taxes and minority interest.

7.   CONTEMPLATED TRISTAR ASSET ACQUISITION:

     The Company's wholly-owned subsidiary, Jean Philippe Fragrances, LLC, has received court approval for its bid to purchase certain mass market fragrance brands and inventories of Tristar Corporation, a Debtor-in-Possession. Jean Philippe Fragrances, LLC is to purchase the trademarks and related intellectual property of certain brands for approximately $3.5 million, and to acquire certain existing inventory for approximately $4.7 million. Management expects a formal purchase agreement to be signed shortly, and a closing prior to June 1, 2002.

     The court approved bid by Jean Philippe Fragrances was made in combination with one by a newly formed company, Fragrance Impressions Corporation, which is to be owned by the existing management of Tristar and certain of its creditors. As part of the bid, Jean Philippe Fragrances, LLC has agreed to enter into a manufacturing agreement with Fragrance Impressions Corporation for production of the Tristar brands to be acquired. In addition, Tristar and Fragrances Impressions Corporation are to enter into a non-competition agreement with Jean Philippe Fragrances LLC relating to alternative designer fragrances and certain mass market cosmetics.

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

We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and mass market perfumes, cosmetics and health and beauty aids:

o Prestige products -- for each prestige brand, owned or licensed by us, we create an original concept for the perfume consistent with world market trends;

o Mass market products -- we design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances, mass market cosmetics and health and beauty aids.

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

Such factors include execution and delivery of a definitive acquisition agreement for the assets to be acquired from Tristar Corporation as well as satisfaction of conditions to closing of such contemplated transaction, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress".

We operate under two (2) licenses with affiliates of our strategic partner, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


     THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Net sales for the three months ended March 31, 2002 was $28.4 million, as compared to $31.0 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 5% from that of the corresponding period of the prior year.

The decline in net sales for this 2002 first quarter is not surprising considering the 40% net sales growth reported in the first quarter 2001. Sales of our prestige fragrance products were the primary contributor to the growth in 2001 as we continued the broader geographic rollout of Paul Smith and Burberry Touch, two new fragrance collections that debuted in the second half of 2000. Although no major launches occurred during the three months ended March 31, 2002, we continued the geographic expansion of our Celine distribution network, particularly in Western Europe and Asia where Celine apparel and leather goods are widely sold.

We have a strong line-up of new brands and brand extensions in our 2002 new product pipeline. FUBU Plush is now available in select specialty stores and certain international markets. Soon, FUBU Plush will mark its official launch in mid tier department stores. Our Burberry baby line hit the stores in March 2002 and we are very enthusiastic about our new Christian Lacroix fragrance line, Bazar, which is scheduled to be launched this spring. Finally, Celine brand extension is underway with a coordinating bath line scheduled to come to market in third quarter of 2002.

Net sales of mass market products increased 9% for the quarter ended March 31, 2002, as compared to the corresponding period of the prior year. The increase is a result of the continuing product line expansion and customer acceptance of our new Intimate health and beauty aids line as well as the continuing success of our Aziza line of cosmetics. We are developing new product line extensions for both lines throughout 2002.

In an attempt to gain market share in mass market fragrances, we recently submitted a bid, which received Bankruptcy Court approval, to purchase from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding, trademarks and related intellectual property of certain brands for $3.5 million, and to acquire certain existing inventory for approximately $4.7 million. Tristar is one of our major competitors in mass market fragrances and the brands to be acquired are sold in the same distribution channel as that of our current mass market fragrance lines.

The Court approved bid was made in combination with one by a newly formed company, Fragrance Impressions Corporation, which is to be owned by the existing management of Tristar and certain of its creditors. As part of the bid, we agreed to enter into a manufacturing agreement with Fragrance Impressions Corporation for production of the Tristar brands to be acquired. In addition, Tristar and Fragrances Impressions Corporation are to enter into a non-competition agreement with us relating to alternative designer fragrances and certain mass market cosmetics. We expect a formal purchase agreement to be signed shortly, and a closing prior to June 1, 2002.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Gross profit margin was 48% of net sales for the three months ended March 31, 2002, as compared to 50% for the corresponding period of the prior year. Our target gross margin percentage has historically been 45% to 46%. The decrease in gross profit margin is due to the decline in sales of our prestige fragrance lines, which generate higher gross profit margins than our mass market lines.

Selling, general and administrative expenses decreased 17% to $9.9 million for the three months ended March 31, 2002, as compared to $11.9 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses was 35% for the three months ended March 31, 2002, as compared to 38% for the corresponding period of the prior year.

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

Selling, general and administrative expenses incurred by our French subsidiary, Inter Parfums, S.A., decreased to $7.5 million for the three months ended March 31, 2002, as compared to $9.5 million for the corresponding period of the prior year. As a percentage of sales, Inter Parfums, S.A. selling, general and administrative expenses was 38% for the three months ended March 31, 2002, as compared to 41% for the corresponding period of the prior year.

Promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. We typically budget advertising and promotion expenditures based upon sales of each of our product lines. As a result of the success of the Burberry Touch and Paul Smith launches in late 2000, we increased advertising and promotional activities in 2001 to keep the momentum of the second half of 2000 going. Our October 2001 Celine fragrance launch began slowly in the weeks following September 11th. As such, our advertising and marketing efforts were curtailed until the business environment began to show improvement late in the first quarter of 2002.

Interest expense was $80,000 for the three months ended March 31, 2002, as compared to $50,000 for the corresponding period of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs.

We recorded a gain on foreign currency of $1,000 for the three months ended March 31, 2002, as compared to a loss of $52,000 for the corresponding period of the prior year. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 36% for the three months ended March 31, 2002, as compared to 37% for the corresponding period of the prior year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Net income was $2.0 million for both the three months ended March 31, 2002 and 2001. After giving effect to our 3 for 2 stock split effected in September 2001, diluted earnings per share was $0.10 for both the three months ended March 31, 2002 and 2001.

Weighted average shares outstanding aggregated 18.8 million for the three months ended March 31, 2002, as compared to 17.4 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 20.0 million for the three months ended March 31, 2002, as compared to 19.6 million for the corresponding period of the prior year.

     LIQUIDITY AND CAPITAL RESOURCES

Profitable operating results continue to strengthen our financial position. At March 31, 2002, working capital aggregated $70 million and we had a working capital ratio of 3.7 to 1. Cash and cash equivalents aggregated $31 million and our net book value was $3.55 per outstanding share as of March 31, 2002. Furthermore, we had only $1.4 million in long-term debt.

Our short-term financing requirements are expected to be met by available cash at March 31, 2002, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2002 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $3.6 million for the three months ended March 31, 2002 as compared to $4.5 million for the corresponding period of the prior year. Accounts receivable and inventory balances were virtually unchanged from December 31, 2001. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

As previously discussed, in an attempt to gain market share in mass market fragrances, we recently submitted a bid, which has been approved by the Bankruptcy Court, to purchase from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding, certain of its mass market fragrance brands and certain inventories. It is estimated that the cash outlay at closing will approximate $7.0 million. We do not believe that such use of cash will adversely affect our liquidity.

Our Board of Directors approved a cash dividend program and our first 1.5 cent per share quarterly dividend was paid on April 15, 2002. This cash dividend, which totals $1.1 million on an annual basis, represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the three months ended March 31, 2002.


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

                      INTER PARFUMS, INC. AND SUBSIDIARIES


We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $10.0 million. The foreign currencies included in these contracts are principally the U.S. dollar. INTEREST RATE RISK MANAGEMENT

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At March 31, 2002 we had one (1) interest rate swap agreement outstanding to convert $1.4 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long-term debt due in 2005. At March 31, 2002, the EURIBOR rate was 3.3%. If interest rates were to rise 1% per annum over the remaining term of the long-term debt, then we would incur a loss of $30,000.


PART II.  OTHER INFORMATION

         Items 1, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

ITEM 6:  EXHIBITS AND REPORTS OF FORM 8-K

We filed a Current Report on Form 8-K, date of event - 1 May 2002, reporting
Item 5.



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