Form 10-Q
period 2002-06-30
INTER PARFUMS INC
filed 2002-08-12
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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


                                 (212) 983-2640
               -----------------------------------------------------
               (Registrants telephone number, including area code)


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

At August 5, 2002 there were 18,760,782 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I.   Financial Information

         Item 1.   Financial Statements                                   1

                      Consolidated Balance Sheets as
                      of June 30, 2002 (unaudited)
                      and December 31, 2001 (audited)                     2

                      Consolidated Statements of
                      Income for the Three and Six Months
                      Ended June 30, 2002 (unaudited)
                      and June 30, 2001 (unaudited)                       3

                      Consolidated Statements of
                      Cash Flows for the
                      Six Months Ended
                      June 30, 2002 (unaudited) and
                      June 30, 2001 (unaudited)                           4

                      Notes to Unaudited Financial
                      Statements                                          5

         Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           7

         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                  12

Part II.   Other Information                                             13

         Item 2.   Changes in Securities and Use of Proceeds             13

         Item 6.   Exhibits and Reports on Form 8-K                      14

Signatures                                                               14

                      INTER PARFUMS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2001 included in our annual report filed on Form 10-K.

         The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    June 30,                     December 31,
                                                      2002                           2001
                                                ------------------             ------------------
Current assets:
        Cash and cash equivalents                     $30,425,861                    $28,562,296
        Accounts receivable, net                       35,386,665                     31,222,907
        Inventories                                    36,387,420                     27,644,960
        Receivables, other                              1,291,361                        944,220
        Other                                           1,252,050                      1,362,352
        Income taxes receivable                         3,764,144                      2,633,000
        Deferred tax benefit                            1,307,000                      1,360,000
                                                ------------------             ------------------

             Total current assets                     109,814,501                     93,729,735

Equipment and leasehold improvements, net               4,228,764                      3,895,733

Other assets                                              333,485                        304,928

Deferred tax benefit                                      431,000                        767,000

Intangible assets, net                                  7,093,426                      3,841,707
                                                ------------------             ------------------

                                                     $121,901,176                   $102,539,103
                                                ==================             ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Loans payable, banks                           $4,542,790                     $1,308,086
        Accounts payable                               18,240,145                     15,512,938
        Accrued expenses                               10,426,404                      7,960,117
        Income taxes payable                            1,564,395                        746,684
                                                ------------------             ------------------

             Total current liabilities                 34,773,734                     25,527,825
                                                ------------------             ------------------

Deferred taxes payable                                    825,017                        739,353
                                                ------------------             ------------------

Long-term debt, less current portion                    1,560,682                      1,365,633
                                                ------------------             ------------------

Minority interests                                     11,679,299                      9,817,925
                                                ------------------             ------------------

Shareholders' equity:
        Common stock, $.001 par; authorized
            30,000,000 shares; outstanding
            18,760,782 and 18,692,269 shares
            at June 30, 2002 and
            December 31, 2001, respectively                18,761                         18,692
        Additional paid-in capital                     32,686,977                     32,469,587
        Retained earnings                              70,159,989                     66,786,620
        Accumulated other comprehensive income         (3,660,033)                    (8,043,282)
        Treasury stock, at cost, 7,492,463
            shares at June 30, 2002 and
            December 31, 2001                         (26,143,250)                   (26,143,250)
                                                ------------------             ------------------

                                                       73,062,444                     65,088,367
                                                ------------------             ------------------

                                                     $121,901,176                   $102,539,103
                                                ==================             ==================


See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                            2002                2001              2002             2001
                                                        -----------          -----------       -----------      -----------
Net sales                                               $27,442,809          $26,259,763       $55,860,455      $57,302,939

Cost of sales                                            14,635,220           13,701,340        29,346,744       29,130,397
                                                        -----------          -----------       -----------      -----------

Gross margin                                             12,807,589           12,558,423        26,513,711       28,172,542

Selling, general and administrative                       9,212,038            9,232,698        19,097,812       21,102,392
                                                        -----------          -----------       -----------      -----------

Income from operations                                    3,595,551            3,325,725         7,415,899        7,070,150
                                                        -----------          -----------       -----------      -----------

Other charges (income):
      Interest                                              169,491               80,063           249,441          129,675
      (Gain) loss on foreign currency                        58,285             (228,353)           57,409         (176,277)
      Interest and dividend (income)                       (242,158)            (368,782)         (329,921)        (651,319)
      Loss on sale of stock of subsidiary, net                5,382               85,805             5,382           85,805
                                                        -----------          -----------       -----------      -----------

                                                             (9,000)            (431,267)          (17,689)        (612,116)
                                                        -----------          -----------       -----------      -----------

Income before income taxes                                3,604,551            3,756,992         7,433,588        7,682,266

Income taxes                                              1,268,633            1,409,509         2,654,205        2,863,922
                                                        -----------          -----------       -----------      -----------

Net income before minority interest                       2,335,918            2,347,483         4,779,383        4,818,344

Minority interest in net income
      of consolidated subsidiary                            409,424              406,280           843,193          845,689
                                                        -----------          -----------       -----------      -----------

Net income                                               $1,926,494           $1,941,203        $3,936,190       $3,972,655
                                                        ===========          ===========       ===========      ===========

Net income per common share:
      Basic                                                   $0.10                $0.11             $0.21            $0.23
      Diluted                                                 $0.10                $0.10             $0.20            $0.20
                                                        ===========          ===========       ===========      ===========

Number of common shares outstanding:
      Basic                                              18,760,558           17,446,165        18,755,443       17,447,091
      Diluted                                            20,022,039           19,985,022        19,990,328       19,812,478
                                                        ===========          ===========       ===========      ===========

See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six months ended
                                                                                        June 30,
                                                                                2002                        2001
                                                                      ------------------          -----------------
Operating activities:
          Net income                                                         $3,936,190                 $3,972,656
          Adjustments to reconcile net income to
             net cash provided by operating activities:
               Depreciation and amortization                                    964,702                    935,766
               Loss on sale of stock of subsidiary                                5,382                     85,805
               Minority interest in net income                                  843,180                    845,689
               Deferred tax provision                                           389,000
               Gain on sale of trademark                                        (82,524)
          Increase (decrease) in cash from changes in:

             Accounts receivable                                             (1,078,739)                  (197,517)
             Inventories                                                     (6,139,179)                (7,036,993)
             Other assets                                                       (22,774)                  (162,283)
             Accounts payable and accrued expenses                            2,391,240                  2,412,213
             Income taxes payable                                              (248,389)                  (623,455)
                                                                            -----------                -----------

                    Net cash provided by operating activites                    958,089                    231,881
                                                                            -----------                -----------

Investing activities:
          Purchase of equipment and leasehold improvements                     (715,489)                  (818,245)
          Trademark and license acquisitions                                 (3,225,199)
          Proceeds from the sale of trademark                                   149,799
                                                                            -----------                -----------

                    Net cash (used in) investing activities                  (3,790,889)                  (818,245)
                                                                            -----------                -----------

Financing activities:
          Increase in loan payable, bank                                      3,087,088                  3,463,811
          Proceeds from sale of stock of subsidiary                               5,382                    106,535
          Proceeds from exercise of stock options                               217,459
          Dividends paid                                                       (545,126)                  (197,144)
          Purchases of treasury stock                                                                     (410,296)
                                                                            -----------                -----------

                    Net cash provided by financing activities                 2,764,803                  2,962,906
                                                                            -----------                -----------

Effect of exchange rate changes on cash                                       1,931,562                 (1,192,536)
                                                                            -----------                -----------

Increase in cash and cash equivalents                                         1,863,565                  1,184,006

Cash and cash equivalents at beginning of period                             28,562,296                 27,598,771
                                                                            -----------                -----------

Cash and cash equivalents at end of period                                  $30,425,861                $28,782,777
                                                                            ===========                ===========


Supplemental disclosure of cash flows information:

          Cash paid during the period for:

               Interest                                                        $166,000                   $105,000
               Income taxes                                                   1,906,000                  2,547,000

See notes to financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.       COMPREHENSIVE INCOME:

                                                                Six months ended          Six months ended
                                                                  June 30, 2002             June 30, 2001
                                                                  -------------             -------------
         Comprehensive income
            Net income                                             $ 3,936,190                $ 3,972,655
          Other comprehensive income, net of tax:
            Foreign currency
               translation adjustment                                4,381,016                 (2,742,039)
            Cumulative effect of adopting SFAS 133
               as of January 1, 2001                                                              274,201
            Gains on derivatives reclassified
               into earnings                                            (4,717)                  (274,201)
            Change in fair value of derivatives                          6,950                    (59,370)
                                                                   -----------                -----------

         Comprehensive income                                      $ 8,319,439                $ 1,171,246
                                                                   ===========                ===========


3.       GEOGRAPHIC AREAS:

         Segment information related to domestic and foreign operations is as follows:

                                                                Six months ended          Six months ended
                                                                  June 30, 2002             June 30, 2001
                                                                  -------------             -------------

         Net sales:
            United States                                        $  16,956,093              $  15,837,931
            Europe                                                  38,974,362                 41,535,008
            Eliminations                                               (70,000)                   (70,000)
                                                                 -------------              -------------
                                                                 $  55,860,455              $  57,302,939
                                                                 =============              =============
         Net Income:
            United States                                        $   1,072,024              $   1,078 916
            Europe                                                   2,864,166              $   2,893,739
                                                                 -------------              -------------
                                                                 $   3,936,190              $   3,972,655
                                                                 =============              =============

4.       EARNINGS PER SHARE:

         We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.      INVENTORIES:

        Inventories consist of the following:

                                              June 30, 2002   December 31, 2001
                                              -------------   -----------------

         Raw materials and component parts    $ 12,601,427      $  8,823,260
         Finished goods                         23,785,993        18,821,700
                                              ------------      ------------
                                              $ 36,387,420      $ 27,644,960
                                              ============      ============


6.       RECENT ACCOUNTING DEVELOPMENTS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with an indeterminate life associated with acquisitions are no longer amortized; However, the carrying value of existing intangible assets with an indeterminate life is assessed for impairment at least annually. We have implemented the provisions of SFAS No. 142 on January 1, 2002 and have tested our trademarks for impairment as of such date and determined that there was no impairment. The effect on net income of amortization of intangible assets with an indeterminate life for the six months ended June 30, 2001 aggregated $72,000, after taxes and minority interest.

7.       TRISTAR ASSET ACQUISITION:

         On May 21, 2002 our wholly-owned subsidiary, Jean Philippe Fragrances, LLC, purchased certain mass market fragrance brands and inventories of Tristar Corporation ("Tristar"), a Debtor-in-Possession. Jean Philippe Fragrances, LLC purchased the trademarks and related intellectual property of certain brands for approximately $3.2 million, and acquired certain existing inventory for approximately $3.7 million.

         In connection with the acquisition, Jean Philippe Fragrances, LLC entered into a manufacturing agreement with Fragrance Impressions Corporation for production of the Tristar brands acquired. In addition, Tristar and Fragrances Impressions Corporation entered into a non-competition agreement with Jean Philippe Fragrances, LLC relating to alternative designer fragrances and certain mass market cosmetics.

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

Amongst the various license agreements we operate under, two (2) licenses are with affiliates of our strategic partner, LV Capital USA, Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Net sales for the three months ended June 30, 2002 increased 5% to $27.4 million, as compared to $26.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales were up 1% for the period.

Net sales for the six months ended June 30, 2002 declined 3% to $55.9 million, as compared to $57.3 million for the corresponding period of the prior year. Changes in foreign currency exchange rates had no discernible effect on net sales for the period.

The 5% net sales increase for the three months ended June 30, 2002 is in line with our internal expectations. Sales generated by our French subsidiary increased 4%; in constant dollars sales were down 1%. Domestic sales registered a 5% increase for the period. These results were achieved despite the current unfavorable economic climate in South America and the general decline in prestige product sales as seen by many luxury goods manufacturers.

The slight decline in net sales for the six months ended June 30, 2002 is not surprising considering the 23% net sales growth reported in the first half of 2001. Sales of our prestige fragrance products were the primary contributor to the growth in 2001 as we continued the broader geographic rollout of Paul Smith and Burberry Touch, two new fragrance collections that debuted in the second half of 2000.

We are very optimistic for the remainder of 2002 and beyond. We will continue the geographic expansion of our Celine distribution network and we are very enthusiastic about our new Christian Lacroix fragrance line, Bazar, which has been launched in select markets during the second quarter of 2002. Our FUBU Plush line is now available in select specialty stores, certain international markets and select mid tier department stores. In addition, Essence Pure by S.T. Dupont and Eaux Extremes by Paul Smith are two new products that are in the final stages of development for launch in October 2002. Finally, our 2003 plans include a seasonal perfume under our Celine brand, an alcohol-free Bazar eau de toilette by Christian Lacroix, a new Burberry women's line, two new fragrances by Paul Smith and in late 2003 we expect to launch our first prestige fragrance line under the Diane von Furstenberg label.

With respect to our mass market products, the sales increase is the result of the product line expansion of our Intimate health and beauty aids and our Aziza cosmetic line. We have been developing new product line extensions for both lines throughout 2002. Also in development is the reintroduction of Tatiana by Diane von Furstenberg. We expect that this mass market fragrance will be ready for re-launch in September 2002.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

We anticipate our mass market fragrance lines will get a significant boost from the recent acquisition of certain fragrance brands from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding. In May 2002, we purchased trademarks and related intellectual property of certain brands for $3.2 million, and acquired certain existing inventory for approximately $3.7 million. Tristar was one of our most significant competitors in mass market fragrances and the brands acquired will be sold in the same distribution channel as that of our other mass market fragrance lines.

Growing sales within existing product lines, new product launches and an active new business development program are how we plan to grow our business. With respect to new business development, several licensing and acquisition opportunities are presently under discussion. However, we cannot assure you that any such transactions will be completed.

Gross profit margin was 47% of net sales for both the three and six month periods ended June 30, 2002, as compared to 48% and 49% for the corresponding periods of the prior year. Our target gross margin percentage has historically been 45% to 46%. However, gross profit margins have increased recently as our prestige fragrance lines, which have been growing at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines.

Selling, general and administrative expenses aggregated $9.2 million for both three month periods ended June 30, 2002 and 2001. However, as a percentage of sales, selling, general and administrative expenses decreased to 34% of net sales for the three month period ended June 30, 2002, as compared to 35% for the corresponding period of the prior year. Selling, general and administrative expenses aggregated $19.1 million for the six months ended June 30, 2002, as compared to $21.1 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses declined to 34% of net sales for the 2002, as compared to 37% for the 2001 period.

Promotion and advertising are prerequisites for brand-building and sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. We typically budget advertising and promotion expenditures based upon sales of each of our product lines. For example, as a result of the success of the Burberry Touch and Paul Smith launches in late 2000, we increased advertising and promotional activities in early 2001 to keep the momentum of the second half of 2000 going. Conversely, with the softness in economy, particularly for discretionary consumer products, in recent months, we intentionally curtailed advertising and marketing expenditures. We plan to again gear up our promotional programs as the economy improves.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Interest expense was $169,000 and $249,000 for the three and six month periods ended June 30, 2002, as compared to $80,000 and $130,000 for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs.

We recorded a loss on foreign currency of $58,000 and $57,000 for the three and six month periods ended June 30, 2002, as compared to a gain $228,000 and $176,000 for the corresponding periods of the prior year. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35% for the three months ended June 30, 2002, as compared to 38% for the corresponding period of the prior year. Our effective income tax rate was 36% for the six months ended June 30, 2002, as compared to 37% for the corresponding period of the prior year. The small decline in our effective tax rate is the result of slightly lower foreign tax rates.

Net income was $1.9 million for both the three months ended June 30, 2002 and 2001. After giving effect to the 3-for-2 stock split effected in September 2001, diluted earnings per share aggregated $0.10 for both three month periods. Net income was $3.9 million for the six months ended June 30, 2002, as compared to $4.0 million for the corresponding period of the prior year. After giving effect to the 3-for-2 stock split, diluted earnings per share aggregated $0.20 for both six month periods.

Weighted average shares outstanding aggregated 18.8 million for both the three and six month periods ended June 30, 2002, as compared to 17.4 million for both the three and six month periods ended June 30, 2001. On a diluted basis, average shares outstanding were 20.0 million for both the three and six month periods ended June 30, 2002, respectively, as compared to 20.0 million and 19.8 million for the three and six month periods ended June 30, 2001, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

Profitable operating results continue to strengthen our financial position. At June 30, 2002, working capital aggregated $75 million and we had a working capital ratio of greater than 3 to 1. Cash and cash equivalents aggregated $30 million and our net book value was $3.89 per outstanding share as of June 30, 2002. Furthermore, we had only $1.6 million in long-term debt.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash at June 30, 2002, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2002 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $1.0 million for the six months ended June 30, 2002 as compared to $0.2 million for the corresponding period of the prior year. As previously discussed, in connection with the May 2002 acquisition of certain Tristar fragrance brands, we purchased existing inventory aggregating $3.7 million. This is reflected as a use of cash by operating activities in the accompanying cash flow statement. In addition, throughout the month of June, and continuing into July and August, we purchased additional raw materials to balance our inventory of Tristar brand products. This was done without the benefit of significant Tristar brand sales during the period. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

Cash used in investing activities includes the $3.2 million paid for the Tristar brands and related intellectual property.

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

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the three months ended June 30, 2002.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $10.0 million. The foreign currencies included in these contracts are principally the U.S. dollar.

INTEREST RATE RISK MANAGEMENT

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At June 30, 2002 we had one (1) interest rate swap agreement outstanding to convert $1.6 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long-term debt due in 2005. At June 30, 2002, the EURIBOR rate was 3.3%. If interest rates were to rise 1% per annum over the remaining term of the long-term debt, then we would incur a loss of $30,000.

PART II.  OTHER INFORMATION

         Items 1, 3, 4, and 5 are omitted as they are either not applicable or have been included in Part I.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 2, 2002, two (2) executive officers exercised outstanding stock options to purchase an aggregate of 20,000 shares of Common Stock and we received approximately $51,000 in proceeds as a result of such exercises, as well as $36,000 in required withholding taxes.

         The transactions were exempt from the registration requirements of
 Section 5 of the Securities Act under Section 4(2) of the Securities Act. Each shareholder, an executive officer, agreed to purchase his common stock for investment and not for resale to the public.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT NO.                      DESCRIPTION

10.91      Bail entre SCI et Inter Parfums, S.A. [Original in French]
10.91.1    Lease between SCI and Inter Parfums, S.A. [English Translation
             Version]
10.92      Third Modification of Lease dated June 17, 2002 between Metropolitan
             Life Insurance Company, and Jean Philippe Fragrances, LLC

(b)   We filed the following Current Reports on Form 8-K

           (1) Date of event - 21 May 2002, reporting Item 2; and
           (2) Date of event - 29 May 2002, reporting Item 5



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2002.

                                               INTER PARFUMS, INC.

                                      By:      /s/ RUSSELL GREENBERG
                                         ----------------------------------
                                               Russell Greenberg,
                                               Executive Vice President and
                                               Chief Financial Officer

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                  CERTIFICATION

         Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc. that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: August 8, 2002                         By: /s/ JEAN MADAR
                                                 --------------
                                                 Jean Madar
                                                 Chief Executive Officer


Date: August 8, 2002                         By: /s/ RUSSELL GREENBERG
                                                 ---------------------
                                                 Russell Greenberg
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer