Form 10-Q
period 2002-09-30
INTER PARFUMS INC
filed 2002-11-13
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

                                   OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
             ------------------------------------------------------
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

                                 (212) 983-2640
                  ---------------------------------------------
               (Registrants telephone number, including area code)


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

At November 6, 2002 there were 18,780,782 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I.   Financial Information

         Item 1.   Financial Statements                                  1

                      Consolidated Balance Sheets as of
                      September 30, 2002 (unaudited) and
                      December 31, 2001 (audited)                        2

                      Consolidated Statements of Income for
                      the Three and Nine Months Ended
                      September 30, 2002 (unaudited) and
                      September 30, 2001 (unaudited)                     3

                      Consolidated Statements of Cash Flows
                      for the Nine Months Ended
                      September 30, 2002 (unaudited) and
                      September 30, 2001 (unaudited)                     4

                      Notes to Unaudited Financial Statements            5

         Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                      7

         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                  14

         Item 4.    Controls and Procedures                              16

Part II.   Other Information                                             17

         Item 4.    Submission of Matters to a Vote of Security Holders  17

         Item 5.    Other Information                                    18

Signatures                                                               19

Certifications                                                           20

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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       September 30,          December 31,
                                                                           2002                   2001
                                                                       ------------           ------------

CURRENT ASSETS:
        Cash and cash equivalents                                       $30,996,744            $28,562,296
        Accounts receivable, net                                         44,235,654             31,222,907
        Inventories                                                      33,899,183             27,644,960
        Receivables, other                                                1,187,260                944,220
        Other                                                             2,464,573              1,362,352
        Income taxes receivable                                             815,309              2,633,000
        Deferred tax benefit                                              1,261,500              1,360,000
                                                                       ------------           ------------

             Total current assets                                       114,860,223             93,729,735

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                 4,101,133              3,895,733

OTHER ASSETS                                                                331,941                304,928

DEFERRED TAX BENEFIT                                                        305,500                767,000

INTANGIBLE ASSETS, NET                                                    6,889,105              3,841,707
                                                                       ------------           ------------

                                                                       $126,487,902           $102,539,103
                                                                       ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Loans payable, banks                                             $4,824,016             $1,308,086
        Accounts payable                                                 19,851,977             15,512,938
        Accrued expenses                                                 11,102,168              7,960,117
        Income taxes payable                                              1,191,748                746,684
                                                                       ------------           ------------

             Total current liabilities                                   36,969,909             25,527,825
                                                                       ------------           ------------

DEFERRED TAXES PAYABLE                                                      816,291                739,353
                                                                       ------------           ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                      1,571,680              1,365,633
                                                                       ------------           ------------

MINORITY INTERESTS                                                       12,094,078              9,817,925
                                                                       ------------           ------------

SHAREHOLDERS' EQUITY:
        Common stock, $.001 par; authorized 30,000,000 shares;
            outstanding 18,780,782 and 18,692,269 shares at
            September 30, 2002 and December 31, 2001, respectively           18,781                 18,692
        Additional paid-in capital                                       32,738,077             32,469,587
        Retained earnings                                                72,569,603             66,786,620
        Accumulated other comprehensive income                           (4,147,267)            (8,043,282)
        Treasury stock, at cost, 7,492,463
            shares at September 30, 2002 and
            December 31, 2001                                           (26,143,250)           (26,143,250)
                                                                       ------------           ------------

                                                                         75,035,944             65,088,367
                                                                       ------------           ------------

                                                                       $126,487,902           $102,539,103
                                                                       ============           ============

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                      2002           2001            2002            2001
                                                  -----------     -----------     -----------     -----------
NET SALES                                          37,373,822     $27,628,127     $93,234,277     $84,931,066

COST OF SALES                                      20,913,855      14,347,431      50,260,599      43,477,828
                                                  -----------     -----------     -----------     -----------

GROSS MARGIN                                       16,459,967      13,280,696      42,973,678      41,453,238

SELLING, GENERAL AND ADMINISTRATIVE                11,447,770       9,530,447      30,545,582      30,632,839
                                                  -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                              5,012,197       3,750,249      12,428,096      10,820,399
                                                  -----------     -----------     -----------     -----------
OTHER CHARGES (INCOME):
      Interest                                         90,417          71,382         339,858         201,057
      (Gain) loss on foreign currency                  16,165         157,867          73,574         (18,410)
      Interest and dividend (income)                 (107,323)       (197,380)       (437,244)       (848,699)
      Loss on sale of stock of subsidiary, net                                          5,382          85,805
      Realized (gain) on sale of investments
                                                  -----------     -----------     -----------     -----------

                                                         (741)         31,869         (18,430)       (580,247)
                                                  -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                          5,012,938       3,718,380      12,446,526      11,400,646

INCOME TAXES                                        1,766,809       1,408,964       4,421,014       4,272,886
                                                  -----------     -----------     -----------     -----------

NET INCOME BEFORE MINORITY INTEREST                 3,246,129       2,309,416       8,025,512       7,127,760

MINORITY INTEREST IN NET INCOME
      OF CONSOLIDATED SUBSIDIARY                      554,802         387,094       1,397,995       1,232,783
                                                  -----------     -----------     -----------     -----------

NET INCOME                                         $2,691,327      $1,922,322      $6,627,517      $5,894,977
                                                  ===========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE:
      BASIC                                             $0.14           $0.11           $0.35           $0.34
      DILUTED                                           $0.14           $0.10           $0.33           $0.30
                                                  ===========     ===========     ===========     ===========

NUMBER OF COMMON SHARES OUTSTANDING:
      BASIC                                        18,780,558      17,788,416      18,763,817      17,560,866
      DILUTED                                      19,877,170      20,166,681      19,952,609      19,930,546
                                                  ===========     ===========     ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended
                                                                           September 30,
                                                                       2002             2001
                                                                  --------------    -------------
OPERATING ACTIVITIES:
          Net income                                                  $6,627,517       $5,894,977
          Adjustments to reconcile net income to
             net cash provided by operating activities:
               Depreciation and amortization                           1,498,095        1,331,297
               Loss on sale of stock of subsidiary                         5,382           85,266
               Minority interest in net income                         1,397,995        1,233,288
               Deferred tax provision                                    560,000
               Gain on sale of trademark                                 (85,459)
          Increase (decrease) in cash from changes in:
             Accounts receivable                                     (10,084,362)      (3,374,239)
             Inventories                                              (4,132,837)      (5,622,394)
             Other assets                                             (1,077,556)        (198,094)
             Accounts payable and accrued expenses                     4,977,183          439,360
             Income taxes payable                                      2,315,542          327,196
                                                                  --------------    -------------

                    Net cash provided by operating activites           2,001,500          116,657
                                                                  --------------    -------------

INVESTING ACTIVITIES:
          Purchase of equipment and leasehold improvements              (986,443)      (1,503,227)
          Trademark and license acquisitions                          (3,225,199)
          Proceeds from the sale of trademark                            155,126
                                                                  --------------     ------------

                    Net cash (used in) investing activities           (4,056,516)      (1,503,227)
                                                                  --------------     ------------

FINANCING ACTIVITIES:
          Increase in loan payable, bank                               3,384,542        3,680,628
          Proceeds from sale of stock of subsidiary                        5,573          105,866
          Proceeds from exercise of stock options                        268,579           77,188
          Dividends paid                                                (835,918)        (197,144)
          Purchases of treasury stock                                                    (425,456)
                                                                  --------------     ------------

                    Net cash provided by financing activities          2,822,776        3,241,082
                                                                  --------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                1,666,688         (180,919)
                                                                  --------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  2,434,448        1,673,593

Cash and cash equivalents at beginning of period                      28,562,296       27,598,771
                                                                  --------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $30,996,744      $29,272,364
                                                                  ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

          Cash paid during the period for:
               Interest                                                 $274,000         $191,000
               Income taxes                                              591,000        3,290,000


SEE NOTES TO FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2001. We also discuss such policies in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.       COMPREHENSIVE INCOME:

                                                            Nine months ended     Nine months ended
                                                           September 30, 2002    September 30, 2001
                                                           ------------------    ------------------
         Comprehensive income:
            Net income                                          $ 6,627,517         $ 5,894,977

          Other comprehensive income, net of tax:

              Foreign currency
                 translation adjustment                           3,951,812            (397,134)

              Cumulative effect of adopting SFAS 133
                 as of January 1, 2001                                                  274,201

              Loss (gain) on derivatives reclassified
                 into earnings                                       55,797            (274,201)
              Change in fair value of derivatives                   (51,080)             31,337
                                                               ------------       -------------
         Comprehensive income                                  $ 10,584,046         $ 5,529,180
                                                               ============       =============

3.       GEOGRAPHIC AREAS:

         Segment information related to domestic and foreign operations is as follows:

                                                          Nine months ended   Nine months ended
                                                         September 30, 2002  September 30, 2001
                                                         ------------------  ------------------
         Net sales:
            United States                                     $  29,301,840       $  24,499,860
            Europe                                               64,037,437          60,536,206
            Eliminations                                           (105,000)           (105,000)
                                                             --------------       -------------
                                                              $  93,234,277       $  84,931,066
                                                              =============       =============

Net Income:
            United States                                     $   1,913,350       $   1,693 559
            Europe                                                4,714,167           4,201,418
                                                              -------------       -------------
                                                              $   6,627,517       $   5,894,977
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

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.       INVENTORIES:

         Inventories consist of the following:

                                             SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                             ------------------      -----------------
         Raw materials and component parts        $  11,136,400           $  8,823,260
         Finished goods                              22,762,783             18,821,700
                                                  -------------           ------------
                                                  $  33,899,183           $ 27,644,960
                                                  =============           ============

6.       RECENT ACCOUNTING DEVELOPMENTS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with an indeterminate life associated with acquisitions are no longer amortized; however, the carrying value of existing intangible assets with an indeterminate life is assessed for impairment at least annually. We have implemented the provisions of SFAS No. 142 on January 1, 2002 and have tested our trademarks for impairment as of such date and determined that there was no impairment. The effect on net income of amortization of intangible assets with an indeterminate life for the nine months ended September 30, 2001 aggregated $108,000, after taxes and minority interest.

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

We operate in the fragrance and cosmetic industry, specializing in prestige fragrances and mass market fragrances, cosmetics and health and beauty aids:

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

We operate under various license agreements, including two licenses that are with affiliates of our strategic partner, LV Capital USA, Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the three months ended September 30, 2002 increased 35% to $37.4 million, as compared to $27.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales were up 26% for the period.

Net sales for the nine months ended September 30, 2002 increased 10% to $93.2 million, as compared to $84.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales were up 7% for the period.

The 35% net sales increase for the three months ended September 30, 2002 is the result of growth in both our prestige and mass market product lines. Sales generated by our French subsidiary, which consist primarily of our prestige product lines, increased 32% for the three month period; in constant dollars those sales were up 18%. Domestic sales, which consist primarily of our mass market product lines, registered a 43% increase for the period.

Prestige product sales experienced a significant turnaround during the third quarter of 2002. The travel business and related luxury goods markets are beginning to trend upward. Our sales growth was also spurred by the continued geographic expansion of our Celine fragrance distribution network. Our Christian Lacroix fragrance line, Bazar, which was launched in select markets during the second quarter of 2002 is also continuing its international expansion.

We are very optimistic for the remainder of 2002 and beyond. Essence Pure by S.T. Dupont and Eaux Extremes by Paul Smith are two new products that were launched in October 2002. Our 2003 plans include a seasonal perfume under our Celine brand, an alcohol-free Bazar eau de toilette by Christian Lacroix, a new Burberry women's line, two new fragrances by Paul Smith and in late 2003 we expect to launch our first prestige fragrance line under the Diane von Furstenberg label.

With respect to our mass market product lines, sales gains were achieved in all three of our principal product groups: mass market fragrances, Intimate health and beauty aids and Aziza cosmetic lines, for an overall improvement of 43% as compared to the third quarter of last year. Sales growth in mass market fragrances stems from the acquisition of certain fragrance brands from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding. In May 2002, we purchased trademarks and related intellectual property of certain brands for $3.2 million, and acquired certain existing inventory for approximately $3.7 million. Tristar was one of our most significant competitors in mass market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass market fragrance lines. New product line extensions were the primary reasons for the increased sales volume from our Intimate health and beauty aids and Aziza cosmetic lines.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Growing sales within existing product lines, new product launches and an active new business development program are how we plan to grow our business. With respect to new business development, several licensing and acquisition opportunities are presently under discussion. However, we cannot assure you that any such transactions will be completed.

Gross profit margin was 44% and 46% of net sales for the three and nine month periods ended September 30, 2002, as compared to 48% and 49% for the corresponding periods of the prior year. Our target gross margin percentage has historically been 45% to 46%. Sales growth in our mass market product lines, which generate lower gross margins than our prestige product lines, out paced that of prestige lines, thereby slightly lowering our gross margins. In addition, during the three months ended September 30, 2002, we closed out some slow moving and discontinued product lines generating margins below our historic norms.

Selling, general and administrative expenses aggregated $11.4 million for the three months ended September 30, 2002, as compared to $9.5 million for the corresponding period of the prior year. However, as a percentage of sales, selling, general and administrative expenses declined to 31% of net sales for the 2002 period, as compared to 35% for the 2001 period.

Selling, general and administrative expenses aggregated $30.5 million for the nine months ended September 30, 2002, as compared to $30.6 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses declined to 33% of net sales for the 2002 period, as compared to 36% for the 2001 period.

Selling, general and administrative expenses, as a percentage of sales, improved as we spread our fixed costs over a growing sales base. In addition, promotion and advertising are prerequisites for brand-building and sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. We typically budget advertising and promotion expenditures based upon sales of each of our product lines. With the softness in the economy experienced earlier this year, particularly for discretionary consumer products, we intentionally curtailed advertising and marketing expenditures. We plan to again gear up our promotional programs as the economy and market for luxury goods continues to improve.

Interest expense was $90,000 and $340,000 for the three and nine month periods ended September 30, 2002, as compared to $71,000 and $201,000 for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs.

Our effective income tax rate was 35% for the three months ended September 30, 2002, as compared to 38% for the corresponding period of the prior year. Our effective income tax rate was 36% for the nine months ended September 30, 2002, as compared to 37% for the corresponding period of the prior year. The small decline in our effective tax rate is the result of slightly lower foreign tax rates.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Net income increased 40% to $2.7 million for the three months ended September 30, 2002, as compared to $1.9 million for the corresponding period of the prior year. Diluted earnings per share was also up 40% aggregating $0.14 for the three months ended September 30, 2002, as compared to $0.10 for the corresponding period of the prior year.

Net income increased 12% to $6.6 million for the nine months ended September 30, 2002, as compared to $5.9 million for the corresponding period of the prior year. Diluted earnings per share aggregated $0.33 for the nine months ended September 30, 2002, as compared to $0.30 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 18.8 million for both the three and nine month periods ended September 30, 2002, as compared to 17.8 million and
17.6 million for the three and nine month periods ended September 30, 2002, respectively. On a diluted basis, average shares outstanding were 19.9 million and 20.0 million for the three and nine months ended September 30, 2002, respectively, as compared to 20.2 million and 19.9 million for the three and nine months ended September 30, 2001, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

Profitable operating results continue to strengthen our financial position. At September 30, 2002, working capital aggregated $78 million and we had a working capital ratio of greater than 3 to 1. Cash and cash equivalents aggregated $31 million and our net book value was $4.00 per outstanding share as of September 30, 2002. Furthermore, we had only $1.6 million in long-term debt.

Our short-term financing requirements are expected to be met by available cash at September 30, 2002, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2002 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $2.0 million for the nine months ended September 30, 2002 as compared to $0.1 million for the corresponding period of the prior year. As previously discussed, in connection with the May 2002 acquisition of certain Tristar fragrance brands, we purchased existing inventory aggregating $3.7 million. This is reflected as a use of cash by operating activities in the accompanying cash flow statement. In addition, since the acquisition, we purchased additional raw materials to balance our inventory of Tristar brand products. Accounts receivable is also up as of September 30, 2002, as a result of the 35% sales growth reported for the three months ended September 30, 2002. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


Cash used in investing activities includes the $3.2 million paid for the Tristar brands and related intellectual property.

Our Board of Directors approved a quarterly cash dividend program of 1.5 cents per share paid on a quarterly basis. This cash dividend, which totals $1.1 million on an annual basis, represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the nine months ended September 30, 2002.

         DISCUSSION OF CRITICAL ACCOUNTING POLICIES

We make estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies that we employ.

         REVENUE RECOGNITION

We sell our products to department stores, perfumeries, mass market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by domestic subsidiaries are denominated in U.S. dollars and sales of such products by foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon analysis of the customer's financial position and previously established buying patterns. We do not generally bill customers for shipping and handling costs and, accordingly, classify such costs as selling and administrative expenses. Revenues are recognized when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns and trade discounts and allowances.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


We do not generally allow customers to return their unsold products. However, on a case-by-case basis we occasionally allow customer returns. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends. We record estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based on estimated realizable value. The physical condition and marketability of returned products are the major factors considered in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, inventory levels or competitive conditions differ from expectations.

         PROMOTIONAL ALLOWANCES

We have various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to our products. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

         INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the cost of inventories based upon our sales forecast and the physical condition of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


         EQUIPMENT AND OTHER LONG-LIVED ASSETS

Equipment, which includes tools and molds, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital spending strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of equipment could result in shortened useful lives.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance. In those cases where we determine that the useful life of other long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES


We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $5.5 million. The foreign currency included in these contracts is the U.S. dollar.

INTEREST RATE RISK MANAGEMENT

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to take advantage of declining interest rates. At September 30, 2002 we had one (1) interest rate swap agreement outstanding to convert $1.6 million of principal fixed rate debt with an interest rate of 4.56% to floating interest rate debt, at the EURIBOR rate, over the life of our long-term debt due in 2005. At September 30, 2002, the EURIBOR rate was 3.3%. If interest rates were to rise 1% per annum over the remaining term of the long-term debt, then we would incur a loss of $30,000.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes were required at this time.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our Company's internal controls or in other factors that could significantly affect our internal controls after the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Items 1, 2, 3 and 6 are omitted as they are either not applicable or have been included in Part I.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. (the "Company"), was held on August 9, 2002 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

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

         The results of the voting to elect the foregoing persons were as follows:

--------------------------------------------------------------------------------
                                     Votes For                 Votes Withheld
--------------------------------------------------------------------------------
Jean Madar                           17,202,403                   1,266,801
--------------------------------------------------------------------------------
Philippe Benacin                     17,202,403                   1,266,801
--------------------------------------------------------------------------------
Russell Greenberg                    17,202,403                   1,266,801
--------------------------------------------------------------------------------
Francois Heilbronn                   17,238,178                   1,231,026
--------------------------------------------------------------------------------
Joseph A. Caccamo                    17,238,178                   1,231,026
--------------------------------------------------------------------------------
Jean Levy                            17,238,178                   1,231,026
--------------------------------------------------------------------------------
Robert Bensoussan-Torres             17,238,178                   1,231,026
--------------------------------------------------------------------------------
Daniel Piette                        17,238,178                   1,231,026
--------------------------------------------------------------------------------
Jean Cailliau                        17,238,178                   1,231,026
--------------------------------------------------------------------------------
Philippe Santi                       17,202,403                   1,266,801
--------------------------------------------------------------------------------
Serge Rosinoer                       17,238,178                   1,231,026
--------------------------------------------------------------------------------

A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


(c) (i) The final item on the agenda was a proposal to approve the adoption of an amendment to the Company's 1999 Stock Option Plan. The results of the voting on such resolution were as follows:

                  --------------------------------------------
                   17,115,717     votes for the resolution
                  --------------------------------------------
                    1,302,248     votes against
                  --------------------------------------------
                       51,238     votes abstained
                  --------------------------------------------


A majority of the outstanding shares were cast for the above referenced resolution, and the resolution was duly passed.

         ITEM 5.   OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, our Company is responsible for disclosing the "non-audit services" to be performed by our auditors that were approved by our Company's Audit Committee during the quarterly period covered by this report. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company.

During the quarterly period covered by this report, the Audit Committee authorized our Company to retain our auditors, Eisner LLP, to perform tax consultation and tax preparation services in the ordinary course of business for our Company for fiscal year ending December 31, 2002. In addition it authorized our Company to retain Eisner LLP for tax consultation services, on a project-by-project basis, in return for fees not to exceed $5,000 for each project, that would not be considered in the ordinary course of business, and directed that approval of the Audit Committee would be required for any further tax services.

During the quarterly period covered by this report, the Audit Committee also authorized our Company to retain KPMG Audit, a division of KPMG S.A., the external auditor of our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its wholly-owned subsidiaries, to provide tax consultation and advice with respect to repatriation of earnings of our company's French subsidiaries to us in the United States.

                      INTER PARFUMS, INC. AND SUBSIDIARIES





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2002.

                                                  INTER PARFUMS, INC.

                                            By:   /s/ RUSSELL GREENBERG
                                               -----------------------------
                                                  Russell Greenberg
                                                  Executive Vice President and
                                                  Chief Financial Officer

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS

I, Jean Madar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inter Parfums, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ JEAN MADAR
------------------------
Jean Madar
Chief Executive Officer

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS

I, Russell Greenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inter Parfums, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ RUSSELL GREENBERG
-----------------------
Russell Greenberg
Chief Financial Officer

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                  CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: November 8, 2002                        By:
                                                  /s/ JEAN MADAR
                                                  --------------
                                                  Jean Madar
                                                  Chief Executive Officer


Date: November 8, 2002                        By:
                                                  /s/ RUSSELL GREENBERG
                                                  ---------------------
                                                  Russell Greenberg
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer