Form 10-K
period 2002-12-31
INTER PARFUMS INC
filed 2003-03-28
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)
      /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2002 or

      / / Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from                to.

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

      Securities registered pursuant to Section 12(g) of the Act: Common
                                                                  ------
      Stock, $.001 par value per share.
      ---------------------------------

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $25,794,431 of voting equity and $-0- of non-voting equity.

      Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (26 March 2003): 18,978,007.

      Documents Incorporated By Reference: None.

                                Table of Contents
                                                                        Page
PART I

 Item 1.     Business........................................................1

 Item 2.     Properties.....................................................16

 Item 3.     Legal Proceedings..............................................17

 Item 4.     Submission of Matters to a Vote of Security Holders............17

PART II

 Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters............................................18

 Item 6.     Selected Financial Data........................................20

 Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operation.............................21

 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....28

 Item 8.     Financial Statements and Supplementary Data....................29

 Item 9.     Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure............................30

PART III

 Item 10.   Directors and Executive Officers of the Registrant..............31

 Item 11.   Executive Compensation..........................................35

 Item 12.   Security Ownership of Certain Beneficial Owners and Management..39

 Item 13.   Certain Relationships and Related Transactions..................42

 Item 14.   Controls and Procedures.........................................44

PART IV

 Item 15.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ....................................................45

FINANCIAL STATEMENTS.......................................................F-1

SIGNATURES

CERTIFICATIONS

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

      Our worldwide headquarters and the office of our two (2), wholly-owned, New York limited liability companies, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its two wholly-owned subsidiaries, Inter Parfums Grand Public, S.A., and Inter Parfums Trademark, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000.

      Our common stock is listed on The Nasdaq Stock Market (National Market System) and its trading symbol is "IPAR". The common shares of our subsidiary, Inter Parfums S.A., are traded on the Paris Stock Exchange.

      We operate in the fragrance and cosmetic industry, specializing in prestige perfumes, mass market perfumes, cosmetics and health and beauty aids:

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume consistent with world market trends.

o Mass market products - We design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances, mass market cosmetics and health and beauty aids.

PRODUCTION AND SUPPLY

      The stages of the development and production process for all fragrances are as follows:

o Simultaneous briefing with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

o     Concept choice;

o     Produce mock-ups for final acceptance of bottles and packaging;

o Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

o     Choose our suppliers;

o     Schedule production and packaging;

o     Issue component purchase orders;

o     Follow quality control procedures for incoming components; and

o     Follow packaging and inventory control procedures.


Suppliers who assist us with product development include:

o Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

o Perfumers (IFF, Firmenich, Creations Aromatiques, Robertet, Quest, Givaudan,Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

o Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

o Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

      For our prestige product lines, 80% of component and production needs are purchased from approximately 20 suppliers out of a total of over 120 active suppliers. The suppliers' accounts for our French operations are primarily settled in Euros, and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars.

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

      Approximately 23% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Our sales are not subject to material seasonal fluctuations.

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

      Our distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network provides us with a significant presence in over 100 countries around the world. Approximately 50 distributors out of a total of over 250 active accounts represent 80% of international prestige fragrance sales. No one customer represents more than 10% of sales.

      International distribution of our FUBU fragrance products is handled in the same manner as that of our other prestige fragrance lines. United States distribution is the responsibility of our in house sales force who market FUBU fragrance products to specialty retail stores, retail stores which sell FUBU apparel and mid tier department stores.

      MASS MARKET PRODUCTS

      In the United States, mass merchandisers and supermarket chains, are the target customers for our mass market products. Our current customer list includes

      o     Walmart
      o     Albertson's
      o     Family Dollar
      o     Dollar General
      o     Dollar Tree Distributors
      o     Consolidated Stores (Big Lot Stores)
      o     99 Cent Only
      o     Pathmark
      o     Fred's

      In addition, our mass market products are sold to wholesale distributors, such as Variety Wholesalers, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets, such as Charming Shoppes (Fashion
Bug).

      These products are sold through a highly efficient and dedicated in-house sales team and reach approximately 15,000 retail outlets throughout the United States. Our 140,000 square foot distribution center has provided us with the opportunity and resources to meet our customers' delivery requirements. The entrepreneurial spirit of our management enables us, and challenges us, to seek out and master new technologies to better serve our customers.

      International distribution of our mass market product lines operate through the use of exclusive and nonexclusive distribution agreements in such major territories such as

      o     Brazil
      o     Mexico
      o     Argentina
      o     Chile
      o     Columbia
      o     Canada
      o     Russia
      o     Eastern Europe

THE MARKET

      The fragrance and cosmetic market can be broken down into two types of retail distribution:

o Selective distribution - perfumeries and specialty sections of department stores, who sell brand name products with a luxury image, and

o Mass distribution - Mass merchandisers, discount stores and supermarkets, who sell low to moderately-priced mass market products for a broad customer base with limited purchasing power.

      SELECTIVE DISTRIBUTION

      During 2002, the French perfume industry, which accounts for about approximately 30% of the world market, reported a 4.5% growth rate, as compared to a 7% growth rate in 2001. (Source: Federation des Industries de la Parfumerie).

Net sales in 2002 for the French domestic market for selective distribution increased by 3.2% as compared to 5.9% in 2001. During 2002 the French export market increased by 7.8%.

o The European Union: Sales increased overall by 6.5%. Sales were strong in the United Kingdom (15% increase) and Italy (11% increase). Sales in Germany were stable.

o Europe (excluding the European Union countries): Net sales increased 6.2%. Net sales to Turkey rebounded after the 2001 financial crisis with a 27% increase; net sales also increased in Poland (+17%) and Russia (+10%).

o Asia: Net sales increased by 7.8%. Asia is becoming one of the biggest markets for French cosmetics and perfumes, with strong increases in China (+27%) and South Korea (+13%). Net sales to Japan also increased 3%.

o North America: Net sales to North America declined 1%, predominantly due to lackluster sales in the United States (-2%), which is still recovering from the events of September 11.

o South America: Net sales to South America suffered a large decline (-17%), as the result of the financial crises in Argentina and Brazil, where sales declined 74% and 15%, respectively.

      (Source: Federation des Industries de la Parfumerie)

      While our market share is less than 1% in France, in other countries such as the United Kingdom, United States, Italy, Portugal, Saudi Arabia and South Korea, we estimate that our market share is between 1% and 4% of French perfumery imports (internal source).

      MASS DISTRIBUTION

      Our mass market products, which consist of low to moderately-priced fragrances, cosmetics and health and beauty aids are designed for a broad customer base with limited purchasing power. We sell our products both in the United States and abroad. Mass merchandisers, discount stores and supermarkets continued to perform very well during the slowdown of the economy. Our Aziza line of cosmetics has achieved widespread acceptance with distribution in over 15,000 doors and growing. Our new line of health and beauty aids, which consist of shampoos, conditioners and lotions, under our Intimate brand, is currently distributed in over 10,000 doors. We expect sales to continue to grow as our high volume, discount store customers open more stores, and we continue to develop new products for them.

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

      Our closest competitors in the prestige market typically do not have mass market products departments. However, they may develop, market and sell prestige cosmetics. We intend to enter the prestige cosmetic market in late 2003 with the launch of our Diane von Furstenberg cosmetic line.

      At the present time, we are aware of approximately four established companies which market similar alternative designer fragrances. This market is characterized by competition primarily based upon price. We feel the quality of our fragrance products, competitive pricing, and our ability to quickly and efficiently develop and distribute new products, will enable us to continue to effectively compete with these companies.

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

      Overall spending on marketing and point of sale support aggregated approximately $ 17.8 million in 2002 with approximately $ 5.6 million in point of sale support, which is included in cost of sales and $ 12.2 million in other marketing costs, included in selling expenses. Distributors of our product lines contribute a similar amount for additional marketing support. The cost of launching a new product (molds and tools, start-up costs and communication costs, media, etc.) generally varies from $0.2 million to $2.0 million.

      The smooth and consistent operation of our prestige perfume operations requires a thorough knowledge of the market, detailed analysis of the image and potential of each brand name, a "good dose" of creativity, as well as a highly professional approach to international distribution channels. Our prestige fragrances have an average life expectancy of five to ten years, and retail at prices of $30 to $80.

      Our brand name portfolio, which has been steadily increasing since 1988, is now made up essentially of seven brand names, each of which has a variety of product lines. Net sales of Burberry products accounted for 40.6%, 40.8% and 37.8% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

      During Fiscal 2002, in accordance with our business plan to maximize the value of our licenses, we launched several new name brand lines, including Christian Lacroix Bazar, S.T. Dupont Essence Pure, Paul Smith Extreme and FUBU Plush, which are discussed in more detail below.

      In addition, we have planned several new product launches for 2003, including for the first time, special, limited edition, seasonal fragrances.

      The following is a description of our major, prestige fragrance brands.

      BURBERRY
      (BURBERRY LONDON, BURBERRY WEEK END, BURBERRY TOUCH)

      Burberry is our leading selective brand name and we are operating under the terms of an exclusive worldwide license agreement entered into in 1993. In February 2000, we extended the license agreement until December 31, 2006, and in 2001 we expanded the license to include baby fragrance and toiletry products.

      In August 2000, we launched two new Burberry perfume lines, Burberry Touch for men and Burberry Touch for women, and in 2001, we extended the Burberry Touch line to bath products.

      We have scheduled the launch of a new Burberry fragrance in the second quarter 2003, and we also expect to launch a new line for Burberry in the third quarter of 2003.

      S.T. DUPONT
      (S.T. DUPONT PARIS, S.T. DUPONT ESSENCE PURE)

      In June 1997 we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Based on a strong international luxury image, two lines launched in September 1998 made a promising start with a strong sell through. A line of bath products introduced during the first half of 1999 further enhanced the image of the brand.

      In March 2000 we launched a new S.T. Dupont Signature line of two new highly selective perfumes. The Signature line did not meet our overall expectations and it was discontinued in 2002. In late 2002, we launched S.T. Dupont Essence Pure, a new line for men and women under our S.T. Dupont license.

      PAUL SMITH
      (PAUL SMITH, PAUL SMITH EXTREME)

      We signed an exclusive license agreement with Paul Smith in December 1998 for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics, our first designer fragrance.

      Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor. These images, in conjunction with a growing audience, provide the justification for the creation of a perfume and cosmetics line. We launched our first line of Paul Smith perfumes in certain international markets beginning in July 2000.

      In October 2002, we commenced the initial launch of our new Paul Smith Extreme line and we are creating a new Paul Smith fragrance line for men and women which we have tentatively scheduled to launch in the Spring of 2004.

      CHRISTIAN LACROIX
      (EAU FLORALE, BAZAR, SUMMER FRAGRANCE)

      In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our first Christian Lacroix line, Eau de Parfum, was launched in 1999 and in 2001, we launched a lighter eau de toilette fragrance, Eau de Florale.

      During 2002, we developed and launched two completely new lines for Christian Lacroix: Bazar pour femme and Bazar pour homme. The Bazar pour femme comes in an eau de parfum spray as well as an Eau Deodorante Natural Spray, Perfumed Body Lotion and Perfumed bath and shower gel. The Bazar pour homme comes in an eau de toilette spray a Deodorant Stick, All Over Shampoo, After-Shave balm and After-Shave.

      We have scheduled the debut of a limited edition, Christian Lacroix seasonal fragrance for April 2003.

      CELINE
      (CELINE, ORIENTAL SUMMER)

      In May 2000 we entered into an exclusive worldwide license agreement for the development, manufacturing and distribution of fragrance lines under the Celine brand name with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. We launched two new fragrance lines the fourth quarter of 2001. We also introduced a Celine bath line in the third quarter of 2002.

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

      We have scheduled the debut of a limited edition, Celine seasonal fragrance called Oriental Summer, for March 2003.

      DIANE VON FURSTENBERG

      In May 2002 we entered into an exclusive worldwide license agreement with Diane Von Furstenberg Studio, L.P. for the development, manufacturing and distribution of fragrance, cosmetics, skin care and related beauty products, to be sold under the Diane Von Furstenberg, DVF, Diane Von Furstenberg The Color Authority, and Tatiana brand names. Our rights under such license agreement are subject to certain minimum sales requirements, advertising expenditures and royalty payments.

      Designer and entrepreneur, Diane von Furstenberg has been on the American fashion scene since the mid 1970's when she launched her first fashion coup, the wrap dress. Some five million were sold globally, attesting to the designer's ability to innovate. Throughout her career, she embarked on many other ventures, including home fashion products, fragrances and cosmetics, retail shops, and book publishing. Today, Diane von Furstenberg has reestablished her name in the fashion arena. Her collection is distributed worldwide through the finest specialty and department stores.

      We have begun working on a new prestige fragrance and cosmetic line, which we expect to launch with very selective distribution in late 2003.

      FUBU
      (FUBU PLUSH)

      In June 2000 we signed an exclusive worldwide agreement with FUBU The Collection to produce and sell men's and women's fragrances. Our agreement with FUBU allows us to offer a new, contemporary fragrance to consumers. Everything about the FUBU fragrance lines, from scent to packaging, advertising and marketing, complements the lifestyle image of the FUBU collections.

      Founded by four young men in 1992, FUBU exploded onto the young men's fashion scene. Music, movie, television and sport stars have worn the designs all recognizable by the FUBU logos. Today, FUBU product sales exceed $400 million, and encompass men's sportswear-formalwear, ladies, and children's apparel, as well as footwear and accessory items. The exposure FUBU has received has helped to create a loyal brand following from ages 5-55 in both the U.S. and abroad. Today's FUBU customers are both men and women, living in big cities and small towns, and encompass many diverse ethnic, racial and cultural backgrounds.

      During 2002, we launched our FUBU Plush line for men and women, our first two lines under our FUBU license agreement. The FUBU Plush line for men consists of an eau de toilette spray, Soothing After Shave Spray, Cooling After Shave Balm and Moisturizer, and Foaming Hair and Body Wash. The FUBU Plush line for women consists of an eau de parfum spray and three bath and body products: Silky Fresh Mist, Posh Body Lotion and Lavish Shower Gel.

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

      The following is a summary of the prestige brand names owned or licensed by us:


Brand Name                Licensed     Date                                       Purchase
                          or Owned     Acquired      Term                         Price
                                                                                  (in
                                                                                  millions)
Burberry                  Licensed     July 93       13 years                     $0.0
S.T. Dupont               Licensed     July 97       11 years                      1.0
Paul Smith                Licensed     Dec. 98       12 years                      0.0
Celine                    Licensed     May 00        11 years from January         0.0
                                                     2001, with an additional
                                                     5-year option term
Molyneux                  Owned        Mar. 94       N/A                           4.2
Christian Lacroix         Licensed     Mar. 99       11 years                      0.0
FUBU                      Licensed     June 00       61/2years with three          0.0
                                                     additional 2-year option
                                                     terms.
Diane Von Furstenberg     Licensed     May 02        8 year 7 month term with      0.0
                                                     three additional 2-year
                                                     option terms.


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

      In May 2002 we, through our wholly-owned subsidiary, Jean Philippe Fragrances, LLC, acquired certain mass market fragrance brands, intellectual property, trademarks and inventory from Tristar Corporation, a Debtor-in-Possession in the Chapter 11 proceeding, Case no. 01-53706, U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, paying $3.2 million for the intellectual property and $3.7 million for inventory.

      In connection with such transaction, Fragrance Impressions Corporation, a newly formed company owned by Tristar's existing management and certain Tristar creditors, purchased most of the remaining assets of Tristar and assumed certain Tristar debt. As part of the transaction, Jean Philippe Fragrances entered into a manufacturing agreement with Fragrance Impressions to produce goods under the newly acquired Tristar brands. In addition, Tristar and Fragrances Impressions have entered into a non-competition agreement with Jean Philippe Fragrances relating to alternative designer fragrances and certain mass market cosmetics. Subsequently, Fragrance Impressions Corporation advised us that it would not be able to continue in business as our contract manufacturer. We have commenced working with alternate sources of manufacturing for our Tristar brand of fragrances, and we do not believe that use of such alternate source of manufacturing for our Tristar brand of fragrances will have a material, adverse impact on our operations.

      Tristar had been one of our most significant competitors over the years, and we believe this acquisition will benefit our mass market business on many fronts. We now have greater market share; the additional brands will open new retail accounts for us; and, we are adding sales volume.

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


      MASS MARKET COSMETICS

      We purchased the trademark, Aziza from Unilever N.V. in 1995. After extensive market research and product development, we launched an Aziza product line in February 1996. The recognition of the Aziza trade name provided us with the opportunity to introduce a new cosmetic line with an existing loyal customer base.

      During August 1999 we introduced an Aziza line of low priced eyeshadow kits, mascara, and pencils, which is geared towards the young teen market. This product line, with its low suggested retail prices, is being distributed to mass market retailers and discount chains, including the 99 Cent and Dollar Store markets.

      Recent line extensions to Aziza include foundation, lipstick, nail polish and related accessories. Aziza is presently distributed in approximately 15,000 mass market outlets throughout the United States.

      MASS MARKET HEALTH AND BEAUTY AIDS

      During 2001, we introduced a new line of mass market health and beauty aids under our Intimate brand, consisting of shampoo, conditioner, hand lotion and baby oil. We distribute this line to the same mass market retailers and discount chains as our Aziza cosmetic line. Intimate health and beauty aids are presently distributed in approximately 10,000 mass market outlets throughout the United States.

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

TRADEMARKS

      Under various license agreements we have the right to use certain registered trademarks throughout the world. These registered trademarks include:

      o     Burberry
      o     S.T. Dupont
      o     Paul Smith
      o     Christian Lacroix
      o     Celine
      o     Jordache
      o     FUBU
      o Diane von Furstenberg, DVF, Diane von Furstenberg The Color Authority, and Tatiana.

      In addition, we are the registered trademark owner of:

      o     Intimate
      o     Aziza
      o     Regal Collections, Royal Selections
      o     Parfums Molyneux, Captain, Quartz and Lord

EMPLOYEES

      As of March 1, 2003 we had 103 full-time employees world-wide. Of these, 46 are engaged in sales activities and 30 in administrative and marketing activities.

      As of March 1, 2003 we had 40 full-time United States employees. Of these, 13 were engaged in sales activities and 27 in administrative and marketing activities.

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

      The prestige fragrance and cosmetic industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy-- regular and methodical development of quality products for a growing portfolio of internationally renowned brand names.

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

      Approximately 23% of our Paris subsidiary's net sales are sold in US dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, France, Canada or other countries might also have a material adverse effect on our business.

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

WE MAY BECOME SUBJECT TO POSSIBLE LIABILITY FOR IMPROPER COMPARATIVE ADVERTISING OR "TRADE DRESS".

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

ITEM 2.     PROPERTIES

      Our corporate headquarters and United States operations are located in approximately 9,000 square feet of office space at 551 Fifth Avenue, New York, New York. These premises are leased for a term ending February 28, 2013. Our monthly rental is approximately $27,000, which is subject to escalations.

      Our Paris based subsidiary maintains offices located at 4 Rond Point Des Champs Elysees, Paris, France, in approximately 6,000 square feet of leased office space pursuant to three leases. The first lease is for approximately 4,000 square feet. The second lease is for approximately 2,000 square feet. Both of these leases expire in July 2005, unless terminated earlier by either party on six months written notice at three year specified intervals. The annual rentals are 127,000 Euros for the first lease and 71,000 Euros for the second lease. Rent is subject to escalations each July 1. The third lease is for the fifth floor (approximately 1700 square feet for a term ending June 2007, at an annual rent of approximately 52,000 Euros, which is subject to escalations.

      In addition, we have a lease for approximately 2500 square feet of additional office space at 18 avenue Franklin Roosevelt, Paris, France, for a term ending April 2009, at an annual rental of approximately 90,000 Euros per year, which is subject to escalations. We have the right to terminate earlier at three year specified intervals.

      We also occupy a 140,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. We are leasing these premises for an eight year term which expires October 2003 and requires monthly rental payments of approximately $57,000. We are presently negotiating an extension of this lease.

      Our French subsidiary has entered into an agreement with Sagatrans, S.A. for warehousing and distribution services through July 2005 with an option to extend until July 2008. Fees are calculated based upon a percentage of sales, which are customary in the industry.

      We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

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

      Inter Parfums, S.A. is appealing the judgment as it vigorously and categorically denies the claims of Brosseau. However, in June 2000, as a result of certain developments, Inter Parfums, S.A. and its special litigation counsel considered it likely that the judgment would be sustained and therefore took a charge against earnings for $600,000, the full amount of the judgment.

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

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      Our company's common stock, $.001 par value per share, is traded on The Nasdaq Stock Market (National Market System) under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.



            -----------------------------------------------------------------
            Fiscal 2002                  High Closing             Low Closing
                                             Price                   Price
            -----------------------------------------------------------------

            Fourth Quarter               $    8.25                $   5.18
            -----------------------------------------------------------------

            Third Quarter                $    7.98                $   5.75
            -----------------------------------------------------------------

            Second Quarter               $    8.99                $   6.94
            -----------------------------------------------------------------

            First Quarter                $   10.25                $   6.60
            -----------------------------------------------------------------



            -----------------------------------------------------------------
            Fiscal 2001                  High Closing             Low Closing
                                             Price                    Price
            -----------------------------------------------------------------
            Fourth Quarter               $    8.85                $   7.05
            -----------------------------------------------------------------

            Third Quarter                $   13.50                $   7.50
            -----------------------------------------------------------------

            Second Quarter               $    9.60                $   6.31
            -----------------------------------------------------------------

            First Quarter                $    7.41                $   5.71
            -----------------------------------------------------------------


      As of 1 March 2003, the number of record holders, which include brokers and broker's nominees, etc., of the company's common stock was 68. We believe there are in excess of 600 beneficial owners of the company's common stock.

DIVIDENDS

      Commencing in March 2002, our Board of Directors authorized our first cash dividend of $.06 per share per annum, payable $.015 per share quarterly. The first cash dividend of $.015 per share was paid on 15 April 2002 to shareholders of record on 31 March 2002.

      In March 2003, our board of directors increased the cash dividend to $.08 per share per annum, payable $.02 per share on a quarterly basis. The first cash dividend of $.02 per share is to be paid on 15 April 2003 to shareholders of record on 31 March 2003.

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

SALES OF UNREGISTERED SECURITIES

      For the period consisting of the last quarter of the fiscal year ended December 31, 2002, through the date of this report the following unregistered equity securities were issued by us.

      In December 2002, the Chief Executive Officer exercised an outstanding stock option to purchase 132,000 shares of common stock, and the President exercised two outstanding stock options to purchase an aggregate of 199,500 shares of common stock. The exercise prices of $381,348 for the Chief Executive Officer and $613,818 for the President, respectively, were paid by each of them tendering to us 46,419 and 74,721 shares of our common stock, previously owned by the Chief Executive Officer and the President, respectively, valued at $8.215 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, we expect to receive a tax benefit of approximately $600,000, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements. Each of the Chief Executive Officer and the President agreed to hold their shares for investment and not with a view towards distribution. The above transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

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

      On 20 December 2002, we granted options to purchase an aggregate of 191,950 shares for a five year period at the exercise price of $8.025 per share, the fair market value at the time of grant, to 34 employees, 1 consultant and 5 executive officers under our 1999 Stock Option Plan.

      On 24 January 2003, we granted options to purchase an aggregate of 7,500 shares for a five year period at the exercise price of $7.85 per share, the fair market value at the time of grant, to 1 executive officer under our 1999 Stock Option Plan.


      On 3 February 2003, we granted options to purchase an aggregate of 10,000 shares for a five year period at the exercise price of $7.22 per share, the fair market value at the time of grant, to 7 directors under our 2000 Non-Employee Director Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.


YEARS ENDED DECEMBER 31
(In Thousands Except Share and Per Share Data)
---------------------------------------------------------------------------------------------------------------------
                                                 2002           2001           2000          1999           1998
---------------------------------------------------------------------------------------------------------------------
Income Statement Data:
---------------------------------------------------------------------------------------------------------------------
Net Sales                                    $   130,352    $   112,233    $   101,582    $    87,140    $    89,388
---------------------------------------------------------------------------------------------------------------------
Cost of Sales                                     69,760         57,887         51,873         45,325         47,417
---------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative               43,072         39,624         37,509         31,965         32,944
---------------------------------------------------------------------------------------------------------------------
Income Before Taxes and Minority Interest         17,581         15,456         13,539          9,868          9,164
---------------------------------------------------------------------------------------------------------------------
Net Income                                         9,405          8,119          6,589(1)       4,828          4,613
---------------------------------------------------------------------------------------------------------------------
Net Income per Share(2):
   Basic                                     $       .50    $       .46    $       .37    $       .28    $       .24
   Diluted                                   $       .47    $       .41    $       .34    $       .26    $       .23
---------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding(2):
   Basic                                      18,776,988     17,834,945     17,590,106     17,081,828     19,591,402
   Diluted                                    19,948,305     19,935,534     19,500,648     18,232,839     20,022,310
---------------------------------------------------------------------------------------------------------------------


--------------

      (1) Includes nonrecurring charges aggregating $0.6 million and a gain of $0.6 million, all after taxes and minority interest. The charges represent an accrual for exposure relating to pending litigation of $0.2 million and a potential tax assessment of $0.4 million. The gain represents a realized gain on the sale of marketable securities.
      (2) Adjusted for 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.


AS AT DECEMBER 31
(In Thousands Except Share and Per Share Data)

                                                 2002           2001           2000           1999           1998
---------------------------------------------------------------------------------------------------------------------
          Balance Sheet Data:
---------------------------------------------------------------------------------------------------------------------
Working Capital                              $    83,828    $    68,204    $    57,688    $    53,390    $    49,599
---------------------------------------------------------------------------------------------------------------------
Total Assets                                     129,370        102,539         94,571         87,223         87,739
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                       -0-          1,366          1,417          1,531            200
---------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                              80,916         65,091         55,061         52,361         53,680
---------------------------------------------------------------------------------------------------------------------

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

      Such factors include effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress". For a discussion of important factors, please SEE FORWARD LOOKING INFORMATION AND RISK FACTORS contained in Part I of this report.

      RELATED PARTY TRANSACTIONS

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

      RESULTS OF OPERATIONS

      Net sales for the year ended December 31, 2002 increased 16% to a record $130 million. For the year ended December 31, 2001, net sales were up 10%. At comparable foreign currency exchange rates, net sales rose 12% in both 2002 and 2001. The increases in net sales are attributable to increases in both our prestige and mass market product lines.

      Prestige product sales, which were up approximately 13% in 2001, grew another 12% in 2002. The growth in 2001 was the result of the continued global roll-out of our Burberry Touch fragrance line. During 2001, we also continued the geographic expansion of our Paul Smith fragrance line. In addition, in October 2001, our Celine fragrance line debuted in the United States and France. Our Celine fragrance launch began slowly in the weeks following September 11th and prestige fragrance sales in general were slow for the first six months of 2002. However, we began to see a significant turnaround in July 2002, which continued for the remainder of the year.

      Prestige product sales growth in 2002 was spurred by increased global distribution of our Celine brand, which has a strong following throughout Western Europe and Japan. We also launched a new Christian Lacroix fragrance line, Bazar, for men and women as well as two fragrance line extensions, Essence Pure by S.T. Dupont and Paul Smith Extreme.

      We have a strong line-up of new brands and brand extensions in our 2003 new product pipeline. In the spring of 2003 we plan to debut summer seasonal fragrances for both our Celine and Christian Lacroix fragrance lines. During the fourth quarter of 2003, we plan to unveil a completely new Burberry fragrance line and in October 2003 we plan to launch a fragrance and cosmetic line under the Diane von Furstenberg label.

      With respect to our mass market product lines, sales gains were achieved in all three of our principal product groups: mass market fragrances, Intimate health and beauty aids and Aziza cosmetics, for an overall improvement of 27% in 2002. Sales growth in mass market fragrances stems from our acquisition of certain fragrance brands from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding. In May 2002, we purchased trademarks and related intellectual property of certain brands for $3.2 million, and acquired certain existing inventory for approximately $3.7 million. Tristar was one of our most significant competitors in mass market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass market fragrance lines. New product line extensions were the primary reasons for the increased sales volume from our Intimate health and beauty aids and Aziza cosmetic lines in 2002. We anticipate that there will be additional mass market sales growth in 2003 as we will be selling Tristar brands for a full year.

      For 2001, our mass market product sales were up 5% as a result of the initial launch of our Intimate health and beauty aid line, as well as the continuing success of our Aziza line of cosmetics.

      Our new product development program for all three of our principal mass market product groups is well under way, and we expect to roll out new mass market products throughout 2003. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

      Gross profit margins were 46.5% in 2002, 48.4% in 2001 and 48.9% in 2000. In 2001 and 2000, gross profit margins were ahead of our target rates of 45% to 46% primarily as a result of the strong dollar in relation to the Euro. This results from the fact that certain European sales are denominated in US dollars. In 2002, the weak US dollar reversed that trend. In addition, our prestige fragrance lines, which in 2001 and 2000 grew at a faster rate than our mass market lines, generate a higher gross profit margin than our mass market product lines. In 2002, our mass market lines grew at a higher rate. If the dollar remains weak throughout 2003, then gross margins are expected to hover around our target rates of 45% to 46%.

      Selling, general and administrative expenses aggregated $43.1 million in 2002, $39.6 million in 2001 and $37.5 million in 2000. As a percentage of sales, selling, general and administrative expenses were 33%, 35% and 37% in 2002, 2001 and 2000, respectively. Our mass market sales do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable. As a result, the increase in mass market sales enables us to spread our fixed costs over a larger net sales base. On the other hand, promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. Promotion and advertising expense was approximately 14% of prestige fragrance sales in 2002 and 2001, and 15% in 2000. In addition, recent increases in certain fixed costs, including insurance, rent and wages, is expected to cause a slight rise in selling, general and administrative expenses going into 2003.

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

      During the year ended December 31, 2000 we sold marketable securities and realized a gain of $1.4 million ($645,000 after taxes and minority interest). On occasion, we invest excess cash in marketable securities, which are classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. At December 31, 2000, we had no remaining marketable security positions and there were no marketable security transactions in 2001 and 2002.

      Interest expense aggregated $400,000, $300,000 and $400,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We use the credit lines available to us, as needed, to finance our working capital needs.

      Foreign currency gains or (losses) aggregated $(106,120), $100,000 and $(200,000) for the years ended December 31, 2002, 2001 and 2000, respectively. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

      Our effective income tax rate was 36%, 37% and 42% for the years ended December 31, 2002, 2001 and 2000, respectively. Tax rates in France declined slightly in 2002 and the effective tax rate for the year ended December 31, 2000 included a $480,000 accrual to cover the potential exposure related to tax audits of Inter Parfums, S.A. commenced by the French Tax Authorities. Excluding such charge our effective tax rate for 2000 was 38%.

      Net income increased 16% to $9.4 million in 2002 after increasing 23% to $8.1 million in 2001. Net income for the year ended December 31, 2000 included charges of $630,000 and a gain of $645,000, all after taxes and minority interest. The charges represent an accrual for exposure relating to the Brosseau litigation of $260,000 and a potential tax assessment of $370,000. The gain represents a realized gain on sale of marketable securities.

      Diluted earnings per share increased 15% to $0.47 in 2002 after increasing 20% to $0.41 in 2001. Weighted average shares outstanding aggregated 18.8 million, 17.8 million and 17.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. On a diluted basis, average shares outstanding were 19.9 million, for both years ended December 31, 2002 and 2001 and 19.5 million in 2000.


      LIQUIDITY AND FINANCED RESOURCES

      Profitable operating results continue to strengthen our financial position. At December 31, 2002, working capital aggregated $83.8 million and we had a working capital ratio of 3.4 to 1. Cash and cash equivalents aggregated $38.3 million and our net book value was $4.26 per outstanding share as of December 31, 2002. Furthermore, we had no long-term debt.

      On occasion we use a portion of our cash to make investments in marketable equity securities classified as available-for-sale. These funds are available to support current operations or to take advantage of other investment opportunities. These investments are made to maximize our return on cash. As of December 31, 2002 we had no marketable security positions.

      Our short-term financing requirements are expected to be met by available cash at December 31, 2002, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2003 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

      Cash provided by operating activities aggregated $12.7 million for the year ended December 31, 2002 as compared to $7.0 million in 2001. At December 31, 2002, excluding the effect of foreign currency exchange rates, accounts receivable and inventories were up 17% and 4%, respectively, from December 31, 2001. The 17% increase in accounts receivable is not unusual considering that net sales for the three months and year ended December 31, 2002, in constant dollars, were up 27% and 12%, respectively. The increase in inventories is primarily attributable to the Tristar inventory purchased in connection with the intellectual property acquisition in May 2002. In addition, we anticipate an inventory buildup throughout 2003 to support our schedule of new product launches.

      Commencing in March 2002, our Board of Directors authorized our first cash dividend of $.06 per share, approximately $1.1 million per annum, payable $.015 per share quarterly. The first cash dividend of $.015 per share was paid on 15 April 2002 to shareholders of record on 31 March 2002.

      In March 2003, our board of directors increased the cash dividend to $.08 per share, approximately $1.5 million per annum, payable $.02 per share on a quarterly basis. The first cash dividend of $.02 per share is to be paid on 15 April 2003 to shareholders of record on 31 March 2003. This increased cash dividend represents a small part of our cash position and is not expected to have any significant impact on our financial position.

      In December 2002, the Chief Executive Officer exercised an outstanding stock option to purchase 132,000 shares of common stock, and the President exercised two outstanding stock options to purchase an aggregate of 199,500 shares of common stock. The exercise prices of $381,348 for the Chief Executive Officer and $613,818 for the President, respectively, were paid by each of them tendering to us 46,419 and 74,721 shares of our common stock, previously owned by the Chief Executive Officer and the President, respectively, valued at $8.215 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, we expect to receive a tax benefit of approximately $600,000, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

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

      Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2002.


      CONTRACTUAL OBLIGATIONS

      The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).


---------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------------
                                                   LESS THAN        YEARS          YEARS        MORE THAN
                                      TOTAL         1 YEAR           2-3            4-5          5 YEARS
                                     -------------------------------------------------------------------
Long-Term Debt                       $     0        $     0        $     0        $     0        $     0
---------------------------------------------------------------------------------------------------------
Capital Lease Obligations            $     0        $     0        $     0        $     0        $     0
---------------------------------------------------------------------------------------------------------
Operating Leases                     $ 9,530        $ 2,670        $ 3,816        $ 1,378        $ 1,666
---------------------------------------------------------------------------------------------------------
Purchase Obligations                 $     0        $     0        $     0        $     0        $     0
---------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP             $     0        $     0        $     0        $     0        $     0
---------------------------------------------------------------------------------------------------------
Minimum Royalty Obligations          $28,423        $ 3,251        $ 9,391        $ 7,688        $ 8,093
---------------------------------------------------------------------------------------------------------
Total                                $37,953        $ 5,921        $13,207        $ 9,066        $ 9,759
---------------------------------------------------------------------------------------------------------


      DISCUSSION OF CRITICAL ACCOUNTING POLICIES

      We make estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies that we employ.

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

      We do not generally allow customers to return their unsold products. However, on a case-by-case basis we occasionally allow customer returns. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based on estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, inventory levels or competitive conditions differ from expectations.

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

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of other long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.


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

      Before entering into a derivative transaction for hedging purposes, we determine that the change in the value of the derivative will effectively offset the change in the fair value of the hedged item from a movement in foreign currency rates. Then, we measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness is recognized in the income statement.

      We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At 31 December 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $10.3 million and GB Pounds 2.3 million.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The required financial statements commence on page F-1.

SUPPLEMENTARY DATA

                          QUARTERLY DATA (UNAUDITED)
                      FOR THE YEAR ENDED 31 DECEMBER 2002
                 (In Thousands Except Share and Per Share Data)



                                             1st  Quarter   2nd Quarter    3rd Quarter    4th Quarter    Full Year
---------------------------------------------------------------------------------------------------------------------

          Net Sales                          $    28,418    $    27,443    $    37,374    $    37,117    $   130,352
---------------------------------------------------------------------------------------------------------------------
          Cost of Sales                           14,712         14,635         20,914         19,499         69,760
---------------------------------------------------------------------------------------------------------------------
          Net Income                               2,010          1,926          2,691          2,778          9,405
---------------------------------------------------------------------------------------------------------------------
          Net Income per Share(1):
             Basic                           $       .11    $       .10    $       .14    $       .15    $       .50
             Diluted                         $       .10    $       .10    $       .14    $       .14    $       .47
---------------------------------------------------------------------------------------------------------------------
          Average Common Shares
          Outstanding(1):
             Basic                            18,750,327     18,760,558     18,780,558     18,816,503     18,776,988
             Diluted                          19,961,367     20,022,039     19,877,170     19,935,392     19,948,305
---------------------------------------------------------------------------------------------------------------------

                           QUARTERLY DATA (UNAUDITED)
                       FOR THE YEAR ENDED 31 DECEMBER 2001
                 (In Thousands Except Share and Per Share Data)

                                                 1st            2nd            3rd            4th
                                               Quarter        Quarter        Quarter        Quarter       Full Year
---------------------------------------------------------------------------------------------------------------------
Net Sales                                    $    31,043    $    26,260    $    27,628    $    27,302    $   112,233
---------------------------------------------------------------------------------------------------------------------
Cost of Sales                                     15,429         13,701         14,347         14,410         57,887
---------------------------------------------------------------------------------------------------------------------
Net Income                                         2,031          1,941          1,922          2,225          8,119
---------------------------------------------------------------------------------------------------------------------
Net Income per Share(1):
   Basic                                     $       .12    $       .11    $       .11    $       .12    $       .46
   Diluted                                   $       .10    $       .10    $       .10    $       .11    $       .41
---------------------------------------------------------------------------------------------------------------------
Average Common Shares
Outstanding(1):
   Basic                                      17,448,015     17,446,165     17,788,416     18,657,183     17,834,945
   Diluted                                    19,639,935     19,985,022     20,166,681     19,950,482     19,935,534
---------------------------------------------------------------------------------------------------------------------

(1)   Adjusted for 3:2 stock split (50% stock dividend) paid in September 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10.    Executive Officers And Directors Of Registrant

      As of the date of this report, our executive officers and directors were as follows:

--------------------------------------------------------------------------
Name                  Position
--------------------------------------------------------------------------
Jean Madar            Chairman of the Board, Chief Executive Officer of
                      Inter Parfums, Inc. and Director General of
                      Inter Parfums, S.A.
--------------------------------------------------------------------------
Philippe Benacin      Vice Chairman of the Board, President of Inter
                      Parfums, Inc. and
                      President of Inter Parfums, S.A.
--------------------------------------------------------------------------
Russell Greenberg     Director, Executive Vice President and Chief
                      Financial Officer
--------------------------------------------------------------------------
Francois Heilbronn    Director
--------------------------------------------------------------------------
Joseph A. Caccamo     Director
--------------------------------------------------------------------------
Jean Levy             Director
--------------------------------------------------------------------------
Robert                Director
Bensoussan-Torres
--------------------------------------------------------------------------
Daniel Piette         Director
--------------------------------------------------------------------------
Jean Cailliau         Director
--------------------------------------------------------------------------
Philippe Santi        Director and Director of Finance, Inter Parfums, S.A.
--------------------------------------------------------------------------
Serge Rosinoer        Director
--------------------------------------------------------------------------
Bruce Elbilia         Executive Vice President
--------------------------------------------------------------------------
Wayne Hamerling       Executive Vice President
--------------------------------------------------------------------------
Eric de Labouchere    Director of Operations, Inter Parfums, S.A.
--------------------------------------------------------------------------
Frederic              Director of Export Sales, Inter Parfums, S.A.
Garcia-Pelayo
--------------------------------------------------------------------------

      The directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have entered into a Shareholders' Agreement relating to certain corporate governance issues, including granting two seats on the Board of directors to designees of LV Capital USA, Inc. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have each agreed to vote for each others nominees for directors. The number of members of our Board of Directors was increased to 11 by the addition of Serge Rosinoer in December 2000 by the unanimous vote of our board.

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

JEAN MADAR

      Jean Madar, age 42, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums, S.A., the Company's subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

PHILIPPE BENACIN

      Mr. Benacin, age 44, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

RUSSELL GREENBERG

      Mr. Greenberg, age 46, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

FRANCOIS HEILBRONN

      Mr. Heilbronn, age 42, a Director since 1988 and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

JOSEPH A. CACCAMO

      Mr. Caccamo, age 47, a Director since 1992, is an attorney with the law firm of Becker & Poliakoff, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became counsel to us. From August 1992 through September 1997, he was a director of and general counsel to, Hydron Technologies, Inc., a publicly traded company primarily engaged in the development of cosmetic and personal care products.

JEAN LEVY

      Jean Levy, age 70, a Director since August 1996 and a member of the audit, stock option and executive compensation committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of "l'Institut d'Etudes Politiques de Paris," he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at "l'Institut d'Etudes Politiques de Paris". Mr. Levy is also a director of Rallye, S.A. He was formerly a director of Zannier Group and Escada Beaute Worldwide. In addition, Mr. Levy is also a director (Chairman of the Board until he resigned in October 2001) of Financiere d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy is also a consultant to Ernst & Young, Paris.

ROBERT BENSOUSSAN-TORRES

      Robert Bensoussan-Torres, age 45, has been a Director since March 1997. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

DANIEL PIETTE

      Mr. Piette, age 57 and a director since December 1999, is also a member of the executive compensation committee of the Board of Directors. Mr. Piette is the President of L Capital Management, a private equity fund sponsored by LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), the world's largest luxury goods conglomerate. For the past 12 years, he has been a Group Executive Vice President of LVMH. Mr. Piette is also a non-executive director of D.S. Smith Holdings PLC (London) as well as a member of the Board of Overseers of ESSEC (Paris) and Columbia Business School (New York).

JEAN CAILLIAU

      Mr. Cailliau, age 40 and a director since December 1999, is also a member of the audit and the stock option committees of the Board of Directors. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. He is the CEO of LV Capital USA Inc., its United States vehicle. In January 2001 he became a Directeur of L

Capital Management, a private equity fund sponsored by LVMH. For the past 10 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

SERGE ROSINOER

      Mr. Rosinoer, age 70, was appointed to the Board of Directors in December 2000. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company's European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Exterieur de la France.

BRUCE ELBILIA

      Mr. Elbilia, age 44, Executive Vice President, joined the Company in June 1986 as the National Sales Director, and from that time until 1994, he was in charge of the Company's marketing efforts. From 1994 to 2001, Mr. Elbilia was head of international sales and marketing for United States operations, and had expanded export sales to South America, the Middle East and Eastern Europe. In 2001, Mr. Elbilia became head of our US prestige fragrance and cosmetic marketing team. Mr. Elbilia received a Bachelor of Business Administration degree, with a major in International Business/Marketing from George Washington University in Washington, D.C.

WAYNE C. HAMERLING

      Mr. Hamerling, age 46, was Vice President, Sales, from May 1987 through April 1993, when he became Executive Vice President. Mr. Hamerling has over twenty (20) years experience in the fragrance and cosmetic business. Mr. Hamerling, who attended Rutgers University, has also been actively involved in marketing of our United States mass market business for the past three (3) years, and helped develop our Aziza line and our new health and beauty aid line.

      PHILIPPE SANTI

      Philippe Santi, age 41 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi is a Certified Accountant and Statutory Auditor in France.

      ERIC DE LABOUCHERE

      Eric de Labouchere, age 48, is the Director of Operations of Inter Parfums, S.A. He has been employed by Inter Parfums, S.A. since October 1986 in product development, purchasing and marketing.

      FREDERIC GARCIA-PELAYO

      Frederic Garcia-Pelayo, age 44, has been the Director of Export Sales of Inter Parfums, S.A. since September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

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

      Serge Rosinoer failed to file Forms 4 disclosing eight (8) purchases aggregating 11,800 of common stock that were made from 15 March 2001 through 3 April 2001. In addition, he failed to timely file a Form 5 for 2001 indicating his failure to file the required Forms 4. In March 2003, Mr. Rosinoer filed a Form 5 for 2001 disclosing such sales as well as an amendment to a Form 4 filed in February 2003 disclosing the grant of a stock option.

ITEM 11.  EXECUTIVE COMPENSATION


      The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer and each of the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during fiscal years ended 31 December 2002, 31 December 2001 and 31 December 2000:


                             SUMMARY COMPENSATION TABLE





                                                           Annual Compensation                        Long Term Awards
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Securities
                                                                                          Other Annual    Underlying
                                                                                          Compensation      Options   All Other
Name and Principal Position                       Year     Salary($)     Bonus ($)        ($)                (#)(1)  Compensation
----------------------------------------------------------------------------------------------------------------------------------

Jean Madar, Chairman of the Board, Chief          2002      330,000      200,000          703,032(2)      50,000(5)     -0-
Executive Officer of Inter Parfums, Inc. and      2001      330,000      150,000        6,709,215(3)      50,000        -0-
Director General of Inter Parfums, S.A            2000      280,000      100,000          273,000(4)     -0-(6)         -0-
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
Philippe Benacin(7), President of Inter Parfums,  2002      128,250       78,850        1,075,075(8)      50,000(5)     -0-
Inc. and President of Inter Parfums, S.A          2001      117,872       67,804        6,712,215(9)      50,000        -0-
                                                  2000      117,318       65,642          278,000(10)    -0-(6)         -0-
----------------------------------------------------------------------------------------------------------------------------------
Russell Greenberg, Executive Vice President       2002      275,000       58,000          135,268(11)     18,000        -0-
and Chief Financial Officer                       2001      260,000       18,000           70,315(12)     18,000        -0-
                                                  2000      245,000       13,000           69,174(13)     18,000        -0-
----------------------------------------------------------------------------------------------------------------------------------
Bruce Elbilia, Executive Vice President           2002      198,000          -0-           33,472(14)     18,000        -0-
                                                  2001      198,000          -0-           40,365(15)     18,000        -0-
                                                  2000      178,000       10,000           24,752(16)     18,000        -0-
----------------------------------------------------------------------------------------------------------------------------------
Wayne C. Hamerling, Executive Vice President      2002      196,120       15,000          256,389(17)     18,000        -0-
                                                  2001      186,120       15,000           65,563(18)     18,000        -0-
                                                  2000      176,120       10,000          111,438(19)     18,000        -0-
----------------------------------------------------------------------------------------------------------------------------------


[Footnotes to Table]
------------------------------------

(1) Adjusted to reflect 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.
(2)   Consists of $703,032 realized upon exercise of options.
(3) Consists of lodging expenses of $48,000 and $6,661,215 realized upon exercise of options.
(4) Consists of lodging expenses of $48,000 and $225,000 realized upon exercise of options.
(5)   Options to purchase 6,500 shares of Inter Parfums, S.A. were granted.
(6)   Options to purchase 5,334 shares of Inter Parfums, S.A. were granted.
(7) Compensation figures for Mr. Benacin are approximate, as he was paid in Euros, and conversion into U.S. dollars was made at the average exchange rates prevailing during the respective periods.
(8) Consists of lodging expenses of $35,000, $15,000 for automobile expenses and $1,025,075 realized upon exercise of options.
(9) Consists of lodging expenses of $38,000, $15,000 for automobile expenses and $6,661,215 realized upon exercise of options.
(10) Consists of lodging expenses of $38,000, $15,000 for automobile expenses and $225,000 realized upon exercise of options.
(11) Consists of $2,214 for automobile expenses and $133,054 realized upon the exercise of options.
(12) Consists of $2,214 for automobile expenses and $68,161 realized upon exercise of options.
(13) Consists of $2,214 for automobile expenses and $67,500 realized upon exercise of options.
(14)  Consists of selling commissions.
(15)  Consists of selling commissions.
(16)  Consists of selling commissions.
(17) Consists of selling commissions of $75,950; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $175,949 realized upon the exercise of options.
(18) Consists of selling commissions of $61,063; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $9,954 realized upon the exercise of options.
(19) Consists of selling commissions of $54,438; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $52,500 realized upon the exercise of options.


      The following table sets forth certain information relating to stock option grants during Fiscal 2002 to our Chief Executive Officer and each of the four most highly compensated executive officers of the company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2002:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           Potential Realized Value at
                          Assumed Annual Rates of Stock
                              Individualized Grants
                       Price Appreciation for Option Term

----------------------------------------------------------------------------------------------------------------------------
Name                        Number of       % of Total         Exercise or     Expiration         Five (5%)        Ten (10%)
                            Securities      Options/SARs       Base Price        Date             Percent($)       Percent ($)
                            Underlying      Granted to         ($/Sh)
                            Options         Employees in
                            Granted (#)     Fiscal Year
----------------------------------------------------------------------------------------------------------------------------
Jean Madar                   50,000             27.5             8.025        19 Dec 07           110,858           244,967
----------------------------------------------------------------------------------------------------------------------------
Philippe Benacin             50,000             27.5             8.025       19 Dec 07           110,858           244,967
----------------------------------------------------------------------------------------------------------------------------
Russell Greenberg            18,000              9.9             8.025       19 Dec 07            39,909            88,188
----------------------------------------------------------------------------------------------------------------------------
Bruce Elbilia                18,000              9.9             8.025       19 Dec 07            39,909            88,188
----------------------------------------------------------------------------------------------------------------------------
Wayne Hamerling              18,000              9.9             8.025       19 Dec 07            39,909            88,188
----------------------------------------------------------------------------------------------------------------------------


     The following table sets forth certain information relating to option exercises effected during Fiscal 2002, and the value of options held as of December 31, 2002 by each of our Chief Executive Officer and the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2002:

                  AGGREGATE OPTION EXERCISES FOR FISCAL 2002
                          AND YEAR END OPTION VALUES

                                                                                    Number of               Value(1) of
                                                                                    Unexercised Options     Unexercised
                                                                                    at December 31,         In-the-Money Options
                                                                                    2002(#)                 at December 31,
                                                                                                            2002($)
-------------------------------------------------------------------------------------------------------------------------
                                      Shares Acquired             Value ($)         Exercisable/            Exercisable/
               Name                   on Exercise                 Realized(2)       Unexercisable           Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Jean Madar(3)                            132,000                   703,032           786,250/ 0              3,497,825/ 0
-------------------------------------------------------------------------------------------------------------------------
Philippe Benacin(3)                      195,500                 1,025,075           718,750/ 0              3,207,875/ 0
-------------------------------------------------------------------------------------------------------------------------
Russell Greenberg                         30,250                   133,054           95,750/ 0               264,271/ 0
-------------------------------------------------------------------------------------------------------------------------
Bruce Elbilia                                  0                      N.A.           54,000/ 0               47,820/ 0
-------------------------------------------------------------------------------------------------------------------------
Wayne C. Hamerling                        38,025                   175,949           85,750/ 0               212,426/ 0
-------------------------------------------------------------------------------------------------------------------------

(1) Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $7.74 on 31 December 2002.
(2) Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.
(3) In December 2002, the Chief Executive Officer exercised an outstanding stock option to purchase 132,000 shares of common stock, and the President exercised two outstanding stock options to purchase an aggregate of 199,500 shares of common stock. The exercise prices of $381,348 for the Chief Executive Officer and $613,886 for the President, respectively, were paid by each of them tendering to us 46,421 and 74,721 shares of our common stock, previously owned by the Chief Executive Officer and the President, respectively, valued at $8.215 per share, the fair market value on the date of exercise. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the option exercises.

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

     On 3 February 2003, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Daniel Piette, Jean Cailliau and Serge Rosinoer, and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $7.22 per share under the 2000 plan. The options held by Mr. Caccamo are held as nominee for his present law firm.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 15, 2003 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of March 15, 2003, we had 18,978,007 shares of common stock outstanding.


--------------------------------------------------------------------------------
                                         Amount of                 Approximate
Name and Address                         Beneficial                Percent
of Beneficial Owner                      Ownership(1)              of Class
--------------------------------------------------------------------------------

Jean Madar                                6,620,667(2)                 33.5%
c/o Inter Parfums, S.A
4, Rond Point Des Champs Elysees
75008 Paris, France
--------------------------------------------------------------------------------
Philippe Benacin                          6,442,786(3)                 32.7%
c/o Inter Parfums, S.A
4, Rond Point Des Champs Elysees
75008 Paris, France
--------------------------------------------------------------------------------

------------------------
(1) All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums, Inc. (the "Company"), Philippe Benacin, the Vice Chairman of the Board and President of the Company, and LV Capital USA, Inc., an indirect subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A., have entered into a Shareholders' Agreement dated 22 November 1999 relating to certain corporate governance issues, including the agreement to vote for Jean Madar, Philippe Benacin and six (6) nominees of Messrs. Madar and Benacin, and two (2) designees of LV Capital USA, Inc., as directors of the Company.
(2) Consists of 5,834,417 shares held directly and options to purchase 786,250 shares.
(3) Consists of 5,724,036 shares held directly and options to purchase 718,750 shares.

--------------------------------------------------------------------------------
Russell Greenberg                        105,750(4)             Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
--------------------------------------------------------------------------------
Francois Heilbronn                        20,375(5)             Less than 1%
60 Avenue de  Breteuil
75007 Paris, France
--------------------------------------------------------------------------------
Joseph A. Caccamo, Esq                    14,000(6)             Less than 1%
Becker & Poliakoff, P.A
3111 Stirling Road
Ft. Lauderdale, FL 33312
--------------------------------------------------------------------------------
Jean Levy                                 10,250(7)             Less than 1%
Chez Axcess Groupe
8 rue de Berri
75008 Paris, France
--------------------------------------------------------------------------------
Robert Bensoussan Torres                  10,250(8)             Less than 1%
7 Beaufort Gardens, Flat 3
London,  England SW3 1PT
--------------------------------------------------------------------------------
Bruce Elbilia                             54,000(9)             Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
--------------------------------------------------------------------------------
Wayne C. Hamerling                        95,750(10)            Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
--------------------------------------------------------------------------------
Daniel Piette                              8,000(11)            Less than 1%
LV Capital
18 rue Francois 1er
75008, Paris, France
--------------------------------------------------------------------------------
Jean Cailliau                              8,000(12)            Less than 1%
LV Capital
18 rue Francois 1er
75008, Paris, France
--------------------------------------------------------------------------------

------------------------

(4) Consists of 10,000 shares held directly and options to purchase 95,750 shares.
(5) Consists of 12,375 shares held directly and options to purchase 8,000 shares.
(6) Consists of shares of common stock underlying options., which are held as nominee for his employer. Beneficial ownership of such shares is disclaimed.
(7) Consists of 2,250 shares held directly and options to purchase 8,000 shares.
(8) Consists of 2,250 shares held directly and options to purchase 8,000 shares.
(9) Consists of shares of common stock underlying options.
(10) Consists of 10,000 shares held directly and options to purchase 85,750 shares.
(11) Consists of shares of common stock underlying options. Beneficial ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.
(12) Consists of shares of common stock underlying options. Beneficial ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.

--------------------------------------------------------------------------------
Philippe Santi                            15,000(13)            Less than 1%
Inter Parfums, S.A
4, Rond Point Des Champs Elysees
75008, Paris France
--------------------------------------------------------------------------------
Serge Rosinoer                            22,700(14)            Less than 1%
14 rue LeSueur
75116 Paris, France
--------------------------------------------------------------------------------
Eric de Labouchere                             0                          NA
Inter Parfums, S.A
4, Rond Point Des Champs Elysees
75008, Paris France
--------------------------------------------------------------------------------
Frederic Garcia Pelayo                         0                          NA
Inter Parfums, S.A
4, Rond Point Des Champs Elysees
75008, Paris France
--------------------------------------------------------------------------------
LV Capital USA, Inc.                   3,653,550                        19.3%
19 East 57th Street
New York, NY 10022
--------------------------------------------------------------------------------
Dimensional Fund Advisors, Inc.        1,130,451(15)                  6.0%
1299 Ocean Avenue, 11th Fl
Santa Monica, CA 90401
--------------------------------------------------------------------------------
Cannell Capital LLC                      978,375(16)                    5.2%
150 California Street
San Francisco, CA 94111
--------------------------------------------------------------------------------
All Directors and Officers            17,065,078(17)                82.1%
 as a Group (15 Persons)
--------------------------------------------------------------------------------

------------------------

(13) Consists of shares of common stock underlying options.
(14) Consists of 17,700 shares held directly and options to purchase 5,000 shares.
(15) Information is derived from a Schedule 13G amendment filed on 10 February 2003 of Dimensional Fund Advisor Inc., ("Dimensional"), an investment advisor. Dimensional furnishes investment advice to four investment companies (the "Funds"). Dimensional possesses voting and/or investment power over our common stock that is owned by the Funds, and may be deemed to be the beneficial owner of such shares. However, all such shares are owned by the Funds, and Dimensional disclaims beneficial ownership of shares.
(16) Information is derived from a Schedule 13G amendment filed on 14 February 2003 by (i) Cannell Capital, LLC, a registered investment adviser ("IA"), (ii)
J. Carlo Cannell ("Managing Member"), and certain of its investment advisory clients. IA has discretionary authority to buy, sell, and vote shares of our common stock for its investment advisory clients. Managing Member's beneficial ownership of our common stock is indirect as a result of Managing Member's ownership and management of IA.
(17) Consists of 11,613,028 shares held directly, and options to purchase 1,798,500 shares. It also includes 3,653,550 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

     The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.


                     EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------
Plan category                     Number of                      Number of
                                                  Weighted       securities
                                  securities to   -averagage     remaining
                                  be issued       exercise       available for
                                  upon            price of       future
                                  exercise of     outstanding    issuance
                                  outstanding     options,       under equity
                                  options,        warrants       compensation
                                  warrants and    and rights     plans
                                  rights                         (excluding
                                                                 securities
                                                                 reflected in
                                                                 column (a))
                                  (a)             (b)            (c)
--------------------------------------------------------------------------------
Equity compensation plans         1,969,162       $3.90          528,729
approved by security holders
--------------------------------------------------------------------------------
Equity compensation plans not     -0-             N/A            -0-
approved by security holders
--------------------------------------------------------------------------------
Total                             1,969,162       $3.90          528,729
--------------------------------------------------------------------------------


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

      OPTION EXERCISE PAID WITH TENDER OF SHARES

     In December 2002, the Chief Executive Officer exercised an outstanding stock option to purchase 132,000 shares of common stock, and the President exercised two outstanding stock options to purchase an aggregate of 199,500 shares of common stock. The exercise prices of $381,348 for the Chief Executive Officer and $613,818 for the President, respectively, were paid by each of them tendering to us 46,419 and 74,721 shares of our common stock, previously owned by the Chief Executive Officer and the President, respectively, valued at $8.215 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, we expect to receive a tax benefit of approximately $600,000, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

REMUNERATION OF COUNSEL

     Joseph A. Caccamo, a director, is a senior attorney at the law firm of Becker & Poliakoff, P.A., our general counsel. In Fiscal 2002, we paid Becker & Poliakoff, P.A. an aggregate of $191,202, for legal fees and reimbursement of disbursements incurred on our behalf.

     On 3 February 2003 in accordance with the terms of our 2000 Nonemployee Stock Option Plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $7.22 per share, the fair market value at the time of grant. He holds this option as nominee for his firm.

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

ITEM 14. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes were required at this time.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)(1) Financial Statements annexed hereto                               PAGE NO.

      Independent Auditors' Reports                                          F-1

      Consolidated Balance Sheets as at December 31, 2002
      and December 31, 2001                                                  F-3

      Consolidated Statements of Income for the Years
      ended December 31, 2002, December 31, 2001, and
      December 31, 2000                                                      F-4

      Consolidated Statements of Changes in Shareholders'
      Equity for the Years ended December 31, 2002,
      December 31, 2001 and December 31, 2000                                F-5

      Consolidated Statements of Cash Flows for the
      Years ended December 31, 2002, December 31, 2001
      and December 31, 2000                                                  F-6

      Notes to Financial Statements                                          F-7

(a)(2)Financial Statement Schedules annexed hereto:

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

EXHIBIT NO.   DESCRIPTION

10.76 Celine License Agreement (French, excised form).
10.76.1 Celine License Agreement (English translation, excised form).

      The following document heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 23 June 2000):

EXHIBIT NO. DESCRIPTION

10.77 Sublicense Agreement for FUBU Fragrances, dated June 22, 2000 (excised form).


      The following document heretofore filed with the Commission is incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

EXHIBIT NO. DESCRIPTION

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2000:

EXHIBIT NO. DESCRIPTION

3.1.1       Restated Certificate of Incorporation dated September 3, 1987
3.1.2 Amendment to the Company's Restated Certificate of Incorporation dated July 31, 1992
3.1.3 Amendment to the Company's Restated Certificate of Incorporation dated July 9, 1993
4.19        2000 Nonemployee Director Stock Option Plan
10.78 Revolving Credit Agreement dated June 1, 2000 between HSBC Bank USA and Inter Parfums, Inc.
10.79 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [French Original]
10.79.1      Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France
            [English Translation]
10.80       Credit Lyonnais Letter Agreement dated 22 March 2001 - [French
            Original]
10.80.1 Credit Lyonnais Letter Agreement dated 22 March 2001 - [English Translation]
10.81       Barclays Bank Letter Agreement dated 4 June 1998 - [French
            Original]
10.81.1     Barclays Bank Letter Agreement dated 4 June 1998 - [English
            Translation]
10.82 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [French Original]
10.82.2 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [English Translation]
10.83 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [French Original]
10.83.2 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [English Translation]
10.84       Banque Worms Letter Agreement dated 22 December 1997 - [French
            Original]
10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]
10.85       Credit Agricole ile de France Letter Agreement dated 19 June 1996
            - [French Original]
10.85.1     Credit Agricole ile de France Letter Agreement dated 19 June 1996
            - [English Translation]

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2001:

EXHIBIT NO. DESCRIPTION

3.2         Amended and Restated By-laws
4.20        1999 Stock Option Plan, as amended
10.86       Revolving Credit Agreement dated 21 September 2001 between HSBC
            Bank USA and Inter Parfums, Inc.
10.87       Burberry Licence Amendment effective 1 October 2001
21          List of Subsidiaries

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - 21 May 2002):

EXHIBIT NO. DESCRIPTION

2.1 Agreement dated 21 May 2002 between Jean Philippe Fragrances, LLC and Tristar Corporation, Debtor-in-Possession*
10.87 Manufacturing Agreement dated 21 May 2002 between Jean Philippe Fragrances, LLC and Fragrance Impressions Corporation**
10.88 Noncompetition and Nonsolicition Agreement dated 21 May 2002 among Jean Philippe Fragrances, LLC, Tristar Corporation, Debtor-in-Possession and Fragrance Impressions Corporation

-----------------
* Certain disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.
** Filed in excised form.

      The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K (date of event - 29 May 2002):

EXHIBIT NO.   DESCRIPTION

10.90 Agreement dated 29th day of May, 2002, among Diane Von Furstenberg Studio, L.P., Inter Parfums USA, LLC and Inter Parfums, Inc.*


-----------------
* Filed in excised form.

      The following documents heretofore filed with the Commission are incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2002:

EXHIBIT NO.     DESCRIPTION

10.91       Bail entre SCI et Inter Parfums, S.A. [Original in French]
10.91.1     Lease between SCI and Inter Parfums, S.A. [English Translation
            Version]
10.92 Third Modification of Lease dated June 17, 2002 between Metropolitan Life Insurance Company, and Jean Philippe Fragrances, LLC

The following documents are filed herewith:

EXHIBIT NO.     DESCRIPTION

10.93 Revolving Credit Agreement dated as of 23 June 2002 between HSBC Bank USA and Inter Parfums, Inc.
23.1        Consent of Eisner LLP
23.2        Consent of KPMG Audit, a division of KPMG S.A.
99.1        Certification Required by Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K:

Current Report on Form 8-K, Date of Event: 21 November 2002, reporting items 5 and 7.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated foreign subsidiaries of the Company, which statements reflect total assets and net sales constituting 69% and 68% for 2002 and 63% and 71% for 2001 and net sales constituting 69% for 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2002. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


Eisner LLP

New York, New York
March 5, 2003

With respect to accounts for foreign subsidiaries
March 21, 2003

                  INTER PARFUMS HOLDING, S.A. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT



We have audited the accompanying consolidated balance sheets of Inter Parfums Holding S.A. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inter Parfums Holding S.A. and subsidiaries as of December 31, 2002 and 2001, and of the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                        Paris La DeFense, March 21, 2003

                                   KPMG Audit
                             A division of KPMG S.A.








                                Rene Amirkhanian
                                     Partner

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

                                                                                     DECEMBER 31,
                                                                               ------------------------
                                                                                 2002           2001
                                                                               ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  38,290      $  28,562
    Accounts receivable, net of allowances of $1,801 and
       $1,914 in 2002 and 2001, respectively                                      41,232         31,223
    Inventories (Notes A and D)                                                   32,198         27,645
    Receivables, other                                                             1,211            944
    Other current assets                                                           2,122          1,362
    Income tax receivable                                                          2,014          2,633
    Deferred tax asset (Note L)                                                    1,099          1,360
                                                                               ---------      ---------

          Total current assets                                                   118,166         93,729

Equipment and leasehold improvements, net (Notes A and E)                          4,213          3,896
Trademarks and licenses, net (Notes A, F and M)                                    6,745          3,842
Other assets                                                                         246            305
Deferred tax asset                                                                                  767
                                                                               ---------      ---------

                                                                               $ 129,370      $ 102,539
                                                                               =========      =========

LIABILITIES
Current liabilities:
    Loans payable - banks (Note G)                                             $   1,794      $   1,308
    Accounts payable                                                              20,007         15,510
    Accrued expenses                                                              10,733          7,960
    Income taxes payable                                                           1,519            747
    Dividends payable                                                                285
                                                                               ---------      ---------

          Total current liabilities                                               34,338         25,525
                                                                               ---------      ---------

Deferred tax liability (Note L)                                                      650            739
                                                                               ---------      ---------

Long-term debt (Note H)                                                                           1,366
                                                                                              ---------

Minority interest                                                                 13,466          9,818
                                                                               ---------      ---------

Commitments and contingencies (Notes I and M)

SHAREHOLDERS' EQUITY (NOTES J AND M)
Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; outstanding
    18,976,207 and 18,692,269 shares, in 2002 and 2001, respectively                  19             19
Additional paid-in capital                                                        33,441         32,470
Retained earnings                                                                 75,063         66,788
Accumulated other comprehensive loss                                              (1,394)        (8,043)
Treasury stock, at cost, 7,305,609 and 7,492,463 common shares in
    2002 and 2001, respectively                                                  (26,213)       (26,143)
                                                                               ---------      ---------

          Total shareholders' equity                                              80,916         65,091
                                                                               ---------      ---------

                                                                               $ 129,370      $ 102,539
                                                                               =========      =========

SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)


                                                                            YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                   2002              2001               2000
                                                               ------------      ------------      ------------
Net sales                                                      $    130,352      $    112,233      $    101,582
Cost of sales                                                        69,760            57,887            51,873
                                                               ------------      ------------      ------------

Gross margin                                                         60,592            54,346            49,709

Selling, general and administrative                                  43,072            39,624            37,509
Litigation expense                                                                                          556
                                                               ------------      ------------      ------------

Income from operations                                               17,520            14,722            11,644
                                                               ------------      ------------      ------------

Other charges (income):
    Interest                                                            394               347               363
    Loss (gain) on foreign currency                                     106               (53)              185
    Interest income                                                    (628)           (1,115)           (1,065)
    Realized gain on sale of marketable securities                                                       (1,396)
    Loss on subsidiary's issuance of stock                               67                87                18
                                                               ------------      ------------      ------------

                                                                        (61)             (734)           (1,895)
                                                               ------------      ------------      ------------

Income before income taxes                                           17,581            15,456            13,539
Income taxes                                                          6,282             5,659             5,631
                                                               ------------      ------------      ------------

Income before minority interest                                      11,299             9,797             7,908
Minority interest in net income of consolidated subsidiary            1,894             1,678             1,319
                                                               ------------      ------------      ------------

NET INCOME                                                     $      9,405      $      8,119      $      6,589
                                                               ============      ============      ============

NET INCOME PER SHARE:
    Basic                                                      $       0.50      $       0.46      $       0.37
    Diluted                                                    $       0.47      $       0.41      $       0.34

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                        18,776,988        17,834,945        17,590,106
    Diluted                                                      19,948,305        19,935,534        19,500,648

SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands except share data)


                                                                                      ADDITIONAL
                                                          COMMON STOCK                 PAID-IN          RETAINED     COMPREHENSIVE
                                                     SHARES            AMOUNT          CAPITAL          EARNINGS         INCOME
                                                     ------            ------          -------          --------     -------------
BALANCE - JANUARY 1, 2000                          17,749,082      $         18     $     26,512     $     52,080
Comprehensive income:
    Net income                                                                                              6,589    $      6,589
    Foreign currency translation adjustments                                                                               (1,892)
    Reclassification adjustment for gains
       realized in net income                                                                                                (392)
                                                                                                                     ------------
TOTAL COMPREHENSIVE INCOME                                                                                           $      4,305
                                                                                                                     ============
Shares issued upon exercise of stock
    options (including income tax benefit)            280,734                              1,210
Purchased treasury shares                            (515,400)
                                                 ------------      ------------     ------------     ------------

BALANCE - DECEMBER 31, 2000                        17,514,416                18           27,722           58,669
Comprehensive income:
    Net income                                                                                              8,119    $      8,119
    Foreign currency translation adjustments                                                                               (1,474)
    Cumulative effect of adopting SFAS
       No. 133 as of January 1, 2001                                                                                          274
    Gains on derivatives reclassified into
       earnings                                                                                                              (274)
    Change in fair value of derivatives                                                                                         5
                                                                                                                     ------------
TOTAL COMPREHENSIVE INCOME                                                                                           $      6,650
                                                                                                                     ============
Shares issued upon exercise of stock
    options (including income tax benefit)          1,864,925                 2            4,748
Shares received as proceeds of option
    exercises                                        (616,822)               (1)
Purchased treasury shares                             (70,250)
                                                 ------------      ------------     ------------     ------------

BALANCE - DECEMBER 31, 2001                        18,692,269                19           32,470           66,788
Comprehensive income:
    Net income                                                                                              9,405    $      9,405
    Foreign currency translation adjustments                                                                                6,746
    Change in fair value of derivatives                                                                                       (97)
                                                                                                                     ------------
TOTAL COMPREHENSIVE INCOME                                                                                           $     16,054
                                                                                                                     ============
Dividends                                                                                                  (1,130)
Shares issued upon exercise of stock
    options (including income tax benefit)            428,613                                971
Shares received as proceeds of option
    exercises                                        (144,675)
                                                 ------------      ------------     ------------     ------------

BALANCE - DECEMBER 31, 2002                        18,976,207                19     $     33,441     $     75,063
                                                 ============      ============     ============     ============

                                                      ACCUMULATED
                                                        OTHER
                                                     COMPREHENSIVE      TREASURY
                                                         LOSS             STOCK             TOTAL
                                                         ----             -----             -----
BALANCE - JANUARY 1, 2000                            $     (4,290)     $    (21,959)     $     52,361
Comprehensive income:
    Net income                                                                                  6,589
    Foreign currency translation adjustments               (1,892)                             (1,892)
    Reclassification adjustment for gains
       realized in net income                                (392)                               (392)

TOTAL COMPREHENSIVE INCOME

Shares issued upon exercise of stock
    options (including income tax benefit)                                                      1,210
Purchased treasury shares                                                    (2,815)           (2,815)
                                                     ------------      ------------      ------------

BALANCE - DECEMBER 31, 2000                                (6,574)          (24,774)           55,061
Comprehensive income:
    Net income                                                                                  8,119
    Foreign currency translation adjustments               (1,474)                             (1,474)
    Cumulative effect of adopting SFAS
       No. 133 as of January 1, 2001                          274                                 274
    Gains on derivatives reclassified into
       earnings                                              (274)                               (274)
    Change in fair value of derivatives                         5                                   5

TOTAL COMPREHENSIVE INCOME

Shares issued upon exercise of stock
    options (including income tax benefit)                                    5,225             9,975
Shares received as proceeds of option
    exercises                                                                (6,167)           (6,168)
Purchased treasury shares                                                      (427)             (427)
                                                     ------------      ------------      ------------

BALANCE - DECEMBER 31, 2001                                (8,043)          (26,143)           65,091
Comprehensive income:
    Net income                                                                                  9,405
    Foreign currency translation adjustments                6,746                               6,746
    Change in fair value of derivatives                       (97)                                (97)

TOTAL COMPREHENSIVE INCOME

Dividends                                                                                      (1,130)
Shares issued upon exercise of stock
    options (including income tax benefit)                                    1,119             2,090
Shares received as proceeds of option
    exercises                                                                (1,189)           (1,189)
                                                     ------------      ------------      ------------

BALANCE - DECEMBER 31, 2002                          $     (1,394)     $    (26,213)     $     80,916
                                                     ============      ============      ============

SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           2002          2001          2000
                                                                         --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  9,405      $  8,119      $  6,589
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                     2,220         2,134         2,362
          Realized gain on sale of marketable securities                                               (1,396)
          Minority interest in net income of consolidated subsidiary        1,894         1,678         1,319
          Deferred tax benefit provision                                      830             2           476
          Loss on subsidiary's issuance of stock                               67            87            18
          Gain on sale of trademark                                           (87)
          Changes in:
             Accounts receivable, net                                      (5,515)       (1,535)       (6,173)
             Inventories                                                   (1,185)       (3,282)       (6,872)
             Other assets                                                    (543)          (78)         (252)
             Accounts payable and accrued expenses                          3,363          (663)        3,753
             Income taxes payable                                           2,291           494           412
                                                                         --------      --------      --------

                Net cash provided by operating activities                  12,740         6,956           236
                                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                       (1,317)       (2,453)       (1,580)
    Trademark acquisitions                                                 (3,225)
    Proceeds from sale of trademark                                           158
    Purchase of marketable securities                                                                  (3,671)
    Proceeds from sale of marketable securities                                                         8,325
                                                                         --------      --------      --------

                Net cash (used in) provided by investing activities        (4,384)       (2,453)        3,074
                                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in loans payable - banks                              353        (1,130)        1,788
    Repayment of long-term debt                                            (1,445)
    Proceeds from sale of stock of subsidiary                                  15           112            67
    Purchase of treasury stock                                               (193)       (1,925)       (2,815)
    Proceeds from exercise of options                                         295           224         1,210
    Dividends paid                                                           (844)
    Dividends paid to minority interest                                      (273)         (197)         (135)
                                                                         --------      --------      --------

                Net cash (used in) provided by financing activities        (2,092)       (2,916)          115
                                                                         --------      --------      --------

Effect of exchange rate changes on cash                                     3,464          (624)         (762)
                                                                         --------      --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   9,728           963         2,663
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              28,562        27,599        24,936
                                                                         --------      --------      --------

CASH AND CASH EQUIVALENTS - END OF YEAR                                  $ 38,290      $ 28,562      $ 27,599
                                                                         ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
       Interest                                                          $    334      $    409      $    404
       Income taxes                                                      $  2,047      $  4,235      $  2,683

SEE NOTES TO FINANCIAL STATEMENTS

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


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

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]     FINANCIAL INSTRUMENTS: (CONTINUED)

        All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders' equity.

        The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement. At December 31, 2002, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately US $10.3 million and GB pounds 2.3 million.

[7]     INVENTORIES:

        Inventories are stated at the lower of cost (first-in, first-out) or market.

[8]     EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

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

[9]     TRADEMARKS AND LICENSES:

        Trademarks with indefinite useful lives are stated at cost and through December 31, 2001, were amortized by the straight-line method over 20 years. The cost of licenses acquired is being amortized by the straight-line method over the term of the respective licenses.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with an "indefinite useful life" associated with acquisitions consummated after June 30, 2001 are not amortized until their useful lives are determined to no longer be indefinite. The Company has adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Since adoption, existing intangible assets with an "indefinite useful life" are no longer amortized but instead are assessed for impairment at least annually. The Company does not believe that the adoption of SFAS No. 142 had any material effect on the Company's financial statements. Amortization of intangible assets with indefinite useful lives for the years ended December 31, 2001 and 2000 was $350 and $510, respectively.

        The Company reviews trademarks and licenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10]    REVENUE RECOGNITION:

        Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data.

[11]    ISSUANCE OF COMMON STOCK BY CONSOLIDATED SUBSIDIARY:

        The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

[12]    STOCK-BASED COMPENSATION:

        The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.

        The Company applies APB No. 25 and related interpretations in accounting for its stock option incentive plans. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                              2002           2001           2000
                                                            ---------      ---------      ---------
          Reported net income                               $   9,405      $   8,119      $   6,589
          Stock-based employee compensation expense
              included in reported net income, net of
              related tax effects                                   0              0              0
          Stock-based employee compensation determined
              under the fair value based method, net of
              related tax effects                                (257)          (244)          (105)
                                                            ---------      ---------      ---------

          Pro forma net income                              $   9,148      $   7,875      $   6,484
                                                            =========      =========      =========

          Income per share, as reported:
              Basic                                         $    0.50      $    0.46      $    0.37
              Diluted                                       $    0.47      $    0.41      $    0.34

          Pro forma net income per share:
              Basic                                         $    0.49      $    0.44      $    0.37
              Diluted                                       $    0.46      $    0.40      $    0.33


        The weighted average fair values of the options granted during 2002, 2001 and 2000 are estimated as $2.25, $1.94 and $1.93 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8% in 2002, 0% in 2001 and 2000; volatility of 50% in 2002 and 40% in 2001 and
        2000; risk-free interest rates at the date of grant, 1.83% in 2002, 3.05% in 2001 and 5.88% in 2000; and an expected life of the option of two years.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13]    EARNINGS PER SHARE:

        Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options using the treasury stock method.

        The following table sets forth the computation of basic and diluted earnings per share:

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    2002            2001            2000
                                                 -----------     -----------     -----------
          Numerator:
              Net income                         $     9,405     $     8,119     $     6,589
                                                 ===========     ===========     ===========

          Denominator:
              Weighted average shares             18,776,988      17,834,945      17,590,106
              Effect of dilutive securities:
                 Stock options                     1,171,317       2,100,589       1,910,542
                                                 -----------     -----------     -----------

          Denominator for diluted earnings
              per share                           19,948,305      19,935,534      19,500,648
                                                 ===========     ===========     ===========


        Not included in the above computations is the effect of anti-dilutive potential common shares which consist of options to purchase 114,000, 9,000 and 2,000 shares of common stock for 2002, 2001 and 2000, respectively.

[14]    RECENT ACCOUNTING PRONOUNCEMENTS:

        In April 2002, The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities after December 31, 2002. This statement nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires that liabilities associated with exit or disposal activities initiated after adoption to be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)

NOTE B - ASSET ACQUISITION

On May 21, 2002, we purchased certain mass market fragrance brands and inventories of Tristar Corporation, a Debtor-in-Possession. The trademarks and related intellectual property was purchased for approximately $3.2 million, and we acquired certain existing inventory for approximately $3.7 million.


NOTE C - MARKETABLE SECURITIES

Marketable securities represent equity securities classified as available-for-sale. During the year ended December 31, 2000 all marketable securities were sold and a gain of $1,396 was realized.


NOTE D - INVENTORIES

                                                    DECEMBER 31,
                                                -------------------
                                                  2002        2001
                                                -------     -------
          Raw materials and component parts     $11,080     $ 8,823
          Finished goods                         21,118      18,822
                                                -------     -------

                                                $32,198     $27,645
                                                =======     =======


NOTE E - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                 DECEMBER 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
          Equipment                                          $11,772     $ 9,122
          Leasehold improvements                                 383         382
                                                             -------     -------

                                                              12,155       9,504
          Less accumulated depreciation and amortization       7,942       5,608
                                                             -------     -------

                                                             $ 4,213     $ 3,896
                                                             =======     =======


NOTE F - TRADEMARKS AND LICENSES

                                                 DECEMBER 31,
                                            -------------------
                                              2002        2001
                                            -------     -------
          Trademarks                        $ 7,333     $ 6,396
          Licenses                            2,904       2,452
                                            -------     -------

                                             10,237       8,848
          Less accumulated amortization       3,492       5,006
                                            -------     -------

                                            $ 6,745     $ 3,842
                                            =======     =======

During 2002, the Company recorded charges for the impairment of trademarks with indefinite useful lives aggregating $501 based on fair value as determined using discounted cash flows.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE G - LOANS PAYABLE - BANKS

Loans payable - banks consist of the following:

Borrowings by the Company's foreign subsidiaries under several bank overdraft facilities bearing interest at 0.6%% above EURIBOR (2.86% and 3.3% at December 31, 2002 and 2001, respectively). Outstanding amounts totaled $794 and $808 at December 31, 2002 and 2001, respectively.

Borrowings under a $12,000 unsecured revolving line of credit due on demand and bearing interest at the banks' prime rate or 1.75% above LIBOR. Outstanding amounts totaled $1,000 and $500 at December 31, 2002 and 2001, respectively.


NOTE H - LONG-TERM DEBT

As of December 31, 2001, long-term debt represented borrowings by a foreign subsidiary of $1,366 originally due in 2004. The debt agreement required interest payable monthly at 4.56% per annum; however, the Company entered into a swap agreement with the bank effectively converting the interest to a variable rate equal to EURIBOR. During 2002, the Company paid off the entire loan.


NOTE I - COMMITMENTS

[1]    LEASES:

       The Company leases its office and warehouse facilities under operating leases expiring through 2013. Rental expense amounted to $2,524 in 2002 and $1,263 in 2001 and 2000. Minimum future rental payments are as follows:

            2003                                                   $ 2,670
            2004                                                     2,112
            2005                                                     1,704
            2006                                                       689
            2007                                                       689
            Thereafter                                               1,666
                                                                   -------

                                                                   $ 9,530
                                                                   =======

[2]     LICENSE AGREEMENTS:

        The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. One such license, which expires in December 2006, subject to renewal, corresponded to 40.6%, 40.8% and 37.8% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Royalty expense, included in selling general and administrative expenses, aggregated $5,498, $4,205, and $3,960 for the years ended December 31, 2002, 2001 and 2000. In connection therewith, the Company is subject to certain minimum annual royalties as follows:

            2003                                                  $  3,251
            2004                                                     4,545
            2005                                                     4,846
            2006                                                     5,013
            2007                                                     2,675
            Thereafter                                               8,093
                                                                  --------

                                                                  $ 28,423
                                                                  ========

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE J - SHAREHOLDERS' EQUITY

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

[2]     ISSUANCE OF COMMON STOCK OF SUBSIDIARY:

        During 2002, 2001 and 2000, 14,893, 13,670 and 6,658, shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2002, the Company's percentage ownership of IPSA was approximately 77%.

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

        A summary of the Company's stock option activity, and related information follows:

                                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------------
                                                  2002                          2001                             2000
                                       ---------------------------    ----------------------------      --------------------------
                                                        WEIGHTED                       WEIGHTED                         WEIGHTED
                                                         AVERAGE                        AVERAGE                         AVERAGE
                                                        EXERCISE                       EXERCISE                         EXERCISE
                                         OPTIONS          PRICE          OPTIONS         PRICE             OPTIONS        PRICE
----------------------------------------------------------------------------------------------------------------------------------
          Shares under option -
            beginning of year           2,198,075      $   3.35        3,850,425      $   2.75           3,976,988      $   2.73
          Options granted                 200,950          8.02          223,075          7.81             170,813          4.75
          Options exercised              (428,613)         3.01       (1,864,925)         2.62            (280,688)         3.59
          Options cancelled                (1,250)         6.16          (10,500)         4.75             (16,688)         3.74
                                     ------------                    -----------                       -----------

          Shares under options -
            end of year                 1,969,162          3.90        2,198,075          3.35           3,850,425          2.75
                                     ============                    ===========                       ===========

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE J - SHAREHOLDERS' EQUITY  (CONTINUED)

[3]     STOCK OPTION PLANS: (CONTINUED)

        The following table summarizes stock option information as of December 31, 2002:

                                                                       OPTIONS OUTSTANDING
                                              NUMBER                    WEIGHTED AVERAGE                    OPTIONS
                 EXERCISE PRICES           OUTSTANDING             REMAINING CONTRACTUAL LIFE             EXERCISABLE
                 ---------------           -----------             --------------------------             -----------
                  $2.56 - $2.89                1,324,950                 2.16 Years                           1,324,950
                  $3.10 - $3.94                   87,750                 0.46 Years                              87,750
                  $4.06 - $4.53                   35,662                 2.02 Years                              35,662
                  $5.08 - $5.81                   97,275                 2.83 Years                              97,275
                  $6.50 - $6.92                   28,500                 3.17 Years                              28,500
                  $7.08 - $7.95                  194,075                 3.89 Years                             194,075
                      $8.03                      191,950                 4.97 Years                             191,950
                      $9.60                        9,000                 3.66 Years                               9,000
                                        ----------------                                               ----------------
                     Totals                    1,969,162                 2.58 Years                           1,969,162
                                        ================                                               ================

        At December 31, 2002 options for 528,729 shares were available for future grant under the plans.

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

        In December 2002, the Chief Executive Officer exercised 132,000 of his outstanding stock options and the President exercised 199,500 of his outstanding stock options. The purchase price of $381 for the Chief Executive Officer and $614 for the President was paid by them tendering to the Company an aggregate of 121,140 shares of the Company's common stock, previously owned by them, valued at $8.215 per share, the fair market value on the date of exercise. The shares issued pursuant to the options exercised were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the exercise of the options. As a result of this transaction, the Company expects to receive tax benefits aggregating $600, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

[4]     TREASURY STOCK:

        The Board of Directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2002, the Company is authorized to purchase an additional 404,350 treasury shares.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE J - SHAREHOLDERS' EQUITY  (CONTINUED)

[5]     DIVIDENDS:

        During 2002, the Company declared dividends of $.06 per share per annum payable quarterly. The quarterly dividend of $285 declared in December 2002 was paid January 15, 2003.


NOTE K - GEOGRAPHIC AREAS

Information on the Company's operations by geographical areas is as follows. The European assets are primarily located, and operations are conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances.

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       2002           2001           2000
                                                     ---------      ---------      ---------
          Net sales:
              United States                          $  41,972      $  33,103      $  31,268
              Europe                                    88,565         79,270         70,434
              Eliminations                                (185)          (140)          (120)
                                                     ---------      ---------      ---------

                                                     $ 130,352      $ 112,233      $ 101,582
                                                     =========      =========      =========
          Net income:
              United States                          $   3,013      $   2,411      $   1,977
              Europe                                     6,396          5,708          4,616
              South America                                                               (4)
              Eliminations                                  (4)
                                                     ---------      ---------      ---------

                                                     $   9,405      $   8,119      $   6,589
                                                     =========      =========      =========
          Depreciation and amortization expense:
              United States                          $     380      $     394      $     632
              Europe                                     1,840          1,740          1,730
                                                     ---------      ---------      ---------

                                                     $   2,220      $   2,134      $   2,362
                                                     =========      =========      =========
          Interest income:
              United States                          $     245      $     523      $     647
              Europe                                       383            592            418
                                                     ---------      ---------      ---------

                                                     $     628      $   1,115      $   1,065
                                                     =========      =========      =========

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE K - GEOGRAPHIC AREAS  (CONTINUED)

                                                      YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                2002            2001           2000
                                              ---------      ---------      ---------
          Interest expense:
              United States                   $      88      $      24      $      38
              Europe                                306            323            325
                                              ---------      ---------      ---------

                                              $     394      $     347      $     363
                                              =========      =========      =========

          Total assets:
              United States                   $  49,077      $  47,024      $  39,305
              Europe                             89,370         64,553         64,294
              Eliminations                       (9,077)        (9,038)        (9,028)
                                              ---------      ---------      ---------

                                              $ 129,370      $ 102,539      $  94,571
                                              =========      =========      =========

          Additions to long-lived assets:
              United States                   $   3,417      $     437      $      86
              Europe                              1,125          2,016          1,494
                                              ---------      ---------      ---------

                                              $   4,542      $   2,453      $   1,580
                                              =========      =========      =========

          Total long-lived assets:
              United States                   $   5,054      $   2,016      $   1,973
              Europe                              5,904          5,722          5,728
                                              ---------      ---------      ---------

                                              $  10,958      $   7,738      $   7,701
                                              =========      =========      =========


United States export sales were approximately $11,000, $9,800 and $11,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Consolidated net sales for the year ended December 31, 2002 by region is as follows:

         North America                                                  31%
         Europe                                                         40%
         Central and South America                                       8%
         Middle East                                                     9%
         Asia                                                           10%
         Other                                                           2%

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE L - INCOME TAXES

The components of income before income taxes and minority interest consist of the following:

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                   2002        2001        2000
                                 -------     -------     -------
          U.S. operations        $ 4,670     $ 3,601     $ 3,096
          Foreign operations      12,911      11,855      10,443
                                 -------     -------     -------

                                 $17,581     $15,456     $13,539
                                 =======     =======     =======

The provision for current and deferred income tax expense (benefit) consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                2002        2001         2000
                                              -------      -------      -------
          Current:
              Federal                         $   700      $ 1,103      $   796
              State and local                     (75)         257          170
              Foreign                           4,827        4,297        4,189
                                              -------      -------      -------

                                                5,452        5,657        5,155
                                              -------      -------      -------

          Deferred:
              Federal                             731         (138)         172
              State and local                     297          (31)         (19)
              Foreign                            (198)         171          323
                                              -------      -------      -------

                                                  830            2          476
                                              -------      -------      -------

                 Total income tax expense     $ 6,282      $ 5,659      $ 5,631
                                              =======      =======      =======


Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes. At December 31, 2002, the deferred tax assets, which aggregate $1,099, consist of accounts receivable and inventory writedowns which are not currently deductible for tax purposes, the future tax benefit of domestic net operating loss carryforwards and foreign net operating loss carryforwards and the difference between the book basis and tax basis of fixed assets. At December 31, 2002, the deferred tax liability of $650 relates primarily to the difference between the book basis and tax basis of intangible assets and certain foreign production equipment. At December 31, 2002, the Company has federal net operating loss carryforwards of $170 which expire in 2021.

The Company has provided a valuation allowance of $125, representing the full amount of the deferred tax assets arising from foreign net operating loss carryforwards. No allowance has been provided on the balance of the Company's deferred tax assets, as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE L - INCOME TAXES  (CONTINUED)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                          2002       2001       2000
                                                                          ----       ----       ----
          Statutory rates                                                 34.0%      34.0%      34.0%
          State and local taxes, net of federal benefit                    1.0        0.8        0.7
          Effect of foreign taxes in excess of U.S. statutory rates        1.3        2.8        6.9
          Other                                                           (0.6)      (1.0)
                                                                          ----       ----       ----

          Effective rates                                                 35.7%      36.6%      41.6%
                                                                          ====       ====       ====


NOTE M - OTHER MATTERS

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

        IPSA is continuing its appeal as it still denies the claims of Brosseau. Management does not believe that such litigation will have any further material adverse effect on the financial condition or results of operations of the Company. As of December 31, 2000, the Company had fully reserved the unamortized portion of the license cost.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
(in thousands except share and per share data)


NOTE M - OTHER MATTERS  (CONTINUED)

[3] On November 22, 1999, the Chief Executive Officer and the President of the Company entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A. ("LVMH"). As a result, LV Capital owns approximately 20% of the outstanding common stock of the Company. In accordance with the terms of the Stock Purchase Agreement and in return for LV Capital becoming a strategic partner of the Company, LV Capital was granted the right to maintain its percentage ownership of the outstanding shares of Common Stock, by receiving an option to purchase shares of the Company's common stock for cash upon issuance of shares to any party other than LV Capital at the price paid by the purchaser, subject to certain exceptions such as the exercise of stock options previously granted and the grant of new stock options up to a certain limit. There have been no common stock or option transactions through December 31, 2002 which effected the LVMH option. LVMH was also granted demand registration rights for all shares of common stock it holds. Finally, LV Capital has agreed to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to 25% of the outstanding shares of common stock of the Company.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)


----------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                       COLUMN B                   COLUMN C                    COLUMN D          COLUMN E
----------------------------------------- ----------------- ----------------------------------------------- ----------------------
                                                                          ADDITIONS
                                                            ------------------------------------
                                                                    (1)                (2)
                                              BALANCE       ------------------ -----------------
                                                 AT                                CHARGED TO                          BALANCE
                                             BEGINNING          CHARGED TO            OTHER                              AT
                                                 OF              COSTS AND         ACCOUNTS -       DEDUCTIONS -       END OF
       DESCRIPTION                             PERIOD            EXPENSES           DESCRIBE          DESCRIBE         PERIOD
----------------------------------------- ----------------- ------------------ ----------------- ---------------------------------
Year ended December 31, 2002:
    Allowances for sales returns
      and doubtful accounts                 $1,914             $     110        $ 205  (b)          $428 (a)          $1,801
                                            ======             =========        ======              ====              ======

Year ended December 31, 2001:
    Allowances for sales returns
      and doubtful accounts                 $2,067             $     291        $ (59) (b)          $385 (a)          $1,914
                                            ======             =========        =====               ====              ======

Year ended December 31, 2000:
    Allowances for sales returns
      and doubtful accounts                 $2,095             $     669        $ (119) (b)         $578 (a)          $2,067
                                            ======             =========        ======              ====              ======



(a) Write off of bad debts and sales returns.

(b) Foreign currency translation adjustment.


SEE NOTES TO FINANCIAL STATEMENTS

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Inter Parfums, Inc.

                        By: /s/ Jean Madar
                        ---------------------------
                        Jean Madar, Chief Executive
                        Officer
                        Date: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                                   Date

/s/ Jean Madar            Chairman of the Board of Directors      March 21, 2003
--------------            and Chief Executive Officer
Jean Madar

/s/ Russell Greenberg     Chief Financial and Accounting Officer  March 21, 2003
---------------------     and  Director
Russell Greenberg

/s/ Philippe Benacin      Director                                March 27, 2003
---------------------
Philippe Benacin

/s/ Francois Heilbronn    Director                                March 17, 2003
----------------------
Francois Heilbronn

/s/ Joseph A. Caccamo     Director                                March 24, 2003
---------------------
Joseph A. Caccamo

/s/ Jean Levy             Director                                March 21, 2003
-------------
Jean Levy

------------------------  Director                                March __, 2003
Robert Bensoussan-Torres

/s/ Daniel Piette         Director                                March 24, 2003
-----------------
Daniel Piette

/s/ Jean Cailliau         Director                                March 24, 2003
-----------------
Jean Cailliau

/s/ Philippe Santi        Director                                March 18, 2003
------------------
Philippe Santi

/s/ Serge Rosinoer        Director                                March 26, 2003
------------------
Serge Rosinoer

                                 CERTIFICATIONS
                                 --------------

I, Jean Madar, certify that:

1. I have reviewed this annual report on Form 10-K of Inter Parfums, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Jean Madar
--------------
Jean Madar, Chief Executive Officer

I, Russell Greenberg, certify that:

1. I have reviewed this annual report on Form 10-K of Inter Parfums, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Russell Greenberg
---------------------
Russell Greenberg
Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                EXHIBIT INDEX TO
                               REPORT ON FORM 10-K

(Mark one)

         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2002 or

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

EXHIBIT NO.          DESCRIPTION

10.76    Celine License Agreement (French, excised form).

10.76.1  Celine License Agreement (English translation, excised form).

         The following document heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 23 June 2000):

EXHIBIT NO.          DESCRIPTION

10.77 Sublicense Agreement for FUBU Fragrances, dated June 22, 2000 (excised form).


         The following document heretofore filed with the Commission is incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

EXHIBIT NO.          DESCRIPTION

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2000:

EXHIBIT NO.          DESCRIPTION

3.1.1                Restated Certificate of Incorporation dated
                     September 3, 1987
3.1.2 Amendment to the Company's Restated Certificate of Incorporation dated July 31, 1992
3.1.3 Amendment to the Company's Restated Certificate of Incorporation dated July 9, 1993
4.19                 2000 Nonemployee Director Stock Option Plan
10.78 Revolving Credit Agreement dated June 1, 2000 between HSBC Bank USA and Inter Parfums, Inc.
10.79 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [French Original]
10.79.1 Bail [Lease] for 18 avenue Franklin Roosevelt, Paris France [English Translation]
10.80                Credit Lyonnais Letter Agreement dated 22 March 2001 -
                     [French Original]
10.80.1 Credit Lyonnais Letter Agreement dated 22 March 2001 - [English Translation]
10.81                Barclays Bank Letter Agreement dated 4 June 1998 -
                     [French Original]
10.81.1              Barclays Bank Letter Agreement dated 4 June 1998 -
                     [English Translation]
10.82 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [French Original]
10.82.2 Banque OBC Odier Bungener Courvoisier Letter Agreement one dated 31 July 1998 - [English Translation]
10.83 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [French Original]
10.83.2 Banque OBC Odier Bungener Courvoisier Letter Agreement two dated 31 July 1998 - [English Translation]
10.84                Banque Worms Letter Agreement dated 22 December 1997 -
                     [French Original]
10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]
10.85 Credit Agricole ile de France Letter Agreement dated 19 June 1996 - [French Original]
10.85.1 Credit Agricole ile de France Letter Agreement dated 19 June 1996 - [English Translation]

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2001:

EXHIBIT NO.         DESCRIPTION

3.2                 Amended and Restated By-laws
4.20                1999 Stock Option Plan, as amended
10.86               Revolving Credit Agreement dated 21 September 2001
                    between HSBC Bank USA and Inter Parfums, Inc.
10.87               Burberry Licence Amendment effective 1 October 2001
21                  List of Subsidiaries

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K (date of event - 21 May 2002):

EXHIBIT NO.          DESCRIPTION

2.1 Agreement dated 21 May 2002 between Jean Philippe Fragrances, LLC and Tristar Corporation, Debtor-in-Possession*
10.87 Manufacturing Agreement dated 21 May 2002 between Jean Philippe Fragrances, LLC and Fragrance Impressions Corporation**
10.88 Noncompetition and Nonsolicition Agreement dated 21 May 2002 among Jean Philippe Fragrances, LLC, Tristar Corporation, Debtor-in-Possession and Fragrance Impressions Corporation

-----------------
* Certain disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.
** Filed in excised form.

         The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K (date of event - 29 May 2002):

EXHIBIT NO.          DESCRIPTION

10.90 Agreement dated 29th day of May, 2002, among Diane Von Furstenberg Studio, L.P., Inter Parfums USA, LLC and Inter Parfums, Inc.*

-----------------
* Filed in excised form.

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2002:

EXHIBIT NO.             DESCRIPTION

10.91                   Bail entre SCI et Inter Parfums, S.A.
                        [Original in French]
10.91.1                 Lease between SCI and Inter Parfums, S.A. [English
                        Translation Version]
10.92 Third Modification of Lease dated June 17, 2002 between Metropolitan Life Insurance Company, and Jean Philippe Fragrances, LLC

The following documents are filed herewith:

EXHIBIT NO.      DESCRIPTION                                                            EDGAR PAGE NUMBER
10.93            Revolving Credit Agreement dated as of 23 June 2002 between HSBC
                 Bank USA and Inter Parfums, Inc.                                              89
23.1             Consent of Eisner LLP                                                         94
23.2             Consent of KPMG Audit, a division of KPMG S.A.                                95
99.1             Certification Required by Section 906 of the Sarbanes-Oxley Act               96
