Form 10-Q
period 2003-03-31
INTER PARFUMS INC
filed 2003-05-13
CIK 822663

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

                                   OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to________.



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

                             (212) 983-2640_
           (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 5, 2003 there were 19,002,517 shares of common stock, par value $.001 per share, outstanding.

                  INTER PARFUMS, INC. AND SUBSIDIARIES


                                  INDEX

                                             Page Number

Part I.   Financial Information

     Item 1.  Financial Statements                           1

              Consolidated Balance Sheets as of
              March 31, 2003 (unaudited)
              and December 31, 2002 (audited)                2

              Consolidated Statements of Income for
              the Three Months Ended
              March 31, 2003 (unaudited)
              and March 31, 2002 (unaudited)                 3

              Consolidated Statements of Cash Flows
              for the Three Months Ended
              March 31, 2003 (unaudited) and
              March 31, 2002 (unaudited)                     4

              Notes to Unaudited Financial  Statements       5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                  8

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                             14

     Item 4.  Controls and Procedures                       14


Part II.   Other Information                                16

     Item 5.  Other Information                             16

     Item 6.  Exhibits and Reports on Form 8-K.             16

Signatures                                                  17

Certifications                                              18


                  INTER PARFUMS, INC. AND SUBSIDIARIES


Part I.   Financial Information

Item 1.    Financial Statements

     In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2002 included in our annual report filed on Form 10-K.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.







                                 Page 1




                   INTER PARFUMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                 ASSETS

                                               March 31,    December 31,
                                                 2003           2002
				               ----------   ------------
Current assets:
              Cash and cash equivalents       $40,419,240    $38,289,774
              Accounts receivable, net         43,802,258     41,232,233
              Inventories                      36,464,504     32,197,654
              Receivables, other                1,733,417      1,211,010
              Other current assets              2,514,669      2,122,181
              Income tax receivable             1,260,667      2,014,274
              Deferred tax asset                  703,809      1,098,414
				               ----------   ------------
                   Total current assets       126,898,564    118,165,540

Equipment and leasehold improvements, net       4,658,837      4,212,706

Intangible assets, net                          6,789,979      6,745,090

Other assets                                      195,229        246,249
				               ----------   ------------
                                             $138,542,609   $129,369,585
				            =============  =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
              Loans payable, banks             $1,104,252     $1,794,218
              Accounts payable                 23,548,408     20,008,011
              Accrued expenses                 12,690,780     10,733,407
              Income taxes payable                915,194      1,518,484
              Dividends payable                   379,561        284,644
				                ----------   ------------
                    Total current liabilities  38,638,195     34,338,764
				                ----------   ------------
Deferred tax liability                            672,295        649,814
				                ----------   ------------
Minority interest                              14,547,504     13,465,978
				                ----------   ------------
Shareholders' equity:
             Common stock, $.001 par;
             authorized 30,000,000 shares;
             outstanding 18,978,007 and
             18,976,207 shares at March 31, 2003
             and December 31, 2002,                18,978         18,976
             respectively
             Additional paid-in capital        33,445,869     33,440,670
             Retained earnings                 77,186,054     75,062,624
             Accumulated other comprehensive      246,511     (1,394,444)
             income Treasury stock, at cost,
             7,305,638 shares at March 31, 2003
             and December 31, 2002            (26,212,797)   (26,212,797)
			                       -----------   -------------
                                               84,684,615     80,915,029
				              ------------   -------------
                                             $138,542,609   $129,369,585
				             =============  ==============

See notes to financial statements.
                                  Page 2






                   INTER PARFUMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended
                                                           March 31,
                                                      2003         2002
                                                 -------------  ------------
Net sales                                         $37,563,918   $28,417,646

Cost of sales                                      19,615,308    14,711,524
                                                 -------------  ------------
Gross margin                                       17,948,610    13,706,122

Selling, general and administrative                13,219,513     9,885,774
                                                 -------------  ------------
Income from operations                              4,729,097     3,820,348
                                                 -------------  ------------
Other charges (income):
                        Interest                      136,744        79,950
                        (Gain) on foreign currency    (54,728)         (876)
                        Interest and dividend        (174,706)      (87,763)
                        (income)
                        Loss on subsidiary's           10,731
                        issuance of stock
                                                 -------------  ------------
                                                      (81,959)       (8,689)
                                                 -------------  ------------
Income before income taxes                          4,811,056     3,829,037

Income taxes                                        1,710,715     1,385,572
                                                 -------------  ------------
Net income before minority interest                 3,100,341     2,443,465

Minority interest in net income
 of consolidated subsidiary                           597,350       433,769
                                                 -------------  ------------
Net income                                         $2,502,991    $2,009,696
                                                  ============  ============
Net income per common
share:
                        Basic                           $0.13         $0.11
                        Diluted                         $0.13         $0.10
                                                  ============  ============

Number of common shares outstanding:
                        Basic                      18,816,503    18,750,327
                        Diluted                    19,907,660    19,961,367
                                                  ============  ============

See notes to financial statements.
                                  Page 3


                   INTER PARFUMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three months ended
                                                               March 31,
                                                         2003          2002
                                                      ------------  ------------

Operating activities:
  Net income                                           $2,502,991   $2,009,696
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                      487,114      383,316
       Minority interest in net income of consolidated    597,350      431,591
        subsidiary
       Deferred tax provision                             394,605      340,000
       Loss on subsidiary's issuance of stock              10,731
  Increase (decrease) in cash from changes in:
     Accounts receivable, net                          (1,400,682)      50,884
     Inventories                                       (3,515,369)    (627,331)
     Other assets                                        (758,481)    (148,202)
     Accounts payable and accrued expenses              4,519,044      801,573
     Income taxes payable                                 145,587      362,433
                                                      ------------  ------------
            Net cash provided by operating activites    2,982,890    3,603,960
                                                      ------------  ------------
Investing activities:
  Purchase of equipment and leasehold improvements       (770,882)    (361,777)
                                                      ------------  ------------
            Net cash (used in) investing activities      (770,882)    (361,777)
                                                      ------------  ------------
Financing activities:
  (Decrease) in loan payable, bank                       (719,921)    (338,364)
  Proceeds from sale of stock of subsidiary                 4,292
  Proceeds from exercise of options                         5,200      216,062
  Dividends paid                                         (284,644)
                                                      ------------  ------------
            Net cash (used in) financing activities      (995,073)    (122,302)
                                                      ------------  ------------
Effect of exchange rate changes on cash                   912,531     (190,198)
                                                      ------------  ------------
Increase in cash and cash equivalents                   2,129,466    2,929,683

Cash and cash equivalents at beginning of period       38,289,774   28,562,296
                                                      ------------  ------------
Cash and cash equivalents at end of period            $40,419,240  $31,491,979
                                                      ============  ============
Supplemental disclosure of cash flows information:

  Cash paid during the period for:
       Interest                                          $137,000      $81,000
       Income taxes                                     1,254,000      746,000




See notes to financial statements.
                                     Page 4


                  INTER PARFUMS, INC. AND SUBSIDIARIES
                 Notes to Unaudited Financial Statements

1.   Significant Accounting Policies:

     The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended
     December 31, 2002. We also discuss such policies in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.   Comprehensive Income:


                                       Three months ended  Three months ended
                                          March 31, 2003     March 31, 2002
                                        -----------------  ------------------
Comprehensive income:
  Net income                                $ 2,502,991      $ 2,009,696
  Other comprehensive income, net of tax:
   Foreign currency
     translation adjustment                   1,618,303     (    461,756)
   Loss (gain) on derivatives reclassified
    into earnings                                96,268     (      4,382)
   Change in fair value of derivatives      (    73,616)    (     10,128)
					  --------------    -------------
Comprehensive income			    $ 4,143,946      $ 1,553,686
					  ==============    =============


3.   Geographic Areas:

     Segment information related to domestic and foreign operations is as follows:

                             Three months ended      Three months ended
                                 March 31, 2003          March 31, 2002
                              ------------------      ------------------
     Net sales:
        United States             $  10,412,029           $   8,639,503
        Europe                       27,214,889              19,813,143
        Eliminations           (         63,000)       (         35,000)
                              ------------------      ------------------
                                   $ 37,563,918            $ 28,417,646
                              ==================      ==================
     Net Income:
        United States            $      498,598          $      534,007
        Europe                        2,005,624               1,475,689
        Eliminations            (         1,231)                      0
                              ------------------      ------------------
                                  $   2,502,991           $   2,009,696
                       	      ==================      ==================

4.   Earnings Per Share:

     We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

                                 Page 5



                  INTER PARFUMS, INC. AND SUBSIDIARIES
                 Notes to Unaudited Financial Statements

5.   Inventories:

     Inventories consist of the following:

                                     March 31, 2003 December 31, 2002
                                    --------------- -----------------
   Raw materials and component        $ 15,106,360       $ 11,080,046
   Parts
   Finished goods                       21,358,144         21,117,608
                                    ---------------    ---------------
                                      $ 36,464,504       $ 32,197,654
                                    ===============    ===============

6.   Stock- based Compensation:

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

                                                   Three months ended
                                                        March 31,
                                                     2003        2002
                                                 -----------  -----------
     Reported net income                          $2,502,991  $2,009,696
     Stock-based  employee compensation expense
      included in reported net income, net of
      related tax effects                                  0           0
     Stock-based  employee compensation determined
      under the fair value based method, net of
      related tax effects                            (21,691)    (12,399)
                                                 -----------  -----------
     Pro forma net income                         $2,481,300  $1,997,297
                                                 ===========  ===========
     Income per share, as reported:
      Basic                                            $0.13       $0.11
      Diluted                                          $0.13       $0.10

     Pro forma net income per share:
      Basic                                            $0.13       $0.11
      Diluted                                          $0.12       $0.10
                                 Page 6
                  INTER PARFUMS, INC. AND SUBSIDIARIES
                 Notes to Unaudited Financial Statements

6.   Stock-based Compensation (continued):

     The weighted average fair values of the options granted during 2003 and 2002 are estimated as $2.07 and $2.30 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2003 and 0.8% in 2002; volatility of 50% in both 2003 and 2002; risk-free interest rates at the date of grant, 1.70% in 2003 and 3.11% in 2002; and an expected life of the option of two years.


7.   Shareholders Equity:

     In April 2003, the Chief Executive Officer exercised 67,500 outstanding stock options of the Company's common stock. The aggregate exercise price of $232,475 was paid by him tendering to the Company 33,692 shares of the Company's common stock, previously owned by him, valued at $6.90 per share, the fair market value on the date of exercise. All shares issued pursuant to the option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 9,298 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, the Company expects to receive a tax benefit of approximately $233,000, which will be reflected as an increase to additional paid-in capital in the Company's financial statements.


                                 Page 7
                  INTER PARFUMS, INC. AND SUBSIDIARIES

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

We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and mass market perfumes, cosmetics and health and beauty aids:

X Prestige products - for each prestige brand, owned or licensed by us, we create an original concept for the perfume consistent with world market trends;

X Mass market products - we design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances, mass market cosmetics and health and beauty aids.

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

We operate under various license agreements, including two licenses that are with affiliates of our strategic partner, LV Capital USA, Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.
                              Page 8
               INTER PARFUMS, INC. AND SUBSIDIARIES

     Three Months Ended March 31, 2003 as Compared to the
     Three Months Ended March 31, 2002

Net sales for the three months ended March 31, 2003 increased 32% to a record $37.6 million, as compared to $28.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 15% for the period. The increase in net sales is attributable to increases in both our prestige and mass market product lines.

Prestige product sales grew 37% (12% in constant dollars) for the three months ended March 31, 2003, as compared to the 2002 period. The strong growth achieved in the second half of 2002 continued through the first quarter of 2003. All of our principal prestige brands achieved double-digit growth. In addition, the continued roll out of our Christian Lacroix Bazar fragrance line, as well as our two fragrance line extensions, Essence Pure by S.T. Dupont and Paul Smith Extreme also contributed to our top line growth.

We have a strong line-up of new brands and brand extensions in our 2003 new product pipeline. In the second quarter of 2003 we plan to debut summer seasonal fragrances for both our Celine and Christian Lacroix fragrance lines. During the fourth quarter of 2003, we plan to unveil a completely new Burberry fragrance line and in October 2003 we plan to launch a fragrance and cosmetic line under the Diane von Furstenberg label.

With respect to our mass market product lines, sales were up 21% for the three months ended March 31, 2003, as compared to the 2002 period. We continue to see growth in our mass market fragrances lines as a result of our acquisition of certain fragrance brands from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding. In May 2002, we purchased trademarks and related intellectual property of certain brands for $3.2 million, and acquired certain existing inventory for approximately $3.7 million. Tristar was one of our most significant competitors in mass market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass market fragrance lines. New product line extensions and an expanding distribution network continue to benefit sales volume in our Intimate health and beauty aids and Aziza cosmetics lines.

Our new product development program for all three of our mass market product groups is well under way, and we expect to roll out new mass market products throughout 2003. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross profit margins were 47.8% for the three months ended March 31, 2003, as compared to 48.2% for the 2002 period. The declining rate of the dollar relative to the euro put a bit of pressure on gross margins during the period ended March 31, 2003. Gross profit margins remain ahead of our target rates of 45% to 46%. If the dollar remains weak throughout 2003, gross margins are expected to hover around our target rates of 45% to 46%.


                              Page 9
               INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses aggregated $13.2 million for the three months ended March 31, 2003, as compared to $9.9 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 35.2% for the three months ended March 31, 2003, as compared to 34.8% for the 2002 period. Our mass market sales do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable. As a result, the increase in mass market sales enables us to spread our fixed costs over a larger net sales base. On the other hand, promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. In addition, recent increases in certain fixed costs, including insurance, rent and wages, is expected to cause a slight rise in selling, general and administrative expenses throughout 2003.

Interest expense aggregated $137,000 and $80,000 for the three months ended March 31, 2003 and 2002, respectively. We use the credit lines available to us, as needed, to finance our working capital needs.

Foreign currency gains aggregated $55,000 and $1,000 for the three months ended March 31, 2003 and 2002, respectively. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35.6% for the three months ended March 31, 2003, as compared to 36.2% for the corresponding period of the prior year. Tax rates in France declined slightly in 2003.

Net income increased 25% to $2.5 million for the three months ended March 31, 2003, as compared to $2.0 million for the corresponding period of the prior year.

Diluted earnings per share increased 30% to $0.13 for the three months ended March 31, 2003, as compared to $0.10 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 18.8 million for both the three months ended March 31, 2003 and 2002. On a diluted basis, average shares outstanding were 19.9 million for the three months ended March 31, 2003, as compared to 20.0 million for the corresponding period of the prior year.










..
                              Page 10
               INTER PARFUMS, INC. AND SUBSIDIARIES

     Liquidity and Capital Resources

Profitable operating results continue to strengthen our financial position. At March 31, 2003, working capital aggregated $88 million and we had a working capital ratio of 3.3 to 1. Cash and cash equivalents aggregated $40 million and our net book value was $4.46 per outstanding share as of March 31, 2003. Furthermore, we had no long-term debt.

Our short-term financing requirements are expected to be met by available cash at March 31, 2003, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2003 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $3.0 million for the three months ended March 31, 2003 as compared to $3.6 million for the corresponding period of the prior year. In constant dollars, accounts receivable and inventories were up 3% and 11%, respectively, as compared to December 31, 2002. These increases are very reasonable considering the 15% constant dollar sales increase for the period. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

Commencing in March 2002, our Board of Directors authorized our first cash dividend of $.06 per share, approximately $1.1 million per annum, payable $.015 per share quarterly. The first cash dividend of $.015 per share was paid on April 15, 2002 to shareholders of record on March 31, 2002.

In March 2003, our board of directors increased the cash dividend to $.08 per share, approximately $1.5 million per annum, payable $.02 per share on a quarterly basis. The first cash dividend of $.02 per share was paid on 15 April 2003 to shareholders of record on 31 March 2003. This increased cash dividend represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the three months ended March 31, 2003.








                              Page 11
               INTER PARFUMS, INC. AND SUBSIDIARIES


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

     Promotional Allowances

We have various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to our products. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.
                              Page 12
               INTER PARFUMS, INC. AND SUBSIDIARIES


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

     Other Long-Lived Assets

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

                              Page 13
               INTER PARFUMS, INC. AND SUBSIDIARIES


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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2003, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $18.7 million and GB Pounds 4.2 million.


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

                              Page 14
               INTER PARFUMS, INC. AND SUBSIDIARIES


     Changes in Internal Controls

There were no significant changes in our Company's internal controls or in other factors that could significantly affect our internal controls after the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


Part II.  Other Information


     Items 1, 3 and 4 are omitted as they are either not applicable or have been included in Part I.


     Item 2.  Changes in Securities and Use of Proceeds

The information contained in note 7 at page 7 relating to the exercise of an outstanding stock option is incorporated by reference herein. The transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. The option holder agreed to purchase the common stock for investment and not for resale to the public.


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

During the quarterly period covered by this report, the Audit Committee authorized our Company to retain our auditors, Eisner LLP, to perform tax consultation and tax preparation services in the ordinary course of business for our Company for fiscal year ending December 31, 2003. In addition it authorized our Company to retain Eisner LLP for tax consultation services, as may be required on a project-by-project basis that would not be considered in the ordinary course of business up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000; and that the approval of the Audit Committee would be required for any further tax services.






                              Page 15
               INTER PARFUMS, INC. AND SUBSIDIARIES

During the quarterly period covered by this report, the Audit Committee also authorized our Company to retain KPMG Audit, a division of KPMG S.A., the external auditor of our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its wholly-owned subsidiaries, to provide tax consultation and tax preparation services in the ordinary course of business for Inter Parfums, S.A., for the fiscal year ended December 31, 2003. In addition, the Audit Committee also authorized our Company to retain KPMG
Audit to provide tax consultation and advice with respect to repatriation of earnings of our company's French subsidiaries to us in the United States.


     Item 6.    Exhibits and Reports on Form 8-K.

The following documents are filed herewith:

Exhibit  Description                                    Edgar
No.                                                     Page
                                                        Number
10.94    Second Amendment of Lease dated for 60 Stults
         Road, South Brunswick, NJ among Forsgate
         Industrial Complex, a limited partnership, and Jean Philippe Fragrances, LLC and Inter
         Parfums, Inc. dated April 22, 2003

10.95    Contrat De Prestations De Services Entre
         Inter Parfums, S.A. and Sagatrans, S.A, le 5 mai 1998 [French original]

10.95.1  Service Contract Between Inter Parfums, S.A.
         and Sagatrans,, S.A dated May 5, 1998
         [English translation]

10.96    Avenant No. 1 Au Contrat De Prestations De
         Services Entre Inter Parfums, S.A. and
         Sagatrans,  S.A, le 5 mai 1998 [French
         original]

10.96.1  Amendment No. 1 to the Service Contract
         Between Inter Parfums, S.A. and Sagatrans,
         S.A dated May 5, 1998 [English translation]

99.1     Certification Required by Section 906 of the
         Sarbanes-Oxley Act



                              Page 16
               INTER PARFUMS, INC. AND SUBSIDIARIES





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May 2003.


                                   INTER PARFUMS, INC.


                              By:  /s/ Russell Greenberg_____
Russell Greenberg,
                                   Executive Vice President and
                                   Chief Financial Officer

                              Page 17

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

Date: May 12, 2003

/s/ Jean Madar
Jean Madar
Chief Executive Officer
                              Page 18
               INTER PARFUMS, INC. AND SUBSIDIARIES
                          CERTIFICATIONS

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

Date: May 12, 2003

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer
                              Page 19