Form 10-Q
period 2003-08-13
INTER PARFUMS INC
filed 2003-08-13
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Actof 1934 for the quarterly period ended June 30, 2003.

OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of1934 for the transition period from ___________to ________.

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

At August 11, 2003 there were 19,028,042 shares of common stock, par value $.001 per share, outstanding.

  .
INTER PARFUMS, INC . AND SUBSIDIARIES

Item 5. Other Information	16

Item 6. Exhibits and Reports on Forms 8-K	17

Signatures	17

Certifications	18

Part I.Financial Information

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC . AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	June 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$ 44,209,015	$ 38,289,774
Account receivable, net	49,153,432	41,232,233
Inventories	46,700,395	32,197,654
Receivables, other	2,018,314	1,211,010
Other current assets	2,033,103	2,122,181
Income tax receivable	1,742,586	2,014,274
Deferred tax asset	727,212	1,098,414

Total current assets	146,584,057	118,165,540

Equipment and leasehold improvements, net	4,749,454	4,212,706

Intangible assets, net	6,883,830	6,745,090

Other assets	205,949	246,249

	$ 158,423,290	$ 129,369,585

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loans payable, banks	$ 3,366,758	$ 1,794,218
Accounts payable	32,033,148	20,008,011
Accrued expenses	13,991,137	10,733,407
Income taxes payable	1,396,627	1,518,484
Dividends payable	380,051	284,644

Total current liabilities	51,167,721	34,338,764

Deferred tax liability	710,176	649,814

Minority interest	16,386,382	13,465,978

Shareholders' equity:
Common stock, $.001 par; authorized 30,000,000 share; outstanding 19,002,517 and 18,976,207 shares at June 30, 2003 and December 31, 2002, respectively	19,003	18,976
Additional paid-in capital	33,518,105	33,440,670
Retained earnings	79,742,761	75,062,624
Accumulated other comprehensive income	3,148,353	(1,394,444)
Treasury stock, at cost, 7,281,098 and 7,305,609 shares at June 30, 2003 and December 31, 2002, respectively	(26,269,211)	(26,212,797)
	90,159,011	80,915,029
	$ 158,423,290	$ 129,369,585

See notes to financial statements.

INTER PARFUMS, INC . AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30,	Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$ 41,392,406	$ 27,442,809	$ 78,956,324	$ 55,860,455

Cost of sales	20,826,614	14,635,220	40,441,922	29,346,744

Gross margin	20,565,792	12,807,589	38,514,402	26,513,711

Selling, general and administrative	14,853,056	9,212,038	28,072,569	19,097,812

Income from operations	5,712,736	3,595,551	10,441,833	7,415,899

Other charges (income):
Interest	30,580	169,491	167,324	249,441
Loss on foreign currency:	199,575	58,285	144,847	57,409
Interest and dividend (income)	(282,280)	(242,158)	(456,986)	(329,921)
Loss on subsidiary's issuance of stock	144,067	5,382	154,798	5,382

	91,942	(9,000)	9,983	(17,689)

Income before income taxes	5,620,794	3,604,551	10,431,850	7,433,588

Income taxes	1,931,505	1,268,633	3,642,220	2,654,205

Net income before minority interest	3,689,289	2,335,918	6,789,630	4,779,383

Minority interest in net income of consolidated subsidiary	752,532	409,424	1,349,882	843,193

Net income	$ 2,936,757	$ 1,926,494	$ 5,439,748	$ 3,936,190

Net income per common share:
Basic	$0.15	$0.10	$0.29	$0.21
Diluted	$0.15	$0.10	$0.27	$0.20

Number of common shares outstanding:
Basic	18,999,219	18,760,558	18,988,523	18,755,443
Diluted	19,905,644	20,022,039	19,906,652	19,990,328

See notes to financial statements.

INTER PARFUMS, INC . AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Six months ended June 30,
	2003	2002

Operating activities:
Net income	$ 5,439,748	$ 3,936,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	890,902	964,702
Minority interest in net income of consolidated subsidiary	1,349,882	843,180
Deferred tax provision	371,202	389,000
(Gain) on sale of trademark		(82,524)
Loss on subsidiary's issuance of stock	154,798	5,382
Increase (decrease) in cash from changes in:
Accounts receivable, net	(4,568,003)	(1,078,739)
Inventories	(12,136,389)	(6,139,179)
Other assets	(402,123)	(22,774)
Accounts payable and accrued expenses	12,380,991	2,391,240
Income taxes payable	213,296	(248,389)

Net cash provided by operating activities	3,694,304	958,089

Investing activities:
Purchase of equipment and leasehold improvements	(1,009,991)	(715,489)
Trademark acquisitions		(3,225,199)
Proceeds from the sale of trademark		149,799

Net cash (used in) investing activities	(1,009,991)	(3,790,889)

Financing activities:
Increase in loan payable, bank	1,415,955	3,087,088
Proceeds from sale of stock of subsidiary	505,305	5,382
Proceeds from exercise of options	5,200	217,459
Dividends paid	(664,204)	(281,408)
Dividends paid to minority interest	(409,109)	(263,718)
Purchases of treasury stock	(64,152)

Net cash provided by financing activities	788,995	2,764,803

Effect of exchange rate changes on cash	2,445,933	1,931,562

Increase in cash and cash equivalents	5,919,241	1,863,565

Cash and cash equivalents at beginning of period	38,289,774	28,562,296

Cash and cash equivalents at end of period	$ 44,209,015	$ 30,425,861

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$ 446,000	$ 166,000
Income taxes	3,530,000	1,906,000

See notes to financial statements

INTER PARFUMS, INC . AND SUBSIDIARIES

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

2. Comprehensive Income:

Six Months Ended June 30,
	2003	2002
Comprehensive Income:
Net income	$ 5,439,748	$ 3,936,190
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4,449,960	4,381,016
Loss (gain) on derivatives reclassified
into earnings	96,268	(4,717)
Change in fair value of derivatives	(3,431)	6,950

Comprehensive income	$ 9,982,545	$ 8,319,439

3. Geographic Areas:

Segment information related to domestic and foreign operations is as follows:

Six Months Ended June 30,
	2003	2002
Net Sales:
United States	$ 20,513,038	$ 16,956,093
Europe	58,541,286	38,974,362
Eliminations	(98,000)	(70,000)

	$ 78,956,324	$ 55,860,455

Net Income:
United States	$ 991,727	$ 1,072,024
Europe	4,444,914	2,864,166
Eliminations	3,107	0

	$ 5,439,748	$ 3,936,190

INTER PARFUMS, INC . AND SUBSIDIARIES

4. Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

5. Inventories:

Inventories consist of the following:

	June 30, 2003	December 31, 2002

Raw materials and component parts	$ 17,136,989	$ 11,080,046
Finished goods	29,563,406	21,117,608

	$ 46,700,395	$ 32,197,654

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

	Six Months Ended June 30,
	2003	2002

Reported net income	$ 5,439,748	$ 3,936,190
Stock-based employee compensation expense included in reported net income, net of related tax effect	0	0
Stock-based employee compensation determined under the fair value based method, net of tax effect	(21,691)	(12,399)

Pro forma net income	$ 5,418,057	$ 3,923,791

Income per share, as reported:
Basic	$ 0.29	$ 0.21
Diluted	$ 0.27	$ 0.20

Pro forma net income per share:
Basic	$ 0.29	$ 0.21
Diluted	$ 0.27	$ 0.20

INTER PARFUMS, INC . AND SUBSIDIARIES

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

7. Shareholders Equity:

In April 2003, the Chief Executive Officer exercised 67,500 outstanding stock options of the Company's common stock. The aggregate exercise price of $232,475 was paid by him tendering to the Company 33,692 shares of the Company's common stock, previously owned by him, valued at $6.90 per share, the fair market value on the date of exercise. All shares issued pursuant to the option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 9,298 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, the Company expects to receive a tax benefit of approximately $80,000, which will be reflected as an increase to additional paid-in capital in the Company's financial statements.

INTER PARFUMS, INC . AND SUBSIDIARIES

Item 2:                  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introduction

We are a leading manufacturer and distributor of fragrances, cosmetics and health and beauty aids. We combine innovation and creativity to produce quality products for our customers around the world.

We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and cosmetics and mass market perfumes, cosmetics and health and beauty aids:

  * Prestige products -- for each prestige brand, owned or licensed by us, we create an original concept for the perfume consistent with world market trends;

 * Mass market products -- we design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances, mass market cosmetics and health and beauty aids.

        Forward Looking Information

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

        Related Party Transactions

We operate under various license agreements, including two licenses that are with affiliates of our strategic partner, LV Capital USA, Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moët Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

        Three and Six Months Ended June 30, 2003 as Compared to the Three and
        Six Months Ended June 30, 2002

Net sales for the three months ended June 30, 2003 increased 51% to a record $41.4 million, as compared to $27.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 38% for the period.

INTER PARFUMS, INC . AND SUBSIDIARIES

Net sales for the six months ended June 30, 2003 increased 41% to a record $79.0 million, as compared to $55.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 28% for the period. The increase in net sales is attributable to increases in both our prestige and mass market product lines.

Prestige product sales were up 64% (45% in constant dollars) for the three months ended June 30, 2003 and 50% (31% in constant dollars) for the six months ended June 30, 2003, as compared to the 2002 period. The strong growth achieved in the second half of 2002 continued through the first half of 2003. For the three months ended June 30, 2003 Burberry, S.T. Dupont and Paul Smith fragrance products were responsible for the dramatic rise in second quarter prestige product sales. Also contributing to our growth were two new product launches, both seasonal scents, one by Celine and another by Christian Lacroix.

We are eagerly anticipating our two major upcoming launches where we plan to unveil a completely new Burberry fragrance line and a fragrance and beauty line under the Diane von Furstenberg label. Later this year, the international launch of Burberry Brit begins. This will be our fourth Burberry fragrance family since our 1995 introduction of Burberry London. We have high expectations for this new women's line which should play a strategic role in the future development of the Burberry fragrance business.

In terms of fashion industry recognition, Diane is a rising star, who has been instrumental in the early success we are enjoying in the reception of her beauty line. The official launch in mid-September at Henri Bendel will be followed by the addition of certain Saks Fifth Avenue and Nordstrom locations. Total US distribution will be limited to 35 of the finest specialty stores in the country.

Our mass market product line sales were up 21% for both the three and six months ended June 30, 2003, as compared to the 2002 periods. We continue to see growth in our fragrances lines as a result of our acquisition of certain fragrance brands from Tristar Corporation ("Tristar"), a Debtor-in-possession in a Chapter 11 proceeding. In May 2002, we purchased trademarks and related intellectual property of certain brands and acquired certain existing inventory. Tristar was one of our most significant competitors in mass market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass market fragrance lines. New product line extensions and an expanding distribution network continue to benefit sales volume in our Intimate health and beauty aids and our Aziza cosmetics lines.

Our new product development program for all three of our mass market product groups is well under way, and we expect to roll out new mass market products throughout 2003. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross profit margins were 50% and 49% for the three and six months ended June 30, 2003, respectively, as compared to 47% for both of the 2002 periods. The effect of the declining rate of the dollar relative to the Euro puts pressure on our gross margins. This effect was mitigated during the three and six months ended June 30, 2003 by raising selling prices and as a result of our product sales mix. Gross profit margins remain well ahead of our target rates of 45% to 46%.

INTER PARFUMS, INC . AND SUBSIDIARIES

Selling, general and administrative expenses aggregated $14.9 million for the three months ended June 30, 2003, as compared to $9.2 million for the corresponding period of the prior year. Selling, general and administrative expenses aggregated $28.1 million for the six months ended June 30, 2003, as compared to $19.1 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 36% for the three and six months ended June 30, 2003, as compared to 34% for the 2002 periods.

Our mass market sales do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable. As a result, the increase in mass market sales enables us to spread our fixed costs over a larger net sales base. On the other hand, promotion and advertising are prerequisites for sales of designer products. We develop a complete marketing and promotional program to support our growing portfolio of prestige fragrance brands and to build upon each brand's awareness. In addition, recent increases in certain fixed costs, including insurance, rent and wages, is expected to cause a slight rise in selling, general and administrative expenses as a percentage of sales throughout 2003.

Interest expense was $31,000 and $167,000 for the three and six months ended June 30, 2003, as compared to $169,000 and $249,000 for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs.

We recorded a loss on foreign currency of $200,000 and $145,000 for the three and six months ended June 30, 2003, as compared to a loss $58,000 and $57,000 for the corresponding periods of the prior year. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 34% for the three months ended June 30, 2003, as compared to 35% for the corresponding period of the prior year. Our effective income tax rate was 35% for the six months ended June 30, 2003, as compared to 36% for the corresponding period of the prior year. The small decline in our effective tax rate is the result of slightly lower foreign tax rates.

Net income increased 52% to $2.9 million for the three months ended June 30, 2003, as compared to $1.9 for the corresponding period of the prior year. Net income increased 38% to $5.4 million for the six months ended June 30, 2003, as compared to $3.9 for the corresponding period of the prior year.

Diluted earnings per share increased 50% to $0.15 for the three months ended June 30, 2003, as compared to $0.10 for the corresponding period of the prior year. Diluted earnings per share increased 35% to $0.27 for the six months ended June 30, 2003, as compared to $0.20 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 19.0 million for both the three and six month periods ended June 30, 2003, as compared to 18.8 million for both the three and six month periods ended June 30, 2002. On a diluted basis, average shares outstanding were 19.9 million for both the three and six month periods ended June 30, 2003, as compared to 20.0 million for both the three and six month periods ended June 30, 2002, respectively.

INTER PARFUMS, INC . AND SUBSIDIARIES

Liquidity and Capital Resources

Profitable operating results continue to strengthen our financial position. At June 30, 2003, working capital aggregated $95 million and we had a working capital ratio of 2.9 to 1. Cash and cash equivalents aggregated $44 million and our net book value was $4.74 per outstanding share as of June 30, 2003. Furthermore, we had no long-term debt.

Our short-term financing requirements are expected to be met by available cash at June 30, 2003, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2003 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash provided by operating activities aggregated $3.7 million for the six months ended June 30, 2003 as compared to $1.0 million for the corresponding period of the prior year. In constant dollars, accounts receivable and inventories were up 11% and 38%, respectively, as compared to December 31, 2002. These increases are very reasonable considering the 28% constant dollar sales increase for the period and the inventory buildup needed for our upcoming Burberry fragrance and Diane von Furstenberg beauty launches. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

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

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the three months ended June 30, 2003.

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

INTER PARFUMS, INC . AND SUBSIDIARIES

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

INTER PARFUMS, INC . AND SUBSIDIARIES

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

INTER PARFUMS, INC . AND SUBSIDIARIES

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2003, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $5.5 million and GB Pounds 2.1 million.

INTER PARFUMS, INC . AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes were required at this time.

    Changes in Internal Controls

There were no significant changes in our Company's internal controls or in other factors that could significantly affect our internal controls after the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

INTER PARFUMS, INC . AND SUBSIDIARIES

Part II. Other Information

    Items 1 and 3 are omitted as they are either not applicable or have been included in Part I.

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

    Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on 8 August 2003 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

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

The results of the voting were as set forth below. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

Nominee	Votes For	Votes Withheld
Jean Madar	17,274,479	553,156
Philippe Benacin	17,274,479	553,156
Russell Greenberg	17,274,479	553,156
Francois Heilbronn	17,389,754	437,881
Joseph A. Caccamo	17,287,979	539,656
Jean Levy	17,389,754	437,881
Robert Bensoussan-Torres	17,389,754	437,881
Daniel Piette	17,389,754	437,881
Jean Cailliau	17,389,754	437,881
Philippe Santi	17,274,479	553,156
Serge Rosinoer	17,389,754	437,881

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

INTER PARFUMS, INC . AND SUBSIDIARIES

During the quarterly period covered by this report, the Audit Committee did not authorize any non-audit services to be performed by our auditors.

    Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

The following documents are filed herewith:

Exhibit No.	Description	Edgar Page Number
31	Certifications required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

(b) We filed the following Current Reports on Form 8-K:

        (1) Date of event - May 6, 2003, reporting Items 7 and 12;
        (2) Date of event - July 10, 2003, reporting Items 7 and 12 and
        (3) Date of event - August 6, 2003, reporting Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13 day of August 2003.

By:	INTER PARFUMS, INC. /s/ Russell Greenberg Executive Vice President and Chief Financial Officer

INTER PARFUMS, INC . AND SUBSIDIARIES

Exhibit 31

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Jean Madar
 Jean Madar
Chief Executive Officer

INTER PARFUMS, INC . AND SUBSIDIARIES

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Russell Greenberg
 Russell Greenberg
Chief Financial Officer

INTER PARFUMS, INC . AND SUBSIDIARIES

Exhibit 32

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: August 13,2003	By:	/s/Jean Madar Jean Madar Chief Executive Officer

Date: August 13, 2003	By:	/s/Russell Greenberg Russell Greenberg Executive Vice President, Chief Financial Officer and Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to Inter Parfums, Inc. and will be retained by Inter Parfums, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.