Form 10-Q
period 2003-09-30
INTER PARFUMS INC
filed 2003-11-14
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
          of 1934 for the quarterly period ended September 30, 2003.

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

At November 7, 2003 there were 19,152,186 shares of common stock, par value $.001 per share, outstanding.

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of
September 30, 2003 (unaudited)
and December 31, 2002 (audited)

Consolidated Statements of Income for
the Three and Nine Months Ended
September 30, 2003 (unaudited)
and September 30, 2002 (unaudited)

Consolidated Statements of Cash Flows
for the Nine Months Ended
September 30, 2003 (unaudited) and
September 30, 2002 (unaudited)

Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures
About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Page Number 1 2 3 4 5 8 14 15 16 16 16 16 17 18

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$ 41,922,984	$ 38,289,774
Account receivable, net	67,564,072	41,232,233
Inventories	39,945,446	32,197,654
Receivables, other	2,152,147	1,211,010
Other current assets	1,648,652	2,122,181
Income tax receivable	1,231,299	2,014,274
Deferred tax asset	708,400	1,098,414

Total current assets	155,173,000	118,165,540

Equipment and leasehold improvements, net	4,811,048	4,212,706

Intangible assets, net	6,300,058	6,745,090

Other assets	195,790	246,249

	$ 166,479,896	$ 129,369,585

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loans payable, banks	$ 6,289,044	$ 1,794,218
Accounts payable	24,255,748	20,008,011
Accrued expenses	18,662,344	10,733,407
Income taxes payable	2,736,385	1,518,484
Dividends payable	380,562	284,644

Total current liabilities	52,324,083	34,338,764

Deferred tax liability	722,037	649,814

Minority interest	17,743,853	13,465,978

Shareholders' equity:
Common stock, $.001 par; authorized 30,000,000 share; outstanding 19,028,042 and 18,976,207 shares at September 30, 2003 and December 31, 2002, respectively	19,028	18,976
Additional paid-in capital	33,666,598	33,440,670
Retained earnings	84,045,997	75,062,624
Accumulated other comprehensive income	4,227,511	(1,394,444)
Treasury stock, at cost, 7,281,098 and 7,305,609 shares at September 30, 2003 and December 31, 2002, respectively	(26,269,211)	(26,212,797)

	95,689,923	80,915,029

	$ 166,479,896	$ 129,369,585

See notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$ 57,401,472	$ 37,373,822	$ 136,357,796	$ 93,234,277

Cost of sales	29,104,624	20,913,855	69,546,546	50,260,599

Gross margin	28,296,848	16,459,967	66,811,250	42,973,678

Selling, general and administrative	19,875,506	11,447,770	47,948,075	30,545,582

Income from operations	8,421,342	5,012,197	18,863,175	12,428,096

Other charges (income):
Interest	55,814	90,417	223,138	339,858
Loss on foreign currency:	(489,073)	16,165	(344,226)	73,574
Interest and dividend (income)	(182,508)	(107,323)	(639,494)	(437,244)
Loss on subsidiary's issuance of stock			154,798	5,382

	(615,767)	(741)	(605,784)	(18,430)

Income before income taxes	9,037,109	5,012,938	19,468,959	12,446,526

Income taxes	3,176,823	1,766,809	6,819,043	4,421,014

Net income before minority interest	5,860,286	3,246,129	12,649,916	8,025,512

Minority interest in net income of consolidated subsidiary	1,176,488	554,802	2,526,370	1,397,995

Net income	$ 4,683,798	$ 2,691,327	$ 10,123,546	$ 6,627,517

Net income per common share:
Basic	$0.25	$0.14	$0.53	$0.35
Diluted	$0.23	$0.14	$0.51	$0.33

Number of common shares outstanding:
Basic	19,024,081	18,780,558	19,000,376	18,763,817
Diluted	20,182,148	19,877,170	19,997,484	19,952,609

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30,
	2003	2002

Operating activities:
Net income	$ 10,123,546	$ 6,627,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,087,873	1,498,095
Minority interest in net income of consolidated subsidiary	2,526,370	1,397,995
Deferred tax provision	390,014	560,000
(Gain) on sale of trademark		(85,459)
Loss on subsidiary's issuance of stock	155,960	5,382
Increase (decrease) in cash from changes in:
Accounts receivable, net	(21,571,827)	(10,084,361)
Inventories	(5,143,712)	(4,132,837)
Other assets	(92,114)	(1,077,556)
Accounts payable and accrued expenses	8,813,703	4,977,182
Income taxes payable	2,052,251	2,315,542

Net cash provided by (used in) operating activities	(657,936)	2,001,500

Investing activities:
Purchase of equipment and leasehold improvements	(1,599,434)	(986,443)
Trademark acquisitions		(3,225,199)
Proceeds from the sale of trademark		155,126

Net cash (used in) investing activities	(1,599,434)	(4,056,516)

Financing activities:
Increase in loan payable, bank	4,180,100	3,384,542
Proceeds from sale of stock of subsidiary	356,480	5,573
Proceeds from exercise of options	93,718	268,579
Dividends paid	(1,047,326)	(572,200)
Dividends paid to minority interest	(409,109)	(263,718)
Purchases of treasury stock	(64,152)

Net cash provided by financing activities	3,109,711	2,822,776

Effect of exchange rate changes on cash	2,780,869	1,666,688

Increase in cash and cash equivalents	3,633,210	2,434,448

Cash and cash equivalents at beginning of period	38,289,774	28,562,296

Cash and cash equivalents at end of period	$ 41,922,984	$ 30,996,744

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$ 561,000	$ 274,000
Income taxes	4,905,000	591,000

See notes to financial statements

.

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

2. Comprehensive Income:

Nine months ended September 30,
	2003	2002
Comprehensive Income:
Net income	$ 10,123,546	$ 6,627,517
Other comprehensive income, net of tax:
Foreign currency translation adjustment	5,504,758	3,951,812
loss on derivatives reclassified
Into earnings	96,268	55,797
Change in fair value of derivatives	20,929	(51,080)

Comprehensive income	$ 15,745,501	$ 10,584,046

3. Geographic Areas:

Segment information related to domestic and foreign operations is as follows:

Nine months ended September 30,
	2003	2002
Net Sales:
United States	$ 32,212,208	$ 29,301,840
Europe	104,428,588	64,037,437
Eliminations	(283,000)	(105,000)

	$ 136,357,796	$ 93,234,277

Net Income:
United States	$ 1,835,605	$ 1,913,350
Europe	8,295,958	4,714,167
Eliminations	(8,017)	0

	$ 10,123,546	$ 6,627,517

4. Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

5. Inventories:

Inventories consist of the following:

	September 30, 2003	December 31, 2002

Raw materials and component parts	$ 13,951,468	$ 11,080,046
Finished goods	25,993,978	21,117,608

	$ 39,945,446	$ 32,197,654

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

Nine months ended September 30,
	2003	2002

Reported net income	$ 10,123,546	$ 6,627,517
Stock-based employee compensation expense included in reported net income, net of related tax effect	0	0
Stock-based employee compensation determined under the fair value based method, net of tax effect	(21,691)	(12,399)

Pro forma net income	$ 10,101,855	$ 6,615,118

Income per share, as reported:
Basic	$ 0.53	$ 0.35
Diluted	$ 0.51	$ 0.33

Pro forma net income per share:
Basic	$ 0.53	$ 0.35
Diluted	$ 0.51	$ 0.33

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

7. Shareholders Equity:

In April 2003, the Chief Executive Officer exercised 67,500 outstanding stock options of the Company's common stock. The aggregate exercise price of $232,475 was paid by him tendering to the Company 33,692 shares of the Company's common stock, previously owned by him, valued at $6.90 per share, the fair market value on the date of exercise. All shares issued pursuant to the option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 9,298 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, the Company expects to receive a tax benefit of approximately $80,000, which has been reflected as an increase to additional paid-in capital in the Company's financial statements.

In October 2003, each of the Chief Executive Officer and the President exercised 42,000 and 94,300 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $107,352 for the Chief Executive Officer and $241,031 for the President were paid by each of them tendering to the Company 8,158 and 18,316 shares, respectively, of the Company's common stock, previously owned by them, valued at $13.16 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 9,307 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $460,000, which will be reflected as an increase to additional paid-in capital in the accompanying financial statements.

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

We operate in the fragrance and cosmetic industry, specializing in prestige perfumes and cosmetics and mass market perfumes, cosmetics and health and beauty aids:

   Prestige products -- for each prestige brand, owned or licensed by us, we create an original concept for our perfume and cosmetic lines consistent with world market trends;

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

Related Party Transactions

We operate under various license agreements, including two licenses that are with affiliates of our strategic partner, LV Capital USA, Inc. ("LV Capital"), a wholly owned subsidiary of LVMH Moët Hennessy Louis Vuitton S.A. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

Three and Nine Months Ended September 30, 2003 as Compared to the Three and Nine Months Ended September 30, 2002

Net sales for the three months ended September 30, 2003 increased 54% to a record $57.4 million, as compared to $37.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 44% for the period.

Net sales for the nine months ended September 30, 2003 increased 46% to a record $136.4 million, as compared to $93.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 34% for the period.

Prestige product sales were up 83% (68% in constant dollars) for the three months ended September 30, 2003 and 63% (45% in constant dollars) for the nine months ended September 30, 2003, as compared to the 2002 period. The strong growth achieved in the latter half of 2002 continued into 2003. For the three months ended September 30, 2003 our growth is primarily attributable to the initial launches of the women's fragrance line Burberry Brit into a number of major markets including the United Kingdom, the United States, Spain, France and Italy. Launches of Burberry Brit are continuing in the coming months in the rest of Europe, Asia, South America and the Middle East. We have high expectations for this new women's line which should play a strategic role in the future development of the Burberry fragrance business.

In addition, during the three months ended September 30, 2003 we unveiled our completely new beauty line, consisting of both fragrance and cosmetics, under the Diane von Furstenberg label. In terms of fashion industry recognition, Diane is a rising star, who has been instrumental in the early success we are enjoying in the reception of her beauty line. The official launch, which occurred in mid-September at Henri Bendel in New York City, was followed by the addition of certain Saks Fifth Avenue, Nordstrom and Fred Segal locations. Total United States distribution is to be initially limited to 35 of the finest specialty stores in the country.

Our mass-market product sales were off 5% for the three months ended September 30, 2003, but were up 10% for the nine months ended September 30, 2003 as compared to the corresponding periods in 2002. Through June 2003 we continued to see growth in our fragrances lines as a result of our May 2002 acquisition of certain fragrance brands from Tristar Corporation ("Tristar"). Tristar was one of our most significant competitors in mass-market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass-market fragrance lines. As we have passed the one-year anniversary of this acquisition, we are consolidating certain fragrance lines to reduce duplication and improve overall efficiency. New product line extensions and an expanding distribution network continue to benefit sales volume in our Intimate health and beauty aids and our Aziza cosmetics lines.

We have put together our calendar of 2004 prestige launches, which includes new fragrance lines for ST Dupont, Christian Lacroix, Paul Smith and Celine; and we are also actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross profit margins were 49% for both the three and nine-month periods ended September 30, 2003, as compared to 44% and 46% for the three and nine-month periods ended September 30, 2002. Throughout 2003 prestige product sales growth out paced mass market sales growth and in the current third quarter, prestige product sales represented 75% of net sales, which is the primary reason for the gains in gross margin.

Selling, general and administrative expenses aggregated $19.9 million for the three months ended September 30, 2003, as compared to $11.4 million for the corresponding period of the prior year. Selling, general and administrative expenses aggregated $47.9 million for the nine months ended September 30, 2003, as compared to $30.5 million for the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 35% for both the three and nine month periods ended September 30, 2003, as compared to 31% and 33%, respectively, for the 2002 periods.

Promotion and advertising are prerequisites for sales of prestige products, which account for over 75% of our net sales. Accordingly, we develop a comprehensive marketing and promotional program to support our growing portfolio of prestige fragrance and cosmetic brands and to build upon each brand's awareness. In addition, recent increases in certain fixed costs, such as insurance, rent and wages, are expected to cause a slight rise in selling, general and administrative expenses as a percentage of sales throughout 2003.

Interest expense was $56,000 and $223,000 for the three and nine months ended September 30, 2003, as compared to $90,000 and $340,000 for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs.

We reported a gain on foreign currency of $489,000 and $344,000, for the three and nine months ended September 30, 2003, as compared to a loss of $16,000 and $74,000 for the corresponding periods of the prior year. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35% for both the three months ended September 30, 2003 and September 30, 2002. Our effective income tax rate was 35% for the nine months ended September 30, 2003, as compared to 36% for the corresponding period of the prior year. The small decline in our effective tax rate is the result of slightly lower foreign tax rates.

Net income increased 74% to $4.7 million for the three months ended September 30, 2003, as compared to $2.7 million for the corresponding period of the prior year. Net income increased 53% to $10.1 million for the nine months ended September 30, 2003, as compared to $6.6 million for the corresponding period of the prior year.

Diluted earnings per share increased 64% to $0.23 for the three months ended September 30, 2003, as compared to $0.14 for the corresponding period of the prior year. Diluted earnings per share increased 55% to $0.51 for the nine months ended September 30, 2003, as compared to $0.33 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 19.0 million for both the three and nine-month periods ended September 30, 2003, as compared to 18.8 million for both the three and nine-month periods ended September 30, 2002. On a diluted basis, average shares outstanding were 20.2 million and 20.0 million for the three and nine-month periods ended September 30, 2003, respectively, as compared to 19.9 million and 20.0 million for the three and nine-month periods ended September 30, 2002, respectively.

Liquidity and Capital Resources

Profitable operating results continue to strengthen our financial position. At September 30, 2003, working capital aggregated $103 million and we had a working capital ratio of almost 3 to 1. Cash and cash equivalents aggregated $42 million and our net book value was $5.03 per outstanding share as of September 30, 2003. Furthermore, we had no long-term debt.

Our short-term financing requirements are expected to be met by available cash at September 30, 2003, cash generated by operations and short-term credit lines provided by domestic and foreign banks. Since December 2002, we have increased our short-term borrowings by approximately $4.5 million in order to finance our sales growth. The principal credit facilities for 2003 are a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $12.0 million in credit lines provided by a consortium of international financial institutions.

Cash used in operating activities aggregated $0.7 million for the nine months ended September 30, 2003 as compared to cash provided by operating activities of $2.0 million for the corresponding period of the prior year. Accounts receivable and inventories were up 52% and 16%, respectively, as compared to December 31, 2002. These increases are very reasonable considering the 54% sales increase for the three months ended September 30, 2003 and the inventory buildup needed to support our higher sales base. Cash provided by operating activities continues to be the primary source of funds to finance operating needs and investments in new ventures.

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

Inflation rates in the U.S. and foreign countries in which we operate have not had a significant impact on operating results for the three months ended September 30, 2003.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2003, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $20.0 million and GB Pounds 8.0 million.

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

Item 2. Changes in Securities and Use of Proceeds

The information contained in note 7 at page 7 relating to the exercise of outstanding stock options is incorporated by reference herein. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. The option holders agreed to purchase the common stock for investment and not for resale to the public.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

The following documents are filed herewith:

Exhibit No.	Description
10.97	Agreement dated August 8, 2003 between HSBC USA Bank and Jean Philippe Fragrances, LLC

10.98	Burberry Licence Amendment dated 23 June 2003

31	Certifications required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

(b) We furnished the following Current Reports on Form 8-K:

(1) Date of event - October 9, 2003, reporting Items 7 and 12, and

(2) Date of event - November 5, 2003, reporting Items 7 and 12.

                                                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12 day of November 2003.

                                                                                                          INTER PARFUMS,INC.

                                                                                                    By: /s/Russell Greenberg
                                                                                                         Executive Vice President and
                                                                                                         Chief Financial Officer

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

Date: November 12, 2003

/s/ Jean Madar
Jean Madar
Chief Executive Officer

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

Date: November 12, 2003

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer

Exhibit 32

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: November 12, 2003                                                                                       By: /s/Jean Madar
                                                                                                                                     Jean Madar
                                                                                                                                     Chief Executive Officer

Date: November 12, 2003                                                                                        By: /s/Russell Greenberg
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

Exhibit 10.97

HSBC

August 8, 2003

Jean Philippe Fragrances, LLC.
551 Fifth Avenue
New York, N.Y. 10176

Attention Russell Greenberg, Chief Financial Officer/Executive Vice President

Ladies and Gentlemen:

We are pleased to confirm that we are extending to you a line of credit of up to an aggregate amount of $12,000,000 outstanding at any one time, which line may be used by your company for direct borrowings and acceptance and sight letters of credit exposure for working capital purposes provided, however, the outstanding amount as to which our Bank is liable, directly or contingently, on behalf of your company in respect of letter of credit and acceptance financings cannot in the aggregate at any one time exceed $2,500,000 and $2,500,000 respectively. This line is subject to the provisions set forth herein and in the other documents entered into in connection with this facility.

Borrowings under this line of credit shall be evidenced by a Demand Grid Note, a copy of which is enclosed. Under this facility borrowings may be made from time to time and shall be repayable on demand, but may be prepaid in whole or in part with accrued interest to the date of prepayment. Any amounts outstanding shall bear interest, payable monthly in arrears, at a variable rate per annum equal to 0% above our Bank's Reference Rate established from time to time, all as more fully set forth in the Demand Grid Note.

Or, at your option, you may borrow under a LIBOR Pricing Revolving Note up to the maximum amount of $12,000,000 in $100,000 increments, provided however, the amount outstanding under LIBOR Pricing Revolving Notes is no less than $500,000, with advances priced at your option of one month, two months, three months or six months LIBOR plus 1.75% for each LIBOR rate advance and subject to the terms of the LIBOR Pricing Revolving Note; a copy of the LIBOR Pricing Revolving Note is attached herewith. Please note that the advances under the LIBOR Pricing Revolving Note may be prepaid, but only subject to the terms and conditions set forth in that note.

Each letter of credit issued for your account shall be issued only pursuant to our standard form of application for commercial letter of credit (the "Application"), as executed by you from time to time. You shall pay a fee of 1/8 of 1% when we issue any letter of credit for your account and each time we amend any such letter of credit. In addition, you shall pay a fee of l/8 of 1% of the face amount of any sight draft presented to us in accordance with the terms of any letter of credit we issue for your account. Such fee shall be payable when such draft is presented to us and honored by us, all as more fully set forth in the Application. Any amounts due to us from you under the Application shall bear interest payable on demand at a variable rate per annum equal to the rate from time to time in effect under the Demand Grid Note. At our option such amounts may be deemed additional advances evidenced by and repayable in accordance with the Demand Grid Note.] In place of the foregoing demand reimbursement obligation, we may from time to time accept your time drafts of up to 180 days presented to us by you. When such time draft is accepted by us it will be discounted from its date of maturity at a rate per annum equal to 2% plus our acceptance rate for commercial drafts or bills of exchange of comparable amounts and maturities.

Your obligations under this line of credit shall be guaranteed by your Parent, Inter Parfums, Inc.

This facility may be utilized by you for the period ending July 31, 2004; provided, however, THE CONTINUING AVAILABILITY OF THIS FACILITY IS AT ALL TIMES SUBJECT TO OUR CONTINUING SATISFACTION, AS DETERMINED BY OUR BANK IN ITS SOLE AND ABSOLUTE DISCRETION, WITH THE BUSINESS, AFFAIRS AND FINANCIAL CONDITION OF YOUR COMPANIES AND OF EACH GUARANTOR AND TO YOUR COMPLIANCE, AND THAT OF EACH OTHER PARTY EXECUTING AND DELIVERING DOCUMENTS TO US HEREUNDER OR OTHERWISE IN CONNECTION WITH THIS FACILITY, WITH THE TERMS AND PROVISIONS OF THIS LETTER AND EACH OF THE DOCUMENTS REFERRED TO HEREIN. In addition, the continuing availability of this facility is subject to your furnishing us, (i) within 120 days after the close of your fiscal year, with your audited financial statements certified by your independent certified public accountants as of the end of such period, including a balance sheet and related income statements; and (ii) such other information, including interim financial statements, concerning your business, affairs or financial condition as we may from time to time request.

All payments of principal, interest and fees payable by you under this facility shall be made in immediately available funds at our office at 452 Fifth Avenue, New York, New York 10018 and may be charged to any account you maintain with us.

Our agreement to extend to you this facility, on the terms set forth herein, is further subject to our receipt in form satisfactory to us of (a) a certified copy of resolutions of your Board of Directors authorizing your execution, delivery and performance of this agreement (and the documents hereinafter referred to; (b) signature cards for your authorized signatories; (c) an executed copy of our Demand Grid Note signed by your duly authorized officer on your behalf; (d) executed copy of our standard form of Guarantee signed by Inter Parfums, Inc.

NO AMENDMENT, MODIFICATION OR WAIVER OF ANY PROVISION OF THIS AGREEMENT NOR CONSENT TO ANY DEPARTURE BY OUR BANK THEREFROM SHALL BE EFFECTIVE, IRRESPECTIVE OF ANY COURSE OF DEALING, UNLESS THE SAME SHALL BE IN WRITING AND SIGNED BY OUR BANK AND THEN SUCH WAIVER OR CONSENT SHALL BE EFFECTIVE ONLY IN THE SPECIFIC INSTANCE AND FOR THE SPECIFIC PURPOSE FOR WHICH GIVEN.

This agreement shall be governed by and construed in accordance with the laws of the State of New York. Please note that to the extent any of the terms or provisions of this agreement conflict with those contained in the Demand Grid Note or any of the above-mentioned documents, the terms and provisions of such Note and of such other documents shall govern.

YOU AND OUR BANK AGREE THAT ANY ACTION, SUIT OR PROCEEDING IN RESPECT OF OR ARISING OUT OF THIS AGREEMENT, THE NOTE OR ANY OTHER DOCUMENTS RELATING TO THIS FACILITY MAY BE INITIATED AND PROSECUTED IN THE STATE OR FEDERAL COURTS, AS THE CASE MAY BE, LOCATED IN NEW YORK COUNTY, NEW YORK.

YOU FURTHER AGREE THAT ANY ACTION, DISPUTE, PROCEEDING, CLAIM OR CONTROVERSY BETWEEN OR AMONG YOU AND US WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE ("DISPUTE" OR "DISPUTES") SHALL, AT OUR ELECTION, WHICH ELECTION MAY BE MADE AT ANY TIME PRIOR TO THE COMMENCEMENT OF A JUDICIAL PROCEEDING BY OUR BANK, OR IN THE EVENT OF A JUDICIAL PROCEEDING INSTITUTED BY YOU AT ANY TIME PRIOR TO THE LAST DAY TO ANSWER AND/OR RESPOND TO A SUMMONS AND/OR COMPLAINT MADE BY YOU, BE RESOLVED BY ARBITRATION IN NEW YORK, NEW YORK IN ACCORDANCE WITH THE PROVISIONS OF THIS PARAGRAPH AND SHALL, AT THE ELECTION OF OUR BANK, INCLUDE ALL DISPUTES ARISING OUT OF OR IN CONNECTION WITH (I) THIS AGREEMENT, THE DEMAND GRID NOTE, OR ANY OTHER RELATED AGREEMENTS OR INSTRUMENTS, (II) ALL PAST, PRESENT AND FUTURE AGREEMENTS INVOLVING THE PARTIES, (III) ANY TRANSACTION CONTEMPLATED HEREBY AND ALL PAST, PRESENT AND FUTURE TRANSACTIONS INVOLVING THE PARTIES AND (IV) ANY ASPECT OF THE PAST, PRESENT OR FUTURE RELATIONSHIP OF THE PARTIES. We may elect to require arbitration of any Dispute with us without thereby being required to arbitrate all Disputes between you and us. Any such Dispute shall be resolved by binding arbitration in accordance with Article 75 of the New York Civil Practice Law and Rules and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). In the event of any inconsistency between such Rules and these arbitration provisions, these provisions shall supersede such Rules. All statutes of limitations which would otherwise be applicable shall apply to any arbitration proceeding under this paragraph. In any arbitration proceeding subject to these provisions, the arbitration panel (the "arbitrator") is specifically empowered to decide (by documents only, or with a hearing, at the arbitrator's sole discretion) pre-hearing motions which are substantially similar to pre-hearing motions to dismiss and motions for summary adjudication. In any such arbitration proceeding, the arbitrator shall not have the power or authority to award punitive damages to any party.

Judgment upon the award rendered may be entered in any court having jurisdiction. Whenever an arbitration is required, the parties shall select an arbitrator in the manner provided in this paragraph. No provision of, nor the exercise of any rights under, this paragraph shall limit the right of any party (i) to foreclose against any real or personal property collateral through judicial foreclosure, by the exercise of a power of sale under a deed of trust, mortgage or other security agreement or instrument, pursuant to applicable provisions of the Uniform Commercial Code, or otherwise pursuant to applicable law, (ii) to exercise self help remedies including but not limited to setoff and repossession, or (iii) to request and obtain from a court having jurisdiction before, during or after the pendency of any arbitration, provisional or ancillary remedies and relief including but not limited to injunctive or mandatory relief or the appointment of a receiver. The institution and maintenance of an action or judicial proceeding for, or pursuit of, provisional or ancillary remedies or exercise of self help remedies shall not constitute a waiver of our right, even if we are the plaintiff, to submit the Dispute to arbitration if we would otherwise have such right. We may require arbitration of any Dispute(s) concerning the lawfulness, unconscionableness, propriety, or reasonableness of any exercise by us of our right to take or dispose of any collateral or our exercise of any other right in connection with collateral including, without limitation, judicial foreclosure, exercising a power of sale under a deed of trust or mortgage, obtaining or executing a writ of attachment, taking or disposing of property with or without judicial process pursuant to Article 9 of the Uniform Commercial Code or otherwise as permitted by applicable law, notwithstanding any such exercise by us. Whenever an arbitration is required under this paragraph, the arbitrator shall be selected, except as otherwise herein provided, in accordance with the Commercial Arbitration Rules of the AAA. A single arbitrator shall decide any claim of $100,000 or less and he or she shall be an attorney with at least five years' experience. Where the claim of any party exceeds $100,000, the Dispute shall be decided by a majority vote of three arbitrators, at least two of whom shall be attorneys (at least one of whom shall have not less than five years' experience representing commercial banks). In the event of any Dispute governed by this paragraph, each of the parties shall, subject to the award of the arbitrator, pay an equal share of the arbitrator's fees. The arbitrator shall have the power to award recovery of all costs and fees (including attorneys' fees, administrative fees, arbitrator's fees, and court costs) to the prevailing party.

ANYTHING IN THIS AGREEMENT, THE NOTE OR ANY OTHER DOCUMENTS RELATING TO THIS FACILITY TO THE CONTRARY NOTWITHSTANDING, THE ENUMERATION IN THIS AGREEMENT, THE NOTE OR IN SUCH OTHER DOCUMENTS OF SPECIFIC OBLIGATIONS TO OUR BANK AND/OR CONDITIONS TO THE AVAILABILITY OF THIS FACILITY AND THE NOTE SHALL NOT BE CONSTRUED TO QUALIFY, DEFINE OR OTHERWISE LIMIT OUR RIGHT, POWER OR ABILITY, AT ANY TIME, UNDER APPLICABLE LAW, TO MAKE DEMAND FOR PAYMENT OF THE ENTIRE OUTSTANDING PRINCIPAL OF AND INTEREST DUE UNDER THIS FACILITY AND THE NOTE OR OUR RIGHT NOT TO MAKE ANY EXTENSION OF CREDIT UNDER THIS FACILITY AND YOU AGREE THAT YOUR BREACH OF OR DEFAULT UNDER ANY SUCH ENUMERATED OBLIGATIONS OR CONDITIONS IS NOT THE ONLY BASIS FOR DEMAND TO BE MADE OR FOR A REQUEST FOR AN EXTENSION OF CREDIT TO BE DENIED, AS YOUR OBLIGATION TO MAKE PAYMENT SHALL AT ALL TIMES REMAIN A DEMAND OBLIGATION. NOTWITHSTANDING ANYTHING IN THIS AGREEMENT TO THE CONTRARY, THIS AGREEMENT DOES NOT CREATE A COMMITMENT OR OBLIGATION TO LEND BY THE BANK AND YOU ACKNOWLEDGE THAT THE BANK HAS NO OBLIGATION TO LEND.

EACH OF YOU AND WE HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY OR AGAINST IT ON ANY MATTERS WHATSOEVER, IN CONTRACT OR IN TORT, ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS AGREEMENT, THE NOTE OR ANY OTHER DOCUMENTS RELATING TO THIS FACILITY. YOU ALSO HEREBY WAIVE THE RIGHT TO INTERPOSE ANY DEFENSE BASED UPON ANY CLAIM OF LACHES OR SET-OFF OR COUNTERCLAIM OF ANY NATURE OR DESCRIPTION, ANY OBJECTION BASED ON FORUM NON CONVENIENS OR VENUE, AND ANY CLAIM FOR CONSEQUENTIAL, PUNITIVE OR SPECIAL DAMAGES.

If this agreement is acceptable to you, please sign and return to us one copy each of the enclosed copy of this letter and the other documents referred to above on or before September 2, 2003.

                                                                                                                                       Very truly yours,

                                                                                                                                        HSBC USA Bank

                                                                                                                                  By: /s/ Andrew Ross
                                                                                                                                        Title: First Vice President

Agreed to and accepted:

Jean Philippe Fragrances, LLC.

By: /s/ Russell Greenberg
Title: Executive Vice President

Exhibit 10.98

BURBERRY

Our Ref:

Date: 23.6.03

Inter Parfums S.A.
4-6 Rond Point Des Champs-Elysées
75008 Paris
France

For the attention of Philippe Benacin

Inter Parfums, S.A.
551 Fifth Avenue
New York
NY 10176 - 0198
USA

For the attention of Jean Madar

Dear Sirs

Licence Agreement between (1) Burberry Limited (formerly Burberrys Limited) ("Burberry") (2) Inter Parfums S.A. and (3) Inter Parfums, Inc (formerly Jean Philippe Fragrances, Inc.) (the "Licensee") dated 15 July 1993 (as amended) ("the Agreement")

We refer to the above Agreement which shall be amended as set out below.

The following clauses shall be included in the Agreement with immediate effect:

"The Licensee shall conform and comply with, and shall use all reasonable commercial efforts to procure that all its Approved Contractors agree to conform and comply with in all material respects, all relevant international and national conventions and all relevant laws, rules and regulations relating to the employment of labour (in particular without limitation child and forced labour) and employees' terms and conditions of employment and comply with and procure that all Approved Contractors agree to comply with general environmental responsibilities and best practices.

The Licensee warrants that it has conformed and complied with all relevant international and national conventions and all relevant laws, rules and regulations relating to the employment of labour (in particular without limitation child and forced labour) and employees' terms and conditions of employment. The Licensee further warrants that it has no actual knowledge that any of its Approved Contractors have not complied in all material respects with such conventions, laws, rules and regulations relating to the employment of labour (in particular without limitation child and forced labour) and employees' terms and conditions of employment.

Breach by the Licensee

In the event that the Licensee :

(a) commits a breach (which is not a material breach) of any of the above clauses which is capable of remedy and fails to remedy such breach within 30 days of being given notice by Burberry to do so; or

(b) commits a material breach of any of the above clauses, and fails to remedy such breach within 30 days of being given notice by Burberry to do so,

Burberry shall be entitled to terminate the Agreement forthwith on written notice.

Breach by an Approved Contractor

In the event that an Approved Contractor :

(a) commits a breach (which is not a material breach) of any of the above clauses which is capable of remedy, the Licensee shall use all reasonable commercial efforts to procure a remedy. If the Approved Contractor fails to remedy such breach within 30 days of the Licensee being given notice by Burberry to effect a remedy, the Licensee shall terminate its relationship with the Approved Contractor as it relates to Licensed Products after the Approved Contractor has completed any work in progress, or

(b) commits a material breach of any of the above clauses whether or not such breach is remediable, the Licensee shall forthwith terminate its relationship with the Approved Contractor as it relates to Licensed Products, and the Approved Contractor shall cease any work in progress. Notwithstanding anything to the contrary contained in this Agreement, in the event that an Approved Contractor commits a material breach as hereinabove provided, then in any such event, the Licensee's termination of such Approved Contractor shall be the sole remedy of Burberry for such material breach. For the avoidance of doubt, it is clearly understood that any such material breach by an Approved Contractor shall not constitute a breach on behalf of the Licensee, or provide any right to Burberry to terminate the Agreement."

In this letter all defined terms, where applicable, shall have the same meanings as in the Agreement unless otherwise defined in this letter. For the avoidance of doubt this letter shall take effect as an amendment to the Agreement but in all other respects the Agreement shall continue in full force and effect for its current term and this letter and the Agreement shall constitute the entire Agreement between the parties in respect of its subject matter.

Please acknowledge your acceptance of the terms of this letter by signing and returning all three copies of this letter. The terms of this letter shall not take effect until this letter has been signed by Burberry.

Yours faithfully

/s/ [unintelligible]
For and on behalf of
BURBERRY LIMITED

I for an on behalf of Inter Parfums S.A. acknowledge receipt of your letter and accept and agree to its terms as set out above.

/s/ Philippe Benacin
For and on behalf of
INTER PARFUMS S.A.

I for an on behalf of Inter Parfums, Inc acknowledge receipt of your letter and accept and agree to its terms as set out above.

/s/ Philippe Benacin
For and on behalf of
INTER PARFUMS, INC