Form 10-K
period 2003-12-31
INTER PARFUMS INC
filed 2004-03-30
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

(Mark one)

    /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2003 or

    / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to         .

Commission File Number 0-16469

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

212. 983.2640
(Registrant's Telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: None.

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $28,956,622 of voting equity and $-0- of non-voting equity.

    Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (18 March 2004): 19,170,936.

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

    Our worldwide headquarters and the office of our two (2), wholly-owned, New York limited liability companies, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its two (2) wholly-owned subsidiaries, Inter Parfums Grand Public, S.A., and Inter Parfums Trademark, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000.

    Our common stock is listed on The Nasdaq Stock Market (National Market System) and its trading symbol is "IPAR" and we are considered a "controlled company" under the applicable rules of The Nasdaq Stock Market. The common shares of our subsidiary, Inter Parfums, S.A., are traded on the Paris Stock Exchange.

    We maintain our internet website at www.interparfumsinc.com which is linked to the SEC Edgar database. You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange as soon as reasonably practicable after we have electronically filed with or furnished them to the SEC.

    We operate in the fragrance and cosmetic industry, specializing in prestige perfumes, mass market perfumes, cosmetics and health and beauty aids:

*  Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume or cosmetic line consistent with world market trends.

*  Mass market products - We design, market and distribute inexpensive fragrances and personal care products including alternative designer fragrances, mass market cosmetics and health and beauty aids.

    We have also previously disclosed that our Paris-based subsidiary, Inter Parfums, S.A., has signed a letter of intent to acquire a 64% interest in Nickel S.A. for approximately $6 million in cash. Closing of the transaction, which is subject to certain due diligence procedures and signing of a definitive agreement, is expected to take place in April 2004. This proposed transaction would mark our official entree into prestige skin care products.

Production and Supply

    The stages of the development and production process for all fragrances are as follows:

*  Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

*  Concept choice;

*  Produce mock-ups for final acceptance of bottles and packaging;

*  Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

*  Choose our suppliers;

*  Schedule production and packaging;

*  Issue component purchase orders;

*  Follow quality control procedures for incoming components; and

*  Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

*  Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

*  Perfumers (IFF, Firmenich, Creations Aromatiques, Robertet, Quest, Givaudan,Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

*  Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

*  Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

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

    Approximately 27% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Our sales are not subject to material seasonal fluctuations.

    Distribution in France of our prestige products is carried out by a sales team who oversee some 1,200 points of sale including, retail perfumers (chain stores) such as

*  Sephora
*  Marionnaud
*  Nocibe
*  Galeries Lafayette

or specialized independent points of sale. Approximately 80% of prestige product sales in France are made to approximately 200 customers out of a total of over 1,200 active accounts.

    Our distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network provides us with a significant presence in over 120 countries around the world. Approximately 50 distributors out of a total of over 250 active accounts represent 80% of international prestige fragrance sales. No one customer represents more than 10% of sales.

Mass Market Products

    In the United States, mass merchandisers and supermarket chains, are the target customers for our mass market products. Our current customer list includes

* Walmart
* Walgreens'
* Target
* Albertson's
* Family Dollar
* Dollar General
* Dollar Tree Distributors
* Consolidated Stores (Big Lot Stores)
* 99 Cent Only

    In addition, our mass market products are sold to wholesale distributors, such as Variety Wholesalers, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets, such as Charming Shoppes.

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

    International distribution of our mass market product lines operate through the use of exclusive and nonexclusive distribution agreements in such major territories such as

*  Brazil
*  Mexico
*  Argentina
*  Chile
*  Columbia
*  Canada
*  Hong Kong
*  Australia

The Market

    The fragrance and cosmetic market can be broken down into two (2) types of retail distribution:

*  Selective distribution - perfumeries and specialty sections of department stores, who sell brand name products with a luxury image, and

*  Mass distribution - Mass merchandisers, discount stores and supermarkets, who sell low to moderately-priced mass market products for a broad customer base with limited purchasing power.

Selective Distribution

    The following information is based on information from the Federation des Industries de la Parfumerie.

    During 2003, the French perfume industry, which accounts for about approximately 30% of the world market, reported a 1.6% growth rate, as compared to a 4.5% growth rate in 2002 and a 7% growth rate in 2001.

    Net sales in 2003 for the French domestic market increased by 2.8% as compared to 2002, while the French export market increased by 0.5%.

* The European Union: Sales increased overall by 4% in this the largest market for French exports. Sales were strongest in the United Kingdom (7% increase) and Spain (8% increase).

* Europe (excluding the European Union countries): Net sales decreased by 5%, with substantial decreases in Poland (-10%) and Russia (-6%).

* Asia: Net sales decreased by 6%. Asia is the second largest market for French cosmetics and perfumes. However, there were sharp decreases in South Korea (-23%), Hong Kong (-11%) and Singapore (-4%) due to the SARS epidemic.

* North America: Although net sales decreased in the United States (-5%) and Canada (-4%), in constant dollars, net sales increased by 10%.

* South America: Net sales to South America (-0.5%) were stable after two declining years as the result of the financial crises in Argentina and Brazil.

    While our market share, based on our internal data, is less than 1% in France, in other countries such as the United Kingdom, United States, Italy, Portugal, Saudi Arabia and South Korea, we estimate that our market share is between 1% and 4% of French perfumery imports.

Mass Distribution

    Our mass market products, which consist of low to moderately-priced fragrances, cosmetics and health and beauty aids are designed for a broad customer base with limited purchasing power. We sell our products both in the United States and abroad. Mass merchandisers, discount stores and supermarkets continued to perform very well during the slowdown of the economy. Our Aziza line of cosmetics has achieved widespread acceptance with distribution in over 15,000 doors in the US and growing. Our line of health and beauty aids, which consist of shampoos, conditioners and lotions, under our Intimate brand, is currently distributed in over 10,000 US doors. We expect sales to continue to grow as our high volume, discount store customers open more stores, and we continue to develop new products for them.

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

    Our closest competitors in the prestige market typically do not have mass market products departments. However, they may develop, market and sell prestige cosmetics. The market for prestige cosmetics is dominated by large companies, with resources far greater than ours, such as L'Oreal, Shiseido and Clarins. During late 2003, we entered the prestige color cosmetic market with the launch of our Diane von Furstenberg Beauty cosmetic line. Also as previously discussed, we have signed a letter of intent to acquire a controlling interest in Nickel SA, a men's prestige skin care products company. We intend to compete on the basis of our products brand recognition and quality.

    At the present time, we are aware of approximately four established companies which market alternative designer fragrances similar to ours. This market is characterized by competition primarily based upon price. We feel the quality of our fragrance products, competitive pricing, and our ability to quickly and efficiently develop and distribute new products, will enable us to continue to effectively compete with these companies.

    The market for mass market color cosmetics is highly competitive, with several major cosmetic companies marketing similar products. Many of these companies, such as L'Oreal and Revlon, have substantial financial resources and national marketing campaigns. However, we believe that brand recognition of the Aziza name, together with the quality and competitive pricing of our products, enables us to compete with these companies in the mass market.

    The market for health and beauty aids is also highly competitive, and is dominated by large multi-national companies such as Unilever and Proctor and Gamble. We compete primarily with a low price point coupled with the recognition of our brand name, Intimate.

Fragrance and Cosmetic Products

Prestige Perfumes

    Since 1992, primarily through our 76% owned subsidiary in Paris, Inter Parfums, S.A., we have sought to build a portfolio of luxury brand names through licensing agreements or through direct acquisition of brand names. Under license agreements we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

    The creation and marketing of each product line are intimately linked with the brand's name, its past and present positioning, customer base and, more generally, the prevailing market atmosphere. Accordingly, we generally study the market for each proposed product line for almost a full year before we introduce any new product into the market. This study is intended to define the general position of the line and more particularly its fragrance, bottle, packaging and appeal to the buyer. In our opinion, the unity of these four elements of the marketing mix makes for a successful product.

    Overall spending on marketing and point of sale support aggregated approximately $29 million in 2003 with approximately $ 8.5 million in point of sale support, which is included in cost of sales and $ 20.5 million in other marketing costs, included in selling expenses. Generally, distributors of our product lines contribute a similar amount for additional marketing support. The cost of launching a new product (molds and tools, start-up costs and communication costs, media, etc.) generally varies from $0.2 million to $2.0 million.

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

    Our brand name portfolio, which has been steadily increasing since 1988, is now made up essentially of eight brand names, each of which has a variety of product lines. Burberry is our leading prestige brand name, as net sales of Burberry products accounted for 55.6%, 40.6% and 40.8% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

    The following is a description of our major, prestige fragrance brands, and for 2004, we have scheduled four (4) new fragrance launches for our prestige brands.

    Burberry
    (Burberry London, Burberry Week end, Burberry Touch, Burberry Brit )

    Burberry is our leading prestige brand name and we are operating under the terms of an exclusive worldwide license agreement entered into in 1993. In February 2000, we extended the license agreement until December 31, 2006, and in 2001 we expanded the license to include baby fragrance and toiletry products.

    In May 2003 we launched a Burberry Touch brand extension, Burberry Tender Touch, which is a new woman's line designed with a spirited pink color inspired by pink fashion collections. This new line extension enjoyed a successful debut without adversely affecting sales of existing Burberry fragrance lines.

    During the third quarter of 2003, we experienced a substantial increase in sales due in great part to the initial launches of the Burberry Brit women's line into a number of major markets including the United Kingdom, the United States, Spain, France and Italy. Launches of Burberry Brit then continued throughout the balance of 2003 in the rest of Europe.

    Year 2004 will be marked by the continued rollout of the Burberry Brit women's line in Asia, South America and the Middle East, and the launch of Burberry Brit for men in select markets in the Autumn of 2004.

    S.T. Dupont
    (S.T. Dupont Paris, S.T. Dupont Essence Pure, L'Eau de S.T. Dupont)

    In June 1997 we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Two lines launched in September 1998 made a promising start with a strong sell through based on a strong international luxury image. A line of bath products introduced during the first half of 1999 further enhanced the image of the brand.

    In March 2000 we launched a new S.T. Dupont Signature line of two new highly selective perfumes. The Signature line did not meet our overall expectations and it was discontinued in 2002. In late 2002, we launched S.T. Dupont Essence Pure, a new line for men and women under our S.T. Dupont license, and for the Spring of 2004, a new fragrance, L'Eau de S.T. Dupont, will make its debut.

    Paul Smith
    (Paul Smith,Paul Smith Extrême,Paul Smith London)

    We signed an exclusive license agreement with Paul Smith in December 1998 for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics, our first designer fragrance.

    Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor. These images, in conjunction with a growing audience, provided the justification for the creation of a perfume and possibly a cosmetics line. We launched our first line of Paul Smith perfumes in certain international markets beginning in July 2000.

    In October 2002, we commenced the initial launch of our Paul Smith Extrême line, and sales of Paul Smith fragrances have been strong in the United Kingdom and Japan. We are creating a new Paul Smith fragrance line, Paul Smith London, for men and women, which we have scheduled to launch in the Summer of 2004.

    Christian Lacroix
    (Eau Florale, Bazar, Bazar Summer Fragrance)

    In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, a division of LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our first Christian Lacroix line, Eau de Parfum, was launched in 1999 and in 2001, we launched a lighter eau de toilette fragrance, Eau Florale.

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

    During 2003, we launched a limited edition, seasonal fragrance, Bazar Summer Fragrance, which had a strong showing in France. For 2004, we have scheduled the launch of a new men and women's line, which is to debut in the Autumn of 2004 or Spring 2005.

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

    During 2003, we launched a limited edition, seasonal fragrance, Oriental Summer, and we anticipate that we will bring a new Celine line to the market in the Autumn of 2004 or Spring 2005.

    Molyneux
    (Quartz, Quartz Pour Homme, Modern Quartz)

    The Molyneux brand name, which we purchased in March 1994, was originally created at the turn of the century by the fashion designer Edouard Molyneux, and ranks among the institutional brand names of French perfumery. Molyneux enjoys a very prominent market position in South America, especially through the "Quartz" line for women, which was launched in 1978. The Molyneux name is also well established in duty-free outlets, France and other Western European countries.

    Prestige Color Cosmetics

    Diane von Furstenberg

    In May 2002 we entered into an exclusive worldwide license agreement with Diane von Furstenberg Studio, L.P. for the development, manufacturing and distribution of fragrance, cosmetics, skin care and related beauty products, to be sold under the Diane von Furstenberg, DVF, Diane von Furstenberg The Color Authority and Tatiana brand names. Our rights under such license agreement are subject to certain minimum sales requirements, advertising expenditures and royalty payments.

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

    During September 2003, United States distribution of Diane von Furstenberg Beauty, our first ever line of prestige cosmetics, began at New York's Henri Bendel, and then expanded to include select Saks Fifth Avenue, Nordstrom and Fred Segal stores. Our distribution in the United States will be initially limited to 35 of the finest specialty stores in the country.

    Diane's fashions have a loyal worldwide following, and our plans call for rolling out Diane von Furstenberg Beauty in many of the markets where her fashions are sold. We also plan on expanding the brand to encompass bath and body products, skin care treatments, as well as adding new fragrance and cosmetic products.

    Table of Prestige Brands

    The following is a summary of the prestige brand names owned or licensed by us:

Brand Name	Licensed Or Owned	Date Acquired	Term, Including Option Periods	Purchase Price (in millions)
Burberry	Licensed	July 93	13 years	$0.0
S.T. Dupont	Licensed	July 97	11 years	1.0
Paul Smith	Licensed	Dec. 98	12 years	0.0
Celine	Licensed	May 00	11 years from January 2001, with an additional 5-year option term	0.0
Molyneux	Owned	Mar. 94	N/A	4.2
Christian Lacroix	Licensed	Mar. 99	11 years	0.0
Diane von Furstenberg	Licensed	May 02	8 year 7 month term with three additional 2-year option terms.	0.0

    Proposed Acquisition of Controlling Interest in Nickel SA

    We have also previously disclosed that our Paris-based subsidiary, Inter Parfums, S.A., has signed a letter of intent to acquire a 64% interest in Nickel S.A. for approximately $6 million in cash. Closing of the transaction, which is subject to certain due diligence procedures and signing of a definitive agreement, is expected to take place in April 2004.

    The letter of intent contemplates a provision for a follow-on cash infusion by Inter Parfums, S.A. of approximately $3.7 million, which would bring Inter Parfums, S.A.'s ownership to 74%. In addition, minority shareholders will have the right to sell their remaining interest in Nickel to Inter Parfums, S.A. from January 2007 through June 2007. The purchase price will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel.

    Established in 1996 by Philippe Dumont, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care product lines for men. The Nickel range of some fifteen skin care products for the face and body is sold through prestige department and specialty stores primarily in France (500 outlets), the balance of Western Europe (900 outlets) and in the United States (300 outlets), as well as through its men's spas in Paris, New York and, most recently, San Francisco. For the twelve months ending March 2004, Nickel forecasts sales of nearly $6.1 million, a 50% increase over the previous year.

    Mr. Dumont is to continue as President of Nickel, directing new product development and Nickel's multi-year spa expansion program. The other major metropolitan markets now under consideration or in the planning stage include: London, Berlin, Barcelona, Milan, Los Angeles and Miami.

    This proposed transaction would mark our official entree into prestige skin care products. In addition, this proposed transaction also adds a skilled team of cosmetics professionals to guide us into the skin care business, which we intend to leverage by drawing upon our current portfolio of prestige brands.

Mass Market Products

    Mass Market Fragrances

    We produce and market a complete line of alternative designer fragrances and personal care products which sell at a substantial discount from their high profile, high retail cost, brand name counterparts. Our alternative designer fragrances, which are produced in the United States, are similar in scent to highly advertised designer fragrances that are marketed at a high retail price. These products are intended to have an upscale image without a high retail price, and typically sell at a price below $3.00 at the mass market retail level, substantially discounted from the high cost of designer fragrances which typically range from $30.00 to $200.00 at prestige retail locations.

    Our alternative designer fragrances encompass a complete array of fragrances, body sprays, deodorants and perfumed creams. Product line extensions into additional personal care products are ongoing and development of new and innovative product lines is a continuous process.

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

    In May 2002 we, through our wholly-owned subsidiary, Jean Philippe Fragrances, LLC, acquired certain mass market fragrance brands, intellectual property, trademarks and inventory from Tristar Corporation, a Debtor-in-Possession in a Chapter 11 proceeding in U.S. Bankruptcy Court, paying $3.2 million for the intellectual property and $3.7 million for inventory.

    Tristar had been one of our most significant competitors over the years, and we believe this acquisition has benefited our mass market business. We now have greater market share, and the additional brands have opened new retail accounts for us, although we have experienced some consolidation of sales from our other mass market fragrance brands.

    Under the terms of a license agreement signed in 1990 with Jordache Enterprises, we have capitalized on the strength and awareness of the Jordache trademark. Our rights under this license agreement, which terminate on 30 June 2005 unless further renewed, are subject to certain minimum sales requirements and the payment of royalties. Discussions are in process for renewals beyond the current expiration date. We anticipate that future renewals will be on terms similar to those that are currently in effect. We have directed our marketing efforts on the younger, trendy mass market consumer who is the core of the Jordache franchise. New packaging, which utilizes the latest in graphic technology, is both innovative and attractive. We expect to continue this trend with additional line extensions under the Jordache brand name.

    In June 2000 we signed an exclusive worldwide agreement with FUBU The Collection to produce and sell men's and women's fragrances. During 2002, we launched our FUBU Plush line for men and women. Unfortunately they did not receive widespread public acceptance and we have discontinued them.

    Mass Market Cosmetics

    We purchased the trademark, Aziza from Unilever N.V. in 1995. The recognition of the Aziza trade name provided us with the opportunity to introduce a new cosmetic line with an existing loyal customer base.

    We market the Aziza line of low priced eyeshadow kits, mascara, and pencils to the young teen market. This product line, with its low suggested retail prices, is being distributed to mass market retailers and discount chains, including the 99 Cent and Dollar Store markets.

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

    During 2003 we launched a new line of FUBU brand hair products which are being exclusively sold at Target stores. As we have only recently begun marketing this line, we are not sure of the degree of public acceptance such line will receive.

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

Trademarks

    Under various license agreements we have the right to use certain registered trademarks throughout the world. These registered trademarks include:

* Burberry
* S.T. Dupont
* Paul Smith
* Christian Lacroix
* Celine
* Diane von Furstenberg, DVF, Diane von Furstenberg The Color Authority, and Tatiana
* Jordache

In addition, we are the registered trademark owner of many trademarks, including:

* Intimate
* Aziza
* Regal Collections, Royal Selections, Euro Collections and Apple
* Parfums Molyneux, Captain, Quartz and Lord

Employees

    As of March 1, 2004 we had 117 full-time employees world-wide. Of these, 49 are engaged in sales activities and 68 in administrative and marketing activities.

    As of March 1, 2004 we had 72 full-time employees in Paris. Of these, 33 are engaged in sales activities and 39 in administrative and marketing activities.

    As of March 1, 2004 we had 45 full-time United States employees. Of these, 16 were engaged in sales activities and 29 in administrative and marketing activities.

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

    The following is a discussion of some of the material risk factors relating to our business:

We Are Dependent Upon Burberry for a Significant Portion of Our Sales, and the Loss of or Failure to Renew this License Will Have a Material Adverse Effect on Us.

    Burberry is our leading prestige brand name, as net sales of Burberry products accounted for 55.6%, 40.6% and 40.8% of consolidated net sales for the years ended December 31, 2003, 2002 and 2001, respectively. We are operating under the terms of an exclusive worldwide license agreement entered into in 1993. In February 2000 we extended the license agreement until December 31, 2006, and in 2001 we expanded the license to include baby fragrance and toiletry products.

    We have had several discussions with Burberry relating to a long term extension of this license. We believe it is important to have this long term relationship with Burberry at this time, because product development and marketing strategies, including planning for product launches can, and often do, extend over several years. Although we believe that this license will be extended, it has not been extended at this time, and Burberry may not agree to an extension as quickly as we would like, or they may not agree to extend the license. Further, we believe that the terms of this license will change if an extension is granted, and certain terms will not be on terms as favorable as the current terms. Just as the loss of this license would have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

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

    Approximately 27% of our Paris subsidiary's net sales are sold in US dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, France, Canada or other countries might also have a material adverse effect on our business.

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

We may become subject to possible liability for improper comparative advertising or "Trade Dress."

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

    We also occupy a 140,000 square foot distribution center at 60 Stults Road in Dayton, New Jersey. We are leasing these premises through October 31, 2010 with monthly rental payments of approximately $57,000, which is subject to escalations.

    Our French subsidiary has an agreement with Sagatrans, S.A. for warehousing and distribution services through July 2005 with an option to extend until July 2008. Fees are calculated based upon a percentage of sales, which are customary in the industry.

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

    Inter Parfums, S.A. appealed the judgment as it vigorously and categorically denied the claims of Brosseau. However, in June 2000, as a result of certain developments, Inter Parfums, S.A. and its special litigation counsel considered it likely that the judgment would be sustained and therefore took a charge against earnings for $600,000, the full amount of the judgment.

    In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $142,000 as an advance for damages claimed by Brosseau.

    In February 2004, the Court of Appeal ordered Inter Parfums, S.A. to pay total damages of $390,000 of which $142,000 has already been advanced. Brosseau has two months to appeal this decision and, therefore Inter Parfums, S.A. will maintain its current reserves until such time as all rights to appeal have expired. We do not believe that such litigation will have any further material adverse effect on our financial condition or operations.

Item 4. Submissions Of Matters To A Vote Of Security Holders

    Not applicable.

PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

The Market for Our Common Stock

    Our company's common stock, $.001 par value per share, is traded on The Nasdaq Stock Market (National Market System) under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2003	High Closing Price	Low Closing Price
Fourth Quarter	$ 26.92	$ 10.00
Third Quarter	$ 11.55	$ 7.62
Second Quarter	$ 8.59	$ 6.78
First Quarter	$ 8.24	$ 5.80

Fiscal 2002	High Closing Price	Low Closing Price
Fourth Quarter	$ 8.25	$ 5.18
Third Quarter	$ 7.98	$ 5.75
Second Quarter	$ 8.99	$ 6.94
First Quarter	$ 10.25	$ 6.60

    As of 1 March 2004 the number of record holders, which include brokers and broker's nominees, etc., of the company's common stock was 62. We believe there are in excess of 580 beneficial owners of the company's common stock.

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

    In March 2004, our board of directors increased the cash dividend to $.12 per share per annum, payable $.03 per share on a quarterly basis. The first cash dividend of $.03 per share is to be paid on 15 April 2004 to shareholders of record on 31 March 2004.

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

Sales of Unregistered Securities

    For the period consisting of the last quarter of the fiscal year ended December 31, 2003, through the date of this report, we issued the following unregistered equity securities.

    In October 2003, each of the Chief Executive Officer and the President exercised 42,000 and 94,300 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $107,352 for the Chief Executive Officer and $241,031 for the President were paid by each of them tendering to the Company 8,158 and 18,316 shares, respectively, of the Company's common stock, previously owned by them, valued at $13.16 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 9,307 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, we expect to receive a tax benefit of approximately $460,000, which has been reflected as an increase to additional paid-in capital in our financial statements.

    Each of the Chief Executive Officer and the President agreed to hold their shares for investment and not with a view towards distribution. The above transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

    The following sets forth certain information as to all options granted to purchase our common stock during the last quarter of the last fiscal year and through the date of this report, which were not registered under the Securities Act. In each of the transactions, we granted options to affiliates (executive officers and directors) and employees. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

    On December 31, 2003, we granted options to purchase an aggregate of 186,200 shares for a five year period at the exercise price of $23.05 per share, the fair market value at the time of grant, to 39 employees, 1 consultant and former executive officer and 4 current executive officers under our 1999 Stock Option Plan. In addition, 1 non-executive officer employee was granted an additional option to purchase 2,000 shares for a five year period at the exercise price of $14.835 per share on 14 November 2003, as part of her hiring compensation package.

    On 5 January 2004, we granted an option to purchase 2,000 shares for a five year period at the exercise price of $22.765 per share, the fair market value at the time of grant, to 1 non-executive officer employee under our 1999 Stock Option Plan.

    On 2 February 2004, we granted options to purchase an aggregate of 10,000 shares for a five year period at the exercise price of $23.06 per share, the fair market value at the time of grant, to 7 directors under our 2000 Non-Employee Director Stock Option Plan.

    On 13 February 2004, we granted options to purchase an aggregate of 20,000 shares for a five year period at the exercise price of $25.24 per share, the fair market value at the time of grant, to 1 consultant and 1 executive officer under our 1999 Stock Option Plan.

Repurchases of Our Common Stock

    Except as disclosed above in connection with the tender of shares by the CEO and President for the exercise price of certain stock options, we did not repurchase any of our Common Stock during the fourth quarter of fiscal year ended December 31, 2003.

Item 6. Selected Financial Data

    The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

Years Ended December 31
(In Thousands Except Share and Per Share Data)

	2003	2002	2001	2000	1999
Income Statement Data:
Net Sales	$185,589	$130,352	$112,233	$101,582	$87,140
Cost of Sales	93,024	69,760	57,887	51,873	45,325
Selling, General and Administrative	66,572	43,072	39,624	37,509	31,965
Income Before Taxes and Minority Interest	26,632	17,581	15,456	13,539	9,868
Net Income	13,837	9,405	8,119	6,589[1]	4,828
Net Income per Share[2]: Basic Diluted	$ .73 $ .69	$ .50 $ .47	$ .46 $ .41	$ .37 $ .34	$ .28 $ .26
Average Common Shares Outstanding[2]: Basic Diluted	19,032,460 20,116,433	18,776,988 19,948,305	17,834,945 19,935,534	17,590,106 19,500,648	17,081,828 18,232,839

______________
1 Includes nonrecurring charges aggregating $0.6 million and a gain of $0.6 million, all after taxes and minority interest. The charges represent an accrual for exposure relating to pending litigation of $0.2 million and a potential tax assessment of $0.4 million. The gain represents a realized gain on the sale of marketable securities.
 2 Adjusted for 3:2 stock splits (50% stock dividends) paid in June 2000 and September 2001.

As at December 31
(In Thousands)

	2003	2002	2001	2000	1999
Balance Sheet Data:
Working Capital	$115,970	$83,828	$68,204	$57,688	$53,390
Total Assets	194,001	129,370	102,539	94,571	87,223
Long-Term Debt	-0-	-0-	1,366	1,417	1,531
Shareholders' Equity	104,916	80,916	65,091	55,061	52,361

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Overview

    We operate in a single segment in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We specialize in prestige perfumes and cosmetics and mass market perfumes, cosmetics and health and beauty aids. Most of our prestige products are produced and marketed by our 76% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company; 24% of Inter Parfums, S.A. shares trade on the Paris Bourse.

* Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume or cosmetic line consistent with world market trends.

* Mass market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass market cosmetics and health and beauty aids.

    Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 76% of net sales during 2003. Since 1992 we have built a portfolio of brands under licenses which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, and Diane von Furstenberg, which are distributed in over 120 countries around the world. In terms of sales, Burberry is our most significant license, and sales of Burberry products represented 55.6%, 40.6% and 40.8% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Our current Burberry license takes us through December 31, 2006. We believe it is important to have a long term relationship with Burberry at this time, because product development and marketing strategies, including planning for product launches can, and often do, extend over several years. Accordingly, a new license agreement is under serious discussion with Burberry. We are hopeful for a positive outcome by the summer of 2004.

    We have two licenses with affiliates of our strategic partner, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. LV Capital owns approximately 18% of our outstanding common shares. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry. We believe that our association with LV Capital has enhanced our creditability in the cosmetic industry, which should lead us to additional opportunities in our industry that might not have been otherwise available to us.

    Our mass market product lines, which represent 24% of sales, are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache, Tatiana and FUBU.

    We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of product line extensions for the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

    Our business is not very capital intensive, and it is important to note that we do not own any manufacturing facilities. Rather, we act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several outside fillers which manufacture the finished good for us and ship it back to the distribution center.

Discussion of Critical Accounting Policies

    We make estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations. These accounting policies generally require our management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies that we employ.

    Revenue Recognition

    We sell our products to department stores, perfumeries, mass market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and, accordingly, we classify such costs as selling and administrative expenses. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

    Sales Returns

    Generally, we do not permit customers to return their unsold products. However, on a case-by-case basis we occasionally allow customer returns. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from expectations.

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

Equipment and Other Long-Lived Assets

    Equipment, which includes tools and molds, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital spending strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, or market acceptance of products, could result in shortened useful lives.

    Long-lived assets, including trademarks and licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, then we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of other long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

Results of Operations

Net sales	Years ended December 31,
(in millions)	2003	% Change	2002	% Change	2001

Prestige product sales	$ 142.1	61%	$ 88.4	12%	$ 79.1
Mass market product sales	43.5	4%	42.0	27%	33.1

Total net sales	$ 185.6	42%	$ 130.4	16%	$ 112.2

    Net sales for the year ended December 31, 2003 increased 42% to $185.6 million. For the year ended December 31, 2002, net sales were up 16%. At comparable foreign currency exchange rates, net sales rose 31% and 12% in 2003 and 2002, respectively. The increases in net sales are attributable to increases in both our prestige and mass market product lines.

    Prestige product sales, which were up approximately 12% in 2002, surged 61% in 2003. Prestige fragrance sales in general were slow for the first six months of 2002 as the economy and luxury goods manufacturers felt the effects of September 11, 2001. However, we began to see a significant turnaround in July 2002, which continued for the remainder of that year and throughout 2003.

    Prestige product sales growth in 2002 was spurred by increased global distribution of our Celine brand, which has a strong following throughout Western Europe and Japan. We also launched a new Christian Lacroix fragrance line, Bazar, for men and women, as well as two fragrance line extensions, Essence Pure by S.T. Dupont and Paul Smith Extreme.

    Our 2003 calendar of new product launches was the most ambitious in our history. Besides the continued geographic rollout of Essence Pure by S.T. Dupont and Paul Smith Extreme, new brands and brand extensions made their debuts throughout the year. In the spring of 2003 we launched a summer seasonal fragrances for both our Celine and Christian Lacroix fragrance lines. In addition, in late September 2003, we launched a fragrance and cosmetic line under the Diane von Furstenberg label.

    Most importantly, the global rollout of Burberry Brit for women, which began in the third quarter of 2003, is now expanding to Asia, South America and the Middle East. We anticipate that Burberry Brit for women will be the best selling fragrance in our history. We are also looking forward to the launch in the fall of the Burberry Brit for men line in selected markets.

    In September 2003, we launched our first prestige cosmetics line, Diane von Furstenberg Beauty, at about 33 of the finest retail doors in the US as well as in the designer's boutiques in New York and Miami. Initial sales have been satisfactory and efforts are being made to increase consumer awareness. Many promotional events are being planned, including personal appearances, free makeovers and gift with purchase programs. Diane von Furstenberg products will be available on Sephora.com in April 2004 and at several Sephora retail locations this summer.

    The year 2004, will not be without its share of brand extensions. In July, we will unveil new fragrance families for both S.T. Dupont and Paul Smith. Les Eaux De S.T. Dupont will be available in versions for both men and women, as will Paul Smith London. In October, we will introduce a new Christian Lacroix fragrance for men and women, and we have a limited edition warm weather, seasonal fragrance for our Celine brand.

    With respect to our mass market product lines, net sales were up 4% in 2003 after rising 27% in 2002. Through June 2003 we continued to see growth in our fragrances lines as a result of our May 2002 acquisition of certain fragrance brands from Tristar Corporation, a Debtor-in-Possession, ("Tristar"). Tristar was one of our most significant competitors in mass-market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass-market fragrance lines. As we have passed the one-year anniversary of this acquisition, we are consolidating certain fragrance lines to reduce duplication and improve overall efficiency, which resulted in decline in mass market fragrance sales in 2003. However, new product line extensions and an expanding distribution network continue to benefit sales volume in our Intimate health and beauty aids and our Aziza cosmetics lines.

    Our new product development program for all of our product groups is well under way, and we expect to roll out new products throughout 2004. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

    In December 2003, we announced the signing of a letter of intent by our Paris-based subsidiary, Inter Parfums, S.A., to acquire a 64% interest in Nickel S.A. for approximately $6 million in cash. Closing of the transaction, which is subject to certain due diligence procedures and signing of a definitive agreement, is expected to take place in April 2004. The letter of intent contemplates a provision for a follow-on cash infusion of approximately $3.7 million, which would bring our ownership to 74%. In addition, minority shareholders will have the right to sell their remaining interest in Nickel to us from January 2007 through June 2007. The purchase price is to be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel.

    Established in 1996 by Philippe Dumont, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care product lines for men. The Nickel range of some fifteen skin care products for the face and body is sold through prestige department and specialty stores primarily in France (500 outlets), the balance of Western Europe (900 outlets) and in the United States (300 outlets), as well as through its men's spas in Paris, New York and, most recently, San Francisco. For the twelve months ending March 2004, Nickel forecasts sales of nearly $6.1 million, a 50% increase over the previous year.

Gross margins	Years ended December 31,
(in millions)	2003	2002	2001

Net sales	$ 185.6	$ 130.4	$ 112.2
Cost of sales	93.0	69.8	57.9

Gross margin	$ 92.6	$ 60.6	$ 54.3

Gross margin as a % of net sales	50%	46%	48%

    Gross profit margins were 50% in 2003, 46% in 2002 and 48% in 2001. In 2001, gross profit margins were aided by the strong dollar in relation to the Euro and were therefore ahead of our historic target rates of 45% to 46%. This results from the fact that certain European sales are denominated in U.S. dollars. In 2002, the weak U.S. dollar began to reverse that trend. In addition, sales of product in our prestige fragrance lines generate a significantly higher gross profit margin than sales of our mass market product lines. In 2002, mass market net sales were up 27% as compared to prestige product sales which were up 12%. In 2003, although the U.S. dollar continued to weaken against the Euro, its effect on 2003 gross margins was mitigated by the 61% net sales growth rate achieved in our prestige product lines as compared to 4% for our mass market lines. If the dollar remains at current levels, and product mix continues the pattern of 2003, then we expect the gross margin for 2004 to remain at approximately 50%.

Selling, general & administrative
(in millions)	Years ended December 31,
	2003	2002	2001

Selling, general & administrative	$ 66.6	$ 43.1	$ 39.6

Selling, general & administrative as a % of net sales	36%	33%	35%

    Higher growth rates in our prestige product lines, as compared to our mass market product lines, results in higher selling, general and administrative expenses as a percentage of sales. This is because promotion and advertising are prerequisites for sales of designer prestige products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige brands and to build upon each brand's awareness. Promotion and advertising included in selling, general and administrative expenses was approximately 14% of prestige product sales in each of the years in the three years period ended December 31, 2003. Our mass market product lines do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable. In addition, recent increases in certain fixed costs, including insurance, rent and wages, contributed to the increase in selling, general and administrative expenses in 2003.

    Interest expense aggregated $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. We use the credit lines available to us, as needed, to finance our working capital needs.

    Foreign currency gains or (losses) aggregated $0.3 million, ($0.1) million and $0.1million for the years ended December 31, 2003, 2002 and 2001, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

    Our effective income tax rate was 35%, 36% and 37% for the years ended December 31, 2003, 2002 and 2001, respectively. Our 76% owned subsidiary, Inter Parfums, S.A., is a Controlled Foreign Corporation operating out of France. Tax rates in France declined slightly in 2003 and 2002 giving rise to our lower overall tax rate.

    Net income increased 47% to $13.8 million in 2003 after increasing 16% to $9.4 million in 2002. Diluted earnings per share increased 47% to $0.69 in 2003 after increasing 15% to $0.47 in 2002. Weighted average shares outstanding aggregated 19.0 million, 18.8 million and 17.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. On a diluted basis, average shares outstanding were 20.1 million for the year ended December 31, 2003 and 19.9 million, for both years ended December 31, 2002 and 2001.

Liquidity and Financed Resources

    Profitable operating results continue to strengthen our financial position. At December 31, 2003, working capital aggregated $116 million and we had a working capital ratio of 2.7 to 1. Cash and cash equivalents aggregated $59 million and we had no long-term debt.

    Cash provided by operating activities aggregated $19.3 million, $12.7 million and $7.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2002, in terms of cash flows, accounts receivable and inventories were up 17% and 4%, respectively, from December 31, 2001. The 17% increase in accounts receivable was not unusual considering that net sales for the three months and year ended December 31, 2002 were up 36% and 16%, respectively. The increase in inventories is primarily attributable to the Tristar inventory purchased in connection with the intellectual property acquisition in May 2002. At December 31, 2003, in terms of cash flows, accounts receivable and inventories were up 34% and 49%, respectively, from December 31, 2002. The 34% increase in accounts receivable and the 49% increase in inventories are not unusual considering that net sales for the three months and year ended December 31, 2003 were up 33% and 42%, respectively. In addition, in 2003 a significant inventory build up during the fourth quarter of 2003 was made to meet our sales commitments in early 2004 including the continued rollout of our Burberry Brit for women line. This buildup was financed primarily through normal credit terms with our vendors, and therefore did not have any significant impact on our cash flows from operations.

    Cash flows used in investing activities, which are primarily capital expenditures, aggregated $2.5 million, $4.4 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. As previously mentioned, our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $1.0 and $2.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Cash flows used in investing activities in 2002 included $3.2 million for the May 2002 acquisition of certain fragrance brands from Tristar.

    In March 2004, our board of directors increased the cash dividend to $.12 per share, approximately $2.3 million per annum, payable $.03 per share on a quarterly basis. Our first cash dividend of $.03 per share is to be paid on April 15, 2004 to shareholders of record on March 31, 2004. Dividends paid, including dividends paid to minority shareholders by our French subsidiary aggregated $1.8 million, $1.1 million and $0.2 million in 2003, 2002 and 2001, respectively. This increased cash dividend in 2004 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

    Our short-term financing requirements are expected to be met by available cash at December 31, 2003, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2003 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

    In December 2003, we signed of a letter of intent to acquire a 64% interest in Nickel S.A. for approximately $6 million in cash. Closing of the transaction, which is subject to certain due diligence procedures and signing of a definitive agreement, is expected to take place in April 2004. The letter of intent contemplates a provision for a follow-on cash infusion of approximately $3.7 million, which would bring our ownership to 74%. We anticipate funding this acquisition with cash on hand and do not expect it to have any further significant effect on our financial position.

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

    Inter Parfums, S.A. appealed the judgment as it vigorously and categorically denied the claims of Brosseau. In June 2000, as a result of certain developments, Inter Parfums, S.A. and its special litigation counsel considered it likely that the judgment would be sustained and therefore took a charge against earnings for $600,000, the full amount of the judgment. In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $142,000 as an advance for damages claimed by Brosseau.

    In February 2004, the Court of Appeal ordered Inter Parfums, S.A. to pay total damages of $390,000 of which $142,000 has already been advanced. Brosseau has two months to appeal this decision and, therefore Inter Parfums, S.A. will maintain its current reserves until such time as all rights to appeal have expired. We do not believe that such litigation will have any further material adverse effect on our financial condition or operations.

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

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2003.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	Years2-3	Years 4-5	More than 5 years
Long-Term Debt	$ 0	$ 0	$ 0	$ 0	$ 0
Capital Lease Obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Operating Leases	$ 11,633	$ 3,209	$ 3,530	$ 2,271	$ 2,623
Purchase Obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$ 0	$ 0	$ 0	$ 0	$ 0
Minimum Royalty Obligations	$ 29,581	$ 5,447	$ 11,369	$ 5,910	$ 6,855
Total	$ 41,214	$ 8,656	$ 14,899	$ 8,181	$ 9,478

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

    All derivative instruments are required to be reflected as either assets or liabilities in the balance sheet measured at fair value. Generally, increases or decreases in fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative is designated and qualifies as a cash flow hedge, then the changes in fair value of the derivative instrument will be recorded in other comprehensive income.

    Before entering into a derivative transaction for hedging purposes, we determine that the change in the value of the derivative will effectively offset the change in the fair value of the hedged item from a movement in foreign currency rates. Then, we measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness is recognized in the income statement.

    We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2003, we had foreign currency contracts at Inter Parfums, S.A. in the form of forward exchange contracts in the amount of approximately U.S. $18.0 million and GB Pounds 13.1 million.

Item 8. Financial Statements and Supplementary Data

    The required financial statements commence on page F-1.

Supplementary Data

Quarterly Data (Unaudited) For the Year Ended 31 December 2003 (In Thousands Except Share and Per Share Data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net Sales	$37,564	$41,392	$57,401	$49,232	$185,589
Cost of Sales	19,615	20,826	29,105	23,478	93,024
Net Income	2,503	2,937	4,684	3,713	13,837
Net Income per Share: Basic Diluted	$ .13 $ .13	$ .15 $ .15	$ .25 $ .23	$ .19 $ .18	$ .73 $ .69
Average Common Shares Outstanding: Basic Diluted	18,816,503 19,907,660	18,999,219 19,905,644	19,024,081 20,182,148	19,128,715 20,470,279	19,032,460 20,116,433

Quarterly Data (Unaudited) For the Year Ended 31 December 2002 (In Thousands Except Share and Per Share Data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net Sales	$ 28,418	$ 27,443	$ 37,374	$ 37,117	$130,352
Cost of Sales	14,712	14,635	20,914	19,499	69,760
Net Income	2,010	1,926	2,691	2,778	9,405
Net Income per Share: Basic Diluted	$ .11 $ .10	$ .10 $ .10	$ .14 $ .14	$ .15 $ .14	$.50 $.47
Average Common Shares Outstanding: Basic Diluted	18,750,327 19,961,367	18,760,558 20,022,039	18,780,558 19,877,170	18,816,503 19,935,392	18,776,988 19,948,305

Item 9. Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure

    Eisner LLP was previously the principal accountants for the Company. On January 7, 2004, that firm was dismissed as our principal accountants and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by our audit committee.

    In connection with the audits of each of the two fiscal years ended December 31, 2001 and December 31, 2002, and the interim period through January 7, 2004, the date of dismissal, there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    The audit reports of Eisner LLP on the consolidated financial statements of Inter Parfums, Inc. and subsidiaries as of and for the years ended December 31, 2001 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Eisner LLP did make reference in their reports to other auditors who audited the financial statements of our consolidated foreign subsidiaries.

    During the two fiscal years ended December 31, 2002, and the interim period through January 7, 2004, the date of engagement, we did not consult with or engage KPMG LLP regarding the application of generally accepted accounting principles to a specific transaction or the type of audit opinion that might be rendered on our consolidated financial statements. KPMG SA, an affiliate of KPMG LLP, has been engaged as the audit firm for our French subsidiaries for each of the three fiscal years ended December 31, 2001, 2002 and 2003.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes were required at this time.

Changes in Internal Controls

    There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART III

Item 10. Executive Officers And Directors Of Registrant

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and President of Inter Parfums, S.A.
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director and Director of Finance, Inter Parfums, S.A.
Francois Heilbronn	Director
Joseph A. Caccamo	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Daniel Piette	Director
Jean Cailliau	Director
Serge Rosinoer	Director
Wayne Hamerling	Executive Vice President
Eric de Labouchere	Director of Operations, Inter Parfums, S.A.
Frederic Garcia-Pelayo	Director of Export Sales, Inter Parfums, S.A.

    Our directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have entered into a Shareholders' Agreement relating to certain corporate governance issues, including granting two seats on the Board of directors to designees of LV Capital USA, Inc. LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin have each agreed to vote for each others nominees for directors. As Messrs. Madar and Benacin and LV Capital USA, Inc. beneficially own more than 50% of the outstanding shares of the Inter Parfums' common stock, Inter Parfums is considered a "controlled company" under the applicable rules of The Nasdaq Stock Market.

    With the exception of Mr. Benacin, the officers are elected annually by the directors and serve at the discretion of the board of directors. There are no family relationships between executive officers or directors of our company.

Board of Directors

    Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our company. Although certain directors are not involved in day-to-day operating details, members of the Board are kept informed of our business by various reports and documents made available to them. The Board of Directors held seventeen (17) meetings (or executed consents in lieu thereof), including meetings of committees of the Board in Fiscal 2003, and all of the directors attended at least 75% of the meetings of the Board and committee meetings of which they were a member, except Serge Rosinoer.

    We have adopted a Code of Business Conduct, which is filed with the Securities and Exchange Commission as Exhibit 14 to this report, and we agree to provide to any person without charge, upon request, a copy of our Code of Business Conduct. Any person who requests a copy of our Code of Business Conduct should provide their name and address in writing to: Inter Parfums, Inc., 551 Fifth Avenue, New York, NY 10176, Att.: Shareholder Relations.

During Fiscal 2003, the Board of Directors had the following standing committees:

*     Audit Committee - The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by the Company which prepare or issue an audit report for the Company. During Fiscal 2003, the Audit Committee consisted of Messrs. Heilbronn, Levy and Cailliau. As the result of a change in independence requirements for members of the Audit Committee, in December 2003 Mr. Robert Bensoussan-Torres replaced Mr. Cailliau as a member of the Audit Committee.

    The Audit Committee does not have a member who is an "Audit Committee Financial Expert" as such term is defined under the applicable rules and regulations. However, as the result of the background, education and experience of the members of the Audit Committee, the Board of Directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee.

*     Executive Compensation and Stock Option Committee - The Executive Compensation Committee oversees the compensation of the Company's executives and administers the Company's stock option plans. Until March 2003 when they were combined, the Company had two separate committees, the Executive Compensation Committee and the Stock Option Committee. In January and February 2003, the Stock Option Committee consisted of Messrs. Heilbronn, Levy and Cailliau, and the Executive Compensation Committee consisted of Messrs. Heilbronn, Levy and Piette. In March 2003, Mr. Piette replaced Mr. Cailliau as a member of the Stock Option Committee.

    Our Board of Directors does not maintain a standing nominating committee or a committee performing similar functions. In view of the existing shareholders' agreement relating to certain corporate governance issues, including the election of directors, among LV Capital USA, Inc. and Messrs. Jean Madar and Philippe Benacin who beneficially own more than 50% of the outstanding shares of the Inter Parfums' common stock, our Board of Directors does not believe it necessary for the company to have such a committee. Also as a "controlled company" under the applicable rules of The Nasdaq Stock Market, we are exempt from the nominating committee requirements. Our Board of Directors as a group agreed to nominate the same members of the board who had served last year.

    The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

    Jean Madar, age 43, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums, S.A., the Company's subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

    Mr. Benacin, age 45, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French Higher School of Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

    Mr. Greenberg, age 47, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

Philippe Santi

    Philippe Santi, age 42 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi is a Certified Accountant and Statutory Auditor in France.

Francois Heilbronn

    Mr. Heilbronn, age 43, a Director since 1988, an independent director, and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

    Mr. Caccamo, age 48, a Director since 1992, is an attorney with the law firm of Becker & Poliakoff, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became counsel to us. From August 1992 through September 1997, he was a director of and general counsel to, Hydron Technologies, Inc., a publicly traded company primarily engaged in the development of cosmetic and personal care products.

Jean Levy

    Jean Levy, age 71, a Director since August 1996, an independent director and a member of the audit and executive compensation and stock option committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. Mr. Levy is also a director of Rallye, S.A. He was formerly a director of Zannier Group and Escada Beaute Worldwide. In addition, Mr. Levy is also a director (Chairman of the Board until he resigned in October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy is also a consultant to Ernst & Young, Paris and a board member of Price Minister, an internet based retainer located in Paris.

Robert Bensoussan-Torres

    Robert Bensoussan-Torres, age 46, has been a Director since March 1997, and also is an independent director and a member of the audit committee. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Daniel Piette

    Mr. Piette, age 58, and a director since December 1999, is also a member of the executive compensation and stock option committee of the Board of Directors. The Board considers Mr. Piette to be independent of management, notwithstanding his affiliation with LV Capital USA Inc. Mr. Piette is the President of L Capital Management, a private equity fund sponsored by LVMH Moet Hennessy Louis Vuitton S.A. ("LVMH"), the world's largest luxury goods conglomerate. For the past 12 years, he has been a Group Executive Vice President of LVMH. Mr. Piette is also a non-executive director of D.S. Smith Holdings PLC (London) as well as a member of the Board of Overseers of ESSEC (Paris) and Columbia Business School (New York).

Jean Cailliau

    Mr. Cailliau, age 41, and a director since December 1999. The Board considers Mr. Cailliau to be independent of management, notwithstanding his affiliation with LV Capital USA Inc. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. He is the CEO of LV Capital USA Inc., its United States vehicle. In January 2001 he became a Director of L Capital Management, a private equity fund sponsored by LVMH. For the past 10 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

Serge Rosinoer

    Mr. Rosinoer, age 72, was appointed to the Board of Directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company's European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Exterieur de la France.

Wayne C. Hamerling

    Mr. Hamerling, age 47, is an Executive Vice President in charge of mass market sales of fragrances, cosmetics and health and beauty aids in the United States. Mr. Hamerling, who attended Rutgers University, has over twenty (20) years experience in the fragrance and cosmetic business.

Eric de Labouchere

    Eric de Labouchere, age 49, is the Director of Operations of Inter Parfums, S.A. He has been employed by Inter Parfums, S.A. since October 1986 in product development, purchasing and marketing.

Frederic Garcia-Pelayo

    Frederic Garcia-Pelayo, age 45, has been the Director of Export Sales of Inter Parfums, S.A. since September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

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

    Mr. Russell Greenberg filed one Form 4 one day late in July 2003 as the result of technical difficulties in filing the form (the report was received by the Commission on the appropriate day, but after business hours), which disclosed one sale.

    Mr. Jean Levy, who resides in Paris, filed one Form 4 four days late in January 2004, which disclosed two sales.

Item 11. Executive Compensation

    The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer and each of the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during fiscal years ended 31 December 2003, 31 December 2002 and 31 December 2001. All amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Annual Compensation Long Term Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation
Jean Madar, Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.	2003 2002 2001	330,000 330,000 330,000	191,000 200,000 150,000	906,117[1] 703,032[2] 6,709,215[3]	50,000 50,000 50,000	-0- -0- -0-
Philippe Benacin, President of Inter Parfums, Inc. and President of Inter Parfums, S.A.	2003 2002 2001	160,433 128,250 117,872	100,837 78,850 67,804	1,227,436[4] 1,075,075[5] 6,712,215[6]	50,000 50,000 50,000	-0- -0- -0-
Russell Greenberg, Executive Vice President and Chief Financial Officer	2003 2002 2001	295,000 275,000 260,000	23,000 58,000 18,000	116,217[7] 135,268[8] 70,315[9]	18,000 18,000 18,000	-0- -0- -0-
Bruce Elbilia, Executive Vice President [10]	2003 2002 2001	198,333 198,000 198,000	-0- -0- -0-	231,227[11] 33,472[12] 40,365[13]	18,000 18,000 18,000	-0- -0- -0-
Wayne C. Hamerling, Executive Vice President	2003 2002 2001	228,120 196,120 186,120	25,000 15,000 15,000	86,571[14] 256,389[15] 75,517[16]	18,000 18,000 18,000	-0- -0- -0-

[Footnotes to Table]

[1] Consists of $678,648 realized upon the exercise of options, and $227,469 realized on the exercise of options of Inter Parfums, S.A.
[2] Consists of $703,032 realized upon exercise of options.
[3] Consists of lodging expenses of $48,000 and $6,661,215 realized upon exercise of options.
[4] Consists of lodging expenses of $35,000, $15,000 for automobile expenses, $999,967 realized upon the exercise of options, and $227,469 realized on the exercise of options of Inter Parfums, S.A.
[5] Consists of lodging expenses of $35,000, $15,000 for automobile expenses and $1,025,075 realized upon exercise of options.
[6] Consists of lodging expenses of $38,000, $15,000 for automobile expenses and $6,661,215 realized upon exercise of options.
[7] Consists of $2,214 for automobile expenses and $87,600 realized upon exercise of options, and $26,403 realized on the exercise of options of Inter Parfums, S.A..
[8] Consists of $2,214 for automobile expenses and $133,054 realized upon the exercise of options.
[9] Consists of $2,214 for automobile expenses and $68,161 realized upon exercise of options.
10 Mr. Elbilia left the employ of the company on November 1, 2003
[11] Consists of selling commissions of $18,904, severance pay of $59,500 and $152,823 realized upon the exercise of options.
[12] Consists of selling commissions.
[13] Consists of selling commissions.
[14] Consists of selling commissions of $82,071 and cash compensation of $4,500 equal to the value of personal use of a company leased automobile.
[15] Consists of selling commissions of $75,950; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $175,949 realized upon the exercise of options.
[16] Consists of selling commissions of $61,063; non cash compensation of $4,500 equal to the value of personal use of a company leased automobile; and $9,954 realized upon the exercise of options.

    The following table sets forth certain information relating to stock option grants during Fiscal 2003 to our Chief Executive Officer and each of the four most highly compensated executive officers of the company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2003:

OPTION/SA GRANTS IN LAST FISCAL YEAR

Individualized Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Five (5%) Percent ($)	Ten (10%) Percent ($)
Jean Madar	50,000	26.3	23.05	30 Dec 08	318,415	703,613
Philippe Benacin	50,000	26.3	23.05	30 Dec 08	318,415	703,613
Russell Greenberg	18,000	9.5	23.05	30 Dec 08	114,629	253,301
Bruce Elbilia	18,000	9.5	23.05	30 Dec 08	114,629	253,301
Wayne Hamerling	18,000	9.5	23.05	30 Dec 08	114,629	253,301

    The following table sets forth certain information relating to option exercises effected during Fiscal 2003, and the value of options held as of December 31, 2003 by each of our Chief Executive Officer and the four most highly compensated executive officers of our company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our company and its subsidiaries during Fiscal 2003:

AGGREGATE OPTION EXERCISES FOR FISCAL 2003 AND YEAR END OPTION VALUES
			Number of Unexercised Options at December 31, 2003(#)	Value[1] of Unexercised In-the-Money Options at December 31, 2003($)
Name	Shares Acquired on Exercise	Value ($) Realized[2]	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Jean Madar[3]	109,500	678,748	726,750/-0-	13,023,616/-0-
Philippe Benacin[3]	94,300	999,967	674,450/-0-	11,975,814/-0-
Russell Greenberg	10,000	87,600	103,750/-0-	1,479,964/-0-
Bruce Elbilia	18,000	152,823	54,000/-0-	528,750/-0-
Wayne C. Hamerling	0	0	103,750/-0-	1,479,964/-0-

1 Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $23.05 on 31 December 2003.
2 Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.
3 In April 2003, the Chief Executive Officer exercised 67,500 outstanding stock options of the Company's common stock. The aggregate exercise price of $232,475 was paid by him tendering to the Company 33,692 shares of the Company's common stock, previously owned by him, valued at $6.90 per share, the fair market value on the date of exercise. All shares issued pursuant to the option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 9,298 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, we expect to receive a tax benefit of approximately $80,000, which has been reflected as an increase to additional paid-in capital in our financial statements.
    In October 2003, each of the Chief Executive Officer and the President exercised 42,000 and 94,300 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $107,352 for the Chief Executive Officer and $241,031 for the President were paid by each of them tendering to the Company 8,158 and 18,316 shares, respectively, of the Company's common stock, previously owned by them, valued at $13.16 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 9,307 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, we expect to receive a tax benefit of approximately $460,000, which has been reflected as an increase to additional paid-in capital in our financial statements.

Employment Agreements

    As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. Mr. Benacin presently receives an annual salary of 135,000 Euros, which is approximately US$170,000, together with annual lodging expenses of approximately $35,000 and automobile expenses of approximately $15,000, which are subject to increase in the discretion of the Board of Directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

    All nonemployee directors receive $1,000 for each board meeting at which they participate. Mr. Caccamo's board fees are paid to his law firm. In addition, all members of the Audit Committee receive an additional $2,000 on January 1 of each year in which they serve on the Audit Committee.

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

    On 2 February 2004, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Daniel Piette, Jean Cailliau and Serge Rosinoer and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $23.06 per share under the 2000 plan. The options held by Mr. Caccamo are held as nominee for his present law firm.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

    The following table sets forth information, as of March 18, 2004 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of March 18, 2004, we had 19,170,936 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	6,360,574[2]
32.0%

Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	6,226,980[3]
31.4%

Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	103,750[4]
Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	21,375[5]
Less than 1%

Joseph A. Caccamo, Esq. Becker & Poliakoff, P.A. 3111 Stirling Road Ft. Lauderdale, FL 33312	18,000[6]
Less than 1%

Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	6,750[7]
Less than 1%

Robert Bensoussan-Torres 7 Beaufort Gardens, Flat 3 London, England SW3 1PT	9,000[8]
Less than 1%

Wayne C. Hamerling c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	103,750[9]
Less than 1%

Daniel Piette L Capital Management 22, avenue Montaigne 75008, Paris, France	4,500[10]
Less than 1%

Jean Cailliau LV Capital 22, avenue Montaigne 75008, Paris, France	4,500[11]
Less than 1%

Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	17,500[12]
Less than 1%

Serge Rosinoer 14 rue LeSueur 75116 Paris, France	7,700[13]
Less than 1%

Eric de Labouchere Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-
NA

Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-
NA

LV Capital USA, Inc. 19 East 57th Street New York, NY 10022	3,463,550
18.1%

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Fl. Santa Monica, CA 90401	412,388[14]
2.2%

All Directors and Officers As a Group (14 Persons)	16,347,929[15]
78.4%

[Footnotes to Table]

[1] All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums, Inc. (the "Company"), Philippe Benacin, the Vice Chairman of the Board and President of the Company, and LV Capital USA, Inc., an indirect subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A., have entered into a Shareholders' Agreement dated 22 November 1999 relating to certain corporate governance issues, including the agreement to vote for Jean Madar, Philippe Benacin and six (6) nominees of Messrs. Madar and Benacin, and two (2) designees of LV Capital USA, Inc., as directors of the Company. As Messrs. Madar and Benacin and LV Capital USA, Inc. beneficially own more than 50% of the outstanding shares of the Inter Parfums' common stock, Inter Parfums is considered a "controlled company" under the applicable rules of The Nasdaq Stock Market.
[2] Consists of 5,633,824 shares held directly and options to purchase 726,750 shares.
[3] Consists of 5,552,530 shares held directly and options to purchase 674,450 shares.
[4] Consists of shares of common stock underlying options.
[5] Consists of 14,625 shares held directly and options to purchase 6,750 shares.
[6] Consists of shares of common stock underlying options., which are held as nominee for his employer. Beneficial ownership of such shares is disclaimed.
[7] Consists of shares of common stock underlying options.
[8] Consists of 2,250 shares held directly and options to purchase 6,750 shares.
[9] Consists of shares of common stock underlying options.
[10] Consists of shares of common stock underlying options. Beneficial ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.
[11] Consists of shares of common stock underlying options. Beneficial ownership of shares of common stock held by LV Capital USA, Inc. is disclaimed.
[12] Consists of shares of common stock underlying options.
[13] Consists of 1,700 shares held directly and options to purchase 6,000 shares.
[14] Information is derived from a Schedule 13G amendment filed on 6 February 2004 of Dimensional Fund Advisor Inc., ("Dimensional"), an investment advisor. Dimensional furnishes investment advice to four investment companies (the "Funds"). Dimensional possesses voting and/or investment power over our common stock that is owned by the Funds, and may be deemed to be the beneficial owner of such shares. However, all such shares are owned by the Funds, and Dimensional disclaims beneficial ownership of shares.
[15] Consists of 11,204,929 shares held directly, and options to purchase 1,679,450 shares. It also includes 3,463,550 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

    The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,897,862	$ 5.92	333,279
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	1,897,862	$ 5.92	333,279

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

Option Exercise Paid With Tender of Shares

    In April 2003, the Chief Executive Officer exercised 67,500 outstanding stock options of the Company's common stock. The aggregate exercise price of $232,475 was paid by him tendering to the Company 33,692 shares of the Company's common stock, previously owned by him, valued at $6.90 per share, the fair market value on the date of exercise. All shares issued pursuant to the option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 9,298 shares for payment of withholding taxes resulting from the option exercises. As a result of this transaction, we expect to receive a tax benefit of approximately $80,000, which has been reflected as an increase to additional paid-in capital in our financial statements.

    In October 2003, each of the Chief Executive Officer and the President exercised 42,000 and 94,300 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $107,352 for the Chief Executive Officer and $241,031 for the President were paid by each of them tendering to the Company 8,158 and 18,316 shares, respectively, of the Company's common stock, previously owned by them, valued at $13.16 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 9,307 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, we expect to receive a tax benefit of approximately $460,000, which has been reflected as an increase to additional paid-in capital in our financial statements.

Remuneration of Counsel

    Joseph A. Caccamo, a director, is a senior attorney at the law firm of Becker & Poliakoff, P.A., our general counsel. In Fiscal 2003, we paid Becker & Poliakoff, P.A. an aggregate of $119,962 for legal fees and reimbursement of disbursements incurred on our behalf.

    On 2 February 2004 in accordance with the terms of our 2000 Nonemployee Stock Option Plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $23.06 per share, the fair market value at the time of grant. He holds this option as nominee for his firm.

Sale of Goods to Related Party

    The wife of the Chief Executive Officer is to own and operate a Diane von Furstenberg retail store in Paris, with Diane von Furstenberg as a partner. Inter Parfums USA, LLC is the fragrance and cosmetic licensee of Diane von Furstenberg, and Inter Parfums Inc. is the guarantor of such license. The retail outlet is expected to open in July 2004 and will be purchasing DVF fragrances and cosmetics from Inter Parfums USA, LLC. All sales will be recorded as arms length transactions.

Transactions with LVMH Moet Hennessy Louis Vuitton S.A.

Acquisition of Common Stock and Shareholders' Agreement

    In November 1999, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A., purchased shares of our common stock from management and employees. As of the date of this report, it beneficially owns approximately 18% of our outstanding common stock. Further, in return for LV Capital becoming our strategic partner, LV Capital was granted the right to buy additional shares in order to maintain its percentage ownership upon issuance of shares to third parties, subject to certain exceptions, and was granted demand registrations rights for all of its shares. In addition, LV Capital has agreed to a standstill agreement, which limits the amount of shares of common stock that LV Capital can hold to twenty-five percent (25%) of our outstanding shares.

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

Item 14. Principal Accounting Fees and Services

General

    As previously disclosed, Eisner LLP was previously the principal accountants for the Company. On January 7, 2004, that firm was dismissed as our principal accountants and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by our audit committee. KPMG SA, an affiliate of KPMG LLP, has been engaged as the audit firm for our French subsidiaries for each of the two fiscal years ended December 31, 2001 and December 31, 2002.

    During Fiscal 2002 Eisner LLP served as the Company's independent certified public accountants, and KPMG S.A., served as the auditor of Inter Parfums Holdings, S.A. (a wholly-owned French corporation) and subsidiaries. In connection with its audit of our consolidated financial statements, Eisner LLP did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, our consolidated foreign subsidiaries, but relied solely on the audit conducted by KPMG S.A. of Inter Parfums Holdings, S.A. and subsidiaries.

Fees

    The following sets forth and the fees billed to us by each of Eisner LLP and KPMG S.A., as well as discusses the services provided for the past two fiscal years.

Audit Fees

The fees billed by Eisner LLP and KPMG LLP for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $15,000 by Eisner LLP and $286,000 by KPMG LLP for Fiscal 2003 and $90,000 by Eisner LLP and $135,000 by KPMG S.A. for Fiscal 2002.

Audit-Related Fees

    The fees billed by KPMG S.A. for services that would be classified as audit-related were $61,000 for Fiscal 2003 and none for Fiscal 2002. The services performed for audit related fees for Fiscal 2003 were accounting and reporting consultations relating to Inter Parfums, S.A. dealing its it own shares, as is permissible under French law; treatment of a potential trademark acquisition; international financial reporting standards conversion; fraud risks; attestation services for warehouse services; and compliance with French securities laws.

Tax Fees

    Eisner LLP billed us $17,000 for tax preparation and tax consulting services during Fiscal 2003 and $16,000 for Fiscal 2002.

All Other Fees

    Eisner LLP billed us $5,500 in Fiscal 2003 relating to various tax matters and $10,600 in Fiscal 2002 for various matters relating to a corporate filing in the state of Texas and advise and consultation with respect to stock options and cash dividends.

    For Fiscal 2003, KPMG S.A. billed us $13,000 to provide tax consultation and advice with respect to repatriation of earnings of our company's French subsidiaries to us in the United States. KPMG S.A. did not bill us for any other services during Fiscal 2002.

Audit Committee Pre Approval Policies and Procedures

    The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us. For the past several years, the Audit Committee had determined that it was beneficial to have two (2) independent accounting firms perform our audits: Eisner LLP, which acted as our principal auditor and for the United States operations, and KPMG Audit conducted the audit of Inter Parfums Holdings, S.A and its subsidiaries. However, as the result of the continued growth of our French operations, the Audit Committee determined that KPMG LLP would replace Eisner LLP and act as our principal auditor. On January 7, 2004 Eisner LLP was dismissed as our principal accountants and KPMG LLP was engaged as principal accountants to conduct our audit for 2003. In addition, the Audit Committee authorized KPMG S.A. to conduct such audit of Inter Parfums Holdings, SA and subsidiaries, as well as all work necessary, related to or helpful to properly conclude such audit.

    During the first quarter of 2003, the Audit Committee authorized us to retain Eisner LLP to perform tax consultation and tax preparation services in the ordinary course of business for our company for fiscal year ending December 31, 2003. In addition it authorized us to retain Eisner LLP for tax consultation services, as may be required on a project-by-project basis that would not be considered in the ordinary course of business up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000; and that the approval of the Audit Committee would be required for any further tax services.

    Also during the first quarter of 2003, the Audit Committee also authorized us to retain KPMG S.A. to provide tax consultation and tax preparation services in the ordinary course of business for Inter Parfums, S.A., for the fiscal year ended December 31, 2003. In addition, the Audit Committee also authorized us to retain KPMG S.A. to provide tax consultation and advice with respect to repatriation of earnings of our company's French subsidiaries to us in the United States.

    In addition, if other services are needed to be provided by either auditor on an expedited basis, such that obtaining pre-approval of the Audit Committee is not practicable, then the Audit Committee has delegated to the Chairman of the Audit Committee the authority to grant the required pre-approvals for such services.

None of the non-audit services of either of the company's auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)(1)	Financial Statements annexed hereto	Page No.

	Independent Auditors' Reports	F-2

	Consolidated Balance Sheets as at December 31, 2003 and December 31, 2002	F-6

	Consolidated Statements of Income for the Years ended December 31, 2003, December 31, 2002, and December 31, 2001	F-7

	Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 2003, December 31, 2002 and December 31, 2001	F-8

	Consolidated Statements of Cash Flows for the Years ended December 31, 2003, December 31, 2002 and December 31, 2001	F-9

	Notes to Consolidated Financial Statements	F-10

(a)(2)	Financial Statement Schedules annexed hereto:

	Schedule II - Valuation and Qualifying Accounts and Reserves	F-25

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

_________________
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

_________________
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

    The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2002:

Exhibit No.	Description
10.93	Revolving Credit Agreement dated as of 23 June 2002 between HSBC Bank USA and Inter Parfums, Inc.
23.1	Consent of Eisner LLP
23.2	Consent of KPMG Audit, a division of KPMG S.A.
99.1	Certification Required by Section 906 of the Sarbanes-Oxley Act

    The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2003:

Exhibit No.	Description
10.97	Agreement dated August 8, 2003 between HSBC USA Bank and Jean Philippe Fragrances, LLC
10.98	Burberry Licence Amendment dated 23 June 2003

    The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K (date of event - 7 January 2004):

Exhibit No.	Description
16.	Letter of Eisner LLP dated January 7, 2004

    The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A (date of event - 7 January 2004):

Exhibit No.	Description
16.	Letter of Eisner LLP dated January 7, 2004

    The following documents are filed herewith:

Exhibit No.	Description
10.99	Agreement between Inter Parfums, S.A. and Credit Lyonnais dated 28 November 2003- French original
10.99.1	Agreement between Inter Parfums, S.A. and Credit Lyonnais dated 28 November 2003-English translation
10.100	Line of Credit Agreement between The Banque OBC-Odier Bungener Courvoisier and Inter Parfums, S.A dated 29 October 2003- French original
10.100.1	Line of Credit Agreement between The Banque OBC-Odier Bungener Courvoisier and Inter Parfums, S.A dated 29 October 2003- English translation
14	Code of Business Conduct
31	Certification Required by Rule 13a-14
32	Certification Required by Section 906 of the Sarbanes-Oxley Act

    b) Reports on Form 8-K: During the last quarter covered by this report and through the date of the filing of this report, we filed or furnished the following Current Reports on Form 8-K:

Date of Event: 5 November 2003 reporting items 7 and 12

Date of Event: 26 November 2003 reporting item 9

Date of Event: 7 January 2004, reporting items 4 and 7.

We also filed an amended Current Report on Form 8-K/A, Date of Event: 7 January 2004, reporting items 4 and 7.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Financial Statements and Schedule Index
Page
Independent Auditors' Report	F-2
Independent Auditors' Report - Predecessor Auditor	F-3
Independent Auditors' Report - Predecessor Auditor	F-5
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-6
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003	F-7
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2003	F-8
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	F-9
Notes to Consolidated Financial Statements	F-10
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts and Reserves	F-25

Independent Auditors' Report

The Board of Directors and Shareholders
Inter Parfums, Inc.:

We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule as of December 31, 2003 as listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 26, 2004

Independent Auditors' Report

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated foreign subsidiaries of the Company, which statements reflect total assets and net sales constituting 69% and 68% for 2002 and net sales constituting 71% for 2001. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the two-year period ended December 31, 2002. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP

New York, New York
March 5, 2003

With respect to accounts for foreign subsidiaries
March 21, 2003

Independent Auditors' Report

The Board of Directors and Shareholders
Inter Parfums, Inc.:

We have audited the accompanying consolidated balance sheet of Inter Parfums Holdings, S.A. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inter Parfums Holdings, S.A. and subsidiaries as of December 31, 2002, and of the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Paris La Defense, March 21, 2003
KPMG Audit
A division of KPMG S.A.

Alain Bouchet
Partner

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2003 and 2002 (In thousands except share and per share data)
Assets	2003	2002
Current assets:
Cash and cash equivalents	$58,958	$38,290
Accounts receivable, net of allowances of $1,989 and $1,875 in
2003 and 2002, respectively	63,467	41,232
Inventories (note 3)	54,255	32,198
Receivables, other	1,631	1,211
Other current assets	1,638	2,122
Income tax receivable	1,110	2,014
Deferred tax assets (note 10)	1,381	1,099
Total current assets	182,440	118,166
Equipment and leasehold improvements, net (note 4)	4,967	4,213
Trademarks and licenses, net (notes 5, 7, and 11)	6,323	6,745
Other assets	271	246
Total assets	$194,001	$129,370
Liabilities and Shareholders' Equity
Current liabilities:
Loans payable - banks (note 6)	$121	$1,794
Accounts payable	45,152	20,007
Accrued expenses	17,403	10,733
Income taxes payable	3,411	1,519
Dividends payable	383	285
Total current liabilities	66,470	34,338
Deferred tax liability (note 10)	1,417	650
Minority interest	21,198	13,466
Commitments and contingencies (notes 7 and 11)
Shareholders' equity (notes 8 and 11):
Preferred stock, $0.001 par value. Authorized 1,000,000 shares;
none issued
Common stock, $0.001 par value. Authorized 30,000,000 shares;
outstanding 19,164,186 and 18,976,207 shares, in 2003
and 2002, respectively	19	19
Additional paid-in capital	34,363	33,441
Retained earnings	87,376	75,063
Accumulated other comprehensive income	9,404	(1,394)
Treasury stock, at cost, 7,180,579 and 7,305,609 common shares
in 2003 and 2002, respectively	(26,246)	(26,213)
Total shareholders' equity	104,916	80,916
Total liabilities and shareholders' equity	$194,001	$129,370
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Income Years ended December 31, 2003, 2002, and 2001 (In thousands except share and per share data)
	2003	2002	2001
Net sales	$185,589	$130,352	$112,233
Cost of sales	93,024	69,760	57,887
Gross margin	92,565	60,592	54,346
Selling, general, and administrative	66,572	43,072	39,624
Income from operations	25,993	17,520	14,722
Other expenses (income):
Interest expense	271	394	347
(Gain) loss on foreign currency	(333)	106	(53)
Interest income	(946)	(628)	(1,115)
Loss on subsidiary's issuance of stock	369	67	87
	(639)	(61)	(734)
Income before income taxes	26,632	17,581	15,456
Income taxes	9,403	6,282	5,659
Income before minority interest	17,229	11,299	9,797
Minority interest in net income of consolidated
subsidiary	3,392	1,894	1,678
Net income	$13,837	$9,405	$8,119
Net income per share:
Basic	$0.73	$0.50	$0.46
Diluted	0.69	0.47	0.41
Weighted average number of shares outstanding:
Basic	19,032,460	18,776,988	17,834,945
Diluted	20,116,433	19,948,305	19,935,534
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income Years ended December 31, 2003, 2002, and 2001 (In thousands except share data)
						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Comprehensive	comprehensive	Treasury
	Shares	Amount	capital	earnings	income	income	stock	Total
Balance - January 1, 2001	17,514,416	$18	$27,722	$58,669		$(6,574)	$(24,774)	$55,061
Comprehensive income:
Net income	--	--	--	8,119	$8,119	--	--	8,119
Foreign currency translation adjustments	--	--	--	--	(1,474)	(1,474)	--	(1,474)
Cumulative effect of adopting SFAS No.133 as of January 1, 2001	--	--	--	--	274	274	--	274
Gains on derivatives reclassified into earnings	--	--	--	--	(274)	(274)	--	(274)
Change in fair value of derivatives	--	--	--	--	5	5	--	5
Total comprehensive income					$6,650
Shares issued upon exercise of stock options (including income tax benefit)	1,864,925	2	4,748	--		--	5,225	9,975
Shares received as proceeds of option exercises	(616,822)	(1)	--	--		--	(6,167)	(6,168)
Purchased treasury shares	(70,250)	--	--	--		--	(427)	(427)
Balance - December 31, 2001	18,692,269	19	32,470	66,788		(8,043)	(26,143)	65,091
Comprehensive income:
Net income	--	--	--	9,405	$9,405	--	--	9,405
Foreign currency translation adjustments	--	--	--	--	6,746	6,746	--	6,746
Change in fair value of derivatives	--	--	--	--	(97)	(97)	--	(97)
Total comprehensive income					$16,054
Dividends	--	--	--	(1,130)		--	--	(1,130)
Shares issued upon exercise of stock options (including income tax benefit)	428,613	--	971	--		--	1,119	2,090
Shares received as proceeds of option exercises	(144,675)	--	--	--		--	(1,189)	(1,189)
Balance - December 31, 2002	18,976,207	19	33,441	75,063		(1,394)	(26,213)	80,916
Comprehensive income:
Net income	--	--	--	13,837	$13,837	--	--	13,837
Foreign currency translation adjustments	--	--	--	--	10,616	10,616	--	10,616
Change in fair value of derivatives	--	--	--	--	182	182	--	182
Total comprehensive income					$24,635
Dividends	--	--	--	(1,524)		--	--	(1,524)
Shares issued upon exercise of stock options (including income tax benefit)	266,750	--	922	--		--	732	1,654
Shares received as proceeds of option exercises	(78,771)	--	--	--		--	(765)	(765)
Balance - December 31, 2003	19,164,186	$19	$34,363	$87,376		$9,404	$(26,246)	$104,916
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002, and 2001 (In thousands)
	2003	2002	2001
Cash flows from operating activities:
Net income	$13,837	$9,405	$8,119
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,344	2,220	2,134
Minority interest in net income of
consolidated subsidiary	3,392	1,894	1,678
Deferred tax provision	369	830	2
Loss on subsidiary's issuance of stock	369	67	87
Gain on sale of trademark	--	(87)	--
Changes in:
Accounts receivable, net	(13,837)	(5,515)	(1,535)
Inventories	(15,881)	(1,185)	(3,282)
Other assets	570	(543)	(78)
Accounts payable and accrued expenses	23,882	3,363	(663)
Income taxes payable	3,301	2,291	494
Net cash provided by operating activities	19,346	12,740	6,956
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,545)	(1,317)	(2,453)
Trademark acquisitions	--	(3,225)	--
Proceeds from sale of trademark	--	158	--
Net cash used in investing activities	(2,545)	(4,384)	(2,453)
Cash flows from financing activities:
Increase (decrease) in loans payable - banks	(1,752)	353	(1,130)
Repayment of long-term debt	--	(1,445)	--
Proceeds from sale of stock of subsidiary	1,105	15	112
Purchase of treasury stock	(184)	(193)	(1,925)
Proceeds from exercise of options	274	295	224
Dividends paid	(1,428)	(844)	--
Dividends paid to minority interest	(409)	(273)	(197)
Net cash used in financing activities	(2,394)	(2,092)	(2,916)
Effect of exchange rate changes on cash	6,261	3,464	(624)
Net increase in cash and cash equivalents	20,668	9,728	963
Cash and cash equivalents - beginning of year	38,290	28,562	27,599
Cash and cash equivalents - end of year	$58,958	$38,290	$28,562
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$271	$334	$409
Income taxes	6,518	2,047	4,235
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2003 and 2002 (In thousands except share and per share data)

(1) The Company and its Significant Accounting Policies

(a) Business of the Company

Inter Parfums, Inc. and its domestic and foreign subsidiaries (the Company) manufacture and distribute prestige brand name fragrances and cosmetics and mass market fragrances, cosmetics, and personal care products.

(b) Basis of Preparation

The consolidated financial statements include the accounts of the Company including majority-owned Inter Parfums, S.A. (IPSA), a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Foreign Currency Translation

For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses from translation adjustments are accumulated in a separate component of shareholders' equity. In instances where the financial statements of foreign entities are remeasured into their functional currency (U.S. dollars), the remeasurement adjustment is recorded in operations.

(d) Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

(e) Financial Instruments

The carrying amount of accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company's indebtedness approximate current market rates.

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

The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized as a gain or loss on foreign currency in the income statement. At December 31, 2003, the Company's subsidiary had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $18.0 million and GB pounds 13.1 million, which have maturities of less than a year.

(f) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

(g) Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

(h) Trademarks and Licenses

Trademarks with indefinite useful lives are stated at cost and through December 31, 2001, were amortized by the straight-line method over 20 years. The cost of licenses acquired is being amortized by the straight-line method over the term of the respective licenses.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with an "indefinite useful life" associated with acquisitions consummated after June 30, 2001 are not amortized until their useful lives are determined to no longer be indefinite. The Company has adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Since adoption, existing intangible assets with an "indefinite useful life" are no longer amortized but instead are assessed for impairment at least annually. The Company does not believe that the adoption of SFAS No. 142 had any material effect on the Company's financial statements. Amortization of intangible assets with indefinite useful lives ceased on January 1, 2002 upon adoption of SFAS No. 142. Excluding amortization expense related to intangible assets of $350 ($210 net of related tax effects) recognized in 2001, net income and basic and diluted income per share would have been $8,329, $0.47, and $0.42, respectively.

The Company reviews trademarks and licenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(i) Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data.

(j) Issuance of Common Stock by Consolidated Subsidiary

The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

(k) Stock-Based Compensation

The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was released in December 2002 as an amendment of SFAS No. 123.

The Company applies APB No. 25 and related interpretations in accounting for its stock option incentive plans. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Year Ended December 31,
	2003	2002	2001

Reported net income	$ 13,837	$ 9,405	$ 8,119
Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0	0
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(787)	(257)	(244)

Pro forma net income	$ 13,050	$ 9,148	$ 7,875

Income per share, as reported:
Basic	$0.73	$0.50	$0.46
Diluted	$0.69	$0.47	$0.41

Pro forma net income per share:
Basic	$0.69	$0.49	$0.44
Diluted	$0.65	$0.46	$0.40

The weighted average fair values of the options granted during 2003, 2002, and 2001 are estimated as $6.58, $2.25, and $1.94 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.5% in 2003, 0.8% in 2002, and 0% in 2001; volatility of 50% in 2003, 50% in 2002, and 40% in 2001; risk-free interest rates at the date of grant, 1.88% in 2003, 1.83% in 2002, and 3.05% in 2001; and an expected life of the option of two years.

(l) Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001

Numerator:
Net income	$ 13,837	$ 9,405	$ 8,119

Denominator:
Weighted average shares	19,032,460	18,776,988	17,834,945
Effect of dilutive securities: Stock options	1,083,973	1,171,317	2,100,589

Denominator for diluted earnings per share	20,116,433	19,948,305	19,935,534

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of options to purchase 204,000, 114,000, and 9,000 shares of common stock for 2003, 2002, and 2001, respectively.

(m) Advertising and Promotion

Costs associated with advertising and promotion are expensed when incurred. Advertising and promotion expenses were $30,000, $18,500, and $15,500 for 2003, 2002, and 2001, respectively.

The Company has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. The costs that the Company incurs for "cooperative" advertising programs, end cap replacement, shelf replacement costs and slotting fees are expensed as incurred and are netted against revenues on the Company's consolidated statement of income.

(n) Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances, which are estimated to be uncollectible at December 31, 2003 and 2002. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

(o) Recent Accounting Pronouncements

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued by the FASB in April 2003. This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133. SFAS 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has applied the pertinent DIG interpretations as they were issued and they did not have a material impact on the Company's financial statements or disclosures.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued by the FASB in May 2003. SFAS No. 150 provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. None of the Company's financial instruments were impacted by this statement.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Significant changes to this interpretation were proposed by FASB in October 2003, including delaying the effective date to the beginning of the first reporting period ending after December 15, 2003. The Company does not currently own an interest in any variable interest entities, and the Company adopted this statement which did not have a material effect on its financial statements or disclosures.

(2) Asset Acquisitions

On May 21, 2002, the Company purchased certain mass market fragrance brands and inventories of Tristar Corporation, a Debtor-in-Possession. The trademarks and related intellectual property were purchased for approximately $3.2 million, and the Company acquired certain existing inventory for approximately $3.7 million.

(3) Inventories

December 31,
	2003	2002

Raw materials and component parts	$ 19,776	$ 11,080
Finished goods	34,479	21,118

	$ 54,255	$ 32,198

(4) Equipment and Leasehold Improvements

	December 31,
	2003	2002

Equipment	$ 15,202	$ 11,772
Leasehold improvements	500	383

	15,702	12,155
Less accumulated depreciation and amortization	10,735	7,942

	$ 4,967	$ 4,213

Depreciation expense for the years ended December 31, 2003, and 2002, and 2001 was $2,529, $1,552, and $1,592, respectively.

(5) Trademarks and Licenses

	December 31,
	2003	2002

Trademarks (indefinite lives)	$ 5,752	$ 6,052

Trademarks (definitive lives)	684	570
Licenses	3,493	2,908
	4,177	3,478
Less accumulated amortization	3,606	2,785
	572	693
Total trademarks and licenses	$ 6,323	$ 6,745

During 2003, 2002, and 2001, the Company recorded charges for the impairment, included in selling, general, and administrative expense, of trademarks with indefinite useful lives aggregating $577, $501, and $0, respectively, based on fair value as determined using discounted cash flows.

(6) Loans Payable - Banks

Loans payable - banks consist of the following:

Available credit lines of  the Company's foreign subsidiaries under several bank overdraft facilities totaling $30,000, bearing interest at 0.6% above EURIBOR (2.12% and 2.86% at December 31, 2003 and 2002, respectively). Outstanding amounts totaled $121 and $794 at December 31, 2003 and 2002, respectively.

Borrowings under a $12,000 unsecured revolving line of credit due on demand and bearing interest at the banks' prime rate or 1.75% above LIBOR. The outstanding amount totaled $0 and $1,000 at December 31, 2003 and 2002, respectively.

During 2002, the Company repaid $1,366 of borrowings by a foreign subsidiary, which was the entire balance of the loan.

(7) Commitments

(a) Leases

The Company leases its office and warehouse facilities under operating leases expiring through 2013. Rental expense amounted to $4,505 in 2003, $2,524 in 2002, and $1,263 in 2001. Minimum future rental payments are as follows:

2004	$ 3,209
2005	2,347
2006	1,183
2007	1,151
2008	1,120
Thereafter	2,623

$ 11,633

(b) License Agreements

The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. One such license, related to the Company's subsidiary, which expires in December 2006, subject to renewal, corresponds to 55.6%, 40.6%, and 40.8% of net sales for the years ended December 31, 2003, 2002, and 2001, respectively. Royalty expense, included in selling, general, and administrative expenses, aggregated $10,385, $5,498, and $4,205 for the years ended December 31, 2003, 2002, and 2001, respectively. In connection with certain license agreements, the Company is subject to certain minimum annual royalties as follows:

2004	$ 5,447
2005	5,640
2006	5,729
2007	3,166
2008	2,744
Thereafter	6,855

$ 29,581

(8) Shareholders' Equity

(a) Common Stock Split

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

(b) Issuance of Common Stock of Subsidiary

During 2003, 2002, and 2001, 89,528, 16,382, and 15,037 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2003 and 2002, the Company's percentage ownership of IPSA was approximately 76% and 77%, respectively.

The difference between the Company's share of the issuance or conversion proceeds and the carrying amount of the portion of the Company's investment sold is reflected as a gain or loss in the consolidated statements of income. Deferred taxes have not been provided because application of available tax savings strategies would eliminate taxes on this transaction.

(c) Stock Option Plans

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically vest immediately and are exercisable for a period of five to six years.

A summary of the Company's stock option activity, and related information follows:

	Year Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Shares under option - beginning of year	1,969,162	$3.90	2,198,075	$ 3.35	3,850,425	$ 2.75
Options granted	206,700	21.58	200,950	8.02	223,075	7.81
Options exercised	(266,750)	3.20	(428,613)	3.01	(1,864,925)	2.62
Options cancelled	(11,250)	3.11	(1,250)	6.16	(10,500)	4.75

Shares under options - end of year	1,897,862	5.92	1,969,162	3.90	2,198,075	3.35

The following table summarizes stock option information as of December 31, 2003:

Exercise Prices	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Exercisable

$2.56 - $2.86	1,166,950	1.17 Years	1,166,950
$3.94	4,500	0.92 Years	4,500
$4.06 - $4.53	32,288	1.02 Years	32,288
$5.08 - $5.81	71,400	1.83 Years	71,400
$6.50 - $6.92	28,500	2.17 Years	28,500
$7.08 - $7.95	205,075	3.02 Years	205,075
$8.03	191,950	3.97 Years	191,950
$9.60	9,000	2.66 Years	9,000
$14.84	2,000	4.87 Years	2,000
$23.05	186,200	5.00 Years	186,200

Totals	1,897,863	2.08 Years	1,897,863

At December 31, 2003, options for 333,279 shares were available for future grant under the plans.

In September 2001, the Chief Executive Officer and the President each exercised 899,625 of their outstanding stock options. The aggregate purchase price of $2,335 each, was paid by each of them tendering to the Company 233,469 shares of the Company's common stock, previously owned by them, valued at $10 per share, the fair market value on the date of exercise. The shares issued pursuant to the options exercised were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 149,884 shares for payment of withholding taxes resulting from the exercise of the options. As a result of this transaction, the Company received tax benefits aggregating $4,800, which has been reflected as an increase to additional paid-in capital in the accompanying financial statements.

In December 2002, the Chief Executive Officer exercised 132,000 of his outstanding stock options and the President exercised 199,500 of his outstanding stock options. The purchase price of $381 for the Chief Executive Officer and $614 for the President was paid by them tendering to the Company an aggregate of 121,140 shares of the Company's common stock, previously owned by them, valued at $8.215 per share, the fair market value on the date of exercise. The shares issued pursuant to the options exercised were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the exercise of the options. As a result of this transaction, the Company received tax benefits aggregating $600, which has been reflected as an increase to additional paid-in capital in the accompanying consolidated financial statements.

In April and October 2003, both the Chief Executive Officer and the President exercised an aggregate of 109,500 and 94,300 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $340 for the Chief Executive Officer and $241 for the President were paid by each of them tendering to the Company 41,850 and 18,316 shares, respectively, of the Company's common stock, previously owned by them, valued at $6.90 and $13.16 per share in April and October, respectively, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 18,605 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $540, which has been reflected as an increase to additional paid-in capital in the accompanying consolidated financial statements.

(d) Treasury Stock

The board of directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2003, the Company is authorized to purchase an additional 404,350 treasury shares in the open market. The company has repurchased 0, 0 and 70,250 treasury shares during the years ended December 31, 2003, 2002 and 2001, respectively.

(e) Dividends

The Company declared dividends of $0.12, $0.08, and $0.06 per share per annum for 2003, 2002, and 2001, respectively. The quarterly dividend of $383 declared in December 2003 was paid January 15, 2004.

(9) Geographic Areas

The Company manages its business on the basis of one reportable operating segment. Information on the Company's operations by geographical areas is as follows. The European assets are primarily located, and operations are conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances.

	2003	2002	2001
Net sales:
United States	$ 44,747	$ 41,972	$ 33,103
Europe	141,192	88,565	79,270
Eliminations	(350)	(185)	(140)

	$ 185,589	$ 130,352	$ 112,233
Net income:
United States	$ 2,807	$ 3,013	$ 2,411
Europe	11,036	6,396	5,708
Eliminations	(6)	(4)

	$ 13,837	$ 9,405	$ 8,119
Depreciation and amortization expense:
United States	$ 385	$ 380	$ 394
Europe	2,959	1,840	1,740

	$ 3,344	$ 2,220	$ 2,134
Interest income:
United States	$ 183	$ 245	$ 523
Europe	763	383	592

	$ 946	$ 628	$ 1,115
Interest expense:
United States	$ 4	$ 88	$ 24
Europe	267	306	323

	$ 271	$ 394	$ 347
Total assets:
United States	$ 52,407	$ 49,077
Europe	150,639	89,370
Eliminations	(9,045)	(9,077)

	$ 194,001	$ 129,370
Additions to long-lived assets:
United States	$ 192	$ 3,417
Europe	2,353	1,125

	$ 2,545	$ 4,542
Total long-lived assets:
United States	$ 4,861	$ 5,054
Europe	6,429	5,904

	$ 11,290	$ 10,958

United States export sales were approximately $11,000, $11,000, and $9,800 for the years ended December 31, 2003, 2002, and 2001, respectively. Consolidated net sales for the year ended December 31, 2003 by region is as follows:

North America	32%
Europe	44%
Central and South America	8%
Middle East	7%
Asia	8%
Other	1%

(10) Income Taxes

The components of income before income taxes and minority interest consist of the following:

	Year Ended December 31,
	2003	2002	2001

U.S. operations	$ 4,326	$ 4,670	$ 3,601
Foreign operations	22,306	12,911	11,855

	$ 26,632	$ 17,581	$ 15,456

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001

Current:
Federal	$ 834	$ 700	$ 1,103
State and local	174	(75)	257
Foreign	7,910	4,827	4,297

	8,918	5,452	5,657

Deferred:
Federal	408	731	(138)
State and local	102	297	(31)
Foreign	(25)	(198)	171

	485	830	2

Total income tax expense	$ 9,403	$ 6,282	$ 5,659

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
State net operating loss carryforwards	$448	$498
Foreign net operating loss carryforwards	290	170
Inventory and accounts receivable	270	365
Profit sharing	228	146
Other	145	45
Total gross deferred tax assets	1,381	1,224
Less valuation allowance	-	(125)
Net deferred tax assets	1,381	1,099
Deferred tax liabilities:
Property, plant, and equipment	(1,372)	(601)
Other	(45)	(49)
Total deferred tax liabilities	(1,417)	(650)
Net deferred tax assets (liabilities)	$(36)	$449

At December 31, 2003, the Company had state tax loss carry forwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $6,700 and for New Jersey tax purposes of approximately $9,800 which expire in 2008 and beyond.

No valuation allowances have been provided on the Company's deferred tax assets, as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $ 50,000 of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2003 since the Company intends to reinvest these earnings indefinitely.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year Ended December 31,
	2003	2002	2001

Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	0.7	1.0	0.8
Effect of foreign taxes in excess of U.S. statutory rates	1.1	1.3	2.8
Other	(0.5)	(0.6)	(1.0)

Effective rates	35.3%	35.7%	36.6%

(11) Other Matters

(a) As previously reported, IPSA is a party to litigation with Jean Charles Brosseau, S.A. (Brosseau), the licensor of the Ombre Rose trademark. In October 1999, IPSA received notice of a judgment in favor of Brosseau, which awarded damages of approximately $600 to Brosseau, and which directed IPSA to turn over its license to Brosseau within six months.

IPSA appealed the judgment as it vigorously and categorically denied the claims of Brosseau. In June 2000, as a result of certain developments, IPSA and its special litigation counsel considered it likely that the judgment would be sustained and therefore, in June 2000, the Company recorded a charge against earnings for $600, the full amount of the judgment.

In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license. In addition, the Court named an expert to proceed with additional investigations and required IPSA to pay $142 as an advance for damages claimed by Brosseau.

In February 2004, the Court of Appeal ordered IPSA to pay total damages of $390, of which $142 has already been advanced. Brosseau has two months to appeal this decision and, therefore, IPSA will maintain its current reserves until such time as all rights to appeal have expired. The Company does not believe that such litigation will have any further material adverse effect on its financial condition or operations.

(b) IPSA is the subject of tax audits commenced by the French Tax Authorities. Assessments had been issued aggregating $2,300. IPSA contested these assessments as management and its tax consultants believe they had sound arguments to support their position and that the majority of these assessments would be reversed, and therefore, would not have a material adverse effect on the financial condition or results of operations of the Company. The Company had previously reserved $760 for this potential liability. During 2003, the Company settled certain of these assessments and, as a result, the balance as of December 31, 2003 was approximately $400.

(c) On November 22, 1999, the Chief Executive Officer and the President of the Company entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. (LV Capital), a wholly owned subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A. (LVMH). As of the date of this report, LV Capital owns approximately 18% of the outstanding common stock of the Company. In accordance with the terms of the Stock Purchase Agreement and in return for LV Capital becoming a strategic partner of the Company, LV Capital was granted the right to maintain its percentage ownership of the outstanding shares of Common Stock, by receiving an option to purchase shares of the Company's common stock for cash upon issuance of shares to any party other than LV Capital at the price paid by the purchaser, subject to certain exceptions such as the exercise of stock options previously granted and the grant of new stock options up to a certain limit. There have been no common stock or option transactions through December 31, 2003, which effected the LVMH option. LVMH was also granted demand registration rights for all shares of common stock it holds. Finally, LV Capital has agreed to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to 25% of the outstanding shares of common stock of the Company.

In March 1999 and May 2000, the Company entered into two 11-year license agreements with Christian Lacroix Company and Celine S.A., divisions of LVMH, respectively. Both agreements have minimum sales and advertising requirements and require the Company to pay royalties, as customary in the industry.

(d) In December 2003, IPSA signed a letter of intent to acquire a 64% interest in Nickel S.A. (Nickel) for approximately $6 million in cash. The letter of intent contemplates a provision for a follow-on cash infusion by IPSA of approximately $3.7 million, which would bring IPSA's ownership to 74%. In addition, minority shareholders will have the right to sell their remaining interest in Nickel to IPSA from January 2007 through June 2007. The purchase price will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel. Closing of the transaction, which is subject to certain due diligence procedures and signing of a definitive agreement, is expected to take place in April 2004.

							Schedule II
INTER PARFUMS, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves (In thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	Accounts -		Deductions -		Balance at
Description	period	expenses	describe		describe		end of period
Year ended December 31, 2003:
Allowances for sales returns and doubtful accounts	$1,875	362	264	(b)	512	(a)	1,989
Year ended December 31, 2002:
Allowances for sales returns and doubtful accounts	1,914	184	205	(b)	428	(a)	1,875
Year ended December 31, 2001:
Allowances for sales returns and doubtful accounts	2,067	291	(59)	(b)	385	(a)	1,914
(a) Write off of bad debts and sales returns.
(b) Foreign currency translation adjustment.
See accompanying independent auditors' reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.
By: /s/ Jean Madar
Jean Madar, Chief Executive Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jean Madar Jean Madar	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2004
/s/ Russell Greenberg Russell Greenberg	Chief Financial and Accounting Officer and Director	March 26, 2004
/s/ Philippe Benacin Philippe Benacin	Director	March 19, 2004
/s/ Philippe Santi Philippe Santi	Director	March 19, 2004
/s/ Francois Heilbronn Francois Heilbronn	Director	March 19, 2004
/s/ Joseph A. Caccamo Joseph A. Caccamo	Director	March 26, 2004
/s/ Jean Levy Jean Levy	Director	March 22, 2004
/s/ Robert Bensoussan-Torres Robert Bensoussan-Torres	Director	March 23, 2004
/s/ Daniel Piette Daniel Piette	Director	March 26, 2004
/s/ Jean Cailliau Jean Cailliau	Director	March 26, 2004
/s/ Serge Rosinoer Serge Rosinoer	Director	March 20, 2004

Exhibit 31

CERTIFICATIONS

I, Jean Madar, certify that:

1. I have reviewed this annual report on Form 10-K of Inter Parfums, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [omitted]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based upon such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 26, 2004
/s/ Jean Madar
Jean Madar, Chief Executive Officer

I, Russell Greenberg, certify that:

1. I have reviewed this annual report on Form 10-K of Inter Parfums, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [omitted]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based upon such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 26, 2004

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer and
Principal Accounting Officer

Exhibit 32

CERTIFICATION

    Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Annual Report of Inter Parfums, Inc. on Form 10-K for the year ended 31 December 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all  material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: March 26, 2004
By: /s/ Jean Madar
Jean Madar
Chief Executive Officer

Date: March 26, 2004
By: /s/ Russell Greenberg
Russell Greenberg
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to Inter Parfums, Inc. and will be retained by Inter Parfums, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.