Form 10-Q
period 2004-03-31
INTER PARFUMS INC
filed 2004-05-14
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
          of 1934 for the quarterly period ended March 31, 2004.

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

 At May 10, 2004 there were 19,170,936 shares of common stock, par value $.001 per share, outstanding.

INDEX

 Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
as of March 31, 2004 (unaudited)
and December 31, 2003 (audited)

Consolidated Statements of Income
for the Three Months Ended
March 31, 2004 (unaudited)
and March 31, 2003 (unaudited)

Consolidated Statements of Cash Flows
for the Three Months Ended
March 31, 2004 (unaudited) and
March 31, 2003 (unaudited)

Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Page Number 1 2 3 4 5 8 16 17 17 17 17 19 20

Part I. Financial Information

Item 1. Financial Statements

             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2003 included in our annual report filed on Form 10-K.

             The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$ 56,393,000	$ 58,958,000
Account receivable, net	62,284,000	63,467,000
Inventories	57,070,000	54,255,000
Receivables, other	1,739,000	1,631,000
Other current assets	1,965,000	1,638,000
Income tax receivable	495,000	1,110,000
Deferred tax asset	1,268,000	1,381,000

Total current assets	181,214,000	182,440,000

Equipment and leasehold improvements, net	4,958,000	4,967,000

Trademarks and licenses, net	6,234,000	6,323,000

Other assets	425,000	271,000

	$ 192,831,000	$ 194,001,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loans payable - banks	$ 4,534,000	$ 121,000
Accounts payable	36,113,000	45,152,000
Accrued expenses	15,753,000	17,403,000
Income taxes payable	5,085,000	3,411,000
Dividends payable	575,000	383,000

Total current liabilities	62,060,000	66,470,000

Deferred tax liability	1,380,000	1,417,000

Minority interest	22,125,000	21,198,000

Shareholders' equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 30,000,000 shares; outstanding 19,170,936 and 19,164,186 shares at March 31, 2004 and December 31, 2003, respectively	19,000	19,000
Additional paid-in capital	34,387,000	34,363,000
Retained earnings	91,580,000	87,376,000
Accumulated other comprehensive income	7,526,000	9,404,000
Treasury stock, at cost, 7,180,579 common shares at March 31, 2004 and December 31, 2003	(26,246,000)	(26,246,000)

	107,266,000	104,916,000

	$ 192,831,000	$ 194,001,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2004	2003

Net sales	$ 58,392,000	$ 37,564,000

Cost of sales	28,207,000	19,615,000

Gross margin	30,185,000	17,949,000

Selling, general and administrative	20,052,000	13,220,000

Income from operations	10,133,000	4,729,000

Other expenses (income):
Interest expense	103,000	137,000
Loss (gain) on foreign currency:	492,000	(55,000)
Interest income	(232,000)	(175,000)
Loss on subsidiary's issuance of stock	---	11,000

	363,000	(82,000)

Income before income taxes	9,770,000	4,811,000

Income taxes	3,464,000	1,711,000

Income before minority interest	6,306,000	3,100,000

Minority interest in net income of consolidated subsidiary	1,527,000	597,000

Net income	$ 4,779,000	$ 2,503,000

Net income per share:
Basic	$0.25	$0.13
Diluted	$0.23	$0.13

Weighted average number of shares outstanding:
Basic	19,169,477	18,816,503
Diluted	20,614,308	19,907,660

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$ 4,779,000	$ 2,503,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	539,000	487,000
Minority interest in net income of consolidated Subsidiary	1,527,000	597,000
Deferred tax provision	92,000	395,000
Loss on subsidiary's issuance of stock	---	11,000
Changes in:
Accounts receivable, net	(255,000)	(1,401,000)
Inventories	(4,054,000)	(3,515,000)
Other assets	(678,000)	(759,000)
Accounts payable and accrued expenses	(9,404,000)	4,519,000
Income taxes payable, net	2,390,000	146,000

Net cash provided by (used in) operating activities	(5,064,000)	2,983,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(612,000)	(771,000)

Net cash used in investing activities	(612,000)	(771,000)

Cash flows from financing activities:
Increase (decrease) in loans payable - bank	4,504,000	(720,000)
Proceeds from sale of stock of subsidiary	---	4,000
Proceeds from exercise of options	24,000	5,000
Dividends paid	(383,000)	(284,000)

Net cash provided by (used in) financing activities	4,145,000	(995,000)

Effect of exchange rate changes on cash	(1,034,000)	912,000

Net increase (decrease) in cash and cash equivalents	(2,565,000)	2,129,000

Cash and cash equivalents - beginning of period	58,958,000	38,290,000

Cash and cash equivalents - end of period	$ 56,393,000	$ 40,419,000

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ 88,000	$ 137,000
Income taxes	1,518,000	1,254,000

 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.       Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2003.  We also discuss such policies in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

	Three months ended March 31,
	2004	2003

Reported net income	$ 4,779,000	$ 2,503,000
Stock-based employee compensation expense included in reported net income, net of related tax effect	0	0
Stock-based employee compensation determined under the fair value based method, net of tax effect	(93,000)	(22,000)

Pro forma net income	$ 4,686,000	$ 2,481,000

Income per share, as reported:
Basic	$ 0.25	$ 0.13
Diluted	$ 0.23	$ 0.13

Pro forma net income per share:
Basic	$ 0.24	$ 0.13
Diluted	$ 0.23	$ 0.12

The weighted average fair values of the options granted during the 2004 and 2003 periods are estimated as $6.85 and $2.07 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:  dividend yield 0.5% in 2004 and 1.0% in 2003; volatility of 50% in both 2004 and 2003; risk-free interest rates at the date of grant, 1.81% in 2004 and 1.70% in 2003; and an expected life of the option of two years.

Notes to Consolidated Financial Statements

3.       Comprehensive Income:

	Three months ended March 31,
	2004	2003
Comprehensive Income:
Net income	$ 4,779,000	$ 2,503,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,866,000)	1,618,000
Change in fair value of derivatives	(11,000)	23,000

Comprehensive income	$ 2,902,000	$ 4,144,000

 4.        Geographic Areas:

            Segment information related to domestic and foreign operations is as follows:

	Three months ended March 31,
	2004	2003
Net Sales:
United States	$ 10,138,000	$ 10,412,000
Europe	48,289,000	27,215,000
Eliminations	(35,000)	(63,000)

	$ 58,392,000	$ 37,564,000

Net Income:
United States	$ 198,000	$ 498,000
Europe	4,579,000	2,006,000
Eliminations	2,000	(1,000)

	$ 4,779,000	$ 2,503,000

Notes to Consolidated Financial Statements

 5.       Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Numerator:
Net income	$ 4,779,000	$ 2,503,000

Denominator:
Weighted average shares	19,169,477	18,977,827
Effect of dilutive securities:
Stock options	1,444,831	929,833

	20,614,308	19,907,660

6.         Inventories:

            Inventories consist of the following:

	March 31, 2004	December 31, 2003

Raw materials and component parts	$ 19,627,000	$ 19,776,000
Finished goods	37,443,000	34,479,000

	$ 57,070,000	$ 54,255,000

7.         Acquisition of Business:

In April 2004, the Company's French subsidiary, Inter Parfums, S.A., ("IPSA") acquired a 64% interest in Nickel S.A. ("Nickel") for approximately $5.6 million in cash. The purchase agreement contains a provision for a follow-on cash infusion by IPSA of approximately $3.7 million, which would bring IPSA's ownership to 74%. In addition, minority shareholders have the right to sell their remaining interest in Nickel to IPSA from January 2007 through June 2007. The purchase price will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel. The acquisition will be accounted for under purchase accounting and the results of Nickel will be included in the Company's consolidated financial statements beginning at the date of acquisition.

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

Such factors include renewal of existing license agreements, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress".

             Overview

We operate in a single segment in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We specialize in prestige perfumes and cosmetics and mass market perfumes, cosmetics and health and beauty aids. Most of our prestige products are produced and marketed by our 76% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 24% of Inter Parfums, S.A. shares trade on the Paris Bourse.

  Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume or cosmetic line consistent with world market trends.
  Mass market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass market cosmetics and health and beauty aids.

Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 82% of net sales for the three-month period ended March 31, 2004.  Since 1992 we have built a portfolio of brands under licenses which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, and Diane von Furstenberg, which are distributed in over 120 countries around the world. In terms of sales, Burberry is our most significant license, and sales of Burberry products represented 67% and 43% of net sales for the three month periods ended March 31, 2004 and 2003, respectively. Our current Burberry license takes us through December 31, 2006. We believe it is important to have a long term relationship with Burberry at this time, because product development and marketing strategies, including planning for product launches can, and often do, extend over several years. Accordingly, a new license agreement is under serious discussion with Burberry. We are hopeful for a positive outcome by the summer of 2004.

We have two licenses with affiliates of our strategic partner, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A.  LV Capital owns approximately 18% of our outstanding common shares. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry. We believe that our association with LV Capital has enhanced our credibility in the cosmetic industry, which should lead us to additional opportunities in our industry that might not have been otherwise available to us.

Our mass market product lines, which represent 18% of sales for the three-month period ended March 31, 2004, are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products.  These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache, Tatiana and FUBU.

We grow our business in two distinct ways.  First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of product line extensions for the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

Our business is not very capital intensive, and it is important to note that we do not own any manufacturing facilities. Rather, we act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several outside fillers which manufacture the finished good for us and ship it back to our distribution center.

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, on a case-by-case basis we occasionally allow customer returns. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

Promotional Allowances

We have various performance-based arrangements with certain retailers to reimburse them for all or a portion of their promotional activities related to our products. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases.  Estimated accruals for promotions and co-operative advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

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

Results of Operations

Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

Net sales	Three months ended March 31,
(in millions)	2004	% Change	2003

Prestige product sales	$ 48.0	80%	$ 26.7
Mass market product sales	10.4	( 5% )	10.9

Total net sales	$ 58.4	55%	$ 37.6

            Net sales for the three months ended March 31, 2004 increased 55% to a record $58.4 million, as compared to $37.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 43% for the period.

            Prestige product sales surged 80% to $48.0 million for the three months ended March 31, 2004, as compared to $26.7 for the corresponding period of the prior year. Growth in prestige product sales is primarily attributable to the global rollout of Burberry Brit for women, which began in the third quarter of 2003, and has expanded during the first quarter of 2004 to Asia, South America and the Middle East. We anticipate that Burberry Brit for women will be the best selling fragrance in our history. We are also looking forward to the launch in the fall of the Burberry Brit for men line in selected markets.

            In September 2003, we launched our first prestige cosmetics line, Diane von Furstenberg Beauty, at about 33 of the finest retail doors in the United States as well as in the designer's boutiques in New York and Miami. Initial sales have been satisfactory and efforts are being made to increase consumer awareness. During the first quarter of 2004, we undertook many promotional events including personal appearances, free makeovers and gift with purchase programs in an attempt to increase sell through at store level. Diane von Furstenberg products are now available on Sephora.com and will be available at several Sephora retail locations this summer.

            The year 2004, will not be without its share of brand extensions. During the second quarter of 2004, we plan to launch a limited edition warm weather, seasonal fragrance for our Celine and Christian Lacroix brands. In July, we will unveil new fragrance families for both S.T. Dupont and Paul Smith. Les Eaux De S.T. Dupont will be available in versions for both men and women, as will Paul Smith London. Late 2004 or in early 2005, we will introduce a new Christian Lacroix fragrance fragrance family for men and women.

With respect to our mass market product lines, net sales were off 5% for the three months ended March 31, 2004, as compared to the corresponding period of the prior year. Sales gains were achieved in the US dollar store retail environment as our customers continued to open additional doors and carry more of our product offerings. These gains however, were more than offset by a decline in export sales primarily to Mexico and Central and South America. We continue to closely monitor our credit risk in those territories and are willing to forego some sales volume to minimize our overall credit exposure.

Our new product development program for all of our product groups is well under way, and we expect to roll out new products throughout 2004. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

In April 2004, the Company's French subsidiary, Inter Parfums, S.A., ("IPSA") acquired a 64% interest in Nickel S.A. ("Nickel") for approximately $5.6 million in cash. The purchase agreement contains a provision for a follow-on cash infusion by IPSA of approximately $3.7 million, which would bring IPSA's ownership to 74%. In addition, minority shareholders have the right to sell their remaining interest in Nickel to IPSA from January 2007 through June 2007. The purchase price will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel.

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

Gross margins	Three months ended March 31,
(in millions)	2004	2003

Net sales	$ 58.4	$ 37.6
Cost of sales	28.2	19.6

Gross margin	$ 30.2	$ 18.0

Gross margin as a % of net sales	52%	48%

            Gross profit margin was 52% for the three-month period ended March 31, 2004, as compared to 48% for the corresponding period of the prior year. Sales of products in our prestige fragrance lines generate a significantly higher gross profit margin than sales of our mass-market product lines. The gross margin improvement is primarily attributable to the 80% net sales growth rate achieved in our prestige product lines. In addition, it is important to point out that gross margins are also affected by changes in exchange rates and, since the cost of many promotional activities are included in cost of sales and the timing of promotional activities vary, we have experienced, and expect to continue to experience, fluctuations in our gross margin percentage.

Selling, general & administrative
(in millions)	Three months ended March 31,
	2004	2003

Selling, general & administrative	$ 20.1	$ 13.2

Selling, general & administrative as a % of net sales	34%	35%

            Selling, general and administrative expense increased 52% for the three-month period ended March 31, 2004, as compared to the corresponding period of the prior year. As a percentage of sales, however, selling, general and administrative expense declined to 34% of sales in the 2004 period as compared to 35% of sales in the 2003 period as a result of spreading fixed costs over a larger sales base. Sales growth in our prestige product lines require higher selling, general and administrative expenses because promotion and advertising are prerequisites for sales of designer prestige products.  We develop a complete marketing and promotional plan to support our growing portfolio of prestige brands and to build upon each brand's awareness.

            Promotion and advertising included in selling, general and administrative expenses was approximately 16% of prestige product sales for the three-month period ended March 31, 2004 and 13% for the three-month period ended March 31, 2003 .. Our mass-market product lines do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable.

Income from operations increased 114% or $5.4 million for the three-month period ended March 31, 2004, as compared to the corresponding period of the prior year. Operating margins were 17.4% of net sales in the current period as compared to 12.6% in the corresponding period of the prior year. The increase in operating margins reflects sales growth together with the improvements in gross margins and lower overall operating expenses.

Interest expense aggregated $0.1 million for both three-month periods ended March 31, 2004 and March 31, 2003.  We use the credit lines available to us, as needed, to finance our working capital needs.

Foreign currency (losses) gains aggregated ($0.5) million and $0.1 million for the three-month periods ended March 31, 2004 and March 31, 2003, respectively.  Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35.5% for the three months ended March 31, 2004, as compared to 35.6% for the corresponding period of the prior year.  These rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income increased 91% to $4.8 million for the three months ended March 31, 2004, as compared to $2.5 million for the corresponding period of the prior year.

Diluted earnings per share increased 77% to $0.23 for the three months ended March 31, 2004, as compared to $0.13 for the corresponding period of the prior year.

            Weighted average shares outstanding aggregated 19.2 million for the three months ended March 31, 2004, as compared to 19.0 million for the corresponding period of the prior year.  On a diluted basis, average shares outstanding were 20.6 million for the three months ended March 31, 2004, as compared to 19.9 million for the corresponding period of the prior year. The increase is the result of the effect of dilutive securities resulting from an increase in our stock price. The average stock price of our common shares was $25.00 per share for the three-month period ended March 31, 2004, as compared to $7.06 per share for the corresponding period of the prior year.

            Liquidity and Financed Resources

Profitable operating results continue to strengthen our financial position. At March 31, 2004, working capital aggregated $119 million and we had a working capital ratio of 2.9 to 1.  Cash and cash equivalents aggregated $56.4 million and we had no long-term debt.

Our short-term cash requirements are expected to be met by available cash at March 31, 2004, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.  Historically, borrowings under these facilities have been minimal as we typically use our cash to finance all of our working capital needs. However, during the three months ended March 31, 2004 we drew down approximately $4.5 million on our credit lines to help finance our working capital needs.

            Cash used in operating activities aggregated $5.1 million for the three-month period ended March 31, 2004, as compared to cash provided by operating activities of $3.0 million for the corresponding period of the prior year. We finance our growth primarily with working capital and to a lesser extent our available credit lines. Cash used in operating activities for 2004 reflects the significant decline in accounts payable. As mentioned in our annual report on Form 10-K for the year ended December 31, 2003, a significant inventory buildup during the fourth quarter of 2003 was made to meet our sales commitments in early 2004 including the continued rollout of our Burberry Brit for women line. This buildup was financed primarily through normal credit terms with our vendors, and therefore did not have any significant impact on our cash flows from operations for the year ended December 31, 2003. The impact of that inventory buildup is however being felt in the first quarter of 2004 as our vendor's bills became due.

Cash flows used in investing activities, which are primarily capital expenditures, aggregated $0.6 million and $0.8 million for the three-month periods ended March 31, 2004 and 2003, respectively. Our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $1.0 and $2.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In March 2004, our board of directors increased our cash dividend to $.12 per share, approximately $2.3 million per annum, payable $.03 per share on a quarterly basis. Our first cash dividend of $.03 per share was paid on April 15, 2004 to shareholders of record on March 31, 2004. This increased cash dividend in 2004 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

In April 2004, the Company's French subsidiary, Inter Parfums, S.A., ("IPSA") acquired a 64% interest in Nickel S.A. ("Nickel") for approximately $5.6 million in cash. The purchase agreement contains a provision for a follow-on cash infusion by IPSA of approximately $3.7 million, which would bring IPSA's ownership to 74%. We funded this acquisition with cash on hand and do not expect it to have any further significant effect on our financial position.

 As previously reported, our French subsidiary, Inter Parfums, S.A., is a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the owner of the Ombre Rose trademark.  In October 1999, Inter Parfums, S.A. received notice of a judgment in favor of Brosseau, which awarded damages of approximately $0.6 million and which directed Inter Parfums, S.A. to turn over its license to Brosseau within six months.

              Inter Parfums, S.A. appealed the judgment as it vigorously and categorically denied the claims of Brosseau.  In June 2000, as a result of certain developments, Inter Parfums, S.A. and its special litigation counsel considered it likely that the judgment would be sustained and therefore took a charge against earnings for $0.6 million, the full amount of the judgment.  In February 2001, the Court of Appeal confirmed the Brosseau claim with respect to turning over the license.  In addition, the Court named an expert to proceed with additional investigations and required Inter Parfums, S.A. to pay $0.14 million as an advance for damages claimed by Brosseau.

 In February 2004, the Court of Appeal ordered Inter Parfums, S.A. to pay total damages of $0.39 million of which $0.14 million has already been advanced. Brosseau has until the end of May 2004 to appeal this decision and, therefore Inter Parfums, S.A. will maintain its current reserves until such time as all rights to appeal have expired. We do not believe that such litigation will have any further material adverse effect on our financial condition or operations.

            We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Contractual Obligations

            We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter are $3.2 million, $2.3 million, $1.2 million, $1.1 million, $1.1 million and $2.6 million, respectively.

We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Obligations pursuant to these license agreements for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter are $5.4 million, $5.6 million, $5.7 million, $3.2 million, $2.7 million and $6.9 million, respectively.

Item 3:            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      General

            We address certain financial exposures through a controlled program of risk management that primarily consists of the use of derivative financial instruments. Our French subsidiary primarily enters into foreign currency forward exchange contracts in order to reduce the effects of fluctuating foreign currency exchange rates.  We do not engage in the trading of foreign currency forward exchange contracts or interest rate swaps.

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

            We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2004 , we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $4.0 million and GB Pounds 6.5 million.

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

Part II.  Other Information

             Items 1, 2, 3 and 4 are omitted as they are either not applicable or have been included in Part I.

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

            Item 6.    Exhibits and Reports on Form 8-K.

 (a)       Exhibits:

            The following documents are filed herewith:

Exhibit No.	Description
2.2	Offer for purchase and sale of stock of the Nickel S.A. Company under conditions precedent among Inter Parfums S.A. and Philippe Dumont et al dated March 29, 2004- French original

2.2.1	Offer for purchase and sale of stock of the Nickel S.A. Company under conditions precedent among Inter Parfums S.A. and Philippe Dumont et al dated March 29, 2004- English translation

2.3	Agreement for Sale of Equity Capital with Condition Precedent dated March 29, 2004- French original

2.3.1	Agreement for Sale of Equity Capital with Condition Precedent dated March 29, 2004- English translation

10.101	Shareholders Agreement from Nickel SA Company dated March 29, 2004- French original

10.101.1	Shareholders Agreement from Nickel SA Company dated March 29, 2004- English translation

10.102	Agreement between BNP Paribas and Inter Parfums SA dated March 17, 2004- French Original

10.102.1	Agreement between BNP Paribas and Inter Parfums SA dated March 17, 2004- English translation

31	Certifications required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

  (b)               We furnished the following Current Reports on Form 8-K:

 (1)   Date of event - January 7, 2004, reporting Items 4 and 7 and

(2)   Date of event - January 14, 2004, reporting Items 7 and 9 and

(3)   Date of event - January 7, 2004, amending on February 16, 2004 Form 8-K date of event - January 9, 2004, reporting Item 4 and 7 and

(4)   Date of event  - March 9, 2004, reporting Items 7 and 12 and

(5)   Date of event  - April 7, 2004, reporting Items 5 and 7 and

(6)   Date of event  - April 13, 2004, reporting Items 7, 9 and 12.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11 day of May 2004.

                                                                                    INTER PARFUMS, INC.

                                                                        By:       /s/ Russell Greenberg
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

 Date: May 11, 2004

 /s/ Jean Madar
Jean Madar, Chief Executive Officer

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

 Date: May 11, 2004

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer and
Principal Accounting Officer

 Exhibit 32

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended March 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: May 11, 2004                                        By:                 /s/Jean Madar
                                                                                                Jean Madar
                                                                                                Chief Executive Officer

Date: May 11, 2004                                        By:                   /s/Russell Greenberg
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