Form 10-Q
period 2004-06-30
INTER PARFUMS INC
filed 2004-08-23
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

                                     OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ______.


                         Commission File No. 0-16469
                                             -------

                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       13-3275609
          --------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)

                 551 FIFTH AVENUE, NEW YORK, NEW YORK     10176
                 ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 983-2640
                  ---------------------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 11, 2004 there were 19,170,936 shares of common stock, par value $.001 per share, outstanding.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              Page Number
Part I.   Financial Information

         Item 1.   Financial Statements                                             1

                      Consolidated Balance Sheets
                      as of June 30, 2004 (unaudited)
                      and December 31, 2003 (audited)                               2

                      Consolidated Statements of Income
                      for the Three and Six Months Ended
                      June 30, 2004 (unaudited)
                      and June 30, 2003 (unaudited)                                 3

                      Consolidated Statements of Cash Flows
                      for the Six Months Ended
                      June 30, 2004 (unaudited) and
                      June 30, 2003 (unaudited)                                     4

                      Notes to Consolidated Financial Statements                    5

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                 9

         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                             18

         Item 4.   Controls and Procedures                                          19

Part II.   Other Information                                                        20

         Item 4.   Submission of Matters to a Vote of Security Holders              20

         Item 5.   Other Information                                                21

         Item 6.   Exhibits and Reports on Form 8-K                                 22

Signatures                                                                          23

Certifications                                                                      24

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

         The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                  ASSETS

                                                                            June 30,              December 31,
                                                                              2004                    2003
                                                                       --------------------    --------------------
                                                                           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                         $           41,293      $           58,958
     Account receivable, net                                                       55,987                  63,467
     Inventories                                                                   75,236                  54,255
     Receivables, other                                                             6,691                   1,631
     Other current assets                                                           1,812                   1,638
     Income tax receivable                                                            475                   1,110
     Deferred tax asset                                                             2,018                   1,381
                                                                       --------------------    --------------------

         Total current assets                                                     183,512                 182,440

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                           6,027                   4,967

TRADEMARKS AND LICENSES, NET                                                       28,057                   6,323

GOODWILL                                                                            5,499                      --

OTHER ASSETS                                                                          533                     271
                                                                       --------------------    --------------------

                                                                       $          223,628      $          194,001
                                                                       ====================    ====================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Loans payable - banks                                             $            8,819      $              121
     Current portion of long-term debt                                              3,867                      --
     Accounts payable                                                              42,080                  45,152
     Accrued expenses                                                              15,220                  17,403
     Income taxes payable                                                           2,175                   3,411
     Dividends payable                                                                575                     383
                                                                       --------------------    --------------------

         Total current liabilities                                                 72,736                  66,470
                                                                       --------------------    --------------------

LONG-TERM DEBT, LESS CURRENT PORTION                                               14,262                      --
                                                                       --------------------    --------------------
DEFERRED TAX LIABILITY                                                              2,006                   1,417
                                                                       --------------------    --------------------
PUT OPTIONS                                                                         1,920                      --
                                                                       --------------------    --------------------
MINORITY INTEREST                                                                  23,632                  21,198
                                                                       --------------------    --------------------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par; authorized
       1,000,000 shares; none issued
     Common stock, $.001 par; authorized 30,000,000 shares;
       outstanding 19,170,936 and 19,164,186 shares at
       June 30, 2004 and December 31, 2003, respectively                               19                      19
     Additional paid-in capital                                                    34,387                  34,363
     Retained earnings                                                             94,406                  87,376
     Accumulated other comprehensive income                                         6,506                   9,404
     Treasury stock, at cost, 7,180,579 common
       shares at June 30, 2004 and December 31, 2003                              (26,246)                (26,246)
                                                                       --------------------    --------------------
                                                                                  109,072                 104,916
                                                                       --------------------    --------------------
                                                                       $          223,628      $          194,001
                                                                       ====================    ====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                           Three Months Ended                          Six Months Ended
                                                                June 30,                                   June 30,
                                                        2004                 2003                 2004                  2003
                                                 -------------------   ------------------   ------------------    ------------------
NET SALES                                        $         46,733      $         41,393     $        105,125      $         78,956

COST OF SALES                                              23,051                21,267               52,719                40,942
                                                 -------------------   ------------------   ------------------    ------------------

GROSS MARGIN                                               23,682                20,126               52,406                38,014

SELLING, GENERAL AND ADMINISTRATIVE                        16,790                14,413               35,382                27,572
                                                 -------------------   ------------------   ------------------    ------------------

INCOME FROM OPERATIONS                                      6,892                 5,713               17,024                10,442
                                                 -------------------   ------------------   ------------------    ------------------

OTHER EXPENSES (INCOME):
     Interest expense                                         107                    31                  209                   167
     (Gain) loss on foreign currency                           (9)                  199                  483                   145
     Interest and dividend income                            (212)                 (282)                (444)                 (457)
     Loss on subsidiary's issuance of stock                    25                   144                   25                   155
                                                 -------------------   ------------------   ------------------    ------------------

                                                              (89)                   92                  273                    10
                                                 -------------------   ------------------   ------------------    ------------------

INCOME BEFORE INCOME TAXES                                  6,981                 5,621               16,751                10,432

Income taxes                                                2,489                 1,932                5,953                 3,642
                                                 -------------------   ------------------   ------------------    ------------------

NET INCOME BEFORE MINORITY INTEREST                         4,492                 3,689               10,798                 6,790

Minority interest in net income
     of consolidated subsidiary                             1,091                   752                2,618                 1,350
                                                 -------------------   ------------------   ------------------    ------------------

NET INCOME                                       $          3,401      $          2,937     $          8,180      $          5,440
                                                 ===================   ==================   ==================    ==================

NET INCOME PER SHARE:
        BASIC                                               $0.18                 $0.15                $0.43                 $0.29
        DILUTED                                             $0.17                 $0.15                $0.40                 $0.27
                                                 ===================   ==================   ==================    ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
        BASIC                                              19,171                18,999               19,170                18,989
        DILUTED                                            20,578                19,906               20,596                19,907
                                                 ===================   ==================   ==================    ==================











SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                   Six months ended
                                                                                       June 30,
                                                                             2004                  2003
                                                                       ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $          8,180      $          5,440
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
         Depreciation and amortization                                            1,443                   891
         Minority interest in net income of consolidated
           Subsidiary                                                             2,618                 1,350
         Deferred tax (benefit) provision                                           (90)                  371
         Loss on subsidiary's issuance of stock                                      25                   155
     Changes in:
         Accounts receivable, net                                                 5,997                (4,568)
         Inventories                                                            (22,085)              (12,137)
         Other assets                                                            (5,387)                 (402)
         Accounts payable and accrued expenses                                   (5,305)               12,381
         Income taxes payable, net                                                 (502)                  213
                                                                       ------------------    ------------------

           Net cash provided by (used in) operating activities                  (15,106)                3,694
                                                                       ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and leasehold improvements                            (1,919)               (1,010)
     Payment for licenses acquired                                              (20,301)                   --
     Acquisition of businesses, net of cash acquired                             (4,428)                   --
                                                                       ------------------    ------------------

           Net cash used in investing activities                                (26,648)               (1,010)
                                                                       ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in loans payable - bank                                             8,482                 1,416
     Proceeds from long-term debt                                                18,454                    --
     Proceeds from sale of stock of subsidiary                                      199                   505
     Proceeds from exercise of options                                               24                     5
     Dividends paid                                                                (958)                 (664)
     Dividends paid to minority interest                                           (776)                 (409)
     Purchase of treasury stock                                                      --                   (64)
                                                                       ------------------    ------------------

           Net cash provided by financing activities                             25,425                   789
                                                                       ------------------    ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (1,336)                2,446
                                                                       ------------------    ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (17,665)                5,919


Cash and cash equivalents - beginning of period                                  58,958                38,290
                                                                       ------------------    ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $         41,293      $         44,209
                                                                       ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for:
         Interest                                                      $            211      $            446
         Income taxes                                                  $          7,053      $          3,530

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

         The Company applies APB No. 25 and related interpretations in accounting for its stock option incentive plans. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all awards.

       (In thousands, except per share data)                        Three months ended         Six months ended
                                                                         June 30,                  June 30,
                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  -----------  -----------
       Reported net income                                       $     3,401  $     2,937  $     8,180  $     5,440
       Stock-based employee compensation expense included in
           reported net income, net of related tax effect                 --           --           --           --
       Stock-based employee compensation determined under the
           fair value based method, net of tax effect                     --           --          (93)         (22)
                                                                 -----------  -----------  -----------  -----------

       Pro forma net income                                      $     3,401  $     2,937  $     8,087  $     5,418
                                                                 ===========  ===========  ===========  ===========

       Income per share, as reported:
          Basic                                                  $      0.18  $      0.15  $      0.43  $      0.29
          Diluted                                                $      0.17  $      0.15  $      0.40  $      0.27
                                                                 ===========  ===========  ===========  ===========

       Pro forma net income per share:
          Basic                                                  $      0.18  $      0.15  $      0.42  $      0.29
          Diluted                                                $      0.17  $      0.15  $      0.39  $      0.27
                                                                 ===========  ===========  ===========  ===========

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMPREHENSIVE INCOME:

        (In thousands)                                               Three months ended              Six months ended
                                                                          June 30,                       June 30,
                                                                    2004            2003           2004           2003
                                                                -------------- -------------   -------------- -------------
       Comprehensive income:
          Net income                                            $       3,401  $       2,937   $       8,180  $       5,440
          Other comprehensive income, net of tax:
             Foreign currency translation adjustment                     (994)         2,832          (2,860)         4,450
             Change in fair value of derivatives                          (27)            70             (38)            93
                                                                -------------- -------------   -------------- -------------

                            Comprehensive income                $       2,380  $       5,839   $       5,282  $       9,983
                                                                =============  =============   =============  =============

4.       GEOGRAPHIC AREAS:

         Information related to domestic and foreign operations is as follows:

        (In thousands)                       Three months ended              Six months ended
                                                  June 30,                       June 30,
                                            2004            2003           2004           2003
                                        -------------- --------------  -------------  -------------
       Net Sales:
          United States                 $      10,047  $      10,102   $      20,185  $      20,513
          Europe                               36,836         31,326          85,125         58,541
          Eliminations                           (150)           (35)           (185)           (98)
                                        -------------- --------------  -------------  -------------

                                        $      46,733  $      41,393   $     105,125  $      78,956
                                        =============  =============   =============  =============

       Net Income:
          United States                 $         145  $         494   $         343  $         992
          Europe                                3,268          2,439           7,847          4,445
          Eliminations                            (12)             4             (10)             3
                                        -------------- -------------   -------------- -------------

                                        $       3,401  $       2,937   $       8,180  $       5,440
                                        =============  =============   =============  =============

5.       RECLASSIFICATIONS:

         Certain items in the accompanying Consolidated Statements of Income have been reclassified to conform to current period presentation.

6.       EARNINGS PER SHARE:

         Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       EARNINGS PER SHARE (CONTINUED):

         The following table sets forth the computation of basic and diluted earnings per share:

         (In thousands)                                             Three months ended          Six months ended
                                                                         June 30,                   June 30,
                                                                    2004          2003          2004         2003
                                                                ------------   -----------  -----------   -----------
         Numerator:
            Net income                                          $      3,401   $     2,937  $     8,180   $     5,440
                                                                ============   ===========  ===========   ===========

         Denominator:
            Weighted average shares                                   19,171        18,999       19,170        18,989
            Effect of dilutive securities:
                  Stock options                                        1,407           907        1,426           918
                                                                ------------   -----------  -----------   -----------

         Denominator for diluted earnings per share                   20,578        19,906       20,596        19,907
                                                                ============   ===========  ===========   ===========

7.       INVENTORIES:

         Inventories consist of the following:

         (In thousands)                                             June 30,         December 31,
                                                                      2004               2003
                                                                -----------------  -----------------
         Raw materials and component parts                      $          27,793  $          19,776
         Finished goods                                                    47,443             34,479
                                                                -----------------  -----------------

                                                                $          75,236  $          54,255
                                                                =================  =================

8.       ACQUISITION OF BUSINESS:

         In April 2004, the Company's French subsidiary, Inter Parfums, S.A., ("IPSA") acquired a 67.5% interest in Nickel S.A. ("Nickel") for approximately $8.3 million in cash including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to IPSA from January 2007 through June 2007. Based on a preliminary independent valuation, management has valued the put options at $1.92 million and has recorded a long term liability and increased goodwill accordingly. Management will mark these options to market on a quarterly basis through earnings and is in the process of completing the valuation of the options. The purchase price for the minority shares will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel or at a price approximately 7% above the recent purchase price. In addition, the Company has the right to call the stock based on the same formula and price. The acquisition has been accounted for as a business combination and the results of Nickel have been included in the Company's consolidated financial statements from the date of the acquisition.

         Net sales of Nickel products for the period April 1, 2004 through June 30, 2004 aggregated $1.1 million and net income for the same period was insignificant. For the year ended March 31, 2004, prior to the acquisition, Nickel generated net sales of approximately $6 million.

         The company has not yet completed the evaluation and allocation of the purchase price for the 2004 acquisition as the appraisals associated with the valuations of certain

                      INTER PARFUMS, INC. AND SUBSIDIARIES


         intangible assets are preliminary. The company does not believe that the final appraisals will materially modify the preliminary purchase price allocation.

9.       ACQUISITION OF LICENSE:

         In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin S.A. ("Lanvin") to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004 and provided for an upfront non-recoupable license fee of $19.2 million, the purchase of existing inventory of $7.2 million subject to certain contractual adjustments, and requires advertising expenditures and royalty payments in line with industry practice, as well as, the assumption of certain pre-existing contractual obligations.

10.      LONG-TERM DEBT:

         In connection with the acquisition of the license referred to above IPSA initially financed the license fee by utilizing $18.0 million from one of its short-term credit facilities. In July, IPSA converted the loan into a $19.2 million five-year credit agreement, accordingly the borrowings under the short-term credit agreement at June 30, 2004, has been classified to long-term in accordance with the terms of the new credit agreement. The long-term credit facility, which bears interest at 0.60% above the Eurobor rate, provides for principal to be repaid in 20 equal quarterly installments of $0.96 million and requires the maintenance of certain financial covenants.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


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

         OVERVIEW

         We operate in a single segment in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We specialize in prestige perfumes and cosmetics and mass-market perfumes, cosmetics and health and beauty aids. Most of our prestige products are produced and marketed by our 75% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 25% of Inter Parfums, S.A. shares trade on the Paris Bourse.

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume or cosmetic line consistent with world market trends.

o Mass-market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass-market cosmetics and health and beauty aids.

         Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 81% of net sales for the six-month period ended June 30, 2004. Since 1992 we have built a portfolio of brands under licenses which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Diane von Furstenberg and Lanvin, which are distributed in over 120 countries around the world. In terms of sales, Burberry is our most significant license, and sales of Burberry products represented 64% and 49% of net sales for the six-month periods ended June 30, 2004 and 2003, respectively.

         Our current Burberry license extends us through December 31, 2006. We believe it is important to have a long-term relationship with Burberry at this time because product development and marketing strategies, including planning for product launches, can and often do, extend over several years. Accordingly, a new license agreement is under advanced discussion with Burberry. We expect that a definitive agreement will be reached in September. Taking into consideration discussions held to date, we anticipate that our royalty rate will increase effective July 1, 2004, as will our advertising requirements beginning in 2005. We are

                      INTER PARFUMS, INC. AND SUBSIDIARIES

putting the finishing touches on our business plan that is expected to mitigate theses incremental costs beginning in 2005. While we anticipate a short-term impact on our bottom line, particularly for the second half of 2004, the growth potential offered by this world-renown brand makes us confident about our future long-term prospects.

         In April 2004, we acquired a 67.5% interest in Nickel S.A. ("Nickel") for approximately $8.3 million in cash, including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. Nickel produces a full line of high-end skin care products for men which are sold in prestige department and specialty stores throughout Western Europe and the United States, as well as through its men's spas in France, New York and its licensed spa in San Francisco.

         In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004 and provided for an upfront license fee of $19.2 million and the purchase of existing inventory of $7.2 million.

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

         Our mass market product lines, which represent 19% of sales for the six-month period ended June 30, 2004, are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

         We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisition. Second, we grow through the creation of product line extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES


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

         Long-lived assets, including trademarks, licenses and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, then we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of other long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

         RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE AND SIX
         MONTHS ENDED JUNE 30, 2003

NET SALES                           Three months ended June 30,             Six months ended June 30,
   (In millions)                                 %                                      %
                                  2004        Change        2003            2004      Change      2003
                              ------------              ------------    ------------            ----------
Prestige product sales        $      36.9       20%     $     30.7       $    84.9        48%    $    57.4
Mass market product sales             9.8       (8%)          10.7            20.2        (6%)        21.6
                              ------------              ------------    ------------            ----------

Total net sales               $      46.7       13%     $     41.4       $   105.1        33%    $    79.0
                              ============              ============    ============            ==========

         Net sales for the three months ended June 30, 2004 increased 13% to $46.7 million, as compared to $41.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 14% for the period.

         Net sales for the six months ended June 30, 2004 increased 33% to $105.1 million, as compared to $79.0 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 28% for the period.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         Prestige product sales increased 20% for the three months ended June 30, 2004 and 48% for the six months ended June 30, 2004, as compared to the corresponding periods of the prior year. Growth in prestige product sales is primarily attributable to the global rollout of Burberry Brit for women, which began in the third quarter of 2003, and has expanded during 2004 to Asia, South America and the Middle East. We anticipate that Burberry Brit for women will be the best selling fragrance in our history. We are also looking forward to the launch in the fall of the Burberry Brit for men line in selected markets.

         In September 2003, we launched our first prestige cosmetics line, Diane von Furstenberg Beauty, in some of the finest retail doors in the United States as well as in the designer's boutiques in New York, Miami, London and Paris, which opens later this summer. Initial sales have been satisfactory and efforts are being made to increase consumer awareness. During the first half of 2004, we undertook many promotional events including personal appearances, free makeovers and gift with purchase programs in an attempt to increase sell through at store level. Diane von Furstenberg products are now available on Sephora.com and at several Sephora retail locations.

         The year 2004, included a number of brand extensions. During the second quarter of 2004, we launched a limited edition warm weather, seasonal fragrance for our Celine and Christian Lacroix brands. In July, we unveiled new fragrance families for both S.T. Dupont and Paul Smith and we will begin the distribution for Lanvin, our newest products under license. In early 2005, we also plan to introduce a new Christian Lacroix fragrance family for men and women.

         With respect to our mass market product lines, net sales were off 8% for the three months ended June 30, 2004 and 6% for the six months ended June 30, 2004, as compared to the corresponding periods of the prior year. Sales gains continue in the US dollar store retail environment as our customers continued to open additional doors and carry more of our product offerings. These gains however, were more than offset by a decline in export sales primarily to Mexico and Central and South America. We continue to closely monitor our credit risk in those territories and are willing to forego some sales volume to minimize our overall credit exposure.

         Our new product development program for all of our product groups is well under way, and, as previously mentioned, we expect to roll out new products throughout 2004 and 2005. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

         In April 2004, the Company's French subsidiary, Inter Parfums, S.A., ("IPSA") acquired a 67.5% interest in Nickel S.A. ("Nickel") for approximately $8.3 million in cash including an additional capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired.

         Established in 1996 by Philippe Dumont, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care product lines for men. The Nickel range of some fifteen skin care products for the face and body is sold through prestige department and specialty stores primarily in France (500 outlets), the balance of Western Europe (900 outlets) and in the United States (300 outlets), as well as through its men's spas in Paris, New York and, most recently, its licensed spa in San Francisco.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         Net sales of Nickel products for the period April 1, 2004 through June 30, 2004 aggregated $1.1 million and net income for the same period was insignificant. For the year ended March 31, 2004, prior to the acquisition Nickel generated net sales of approximately $6 million.

         In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin S.A. ("Lanvin") to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004.

         A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia particularly with the lines Arpege (created in 1927), Lanvin L'Homme (1997), Oxygene (2000), Eclat d'Arpege (2002) and Vetyver (2003).

GROSS MARGINS                            Three months ended                  Six months ended
                                              June 30,                           June 30,
   (In millions)                       2004              2003             2004              2003
                                   ------------     -------------     ------------      ------------
Net sales                          $     46.7       $     41.4         $   105.1         $    78.9
Cost of sales                            23.0             21.3              52.7              40.9
                                   ------------     -------------     ------------      ------------

Gross margin                       $     23.7       $     20.1         $    52.4         $    38.0
                                   ============     =============     ============      ============

Gross margin as a
   percent of net sales                    51%              49%               50%               48%
                                   ============     =============     ============      ============

         Gross profit margin was 51% and 50% for the three and six-month periods ended June 30, 2004, as compared to 49% and 48% for the corresponding periods of the prior year. Sales of products in our prestige fragrance lines generate a significantly higher gross profit margin than sales of our mass-market product lines. The gross margin improvement is primarily attributable to the 20% and 48% net sales growth rate achieved in our prestige product lines for the three and six-month periods ended June 30, 2004, respectively, as compared to the corresponding periods of the prior year. In addition, it is important to point out that gross margins are also affected by changes in exchange rates and, since the cost of many promotional activities are included in cost of sales and the timing of promotional activities vary, we have experienced, and expect to continue to experience, fluctuations in our gross margin percentage.

SELLING, GENERAL &                       Three months ended                  Six months ended
ADMINISTRATIVE                                June 30,                           June 30,
   (In millions)                       2004              2003             2004              2003
                                   ------------     -------------     ------------      ------------
Selling, general & administrative  $    16.8        $    14.4         $    35.4         $    27.6
                                   ============     =============     ============      ============

Selling, general & administrative
 as a % of net sales                    36%              35%               34%               35%
                                   ============     =============     ============      ============

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         Selling, general and administrative expense increased 16% and 28% for the three and six-month periods ended June 30, 2004, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales selling, general and administrative was 36% and 34% of sales for the three and six-month periods ended June 30, 2004, respectively, as compared to 35% for both corresponding periods of the prior year. Sales growth in our prestige product lines require higher selling, general and administrative expenses because promotion and advertising are prerequisites for sales of designer prestige products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige brands and to build upon each brand's awareness.

         Promotion and advertising included in selling, general and administrative expenses was approximately 12% of prestige product sales for the six-month period ended June 30, 2004 and 15% for the six-month period ended June 30, 2003. Our mass-market product lines do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable.

         As previously reported, IPSA was a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the owner of the Ombre Rose trademark. In October 1999, IPSA received notice of a judgment in favor of Brosseau, which awarded damages of approximately $0.85 million (at current exchange rates).

         IPSA appealed the judgment as it vigorously and categorically denied the claims of Brosseau. In June 2000, as a result of certain developments, Inter Parfums, S.A. and its special litigation counsel considered it likely that the judgment would be sustained and therefore took a charge against earnings for $0.85 million, the full amount of the judgment. In February 2001, the Court of Appeal named an expert to proceed with additional investigations and required IPSA to pay $0.14 million as an advance for damages claimed by Brosseau.

         In February 2004, the Court of Appeal ordered IPSA to pay total damages of $0.39 million of which $0.14 million has already been advanced. Brosseau had until the end of May 2004 to appeal this decision. No appeal has been filed, and therefore, in May 2004, IPSA reversed its remaining litigation reserve aggregating approximately $0.46 million. This reversal is included as a reduction of administrative expenses in the accompanying consolidated statement of income.

         Interest expense aggregated $0.2 million for both six-month periods ended June 30, 2004 and June 30, 2003. We use the credit lines available to us, as needed, to finance our working capital needs and short-term financing for acquisitions.

         Foreign currency losses aggregated $0.5 million and $0.1 million for the six-month periods ended June 30, 2004 and June 30, 2003, respectively. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

         Our effective income tax rate was 35.7% for the three months ended June 30, 2004, as compared to 34.4% for the corresponding period of the prior year. Our effective income tax rate was 35.5% for the six months ended June 30, 2004, as compared to 34.9% for the corresponding period of the prior year. These rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         Net income increased 16% to $3.4 million for the three months ended June 30, 2004, as compared to $2.9 million for the corresponding period of the prior year. Net income increased 50% to $8.2 million for the six months ended June 30, 2004, as compared to $5.4 million for the corresponding period of the prior year.

         Diluted earnings per share increased 13% to $0.17 for the three months ended June 30, 2004, as compared to $0.15 for the corresponding period of the prior year. Diluted earnings per share increased 48% to $0.40 for the six months ended June 30, 2004, as compared to $0.27 for the corresponding period of the prior year.

         Weighted average shares outstanding aggregated 19.2 million for both the three and six-month periods ended June 30, 2004, as compared to 19.0 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.6 million for the three and six-month periods ended June 30, 2004, as compared to 19.9 million for the corresponding periods of the prior year. The increase in the average diluted shares outstanding is the result of the effect of dilutive securities resulting from an increase in our stock price. The average stock price of our common shares was $23.15 per share for the three-month period ended June 30, 2004, as compared to $7.20 per share for the corresponding period of the prior year.

         LIQUIDITY AND FINANCED RESOURCES

         Our financial position remains strong. At June 30, 2004, working capital aggregated $111 million and we had a working capital ratio of 2.5 to 1. Cash and cash equivalents aggregated $41.3 million.

         In April 2004, IPSA acquired a 67.5% interest in Nickel for approximately $8.3 million in cash including an additional capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. We funded this acquisition with cash on hand and do not expect it to have any further significant effect on our financial position.

         In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004 and provided for an upfront license fee of $19.2 million and the purchase of existing inventory of $7.2 million subject to certain contractual adjustments. IPSA initially financed the license fee by utilizing $18.0 million from one of its short-term credit facilities. In July, IPSA converted the loan into a $19.2 million five-year credit agreement. This long-term credit facility, which bears interest at 0.60% above the Eurobor rate, provides for principal to be repaid in 20 equal quarterly installments of $0.96 million and requires the maintenance of certain financial coverants

         Our short-term cash requirements are expected to be met by available cash at June 30, 2004, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Historically, borrowings under these facilities have been minimal as we typically use our cash to finance all of our working capital needs. However, as of June 30, 2004 we drew down approximately $8.5 million on our credit lines to help finance our working capital needs.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

         Cash used in operating activities aggregated $15.1 million for the six-month period ended June 30, 2004, as compared to cash provided by operating activities of $3.7 million for the corresponding period of the prior year. We finance our growth primarily with working capital and to a lesser extent our available credit lines. Cash used in operating activities for 2004 reflects a significant increase (approximately $22.1 million) in inventory. This increase includes approximately $7.2 million acquired in late June 2004 from Lanvin in connection with our new license agreement. We have also been building inventory in anticipation of the launches of new product lines in planned for July and September 2004.

         Cash flows used in investing activities normally consists of $1.0 to $2.0 million per year spent on tools and molds, depending on our new product development calendar, with the balance of capital expenditures representing office fixtures, computer equipment and industrial equipment needed at our distribution centers. For the six-month period ended June 30, 2004, cash flows used in investing activities aggregated $26.6 million. Included in this amount is approximately $20.3 million paid for the purchase of the Lanvin license (including legal expenses and fees) and approximately $4.4 million paid for the Nickel acquisition, net of cash acquired.

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

         CONTRACTUAL OBLIGATIONS

         We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter are $3.8 million, $3.2 million, $2.1 million, $1.5 million, $1.3 million and $2.6 million, respectively.

         We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Obligations pursuant to these license agreements for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter are $5.3 million, $7.8 million, $8.0 million, $5.5 million, $5.2 million and $33.1 million, respectively.

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

         We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2004, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $16.3 million and GB Pounds 6.4 million.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

         ITEMS 1, 2 AND 3 ARE OMITTED AS THEY ARE EITHER NOT APPLICABLE OR HAVE BEEN INCLUDED IN PART I.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on 6 August 2004 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

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

Nominee                                 Votes For                Votes Withheld

Jean Madar                              17,823,609                 1,118,230
Philippe Benacin                        17,823,309                 1,118,530
Russell Greenberg                       17,823,549                 1,118,290
Francois Heilbronn                      18,413,683                   528,156
Joseph A. Caccamo                       17,823,549                 1,118,290
Jean Levy                               18,412,287                   529,552
Robert Bensoussan-Torres                18,496,539                   445,300
Daniel Piette                           18,313,137                   628,702
Jean Cailliau                           18,474,839                   467,000
Philippe Santi                          17,902,949                 1,038,890
Serge Rosinoer                          17,763,579                 1,178,260

(c) The other items presented to the shareholders at the annul meeting and the results of voting are described below. A majority of the outstanding shares were cast for all of such proposals, and all of such proposals were passed.

         1. The results of the voting were as follows on the proposal to approve an amendment to our Certificate of Incorporation to authorize an increase in the number of authorized shares of Common Stock from 30,000,000 to 100,000,000:

                                  17,006,082   FOR
                                   1,920,111   AGAINST
                                      15,643   ABSTAINED
                                           3   BROKER NON VOTES

          2. The results of the voting were as follows for the proposal to approve the adoption of our 2004 Stock Option Plan:

                                  14,792,060   FOR
                                   1,415,396   AGAINST
                                      12,863   ABSTAINED
                                   2,721,520   BROKER NON VOTES

                      INTER PARFUMS, INC. AND SUBSIDIARIES


         3. The results of the voting were as follows for the proposal to approve the adoption of our 2004 Nonemployee Director Stock Option Plan:

                                  15,488,115   FOR
                                     725,995   AGAINST
                                       6,208   ABSTAINED
                                   2,721,521   BROKER NON VOTES

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

         During the quarterly period covered by this report, the audit committee authorized the following non-audit services to be performed by our auditors.

         1. We were authorized to retain each of KPMG LLP and KPMG SA in order to perform such review as may be necessary in order to provide their required consents in the Registration Statement on Form S-8 to incorporate by reference their reports on the audit of our financial statements which are included in the Annual Report on Form 10-K for the year ended December 31, 2003. Fees for such services are to be subject to the approval of the Audit Committee.

         2. We were authorized to retain each of KPMG LLP and KPMG SA in order to provide tax consultation in the ordinary course of for fiscal year ending 31 December 2004.

         3. We were authorized to retain each of KPMG LLP and KPMG SA in order to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending 31 December 2004. Approval of the audit committee is required for any further tax services.

         4. Francois Heilbronn, the Chairman of the Committee, has been delegated the authority by the audit committee to grant pre-approvals for other services that are to be provided by either KPMG LLP and KPMG SA on an expedited basis, if obtaining pre-approval of the audit committee is not practicable under the circumstances.

                      INTER PARFUMS, INC. AND SUBSIDIARIES


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

         The following documents are filed herewith:

Exhibit No.     Description

3.1.6           Amendment to Certificate of Incorporation dated 6 August 2004

10.104          Lease dated as of 1 March 2001 for 300 West 14th Street, New
                York, NY

10.105 Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (French Original)

10.105.1 Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (English Translation)

10.106 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)

10.106.1 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)

10.107 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

10.107.1 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)

10.108 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France (French Original)

10.108.1 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France(English Translation)

31              Certifications required by Rule 13a-14(a)

32              Certification Required by Section 906 of the Sarbanes-Oxley Act

     (b)   We filed or furnished the following Current Reports on Form 8-K:

          (1) Date of event - 10 May 2004, reporting Items 7, 9 and 12;
          (2) Date of event - 3 June 2004, reporting Items 5 and 7;
          (3) Date of event - 14 June 2004, reporting Items 5 and 7;
          (4) Date of event - 15 July 2004, reporting Items 7, 9 and 12; and
          (5) Date of event - 11 August 2004, reporting Items 7, 9 and 12.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of August 2004.



                                            INTER PARFUMS, INC.



                                        By: /s/ RUSSELL GREENBERG
                                            ----------------------------
                                            Executive Vice President and
                                            Chief Financial Officer