Form 10-Q
period 2004-11-15
INTER PARFUMS INC
filed 2004-11-15
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the quarterly period ended September 30, 2004.

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

At November 11, 2004 there were 19,346,417 shares of common stock, par value $.001 per share, outstanding.

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

        The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)
ASSETS

	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$ 34,747	$ 58,958
Account receivable, net	78,171	63,467
Inventories	68,500	54,255
Receivables, other	1,925	1,631
Other current assets	2,413	1,638
Income tax receivable	303	1,110
Deferred tax asset	2,394	1,381

Total current assets	188,453	182,440

Equipment and leasehold improvements, net	5,896	4,967

Trademarks and licenses, net	31,597	6,323

Goodwill	4,670	--

Other assets	518	271

	$ 231,134	$ 194,001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable - banks	$ 7,845	$ 121
Current portion of long-term debt	3,945	--
Accounts payable	29,486	45,152
Accrued expenses	29,401	17,403
Income taxes payable	2,483	3,411
Dividends payable	575	383

Total current liabilities	73,735	66,470

Long-term debt, less current portion	14,797	--

Deferred tax liability	2,403	1,417

Put options	857	--

Minority interest	25,277	21,198

Shareholders' equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 19,175,249 and 19,164,186 shares at September 30, 2004 and December 31, 2003, respectively	19	19
Additional paid-in capital	34,412	34,363
Retained earnings	97,868	87,376
Accumulated other comprehensive income	8,012	9,404
Treasury stock, at cost, 7,180,579 common shares at September 30, 2004 and December 31, 2003	(26,246)	(26,246)

	114,065	104,916

	$ 231,134	$ 194,001

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$ 67,090	$ 57,401	$ 172,215	$ 136,358

Cost of sales	33,822	29,890	86,541	70,832

Gross margin	33,268	27,511	85,674	65,526

Selling, general and administrative	25,261	19,090	60,643	46,663

Income from operations	8,007	8,421	25,031	18,863

Other expenses (income):
Interest expense	239	56	448	223
(Gain) loss on foreign currency	19	(489)	503	(344)
Interest and dividend income	(139)	(183)	(583)	(640)
Loss on subsidiary's issuance of stock	--	--	25	155

	119	(616)	393	(606)

Income before income taxes	7,888	9,037	24,638	19,469

Income taxes	2,658	3,177	8,611	6,819

Net income before minority interest	5,230	5,860	16,027	12,650

Minority interest in net income of consolidated subsidiary	1,193	1,176	3,810	2,526

Net income	$ 4,037	$ 4,684	$ 12,217	$ 10,124

Net income per share:
Basic	$0.21	$0.25	$0.64	$0.53
Diluted	$0.20	$0.23	$0.60	$0.51

Weighted average number of shares outstanding:
Basic	19,171	19,024	19,170	19,000
Diluted	20,397	20,182	20,530	19,997

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 12,217	$ 10,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,484	2,088
Minority interest in net income of consolidated subsidiary	3,810	2,526
Deferred tax (benefit) provision	(1)	390
Loss on subsidiary's issuance of stock	25	156
Change in fair value of put options	(74)	--
Changes in:
Accounts receivable, net	(15,126)	(21,572)
Inventories	(14,025)	(5,144)
Other assets	(1,044)	(93)
Accounts payable and accrued expenses	(8,510)	8,814
Income taxes payable, net	(47)	2,052

Net cash used in operating activities	(20,291)	(659)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,171)	(1,599)
Payment for licenses acquired	(20,258)	--
Acquisition of businesses, net of cash acquired	(4,416)	--

Net cash used in investing activities	(26,845)	(1,599)

Cash flows from financing activities:
Increase in loans payable - bank	7,316	4,180
Proceeds from long-term debt	19,636	--
Repayment of long-term debt	(982)	--
Proceeds from sale of stock of subsidiary	168	356
Proceeds from exercise of options	49	94
Dividends paid	(1,534)	(1,047)
Dividends paid to minority interest	(776)	(409)
Purchase of treasury stock	--	(64)

Net cash provided by financing activities	23,877	3,110

Effect of exchange rate changes on cash	(952)	2,781

Net (decrease) increase in cash and cash equivalents	(24,211)	3,633

Cash and cash equivalents - beginning of period	58,958	38,290

Cash and cash equivalents - end of period	$ 34,747	$ 41,923

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ 412	$ 561
Income taxes	$ 9,203	$ 4,905

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

(In thousands, except per share data)	Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003

Reported net income	$ 4,037	$ 4,684	$ 12,217	$ 10,124
Stock-based employee compensation expense included in reported net income, net of related tax effect	--	--	--	--
Stock-based employee compensation determined under the fair value based method, net of tax effect	--	--	(93)	(22)

Pro forma net income	$ 4,037	$ 4,684	$ 12,124	$ 10,102

Income per share, as reported:
Basic	$ 0.21	$ 0.25	$ 0.64	$ 0.53
Diluted	$ 0.20	$ 0.23	$ 0.60	$ 0.51

Pro forma net income per share:
Basic	$ 0.21	$ 0.25	$ 0.63	$ 0.53
Diluted	$ 0.20	$ 0.23	$ 0.59	$ 0.51

The weighted average fair values of the options granted during the 2004 and 2003 periods are estimated as $6.89 and $2.07 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.5% in 2004 and 1.0% in 2003; volatility of 50% in both 2004 and 2003; risk-free interest rates at the date of grant, 1.81% in 2004 and 1.70% in 2003; and an expected life of the option of two years.

Notes to Consolidated Financial Statements

3. Comprehensive Income:

(In thousands)	Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003
Comprehensive income:
Net income	$ 4,037	$ 4,684	$ 12,217	$ 10,124
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,515	1,055	(1,345)	5,505
Change in fair value of derivatives used for hedging	(9)	24	(47)	117

Comprehensive income	$ 5,543	$ 5,763	$ 10,825	$ 15,746

4. Geographic Areas:

European operations are primarily conducted in France and primarily represent sales of prestige brand name fragrances. Information related to domestic and foreign operations is as follows:

(In thousands)	Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003
Net Sales:
United States	$ 10,071	$ 11,699	$ 30,256	$ 32,212
Europe	57,835	45,887	142,960	104,429
Eliminations	(816)	(185)	(1,001)	(283)

	$ 67,090	$ 57,401	$ 172,215	$ 136,358

Net Income:
United States	$ 382	$ 844	$ 725	$ 1,836
Europe	3,773	3,851	11,620	8,296
Eliminations	(118)	(11)	(128)	(8)

	$ 4,037	$ 4,684	$ 12,217	$ 10,124

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

Notes to Consolidated Financial Statements

6. Earnings Per Share (continued):

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$ 4,037	$ 4,684	$ 12,217	$ 10,124

Denominator:
Weighted average shares	19,171	19,024	19,170	19,000
Effect of dilutive securities:
Stock options	1,226	1,158	1,360	997

Denominator for diluted earnings per share	20,397	20,182	20,530	19,997

Not included in the above computation is the effect of anti-dilutive potential common shares which consist of options to purchase 220,000 and 83,000 shares of common stock for the three and nine month periods ended September 30, 2004, respectively, and 0 and 271,000 for the three and nine months ended September 30, 2003, respectively.

7. Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2004	December 31, 2003

Raw materials and component parts	$ 23,042	$ 19,776
Finished goods	45,458	34,479

	$ 68,500	$ 54,255

8. Acquisition of Business:

In April 2004, the Company's French subsidiary, Inter Parfums, S.A., ("IPSA") acquired a 67.5% interest in Nickel S.A. ("Nickel") for approximately $8.3 million in cash including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to IPSA from January 2007 through June 2007. Based on an independent valuation, management has valued the put options at $0.93 million as of the date of acquisition, revised from $1.92 million used in June based on a preliminary valuation, and has recorded a long-term liability and increased goodwill accordingly. These options are carried at fair value as determined by management as of September 30, 2004, which resulted in a gain of $74,000, which is included in selling, general and administrative expense in the accompanying consolidated statements of income.

Notes to Consolidated Financial Statements

8. Acquisition of Business (continued):

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

Net sales of Nickel products for the period April 1, 2004 through September 30, 2004 aggregated $2.2 million and net income for the same period was insignificant. For the year ended March 31, 2004, prior to the acquisition, Nickel generated net sales of approximately $6 million.

The Company has not yet completed the evaluation and allocation of the purchase price for the 2004 acquisition, as the appraisals associated with the valuations of certain intangible assets are preliminary. The Company does not believe that the final appraisals will materially modify the current preliminary purchase price allocation.

9. Acquisition of Licenses:

[1] In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin S.A. ("Lanvin") to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004 and provided for an upfront non-recoupable license fee of $19.2 million, the purchase of existing inventory of $7.6 million, and requires advertising expenditures and royalty payments in line with industry practice, as well as, the assumption of certain pre existing contractual obligations.

[2] In October 2004, IPSA entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional 5-years subject to mutual agreement. This new agreement replaces the existing license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In connection with the new license agreement IPSA agreed to pay to Burberry an upfront non-recoupable license fee of approximately $3.6 million, which amount is included in the accompanying balance sheet as of September 30, 2004.

10. Long-Term Debt:

In connection with the acquisition of the Lanvin license referred to above, IPSA initially financed the license fee by utilizing $18.0 million from one of its short-term credit facilities. In July, IPSA converted the loan into a $19.2 million five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the Eurobor rate, provides for principal to be repaid in 20 equal quarterly installments of $0.96 million and requires the maintenance of a debt equity ratio of less than one.

Notes to Consolidated Financial Statements

11. Shareholders' Equity:

In October 2004, both the Chief Executive Officer and the President exercised an aggregate of 65,400 and 97,600 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $167,000 for the Chief Executive Officer and $249,000 for the President were paid by each of them tendering to the Company 13,055 and 19,482 shares, respectively, of the Company's common stock, previously owned by them, valued at $12.805 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 14,395 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $600,000, which will be reflected as an increase to additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2004.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Forward Looking Information

    Statements in this document, which are not historical in nature, are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from projected results. Given these risks, uncertainties and other factors, you are cautioned not to place undue reliance on the forward-looking statements.

    Such factors include renewal of existing license agreements, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress".

    Overview

    We operate in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We manage our business in two segments, French based operations and United States based operations. We specialize in prestige perfumes and mass-market perfumes, cosmetics and health and beauty aids. Most of our prestige products are produced and marketed by our 75% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 25% of Inter Parfums, S.A. shares trade on the Paris Bourse. Prestige cosmetics and prestige skin care products represent less than 5% of consolidated net sales. Our mass-market products are primarily produced and marketed by our United States operations.

  Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume or cosmetic line consistent with world market trends.
  Mass-market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass-market cosmetics and health and beauty aids.

    Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 83% of net sales for the nine-month period ended September 30, 2004. Since 1992 we have built a portfolio of brands under licenses which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Diane von Furstenberg and Lanvin, which are distributed in over 120 countries around the world. In terms of sales, Burberry is our most significant license, and sales of Burberry products represented approximately 62% and 54% of net sales for the nine-month periods ended September 30, 2004 and 2003, respectively.

    On October 12, 2004, we entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional 5-years subject to mutual agreement. This new agreement replaces the existing license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In anticipation of these new terms and to mitigate the associated expenses, we are fine-tuning our operating model. This new model is expected to include increased selling prices, modified cost sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or Company-owned subsidiaries within key markets. While we anticipate a continued short-term impact on our bottom line, particularly for the rest of 2004 and early 2005, the growth potential offered by this international luxury brand makes us confident about our future long-term prospects.

    In April 2004, we acquired a 67.5% interest in Nickel S.A. ("Nickel") for approximately $8.3 million in cash, including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. Nickel produces a full line of high-end skin care products for men which are sold in prestige department and specialty stores throughout Western Europe and the United States, as well as through its men's spas in Paris, New York and its licensed spa in San Francisco.

    In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004 and provided for an upfront license fee of $19.2 million and the purchase of existing inventory of $7.6 million.

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

    Our United States operations, which primarily consists of mass market product lines, represented 17% of sales for the nine-month period ended September 30, 2004, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

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

    Results of Operations

    Three and Nine Months Ended September 30, 2004 as Compared to the Three
    and Nine Months Ended September 30, 2003

Net sales	Three months ended September 30,	Nine months ended September 30,
(In millions)	2004	% Change	2003	2004	% Change	2003

Prestige product sales	$ 58.4	26%	$ 46.3	$ 143.3	38%	$ 103.7
Mass market product sales	8.7	( 22% )	11.1	28.9	( 12% )	32.7

Total net sales	$ 67.1	17%	$ 57.4	$ 172.2	26%	$ 136.4

    Net sales for the three months ended September 30, 2004 increased 17% to $67.1 million, as compared to $57.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 11% for the period.

    Net sales for the nine months ended September 30, 2004 increased 26% to $172.2 million, as compared to $136.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 21% for the period.

    Prestige product sales increased 26% for the three months ended September 30, 2004 and 38% for the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. The excellent performance of Burberry London, Burberry Weekend, Burberry Touch, as well as the Burberry Brit women's collection all contributed to the growth in prestige product sales. In addition, during the third quarter of 2004, the Burberry Brit men's line was launched in the UK, select countries in Western Europe and in the US and will continue to be rolled out over the coming months in South America and the Middle East.

    The year 2004 also included several brand extensions. During the second quarter of 2004, we launched a limited edition warm weather seasonal fragrance for our Celine and Christian Lacroix brands. In July, we unveiled new fragrance families for both S.T. Dupont and Paul Smith and began distribution for Lanvin products, our newest brand under license. In early 2005, we plan to introduce new Christian Lacroix and Celine fragrance families. In addition, our first new Lanvin fragrance is under development in preparation for a late 2005 or early 2006 launch.

    With respect to our mass-market product lines, net sales were off 22% for the three months ended September 30, 2004 and 12% for the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. The decline in mass-market product sales is primarily the result of a decline in export sales to customers in Mexico and Central and South America. The economic environment in that area has been weak throughout 2004 and we have continued to closely monitor our credit risk in those territories and are willing to forego sales volume to minimize our overall credit exposure.

    Our new product development program for all of our product groups is well under way, and as previously mentioned, we have rolled out new products throughout 2004 and have several new product launches planned for 2005. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

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

    Net sales of Nickel products for the period April 1, 2004 through September 30, 2004 aggregated $2.2 million and net income for the same period was insignificant. For the year ended March 31, 2004, prior to the acquisition, Nickel generated net sales of approximately $6 million.

    In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin S.A. ("Lanvin") to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004.

    A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia particularly with the lines Arpège (created in 1927), Lanvin L'Homme (1997), Oxygène (2000), Eclat d'Arpège (2002) and Vetyver (2003).

    In October 2004, we entered into a new long-term fragrance license with Burberry. This new agreement replaces the existing license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In anticipation of these new terms and to mitigate the associated expenses, we are fine-tuning our operating model. This new model is expected to include increased selling prices, modified cost sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or Company-owned subsidiaries within key markets. While we anticipate a continued short-term impact on our bottom line, particularly for the rest of 2004 and early 2005, the growth potential offered by this international luxury brand makes us confident about our future long-term prospects.

Gross margins	Three months ended September 30,	Nine months ended September 30,
(In millions)	2004	2003	2004	2003

Net sales	$ 67.1	$ 57.4	$ 172.2	$ 136.4
Cost of sales	33.8	29.9	86.5	70.8

Gross margin	$ 33.3	$ 27.5	$ 85.7	$ 65.6

Gross margin as a percent of net sales	50%	48%	50%	48%

    Gross profit margin was 50% for both the three and nine-month periods ended September 30, 2004, as compared to 48% for both of the corresponding periods of the prior year. Sales of products from our primarily French based prestige fragrance lines generate a higher gross profit margin than sales of our primarily United States based mass-market product lines. A decline of between 2% and 3% in gross margin as a percentage of sales for United States operations was mitigated by the gross margin improvement resulting the net sales growth rate achieved in prestige product lines for both the three and nine-month periods ended September 30, 2004, as compared to the corresponding periods of the prior year.

Selling, general & administrative	Three months ended September 30,	Nine months ended September 30,
(In millions)	2004	2003	2004	2003

Selling, general & administrative	$ 25.3	$ 19.1	$ 60.6	$ 46.7

Selling, general & administrative as a % of net sales	38%	33%	35%	34%

    Selling, general and administrative expense increased 32% and 30% for the three and nine-month periods ended September 30, 2004, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales selling, general and administrative was 38% and 35% of sales for the three and nine-month periods ended September 30, 2004, respectively, as compared to 33% and 34% for the corresponding periods of the prior year. The increase in selling, general and administrative expenses as a percentage of sales for the three-month period ended September 30, 2004, as compared to the corresponding period of the prior year is primarily the result of increased royalties required under our new license with Burberry.

    In addition, growth in our prestige product lines require higher selling, general and administrative expenses because promotion and advertising are prerequisites for sales of designer prestige products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige brands and to build upon each brand's awareness. Promotion and advertising included in selling, general and administrative expenses was approximately 10% and 11% of prestige product sales for the three and nine-month periods ended September 30, 2004, as compared to 11% and 12% for the three and nine-month periods ended September 30, 2003. Our mass-market product lines do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable.

    As previously reported, IPSA was a party to litigation with Jean Charles Brosseau, S.A. ("Brosseau"), the owner of the Ombre Rose trademark. In October 1999, IPSA received notice of a judgment in favor of Brosseau, which awarded damages of approximately $0.85 million (at current exchange rates). On appeal, in February 2001, the Court required IPSA to pay $0.14 million as an advance for damages claimed by Brosseau.

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

    Interest expense aggregated $0.2 million and $0.4 million for the three and nine-month periods ended September 30, 2004, as compared to $0.1 million and $0.2 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs and short-term financing for acquisitions. In connection with the acquisition of the Lanvin license referred to above, IPSA financed the license fee by utilizing one of its short-term credit facilities which in July 2004 was converted into a $19.2 million five-year credit agreement.

    Foreign currency gains and (losses) aggregated $0.5 million and ($0.3) million for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively. Occasionally, we enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

    Our effective income tax rate was 34% for the three months ended September 30, 2004, as compared to 35% for the corresponding period of the prior year. Our effective income tax rate was 35% for both the nine months ended September 30, 2004 and September 30, 2003. These rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

    Net income was $4.0 million for the three months ended September 30, 2004, as compared to $4.7 million for the corresponding period of the prior year. Net income was $12.2 million for the nine months ended September 30, 2004, as compared to $10.1 million for the corresponding period of the prior year.

    Diluted earnings per share was $0.20 for the three months ended September 30, 2004, as compared to $0.23 for the corresponding period of the prior year. Diluted earnings per share was $0.60 for the nine months ended September 30, 2004, as compared to $0.51 for the corresponding period of the prior year.

    Weighted average shares outstanding aggregated 19.2 million for both the three and nine-month periods ended September 30, 2004, as compared to 19.0 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.4 million and 20.5 million, respectively, for the three and nine-month periods ended September 30, 2004, as compared to 20.2 million and 20.0 million, respectively, for the corresponding periods of the prior year. The increase in the average diluted shares outstanding is the result of the effect of dilutive securities resulting from an increase in our average stock price. The average stock price of our common shares was $20.87 per share for the nine-month period ended September 30, 2004, as compared to $8.16 per share for the corresponding period of the prior year.

    Liquidity and Capital Resources

    Our financial position remains strong. At September 30, 2004, working capital aggregated $115 million and we had a working capital ratio of 2.6 to 1. Cash and cash equivalents aggregated $34.7 million.

    In April 2004, IPSA acquired a 67.5% interest in Nickel for approximately $8.3 million in cash including an additional capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. We funded this acquisition with cash on hand and do not expect it to have any further significant effect on our financial position.

    In June 2004, IPSA entered into an exclusive, worldwide license agreement with Lanvin to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004 and provided for an upfront license fee of $19.2 million and the purchase of existing inventory of $7.6 million. IPSA initially financed the license fee by utilizing $18.0 million from one of its short-term credit facilities. In July, IPSA converted the loan into a $19.2 million five-year credit agreement. This long-term credit facility, which bears interest at 0.60% above the Eurobor rate, provides for principal to be repaid in 20 equal quarterly installments of $0.96 million and requires the maintenance of certain financial covenants.

    In October 2004, IPSA entered into a new long-term fragrance license with Burberry. This new agreement replaces the existing license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In connection with the new license agreement IPSA agreed to pay to Burberry an upfront license fee of approximately $3.6 million.

    Our short-term cash requirements are expected to be met by available cash at September 30, 2004, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Historically, borrowings under these facilities have been minimal as we typically use our cash to finance all of our working capital needs. However, as of September 30, 2004 we drew down approximately $7.8 million on our credit lines to help finance our working capital needs.

    Cash used in operating activities aggregated $20.3 million for the nine-month period ended September 30, 2004, as compared to cash used in operating activities of $0.7 million for the corresponding period of the prior year. We finance our growth primarily with working capital and to a lesser extent our available credit lines. Cash used in operating activities for 2004 reflects a significant increase in inventory and accounts receivable (approximately $14.0 million and $15.1 million, respectively). The increase in accounts receivable, which represents a 23% increase from the December 31, 2003 accounts receivable balance, is not unusual considering the Company's sales growth of 17% and 26% for the three and nine month periods ended September 30, 2004, respectively, as compared to the corresponding periods of the prior year. The increase in inventories, which represents a 26% increase from the December 31, 2003 inventory balance, includes most of the $7.2 million acquired at the end of June 2004 from Lanvin in connection with our new license agreement. Factoring out the Lanvin inventory, the increase is also not unusual considering the Company's sales growth in 2004.

    Cash flows used in investing activities normally consists of approximately $1.0 to $2.0 million per year spent on tools and molds, depending on our new product development calendar, with the balance of capital expenditures representing office fixtures, computer equipment and industrial equipment needed at our distribution centers. For the nine-month period ended September 30, 2004, cash flows used in investing activities aggregated $26.8 million. Included in this amount is approximately $20.3 million paid for the purchase of the Lanvin license (including legal expenses and fees) and approximately $4.4 million paid for the Nickel acquisition, net of cash acquired.

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

    Contractual Obligations

    We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter are $3.6 million, $2.9 million, $1.8 million, $1.7 million, $1.6 million and $4.2 million, respectively.

    We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Obligations pursuant to these license agreements has increased significantly as a result of the recent signing of a new license with Burberry and the acquisition of the Lanvin license. Obligations pursuant to all license agreements for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter are $5.2 million, $23.1 million, $25.0 million, $27.7 million, $28.6 million and $252.1 million, respectively.

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

    We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2004, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $22.3 million and GB Pounds 9.1 million.

Item 4. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared. Accordingly, no changes were required at this time.

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

    Item 2. Changes in Securities and Use of Proceeds

    The information contained in note 11 at page 8 relating to the exercise of outstanding stock options by the Chief Executive Officer and the President is incorporated by reference herein. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

    In addition, a former executive officer exercised a stock option to purchase 18,000 shares of or common stock in a transaction exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) of the Securities Act. All of such persons agreed to purchase our common stock for investment and not for resale to the public.

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

    1. We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ending 31 December 2004.

    2. We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending 31 December 2004. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

    3. If we require other services by Mazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then Francois Heilbronn, the Chairman of the Committee, has authority to grant the required pre-approvals for all such services.

    Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

    The following documents are filed herewith:

Exhibit No.	Description

10.109	Lease For Asnieres (92600) -- 107, Quai Du Docteur Dervaux, (French Original)
10.109.1	Lease For Asnieres (92600) -- 107, Quai Du Docteur Dervaux, (English Translation)
10.110	Lease For 48 Rue Des Francs-Bourgeois, In Paris, 3rd District (French Original)

10.110.1	Lease For 48 Rue Des Francs-Bourgeois, In Paris,, 3rd District (English Translation)

10.111	Licence Agreement among Burberry Ltd., Inter Parfums, S.A. and Inter Parfums, Inc. dated 12 October 2004 (Filed in Excised Form - Certain disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.)

10.112	Confidential Treatment Agreement among Burberry Ltd., Inter Parfums, S.A., Inter Parfums, Inc. and LV Capital USA, Inc., et al., dated 12 October 2004

10.113	Indemnity Agreement among Burberry Ltd., Inter Parfums, S.A. and Inter Parfums, Inc. dated 12 October 2004

31	Certifications required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

(b) We filed or furnished the following Current Reports on Form 8-K:

(1) Date of event - 13 September 2004, reporting Items 4.01 and 9.01;

(2) Date of event - 12 October 2004, reporting Items 1.01 and 1.02;

(3) Date of event - 13 October 2004, reporting Items 2.02, 7.01 and 9.01; and

(4) Date of event - 15 October 2004, reporting Item 4.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2004.

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

Date: November 12, 2004

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

Date: November 12, 2004

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer and Principal Accounting Officer

Exhibit 32

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended September 30, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: November 12, 2004

By: /s/ Jean Madar
Jean Madar
Chief Executive Officer

Date: November 12, 2004

By: /s/ Russell Greenberg
Russell Greenberg
Executive Vice President,
Chief Financial Officer and Principal Accounting Officer

    A signed original of this written statement required by Section 906 has been provided to Inter Parfums, Inc. and will be retained by Inter Parfums, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.