Form 10-K
period 2004-12-31
INTER PARFUMS INC
filed 2005-03-16
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

(Mark one)

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 31 December 2004 or

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

     Securities registered pursuant
       to Section 12(g) of the Act:  Common Stock, $.001 par value per share.
                                     ----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. / X /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $93,876,228 of voting equity and $-0- of non-voting equity.

     Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 10, 2005): 20,175,160.

     Documents Incorporated By Reference: None.

                                TABLE OF CONTENTS
                                                                            Page
PART I

Item 1.                Business                                                1

Item 2.                Properties                                             18

Item 3.                Legal Proceedings                                      19

Item 4.                Submissions of Matters to a Vote of Security Holders   19

PART II

Item 5.                Market for Registrant's Common Equity and Related
                       Stockholder Matters                                    20

Item 6.                Selected Financial Data                                22

Item 7.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    23

Item 7A.               Quantitative and Qualitative Disclosures
                       About Market Risk                                      33

Item 8.                Financial Statements and Supplementary Data            34

Item 9.                Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure                    35

Item 9A.               Controls and Procedures                                36

Part 9B.               Other Information.                                     37

PART III

Item 10.               Directors and Executive Officers of the Registrant     38

Item 11.               Executive Compensation                                 43

Item 12.               Security Ownership of Certain Beneficial Owners
                       and Management                                         48

Item 13.               Certain Relationships and Related Transactions         51

Item 14.               Principal Accounting Fees and Services                 53

PART IV

Item 15.               Exhibits and Financial Statement Schedules             56

FINANCIAL STATEMENTS                                                         F-1

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

       We are Inter Parfums, Inc., a worldwide provider of prestige perfumes and mass market perfumes, cosmetics and health and beauty aids. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. on July 14, 1999, to better reflect our image as a provider of prestige perfumes. We have also retained the brand name, Jean Philippe Fragrances, for our mass-market products.

       Our worldwide headquarters and the office of our three (3) wholly-owned subsidiaries, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, both New York limited liability companies, and Nickel USA, Inc., a Delaware corporation, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its two
(2) wholly-owned subsidiaries, Inter Parfums Grand Public, S.A., and Inter Parfums Trademark, S.A., and its majority-owned subsidiary, Nickel, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000.

       Our common stock is listed on The Nasdaq Stock Market (National Market System) under the trading symbol "IPAR" and we are considered a "controlled company" under the applicable rules of The Nasdaq Stock Market. The common shares of our subsidiary, Inter Parfums S.A., are traded on the Paris Stock Exchange.

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

       We operate in the fragrance business, which primarily consists of fragrances (both prestige and mass market), and a relatively small amount of cosmetics (both skin care and color, and both mass and prestige markets), and health and beauty aids. We have two operating segments, one French based, which is predominantly in the prestige market, and one United States based, which is predominantly in the mass market. Our French based operations consist of approximately 99% prestige market sales and 1% mass market sales, and our United States operations consist of approximately 95% mass market sales and 5% prestige market sales.

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume or cosmetic line consistent with world market trends.

o Mass market products - We design, market and distribute inexpensive fragrances, including alternative designer fragrances, personal care products, mass market cosmetics and health and beauty aids.

2004 IMPORTANT EVENTS

       BURBERRY

       Burberry is our leading prestige brand name, as net sales of Burberry products accounted for 62%, 56% and 41% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

       In October 2004, our Paris-based subsidiary, Inter Parfums, S.A., entered into a 12.5-year, exclusive world-wide fragrance license with Burberry Limited, effective as of July 1, 2004, which replaced the existing 1993 license. This license includes an additional 5-year optional term that requires the consent of both Burberry and Inter Parfums, S.A. In addition, Burberry has the right on December 31, 2009 and December 31, 2011 to buy back the license at its then fair market value. Further, Inter Parfums, S.A. has paid approximately $3.6 million to Burberry as an inducement to enter into this license.

       The new royalty rates, which are approximately double the rates under the prior license, commenced as of July 1, 2004. The new advertising and promotional expenditures, which commenced on January 1, 2005, are substantially higher than under the prior license. In anticipation of these changes and to mitigate the associated expenses, Inter Parfums, S.A. is fine-tuning its operating model. This new model includes increased selling prices to distributors, modification of cost-sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or company-owned subsidiaries within key markets.

       LANVIN

       In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004 and provided for an upfront non-recoupable license fee of $19.2 million and the purchase of existing inventory of $7.6 million.

       NICKEL

       In April 2004 Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. for approximately $8.3 million in cash including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. This marked our official entree into prestige skin care products. We also own and operate men's spas in Paris and New York, which sell our Nickel products.

PRODUCTION AND SUPPLY

       The stages of the development and production process for all fragrances are as follows:

o Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

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


Suppliers who assist us with product development include:

o Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

o Perfumers (IFF, Firmenich, Robertet, Quest, Givaudan,Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

o Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

o Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

       For our prestige product lines, approximately 80% of component and production needs are purchased from approximately 20 suppliers out of a total of over 120 active suppliers. The suppliers' accounts for our French operations are primarily settled in Euros, and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars.

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

       Approximately 30% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Our sales are not subject to material seasonal fluctuations.

       Distribution in France of our prestige products is carried out by a sales team who oversee some 1,200 points of sale including, retail perfumers (chain stores) such as

       o      Sephora
       o      Marionnaud
       o      Nocibe
       o      Galeries Lafayette
       o      Printemps

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

       MASS MARKET PRODUCTS

       In the United States, mass merchandisers and supermarket chains, are the target customers for our mass market products. Our current customer list includes

       o      Wal-Mart
       o      Fred's
       o      Meijer's
       o      Albertson's
       o      Family Dollar
       o      Dollar General
       o      Dollar Tree Distributors
       o      Consolidated Stores (Big Lot Stores)
       o      99 Cent Only

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

       International distribution of our mass market product lines operate through the use of exclusive and nonexclusive distribution agreements in such major territories such as

       o      Brazil
       o      Mexico
       o      Argentina
       o      Chile
       o      Columbia
       o      Canada
       o      Hong Kong
       o      Australia

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

       During 2004, the French perfume industry, which accounts for about approximately 30% of the world market, reported a 2.6% growth rate, as compared to a 1.6% growth rate in 2003 and a 4.5% growth rate in 2002.

       Net sales in 2004 for the French domestic market was unchanged as compared to 2003, while the French export market increased by 4.8% as compared to 2003:

o The European Union: Sales increased overall by 4% in this the largest market for French exports. Sales were strongest in the United Kingdom (+11%), Italy (+7%) and Spain (+5%).

o Europe (excluding the European Union countries): Net sales increased by 5%, with substantial growth in Russia (+27%).

o Asia: Net sales increased by 12%. Asia is the second largest market for French cosmetics and perfumes and there were sharp increases in China (+64%) and Hong Kong (+15%).

o North America: Net sales in the United States increased 2.3% with a 3.4% increase in value and 0.5% increase in volume.

o South America: Net sales to South America (+4.2%) were good after several declining years as the result of the financial crises in Argentina and Brazil.

       While our market share, based on our internal data, is less than 1% in France, in other countries such as the United Kingdom, United States, Italy, Portugal, Saudi Arabia and South Korea, we estimate that our market share is between 1% and 4% of French perfumery imports.

       MASS DISTRIBUTION

       Our mass market products, which consist of low to moderately-priced fragrances, cosmetics and health and beauty aids are designed for a broad customer base with limited purchasing power. We sell our products both in the United States and abroad. Mass merchandisers, discount stores and supermarkets continued to perform very well during the slowdown of the economy. Our Aziza line of cosmetics has achieved widespread acceptance with distribution in over 15,000 doors in the US and growing. Our line of health and beauty aids, which consist of shampoos, conditioners and lotions, under our Intimate brand, is currently distributed in over 10,000 US doors. We expect sales of our health and beauty aids to continue to grow as our high volume, discount store customers open more stores, and we continue to develop new products for them.

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

       Our closest competitors in the prestige market typically do not have mass market products departments. However, they may develop, market and sell prestige cosmetics. The market for prestige cosmetics is dominated by large companies, with resources far greater than ours, such as L'Oreal, Shiseido and Clarins. During late 2003, we entered the prestige color cosmetic market with the launch of our Diane von Furstenberg Beauty cosmetic line. Also as previously discussed, we acquired a controlling interest in Nickel SA, a men's prestige skin care products company. We intend to compete on the basis of our products' brand recognition and quality.

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

FRAGRANCE AND COSMETIC PRODUCTS

       PRESTIGE PERFUMES

       Since 1992, primarily through our 74% owned subsidiary in Paris, Inter Parfums S.A., we have sought to build a portfolio of luxury brand names, primarily through licensing agreements, or through direct acquisition of brand names. Under license agreements we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

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

       Overall spending on marketing and point of sale support aggregated approximately $40.8 million in 2004 with approximately $19.0 million in point of sale support, which is included in cost of sales and $21.8 million in other marketing costs, included in selling expenses. Generally, distributors of our product lines contribute a similar amount for additional marketing support.

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

       Our brand name portfolio, which has been steadily increasing since 1988, is now made up essentially of nine brand names, each of which has a variety of product lines. Burberry is our leading prestige brand name, as sales of Burberry products represented 62%, 56% and 41% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

       The following is a description of our major, prestige fragrance brands.

       BURBERRY
       (BURBERRY LONDON, BURBERRY WEEK END, BURBERRY TOUCH, BURBERRY BRIT )

       Burberry is our leading prestige brand name, and we operate under an exclusive world-wide license with Burberry Limited. Sales of the Burberry brand experienced strong growth in 2004, and gains were achieved in all markets. The year 2004 was marked by the continued rollout of the BURBERRY BRIT women's line in Asia, South America and the Middle East, as well as the successful launch of the BURBERRY BRIT for men line in selected markets. In addition, we experienced solid performances from BURBERRY LONDON, BURBERRY WEEK END AND BURBERRY TOUCH lines. For 2005, we have scheduled the worldwide launch of a new fragrance, BURBERRY BRIT RED.

       S.T. DUPONT
       (S.T. DUPONT PARIS, S.T. DUPONT ESSENCE PURE, L'EAU DE S.T. DUPONT)

       In June 1997 we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Two lines launched in September 1998 made a promising start with a good sell-through based on a strong international luxury image.

       In March 2000 we launched a new S.T. Dupont Signature line of two new highly selective perfumes. The Signature line did not meet our overall expectations and it was discontinued in 2002. In late 2002, we launched S.T. Dupont Essence Pure, a new line for men and women. In April 2004, we unveiled another fragrance family for S.T. Dupont, L'EAU DE S.T. DUPONT in select markets in Europe and the Middle East. We are also developing a new fragrance line for men, which has been tentatively scheduled for launch in 2006.

       PAUL SMITH
       (PAUL SMITH, PAUL SMITH EXTREME, PAUL SMITH LONDON)

       We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics.

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

       In October 2002, we commenced the launch of our Paul Smith Extreme line, and sales of Paul Smith fragrances continue to be strong in the United Kingdom and Japan. During the third quarter of 2004, our third Paul Smith fragrance family for men and women called PAUL SMITH LONDON, was launched in the U.K., France and the U.S. The geographic rollout continued to the balance of Western Europe during the fourth quarter of 2004, and in early 2005, Japan, where the designer is very popular.

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

       In 2002, we developed and launched two completely new lines for Christian
Lacroix: BAZAR POUR FEMME and BAZAR POUR HOMME. BAZAR POUR FEMME comes in an eau de parfum spray as well as an Eau Deodorante Natural Spray, Perfumed Body Lotion and Perfumed bath and shower gel. BAZAR POUR HOMME comes in an eau de toilette spray a Deodorant Stick, All Over Shampoo, After-Shave balm and After-Shave.

       In 2003, we launched a limited edition, warm weather seasonal fragrance, BAZAR SUMMER FRAGRANCE, which had a good showing in France. Therefore, in 2004, we launched another limited edition, seasonal fragrance for our Christian Lacroix brand. For the summer of 2005, we have scheduled the launch of new fragrance family for the Christian Lacroix brand for both men and women.

       CELINE
       (CELINE, ORIENTAL SUMMER, FEVER)

       In May 2000 we entered into an exclusive worldwide license agreement for the development, manufacturing and distribution of fragrance lines under the Celine brand name with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. We launched two new fragrance lines the fourth quarter of 2001. We also introduced a Celine bath line in the third quarter of 2002.

       Celine, a French luxury fashion and accessory company, and part of LVMH, is known throughout the world for its luxury and quality products. This agreement is an important part of Celine's strategy to develop dynamic brand recognition and to offer a varied range of luxury items to an international clientele. Our association with this prestigious fashion label was an important step in the development and expansion of our prestige business.

       During 2003, we launched a limited edition, seasonal fragrance, ORIENTAL SUMMER, and in 2004, we launched another limited edition, warm weather, seasonal fragrance for the Celine brand. We are planning to bring a new Celine fragrance line, CELINE FEVER, to the market in Spring 2005.

       LANVIN
       (ARPEGE, LANVIN L'HOMME, OXYGENE, ECLAT D'ARPEGE, VETYVER)

       In June 2004 Inter Parfums S.A., and Lanvin S.A. signed a worldwide license agreement to create, develop and distribute fragrance lines under the LANVIN brand name.

       A synonym of luxury and elegance, the LANVIN fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, LANVIN fragrances occupy important positions in the selective distribution market in France, Europe and Asia particularly with the lines Arpege (created in 1927), Lanvin L'Homme (1997), Oxygene (2000), Eclat d'Arpege (2002) and Vetyver (2003).

       Our first Lanvin fragrance, Arpege pour Homme is in the planning stage for a late 2005 or early 2006 debut.


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

       PRESTIGE SKIN CARE

       In April 2004 Inter Parfums, S.A. acquired a 67.5% interest in Nickel
S.A.

       Established in 1996 by Philippe Dumont, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care product lines for men. The Nickel range of some fifteen skin care products for the face and body is sold through prestige department and specialty stores primarily in France (500 outlets), the balance of Western Europe (900 outlets) and in the United States (300 outlets), as well as through our men's spas in Paris and New York.

       Our plans include broader retail distribution of the Nickel product line and new product introductions. We also plan to draw upon the skin care product expertise that the Nickel team brings, as we explore other opportunities in the treatment side of the beauty business beyond the Nickel brand.

       We believe the opportunity for a unique brand such as Nickel in a fast-paced market is exceptional, as we market our products to the growing number of men who seek to expand their grooming regime beyond shaving, by using moisturizer, eye cream and exfoliants formulated specially for male skin.

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

       TABLE OF PRESTIGE BRANDS

       The following is a summary of the prestige brand names owned or licensed by us:

---------------------------- ------------- ------------ ---------------------------------------------- ---------------
BRAND NAME                   LICENSED      DATE         TERM, INCLUDING OPTION PERIODS                 PURCHASE
                             OR OWNED      ACQUIRED                                                    PRICE
                                                                                                       (IN MILLIONS)

---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Burberry                     Licensed      July 04      12.5  years and  additional  5-year  optional    3.6
                                                        term that requires mutual consent
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
S.T. Dupont                  Licensed      July 97      11 years                                         1.0
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Paul Smith                   Licensed      Dec. 98      12 years                                         0.0
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Celine                       Licensed      May 00       11  years   from   January   2001,   with  an    0.0
                                                        additional 5-year option term
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Lanvin                       Licensed      July 04      15-year                                         19.2
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Nickel                       Owned         April 04     N/A                                              4.4
---------------------------- ------------- ------------ ---------------------------------------------- ---------------

---------------------------- ------------- ------------ ---------------------------------------------- ---------------
BRAND NAME                   LICENSED      DATE         TERM, INCLUDING OPTION PERIODS                 PURCHASE
                             OR OWNED      ACQUIRED                                                    PRICE
                                                                                                       (IN MILLIONS)

---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Molyneux                     Owned         Mar. 94      N/A                                              4.2
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Christian Lacroix            Licensed      Mar. 99      11 years                                         0.0
---------------------------- ------------- ------------ ---------------------------------------------- ---------------
Diane Von Furstenberg        Licensed      May 02       8 year 7 month  term  with  three  additional    0.0
                                                        2-year option terms.
---------------------------- ------------- ------------ ---------------------------------------------- ---------------

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

       Under the terms of a license agreement signed in 1990 with Jordache Enterprises, we have capitalized on the strength and awareness of the Jordache trademark. In December 2004 we amended our agreement, which provided for a series of ten one-year annual renewal terms. We have directed our marketing efforts on the younger, trendy mass market consumer who is the core of the Jordache franchise. New packaging, which utilizes the latest in graphic technology, is both innovative and attractive. We expect to continue this trend with additional line extensions under the Jordache brand name.

       MASS MARKET COSMETICS

       We purchased the trademark, Aziza from Unilever N.V. in 1995. The recognition of the Aziza trade name provided us with the opportunity to introduce a new cosmetic line with an existing loyal customer base.

       We market the Aziza line of low priced eye shadow kits, mascara, and pencils to the young teen market. This product line, with its low suggested retail prices, is being distributed to mass market retailers and discount chains, including the 99 Cent and Dollar Store markets.

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

PRODUCT LIABILITY

       We maintain product liability coverage in an amount of $5,000,000. Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

TRADEMARKS

       Under various license agreements we have the right to use certain registered trademarks throughout the world. These registered trademarks include:

       o      Burberry
       o      S.T. Dupont
       o      Paul Smith
       o      Christian Lacroix
       o      Lanvin
       o      Celine
       o Diane von Furstenberg, DVF, Diane von Furstenberg The Color Authority, and Tatiana
       o      Jordache

       In addition, we are the registered trademark owner of many trademarks, including:

       o      Intimate
       o      Aziza
       o      Nickel
       o      Regal Collections, Royal Selections, Euro Collections and Apple
       o      Parfums Molyneux, Captain, Quartz and Lord

EMPLOYEES

       As of March 1, 2005 we had 144 full-time employees world-wide. Of these, 73 are engaged in sales activities and 71 in administrative and marketing activities.

       As of March 1, 2005 we had 95 full-time employees in Paris. Of these, 48 are engaged in sales activities and 47 in administrative and marketing activities.

       As of March 1, 2005 we had 59 full-time United States employees. Of these, 25 were engaged in sales activities and 34 in administrative and marketing activities.

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

       The following is a discussion of some of the material risk factors relating to our business:

WE ARE DEPENDENT UPON BURBERRY FOR A SIGNIFICANT PORTION OF OUR SALES, AND THE LOSS OF THIS LICENSE WILL HAVE A MATERIAL ADVERSE EFFECT ON US.

       Burberry is our leading prestige brand name, as sales of Burberry products represented 62%, 56% and 41% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

       In October 2004 our Paris-based subsidiary, Inter Parfums, S.A., entered into a 12.5-year, exclusive world-wide fragrance license with Burberry Limited, effective as of July 1, 2004, which replaced the existing 1993 license. This license includes an additional 5-year optional term that requires the consent of both Burberry and Inter Parfums, S.A., and must be exercised, if at all, prior to December 31, 2014. In addition, Burberry has the right on December 31, 2009 and December 31, 2011 to buy back the license at its then fair market value. Further, this license provides for a termination on a change in control of either Inter Parfums, S.A., the licensee, or Inter Parfums, Inc., the guarantor.

       This license is subject to Inter Parfums, S.A. making certain royalty payments, minimum royalty payments, minimum advertising and promotional expenditures and minimum sales requirements. The new royalty rates, which will approximately double the rates under the prior license, commence as of July 1, 2004. The new advertising and promotional expenditures, which commenced on January 1, 2005, as well as the minimum sales requirements, are substantially higher than under the prior license. In an attempt to mitigate the associated expenses, Inter Parfums is fine-tuning its model and establishing a dedicated Burberry Fragrances operating division. This new model includes increased selling prices to distributors, modification of cost-sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or Company-owned subsidiaries within key markets.

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

WE ARE DEPENDENT UPON MESSRS. JEAN MADAR AND PHILIPPE BENACIN, AND THE LOSS OF THEIR SERVICES COULD HARM OUR BUSINESS.

       Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Inter Parfums, S.A., are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the lives of both Mr. Madar ($1 million) and Mr. Benacin ($2.8 million), however, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

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

       Approximately 30% of our Paris subsidiary's net sales are sold in US dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, France, Canada or other countries might also have a material adverse effect on our business.

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

       Our fragrances and cosmetics that are manufactured in France are subject to certain regulatory requirements of the European Union, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

       However, we cannot assure you that, should we develop or market fragrances and cosmetics with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

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

ITEM 2.  PROPERTIES

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
USE                    LOCATION            APPROXIMATE SIZE   ANNUAL RENT        TERM EXPIRES       OTHER INFORMATION
                                                              (ALL ARE SUBJECT
                                                              TO ESCALATIONS,
                                                              EXCEPT WHERE
                                                              NOTED)
---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
1. Office              551 Fifth Avenue,   9,000 square feet  $324,000,          February 28, 2013
Space-corporate        New York, NY.
headquarters and
United States
operations

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
2. Distribution        60 Stults Road      140,000 square     $684,000           October 31, 2010
center                  Dayton, NJ         foot

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
3. Office              4 Rond Point Des    4,000 square feet  127,000 Euros      July 2005          Lessee has early
Space-Paris            Champs Elysees,                                                              termination
corporate              Paris, France                                                                right every 3
headquarters and                                                                                    years on 6
Paris based                                                                                         months notice
operations

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
3. Office              4 Rond Point Des    2,000 square feet  71,000 Euros       July 2005          Lessee has early
Space-Paris            Champs Elysees,                                                              termination
corporate              Paris, France                                                                right every 3
headquarters and                                                                                    years on 6
Paris based                                                                                         months notice
operations

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
3. Office              4 Rond Point Des    1700 square feet   52,000 Euros       June 2007          Lessee has early
Space-Paris            Champs Elysees,                                                              termination
corporate              Paris, France                                                                right every 3
headquarters and                                                                                    years on 6
Paris based                                                                                         months notice
operations

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
4. Office Space        18 avenue           2500 square feet   90,000 Euros       April 2009         Lessee has early
                       Franklin                                                                     termination
                       Roosevelt, Paris,                                                            right every 3
                       France                                                                       years on 6
                                                                                                    months notice

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
5. Office Space        ASNIERES                               40,000 Euros       March 31, 2010     Lessee has early
                       (92600)-107, Quai                                                            termination
                       du Docteur Dervaux                                                           right every 3
                                                                                                    years on 6
                                                                                                    months notice

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
6. Men's Spa           48 Rue des Francs                      175,000Euros       June 30, 2011      Lessee has early
                       Bourgeois, Paris                                                             termination
                       (75003), 3rd                                                                 right every 3
                       District                                                                     years on 6
                                                                                                    months notice

---------------------- ------------------- ------------------ ------------------ ------------------ ------------------
7. Men's Spa           Unit C2, 300 West                      $248,000           October 31, 2009   5-year term
                       14th Street, New                                                             option term
                       York, N.Y.
---------------------- ------------------- ------------------ ------------------ ------------------ ------------------

       Inter Parfums, S.A. has an agreement with Sagatrans, S.A. for warehousing and distribution services through September 2011.Fees are calculated based upon a percentage of sales, which are customary in the industry. Minimum future lease payments range from 2.1 million euro in 2005 increasing to 3.0 million euro in 2011.

       We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

       We are not a party to any material lawsuits.

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

        ----------------------- --------------------- -------------------

          Fiscal 2004           High Closing Price    Low Closing Price
        ----------------------- --------------------- -------------------

          Fourth Quarter        $  17.12              $  12.45
        ----------------------- --------------------- -------------------

          Third Quarter         $  20.99              $  11.34
        ----------------------- --------------------- -------------------

          Second Quarter        $  26.00              $  20.23
        ----------------------- --------------------- -------------------

          First Quarter         $  31.52              $  19.88
        ----------------------- --------------------- -------------------


        ----------------------- --------------------- -------------------

          Fiscal 2003           High Closing Price    Low Closing Price
        ----------------------- --------------------- -------------------

          Fourth Quarter        $  26.92              $  10.00
        ----------------------- --------------------- -------------------

          Third Quarter         $  11.55              $    7.62
        ----------------------- --------------------- -------------------

          Second Quarter        $    8.59             $    6.78
        ----------------------- --------------------- -------------------

          First Quarter         $    8.24             $    5.80
        ----------------------- --------------------- -------------------

       As of February 28, 2005 the number of record holders, which include brokers and broker's nominees, ETC., of our common stock was 61. We believe there are in excess of 3,300 beneficial owners of the company's common stock.

DIVIDENDS

       Commencing in March 2002, our Board of Directors authorized our first cash dividend of $.06 per share per annum, payable $.015 per share quarterly. The first cash dividend of $.015 per share was paid on April 15, 2002 to shareholders of record on March 31, 2002. In March 2003, our board of directors increased the cash dividend to $.08 per share per annum, payable $.02 per share on a quarterly basis. In March 2004, our board of directors again increased the cash dividend to $.12 per share per annum, payable $.03 per share on a quarterly basis.

       Commencing March 31, 2005 our board of directors increased the cash dividend from $.12 to $.16 per share per annum, payable on a quarterly basis. The first cash dividend of $.04 per share is to be paid on April 15, 2005 to shareholders of record on March 31, 2005.

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

SALES OF UNREGISTERED SECURITIES

       For the period consisting of the date of the filing of our quarterly report on Form 10-Q for the three and nine months ended September 30, 2004, through the date of this report, we issued the following unregistered equity securities.

       In February 2005, both the Chief Executive Officer and the President exercised an aggregate of 511,350 and 426,850 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $1,307,000 for the Chief Executive Officer and $1,091,000 for the President were paid by each of them tendering to the Company 90,513 and 75,556 shares, respectively, of the Company's common stock, previously owned by them, valued at $14.44 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 10,388 shares for partial payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $600,000, which will be reflected as an increase to additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2005.

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

       On December 10, 2004, we granted options to purchase an aggregate of 186,400 shares for a five-year period at the exercise price of $15.39 per share, the fair market value at the time of grant, to 40 employees, and 5 current executive officers under our 1999 Stock Option Plan.

       On February 1, 2005, we granted options to purchase an aggregate of 10,000 shares for a five-year period at the exercise price of $15.20 per share, the fair market value at the time of grant, to 7 directors under our 2000 Non-Employee Director Stock Option Plan.

REPURCHASES OF OUR COMMON STOCK

       Except as disclosed above in connection with the tender of shares by the CEO and President for the exercise price of certain stock options, we did not repurchase any of our Common Stock during the fourth quarter of fiscal year ended December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

YEARS ENDED DECEMBER 31
(In Thousands Except Share and Per Share Data)

----------------------------------------------- -------------- ------------- -------------- ------------- -------------

                                                      2004          2003          2002           2001          2000
----------------------------------------------- -------------- ------------- -------------- ------------- -------------
Income Statement Data:
----------------------------------------------- -------------- ------------- --------------  ------------ -------------

Net Sales                                           $236,047      $185,589      $130,352       $112,233      $101,582
----------------------------------------------- -------------- ------------- --------------  ------------ -------------

Cost of Sales                                        113,988        95,449        71,630         60,176        53,668
----------------------------------------------- -------------- ------------- --------------  ------------ -------------

Selling, General and Administrative                   89,516        64,147        41,202         37,335        35,714
----------------------------------------------- -------------- ------------- --------------  ------------ -------------

Income Before Taxes and Minority Interest             31,638        26,632        17,581         15,456        13,539
----------------------------------------------- -------------- ------------- --------------  ------------ -------------

Net Income                                            15,703        13,837         9,405          8,119         6,589(1)
----------------------------------------------- -------------- ------------- --------------  ------------ -------------
Net Income per Share(2):
   Basic                                               $0.82         $0.73         $0.50          $0.46         $0.37
   Diluted                                             $0.77         $0.69         $0.47          $0.41         $0.34
----------------------------------------------- -------------- ------------- --------------  ------------ -------------
Average Common Shares Outstanding(2):
   Basic                                          19,204,768    19,032,460    18,776,988     17,834,945    17,590,106
   Diluted                                        20,494,038    20,116,433    19,948,305     19,935,534    19,500,648
----------------------------------------------- -------------- ------------- -------------- ------------- -------------

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

AS AT DECEMBER 31
(In Thousands)

----------------------------------------------- ------------- ------------- -------------- ------------- -------------

                                                     2004          2003          2002           2001          2000
----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Balance Sheet Data:
----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Working Capital                                   $129,866      $115,970        $83,828       $68,204       $57,688
----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Total Assets                                       230,485       194,001        129,370       102,539        94,571
----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Long-Term Debt                                      15,258           -0-            -0-         1,366         1,417
----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Shareholders' Equity                               126,509       104,916         80,916        65,091        55,061
----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Dividends per Share                                  $0.12         $0.08          $0.06           -0-           -0-
----------------------------------------------- ------------- ------------- -------------- ------------- -------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

       We operate in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We manage our business in two segments, French based operations and United States based operations. We specialize in prestige perfumes and mass-market perfumes, cosmetics and health and beauty aids. Most of our prestige products are produced and marketed by our 74% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 26% of Inter Parfums, S.A. shares trade on the Paris Bourse. Prestige cosmetics and prestige skin care products represent less than 5% of consolidated net sales. Our mass-market products are primarily produced and marketed by our United States operations.

o Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume, cosmetic or skincare line consistent with world market trends.

o Mass-market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass market cosmetics and health and beauty aids.

       Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 84% of net sales during 2004. Since 1992 we have built a portfolio of brands under license, which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Diane von Furstenberg and Lanvin whose products are distributed in over 120 countries around the world. In terms of sales, Burberry is our most significant license, and sales of Burberry products represented 62%, 56% and 41% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

       We have acquired two licenses with affiliates of our strategic partner, LV Capital, USA Inc. (LV Capital), a wholly-owned subsidiary of LVMH Moet Hennessy Louis Vuitton S.A. LVMH) LV Capital owns approximately 18% of our outstanding common shares. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. In January 2005, LVMH sold the Christian Lacroix company to an unaffiliated third party, subject to the existing license. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry. We believe that our association with LV Capital has enhanced our creditability in the cosmetic industry, which should lead us to additional opportunities in our industry that might not have been otherwise available to us.

              Our United States operations, which primarily consists of mass market product lines, represented 16% of sales for the year ended December 31, 2004, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

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

2004 IMPORTANT EVENTS

       BURBERRY

       On October 12, 2004, we entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional 5-years subject to mutual agreement. In addition, Burberry has the right on December 31, 2009 and December 31, 2011 to buy back the license at its then fair market value. This new agreement replaces the existing 1993 license. The new royalty rates, which are approximately double the rates under the prior license, commenced as of July 1, 2004. The new advertising and promotional expenditures, which commenced on January 1, 2005, are substantially higher than under the prior license. In anticipation of these new terms and to mitigate the associated expenses, we are fine-tuning our operating model. This new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution. While we anticipate a continued short-term negative impact on our bottom line, particularly for the first half of 2005, the growth potential offered by this international luxury brand makes us confident about our future long-term prospects.

       LANVIN

       In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004 and provided for an upfront non-recoupable license fee of $19.2 million, the purchase of existing inventory of $7.6 million, and requires advertising expenditures and royalty payments in line with industry practice, as well as, the assumption of certain pre existing contractual obligations.

       NICKEL

       In April 2004 Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. for approximately $8.7 million in cash including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.5 million, net of cash acquired. This marked our official entree into prestige skin care products. We also own and operate men's spas in Paris and New York, which sell our Nickel products.

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

       REVENUE RECOGNITION

       We sell our products to department stores, perfumeries, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and, accordingly, we classify such costs as selling and administrative expenses. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

RESULTS OF OPERATIONS

NET SALES                              Years ended December 31,
(in millions)                     2004    % Change     2003    % Change    2002

Prestige product sales           $198.0      39%      $142.1      61%     $ 88.4
Mass market product sales          38.0     (13%)       43.5       4%       42.0
                                 ------               ------              ------

Total net sales                  $236.0      27%      $185.6      42%     $130.4
                                 ======               ======              ======

       Net sales for the year ended December 31, 2004 increased 27% to $236.0 million. For the year ended December 31, 2003, net sales were up 42%. At comparable foreign currency exchange rates, net sales rose 22% and 31% in 2004 and 2003, respectively. The increases in net sales are attributable to increases in our prestige product lines.

       Prestige product sales, which were up 61% in 2003, grew an additional 39% in 2004. Our 2003 calendar of product launches was most ambitious. Besides the continued geographic rollout of our 2002 launches of ESSENCE PURE by S.T. Dupont and Paul Smith EXTREME, new brands and brand extensions made their debuts throughout the year. In the spring of 2003 we launched a summer seasonal fragrances for both our Celine and Christian Lacroix fragrance lines. In addition, in late September 2003, we launched a fragrance and cosmetic line under the Diane von Furstenberg label.

       Most importantly, the global rollout of Burberry Brit for women, which began in the third quarter of 2003, expanded to Asia, South America and the Middle East in early 2004. In addition, during the third quarter of 2004, the BURBERRY BRIT men's line was launched in the UK, select countries in Western Europe and in the US. The excellent performance of BURBERRY LONDON, BURBERRY WEEKEND, BURBERRY TOUCH, as well as the BURBERRY BRIT collection all contributed to, and was the primary driver of, growth in prestige product sales.

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

       With respect to our mass-market product lines, net sales were down 13% in 2004 after rising 4% in 2003. Through June 2003 we continued to see growth in our fragrances lines as a result of our May 2002 acquisition of certain fragrance brands from Tristar Corporation, a Debtor-in-Possession, ("Tristar"). Tristar was one of our most significant competitors in mass-market fragrances and the brands acquired are being sold in the same distribution channels as that of our other mass-market fragrance lines. After passing the one-year anniversary of this acquisition, we began consolidating certain fragrance lines to reduce duplication and improve overall efficiency. This resulted in a decline in mass-market fragrance sales in 2003. However, new product line extensions and an expanding distribution network continued to benefit sales volume in our Intimate health and beauty aids and our Aziza cosmetics lines.

       The decline in mass-market product sales in 2004 is partially the result of a 13% decline in US export sales primarily to customers in Mexico and Central and South America. The economic environment in that area has been weak throughout 2004 and we have continued to closely monitor our credit risk in those territories and are willing to forego sales volume to minimize our overall credit exposure. Domestic sales in 2004 also showed signs of weakness and were also off 13% for the year.

       Our new product development program for all of our product groups is well under way, and we expect to roll out new products throughout 2005. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

       As previously discussed, in April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. (Nickel) for approximately $8.3 million in cash including an additional capital infusion of $2.8 million made in June 2004, aggregating approximately $4.4 million, net of cash acquired. Net sales of Nickel products for the period April 1, 2004 through December 31, 2004 aggregated $3.7 million and net income for the same period was insignificant. For the year ended March 31, 2004, prior to the acquisition, Nickel generated net sales of approximately $6 million.

       Also as discussed above, in June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004. For the six months period ended December 31, 2004, net sales of Lanvin products aggregated approximately $10.2 million.

       In October 2004, we entered into a new long-term fragrance license with Burberry. This new agreement replaces the existing license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In anticipation of these new terms and to mitigate the associated expenses, we are fine-tuning our operating model. This new model includes increased selling prices, modified cost sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or Company-owned subsidiaries within key markets. While we anticipate a continued short-term impact on our bottom line, particularly for the first half of 2005, the growth potential offered by this international luxury brand makes us confident about our future long-term prospects.

GROSS MARGINS
  (in millions)                                   Years ended December 31,
                                              2004          2003          2002
                                            -------       -------       -------

Net sales                                   $ 236.0       $ 185.6       $ 130.4
Cost of sales                                 114.0          95.4          71.6
                                            -------       -------       -------

Gross margin                                $ 122.0       $  90.2       $  58.7
                                            =======       =======       =======

Gross margin as a % of net sales                 52%           49%           45%
                                            =======       =======       =======


       Gross profit margins were 52% in 2004, 49% in 2003 and 45% in 2002. Sales of products from our primarily French based prestige fragrance lines generate significantly higher gross profit margins than sales of our primarily United States based mass-market product lines. In 2004, a decline of approximately 1% in gross margin as a percentage of sales for United States mass-market operations in 2004 was more than offset by an approximate 2% improvement in gross margin as a percentage of sales for our French based prestige product lines. The balance of the margin improvement in 2004 was the result of the net sales growth rate achieved in prestige product lines, as compared to the negative growth rate of our mass-market product lines. In 2003, there was no change in gross margin as a percentage of sales for United States mass-market operations and a 3% improvement in gross margin as a percentage of sales for our French based prestige product lines. The balance of the margin improvement in 2004 was the result of the net sales growth rate achieved in prestige product lines, as compared to the growth rate of our mass-market product lines.

SELLING, GENERAL & ADMINISTRATIVE
  (in millions)                                   Years ended December 31,
                                              2004          2003          2002
                                            -------       -------       -------

Selling, general & administrative           $  89.5       $  64.1       $  41.2
                                            =======       =======       =======

Selling, general & administrative
  as a % of net sales                            38%           35%           32%
                                            =======       =======       =======


       Selling, general and administrative expense increased 40% for the year ended December 31, 2004, as compared to 2003 and 56% for the year ended December 31, 2003, as compared to 2002. As a percentage of sales selling, general and administrative was 38%, 35% and 32% of sales for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in selling, general and administrative expenses as a percentage of sales for 2004 is primarily the result of increased royalties required under our new license with Burberry. Royalty expense, included in selling, general, and administrative expenses, aggregated $20.9 million, $10.4 million and $5.5 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

       In addition, growth in our prestige product lines requires higher selling, general and administrative expenses because promotion and advertising are prerequisites for sales of designer prestige products. We develop a complete marketing and promotional plan to support our growing portfolio of prestige brands and to build upon each brand's awareness. Promotion and advertising included in selling, general and administrative expenses was approximately $21.8 million, $19.8 million and $10.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our mass-market product lines do not require extensive advertising and therefore, more of our selling, general and administrative expenses are fixed rather than variable.

       As previously reported, Inter Parfums, S.A. was a party to litigation with Jean Charles Brosseau, S.A. (Brosseau), the owner of the Ombre Rose trademark. In October 1999, IPSA received notice of a judgment in favor of Brosseau, which awarded damages of approximately $0.85 million (at current exchange rates). On appeal, in February 2001, the Court required IPSA to pay $0.14 million as an advance for damages claimed by Brosseau.

       In February 2004, the Court of Appeal ordered Inter Parfums, S.A. to pay total damages of $0.39 million of which $0.14 million has already been advanced. Brosseau had until the end of May 2004 to appeal this decision. No appeal has been filed, and therefore, in May 2004, Inter Parfums, S.A. reversed its remaining litigation reserve aggregating approximately $0.46 million. This reversal is included as a reduction of administrative expenses in the accompanying consolidated statement of income.

       Interest expense aggregated $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. We use the credit lines available to us, as needed, to finance our working capital needs and short-term financing for acquisitions. In connection with the acquisition of the Lanvin license referred to above, Inter Parfums, S.A. financed the license fee by entering into a $19.2 million five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging the variable interest rate referred to above to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This fair value of this derivative instrument at December 31, 2004 is reflected in the accompanying consolidated balance sheet and an expense of $0.13 million has been recorded as interest expense in the accompanying consolidated statement of operations.

       Foreign currency gains or (losses) aggregated ($0.4) million, $0.3 million and ($0.1) million for the years ended December 31, 2004, 2003 and 2002, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

       Our effective income tax rate was 36.5%, 35.3% and 35.7% for the years ended December 31, 2004, 2003 and 2002, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

       Net income increased 13% to $15.7 million in 2004 after increasing 47% to $13.8 million in 2003. Diluted earnings per share increased 12% to $0.77 in 2004 after increasing 47% to $0.69 in 2003. Weighted average shares outstanding aggregated 19.2 million, 19.0 million and 18.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. On a diluted basis, average shares outstanding were 20.5 million, 20.1 million and 19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the average diluted shares outstanding is the result of the effect of dilutive securities resulting from an increase in our average stock price. The average stock price of our common shares was $19.25 per share for the year ended December 31, 2004, as compared to $10.41 per share for the year ended December 31, 2003.

LIQUIDITY AND FINANCED RESOURCES

       Our financial position remains strong. At December 31, 2004, working capital aggregated $130 million and we had a working capital ratio of 3.4 to 1. Cash and cash equivalents aggregated $41.0 million.

       In April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel for approximately $8.7 million in cash including an additional capital infusion of $2.8 million made in June 2004, aggregating approximately $4.5 million, net of cash acquired. We funded this acquisition with cash on hand. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to Inter Parfums, S.A. from January 2007 through June 2007. Based on an independent valuation, management has valued the put options at $0.93 million as of the date of acquisition. These options are carried at fair value as determined by management as of December 31, 2004, which resulted in a gain of $0.17 million.

       The purchase price for the minority shares will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel or at a price approximately 7% above the recent purchase price.

       In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement takes effect July 1, 2004 and provided for an upfront license fee of $19.2 million and the purchase of existing inventory of $7.6 million. Inter Parfums, S.A. financed the license fee by entering into a $19.2 million five-year credit agreement. This long-term credit facility, which bears interest at 0.60% above the Eurobor rate, provides for principal to be repaid in 20 equal quarterly installments of $0.96 million and requires the maintenance of certain financial covenants.

       In October 2004, Inter Parfums, S.A. entered into a new long-term fragrance license with Burberry. This new agreement replaces the existing license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In connection with the new license agreement Inter Parfums, S.A. paid Burberry an upfront license fee of approximately $3.6 million.

       Cash provided by (used in) operating activities aggregated ($4.4) million, $19.3 million and $12.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2003, in terms of cash flows, accounts receivable and inventories were up 34% and 49%, respectively, from December 31, 2002. The increase in accounts receivable and inventories is reasonable considering that net sales for the three months and year ended December 31, 2003 were up 33% and 42%, respectively. In addition, a significant inventory build up during the fourth quarter of 2003 was made to meet our sales commitments in early 2004 including the continued rollout of our Burberry BRIT for women line. This buildup was financed primarily through normal credit terms with our vendors, and therefore did not have any significant impact on our cash flows from operations.

       The 2003 inventory buildup financed through normal credit terms from our vendors is the most significant factor affecting our cash flow from operating activities in 2004 as our vendors needed to get paid. Changes in accounts payable and accrued expenses provided cash from operating activities in 2003 of $23.9 million and used cash of $21.8 million in 2004. In addition, cash used in operating activities for 2004 reflects an increase in accounts receivable of $5.8 million. This increase, which represents a 9% increase from the December 31, 2003 accounts receivable balance, is reasonable considering the Company's sales growth of 29% and 27% for the three months and year ended December 31, 2004, respectively.

       Cash flows used in investing activities consists of approximately $2.0 million spent on tools and molds with the balance of capital expenditures representing office fixtures, computer equipment and industrial equipment needed at our distribution centers. For the year ended December 31, 2004, cash flows used in investing activities aggregated $32.2 million. Included in this amount is approximately $20.3 million paid for the purchase of the Lanvin license (including legal expenses and fees), $4.4 million paid for the Nickel acquisition, net of cash acquired and $3.6 million paid to Burberry in connection with the signing of a new license agreement.

       In March 2005, our board of directors increased the cash dividend to $.16 per share, approximately $3.1 million per annum, payable $.04 per share on a quarterly basis. Our first cash dividend of $.04 per share is to be paid on April 15, 2005 to shareholders of record on March 31, 2005. Dividends paid, including dividends paid to minority shareholders by our French subsidiary aggregated $2.9 million, $1.8 million and $1.1 million in 2004, 2003 and 2002, respectively. This increased cash dividend in 2005 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

       Our short-term financing requirements are expected to be met by available cash at December 31, 2004, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2004 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

       We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

       Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

       The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).


--------------------------------------------------------------------------------
                                            Payments due by period
--------------------------------------------------------------------------------
                                Total    Less than   Years     Years   More than
   Contractual Obligations                 1 year     2-3       4-5     5 years
--------------------------------------------------------------------------------
Long-Term Debt                 $ 19,617   $ 4,359   $ 8,718   $ 6,540   $      0

Capital Lease Obligations      $      0   $     0   $     0   $     0   $      0

Operating Leases               $ 38,138   $ 5,062   $11,197   $11,386   $ 10,493

Purchase Obligations           $      0   $     0   $     0   $     0   $      0

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP       $      0   $     0   $     0   $     0   $      0

Minimum Royalty Obligations    $396,892   $25,651   $58,565   $65,330   $247,346

Total                          $454,647   $35,072   $78,480   $83,256   $257,839



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

       We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2004, we had foreign currency contracts at Inter Parfums, S.A. in the form of forward exchange contracts in the amount of approximately U.S. $37.2 million and GB Pounds 5.4 million.

INTEREST RATE RISK MANAGEMENT

       We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to reduce exposure to rising variable interest rates, by effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR rate on our long-term to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The fair value of this derivative instrument at December 31, 2004 is reflected in our consolidated balance sheet and an expense of $0.13 million has been recorded in our consolidated statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The required financial statements commence on page F-1.

SUPPLEMENTARY DATA

                           QUARTERLY DATA (UNAUDITED)
                       FOR THE YEAR ENDED 31 DECEMBER 2004
                 (In Thousands Except Share and Per Share Data)

----------------------------------------- --------------- --------------- --------------- --------------- ---------------

                                            1st Quarter     2nd Quarter     3rd Quarter     4th Quarter      Full Year
----------------------------------------- --------------- --------------- --------------- --------------- ---------------
Net Sales                                      $58,392         $46,733         $67,090         $63,832        $236,047
----------------------------------------- --------------- --------------- --------------- --------------- ---------------

Gross Profit                                    28,724          23,682          33,268          36,385         122,059
----------------------------------------- --------------- --------------- --------------- --------------- ---------------

Net Income                                       4,779           3,401           4,037           3,486          15,703
----------------------------------------- --------------- --------------- --------------- --------------- ---------------
Net Income per Share:
   Basic                                         $0.25           $0.18           $0.21           $0.18           $0.82
   Diluted                                       $0.23           $0.17           $0.20           $0.17           $0.77
----------------------------------------- --------------- --------------- --------------- --------------- ---------------
Average Common Shares
Outstanding:
   Basic                                    19,169,477      19,170,936      19,171,078      19,307,579      19,204,768
   Diluted                                  20,614,308      20,577,922      20,397,201      20,386,720      20,494,038
----------------------------------------- --------------- --------------- --------------- --------------- ---------------

                           QUARTERLY DATA (UNAUDITED)
                       FOR THE YEAR ENDED 31 DECEMBER 2003
                 (In Thousands Except Share and Per Share Data)

----------------------------------------- --------------- -------------- --------------- --------------- --------------

                                           1st  Quarter     2nd Quarter    3rd Quarter     4th Quarter     Full Year
----------------------------------------- --------------- -------------- --------------- --------------- --------------
Net Sales                                      $37,564        $41,392         $57,401         $49,232       $185,589
----------------------------------------- --------------- -------------- --------------- --------------- --------------

Gross Profit                                    17,880         20,126          27,511          24,623         90,140
----------------------------------------- --------------- -------------- --------------- --------------- --------------

Net Income                                       2,503          2,937           4,684           3,713         13,837
----------------------------------------- --------------- -------------- --------------- --------------- --------------
Net Income per Share:
   Basic                                          $.13           $.15            $.25            $.19           $.73
   Diluted                                        $.13           $.15            $.23            $.18           $.69
----------------------------------------- --------------- -------------- --------------- --------------- --------------
Average Common Shares Outstanding:
   Basic                                    18,816,503     18,999,219      19,024,081      19,128,715     19,032,460
   Diluted                                  19,907,660     19,905,644      20,182,148      20,470,279     20,116,433
----------------------------------------- --------------- -------------- --------------- --------------- --------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Eisner LLP previously was our principal accountants. On January 7, 2004, that firm was dismissed as our principal accountants and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by our audit committee.

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

       On September 13, 2004 KPMG LLP, which was previously the principal accountants for Inter Parfums, Inc., resigned as the principal accountants. This decision to change accountants was communicated to the audit committee of Inter Parfums, Inc.

       In connection with the audit of fiscal year ended December 31, 2003, and the subsequent interim period through September 13, 2004, there were no reportable events and there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

       The audit report of KPMG LLP on the consolidated financial statements of Inter Parfums, Inc. and subsidiaries as of and for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

       On October 15, 2004 Mazars LLP was engaged as the principal accountants to audit the financial statements of Inter Parfums, Inc. The decision to engage Mazars LLP was approved by our audit committee.

       During the two fiscal years ended December 31, 2003 and the subsequent interim period through the date of engagement, we did not consult with or engage Mazars LLP regarding the application of generally accepted accounting principles to a specific transaction or the type of audit opinion that might be rendered on our consolidated financial statements.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

       Within 45 days of the date this report is due, we will provide our management's assessment report relating to our internal control over financial reporting as required by Item 308(a) of Regulation S-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

       Within 45 days of the date this report is due, we will provide the attestation report of the registered public accounting firm as required by Item 308(b) of Regulation S-K.

CHANGES IN INTERNAL CONTROLS

       Within 45 days of the date this report is due, we will provide the disclosure relating to changes in internal control over financial reporting as required by Item 308(c) of Regulation S-K.


ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

       As of the date of this report, our executive officers and directors were as follows:

--------------------------- ----------------------------------------------------
Name                        Position
--------------------------- ----------------------------------------------------
Jean Madar                  Chairman of the Board, Chief Executive Officer of
                            Inter Parfums, Inc. and Director General of Inter
                            Parfums, S.A.
--------------------------- ----------------------------------------------------
Philippe Benacin            Vice Chairman of the Board, President of Inter
                            Parfums, Inc. and President of Inter Parfums, S.A.
--------------------------- ----------------------------------------------------
Russell Greenberg           Director, Executive Vice President and Chief
                            Financial Officer
--------------------------- ----------------------------------------------------
Philippe Santi              Director, Executive Vice President and Director of
                            Finance, Inter Parfums, S.A.
--------------------------- ----------------------------------------------------
Francois Heilbronn          Director
--------------------------- ----------------------------------------------------
Joseph A. Caccamo           Director
--------------------------- ----------------------------------------------------
Jean Levy                   Director
--------------------------- ----------------------------------------------------
Robert Bensoussan-Torres    Director
--------------------------- ----------------------------------------------------
Daniel Piette               Director
--------------------------- ----------------------------------------------------
Jean Cailliau               Director
--------------------------- ----------------------------------------------------
Serge Rosinoer              Director
--------------------------- ----------------------------------------------------
Wayne Hamerling             Executive Vice President
--------------------------- ----------------------------------------------------
Marcella Cacci              President of Burberry Fragrances, Inter Parfums,
                            S.A.
--------------------------- ----------------------------------------------------
Frederic Garcia-Pelayo      President of the Luxury and Fashion division of
                            Inter Parfums, S.A.
--------------------------- ----------------------------------------------------
Jack Ayer                   Director of Distribution - France, Inter Parfums,
                            S.A.
--------------------------- ----------------------------------------------------
Axel Marot                  Director of Production & Logistics, Inter Parfums,
                            S.A.
--------------------------- ----------------------------------------------------

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

BOARD OF DIRECTORS

       Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the Board are kept informed of our business by various reports and documents made available to them. The Board of Directors held five meetings (or executed consents in lieu thereof), including meetings of committees of the Board during 2004, and all of the directors attended at least 75% of the meetings of the Board and committee meetings of which they were a member, except Serge Rosinoer.

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

       During Fiscal 2004, the Board of Directors had the following standing committees:

       o Audit Committee - The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by the Company which prepare or issue an audit report for the Company. During Fiscal 2004, the Audit Committee consisted of Messrs. Heilbronn, Levy and Bensoussan-Torres.

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

       o Executive Compensation and Stock Option Committee - The Executive Compensation Committee oversees the compensation of the Company's executives and administers the Company's stock option plans. The members of such committee are Messrs. Heilbronn, Levy and Piette.

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

JEAN MADAR

       Jean Madar, age 44, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums, S.A., the Company's subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

PHILIPPE BENACIN

       Mr. Benacin, age 46, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

RUSSELL GREENBERG

       Mr. Greenberg, age 48, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

PHILIPPE SANTI

Philippe Santi, age 43 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi became Executive Vice President of Inter Parfums, S.A. in 2004, and is a Certified Accountant and Statutory Auditor in France.


FRANCOIS HEILBRONN

       Mr. Heilbronn, age 44, a Director since 1988, an independent director, and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

JOSEPH A. CACCAMO

       Mr. Caccamo, age 49, a Director since 1992, is an attorney with the law firm of Becker & Poliakoff, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became our counsel.

JEAN LEVY

       Jean Levy, age 72, a Director since August 1996, an independent director and a member of the audit and executive compensation and stock option committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financiere d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retainer located in Paris.

ROBERT BENSOUSSAN-TORRES

       Robert Bensoussan-Torres, age 47, has been a Director since March 1997, and also is an independent director and a member of the audit committee. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

DANIEL PIETTE

       Mr. Piette, age 59, and a director since December 1999, is also a member of the executive compensation and stock option committee of the Board of Directors. The Board considers Mr.

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

JEAN CAILLIAU

       Mr. Cailliau, age 42, and a director since December 1999. The Board considers Mr. Cailliau to be independent of management, notwithstanding his affiliation with LV Capital USA Inc. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. He is the CEO of LV Capital USA Inc., its United States vehicle. In January 2001 he became a Director of L Capital Management, a private equity fund sponsored by LVMH. For the past 10 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

SERGE ROSINOER

       Mr. Rosinoer, age 73, was appointed to the Board of Directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company's European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Exterieur de la France.

WAYNE C. HAMERLING

       Mr. Hamerling, age 48, is an Executive Vice President in charge of mass market sales of fragrances, cosmetics and health and beauty aids in the United States. Mr. Hamerling, who attended Rutgers University, has over twenty (20) years experience in the fragrance and cosmetic business.

MARCELLA CACCI

       Marcella Cacci, age 39, becomes the President of Burberry Fragrances, a division of Inter Parfums, S.A. on March 15, 2005. Ms. Cacci will be responsible for the strategic direction, management and operational control of Burberry Fragrances. From April 2000 through March

2005, Ms. Cacci was the Senior Vice President of Global Licensing of the Burberry Group. Before joining Burberry, she held the position of Managing Director of Etro North America.


FREDERIC GARCIA-PELAYO

Frederic Garcia-Pelayo, age 46, became the President of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.


JACK AYER

       Jack Ayer, age 56, was a French Market Sales Manager when he joined Inter Parfums, S.A. in 1989 and has been the Director of the French Market Sales for Inter Parfums, S.A. since 1999. Prior to 1989 Mr. Ayer spent 13 years as a brand representative for L'Oreal.

AXEL MAROT

       Axel Marot, age 32, was the Supply Chain Manager when he joined Inter Parfums, S.A. in 2003 and has been the Director of Operations for Inter Parfums, S.A. since January 2005. Prior to joining Inter Parfums, S.A., Mr. Marot was a Supply Chain Manager for Nestle.

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

ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer and each of the four most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002. All amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

                                                 SUMMARY COMPENSATION TABLE

                                            Annual Compensation                          Long Term Awards
------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------
                                                                                              Securities
                                                                            Other Annual      Underlying     All Other
Name and Principal Position           Year    Salary ($)     Bonus ($)    Compensation ($)    Options (#)    Compensation
------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------
Jean Madar, Chairman of the Board,    2004     330,000             0       1,291,030(1)         50,000        -0-
Chief Executive Officer of Inter      2003     330,000       191,000         906,117(2)         50,000        -0-
Parfums, Inc. and Director General    2002     330,000       200,000         703,032(3)         50,000        -0-
of Inter Parfums, S.A.
------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------

Philippe Benacin, President of        2004     210,000       111,250       1,697,412(4)         50,000        -0-
Inter Parfums, Inc. and President     2003     160,433       100,837       1,277,436(5)         50,000        -0-
of Inter Parfums, S.A.                2002     128,250        78,850       1,075,075(6)         50,000        -0-

------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------
Russell Greenberg, Executive Vice     2004     315,000        30,000         222,055(7)         25,000        -0-
President and Chief Financial         2003     295,000        23,000         116,217(8)         18,000        -0-
Officer                               2002     275,000        58,000         135,268(9)         18,000        -0-

------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------
Wayne C. Hamerling, Executive Vice    2004     243,120        15,000         334,994(10)        18,000        -0-
President                             2003     228,120        25,000          86,571(11)        18,000        -0-
                                      2002     196,120        15,000         256,389(12)        18,000        -0-

------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------
Frederic Garcia-Pelayo,               2004     149,000       136,000         624,775(13)        -0-           -0-
Director Export Sales,                2003     109,448       101,970         162,000(14)        -0-           -0-
Inter Parfums, S.A.                   2002      90,013        59,693         113,700(15)        -0-           -0-

------------------------------------ ------ ------------- ------------- ------------------- -------------- ----------------

[Footnotes to Table]
------------------------------------
(1) Consists of $670,285 realized upon the exercise of options, and $620,745 realized on the exercise of options of Inter Parfums, S.A.

(2) Consists of $678,648 realized upon the exercise of options, and $227,469 realized on the exercise of options of Inter Parfums, S.A.

(3)   Consists of $703,032 realized upon exercise of options.

(4) Consists of lodging expenses of $48,000, $16,250 for automobile expenses, $1,000,302 realized upon the exercise of options, and $632,860 realized upon exercise of options of Inter Parfums, S.A.

(5) Consists of lodging expenses of $35,000, $15,000 for automobile expenses, $999,967 realized upon the exercise of options, and $227,469 realized on the exercise of options of Inter Parfums, S.A.

(6) Consists of lodging expenses of $35,000, $15,000 for automobile expenses and $1,025,075 realized upon exercise of options.

(7) Consists of $2,214 for automobile expenses and $183,935 realized upon exercise of options and $35,906 realized on the exercise of options of Inter Parfums, S.A.

(8) Consists of $2,214 for automobile expenses and $87,600 realized upon exercise of options, and $26,403 realized on the exercise of options of Inter Parfums, S.A..

(9) Consists of $2,214 for automobile expenses and $133,054 realized upon the exercise of options.

(10) Consists of selling commissions of $75,956 and non cash compensation of $4,500 equal to the value of personal use of a Company leased automobile; and $254,538 realized upon the exercise of options.

(11) Consists of selling commissions of $82,071 and non cash compensation of $4,500 equal to the value of personal use of a Company leased automobile.

(12) Consists of selling commissions of $75,950 and non cash compensation of $4,500 equal to the value of personal use of a Company leased automobile; and $175,949 realized upon the exercise of options.

(13) Consists of $24,000 from profit sharing plan of Inter Parfums, S.A. and $600,775 realized on the exercise of options of Inter Parfums, S.A.

(14) Consists of $ $17,562 from profit sharing plan of Inter Parfums, S.A. and $144,458 realized on the exercise of options of Inter Parfums, S.A.

(15) Consists of $13,265 from profit sharing plan of Inter Parfums, S.A. and $100,435 realized on the exercise of options of Inter Parfums, S.A.


       The following table sets forth certain information relating to stock option grants during Fiscal 2004 to our Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during Fiscal 2004:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                POTENTIAL REALIZED VALUE AT
                                                                                ASSUMED ANNUAL RATES OF STOCK
                            INDIVIDUALIZED GRANTS                               PRICE APPRECIATION FOR OPTION TERM
--------------------------------------------------------------------------- -------------- ------------- --------------

Name                     Number of        % of Total           Exercise     Expiration     Five (5%)     Ten (10%)
                         Securities       Options/SARs         or Base      Date           Percent       Percent
                         Underlying       Granted to           Price                       ($)           ($)
                         Options          Employees in         ($/Sh)
                         Granted (#)      Fiscal Year
------------------------ ---------------- -------------------- ------------ -------------- ------------- --------------
Jean Madar               50,000               23.0             15.39        12/09/09        212,599      469,787
------------------------ ---------------- -------------------- ------------ -------------- ------------- --------------

Philippe Benacin         50,000               23.0             15.39        12/09/09        212,599      469,787
------------------------ ---------------- -------------------- ------------ -------------- ------------- --------------

Russell Greenberg        25,000               11.5             15.39        12/09/09        106,299      234,894
------------------------ ---------------- -------------------- ------------ -------------- ------------- --------------

Wayne Hamerling          18,000                8.3             15.39        12/09/09         76,536      169,123
------------------------ ---------------- -------------------- ------------ -------------- ------------- --------------

Frederic Garcia-Pelayo   -0-                   -0-             15.39        12/09/09            -0-          -0-
------------------------ ---------------- -------------------- ------------ -------------- ------------- --------------

       The following table sets forth certain information relating to option exercises effected during Fiscal 2004, and the value of options held as of December 31, 2004 by each of our Chief Executive Officer and the four most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during Fiscal 2004:

AGGREGATE OPTION/SAR EXERCISES FOR FISCAL 2004
AND YEAR END OPTION VALUES

--------------------------- ------------------- --------------- --------------------------- -------------------------

                                                                Number of                    Value(1) of Unexercised
                                                                Unexercised Options at       In-the-Money Options at
                                                                December 31, 2004(#)         December 31, 2004($)
--------------------------- ------------------- --------------- --------------------------- -------------------------

          Name                Shares Acquired     Value ($)           Exercisable/                Exercisable/
                              on Exercise         Realized(2)         Unexercisable               Unexercisable
--------------------------- ------------------- --------------- --------------------------- -------------------------
Jean Madar(3)                     65,400             670,285           711,350/-0-                7,648,932/-0-
--------------------------- ------------------- --------------- --------------------------- -------------------------
Philippe Benacin(3)               97,600           1,302,000           626,850/-0-                6,521,326/-0-
--------------------------- ------------------- --------------- --------------------------- -------------------------
Russell Greenberg                 15,000             183,935           113,750/-0-                  718,879/-0-
--------------------------- ------------------- --------------- --------------------------- -------------------------
Wayne C. Hamerling                21,750             254,538           100,000/-0-                  625,234/-0-
--------------------------- ------------------- --------------- --------------------------- -------------------------
Frederic Garcia-Pelayo               -0-                 -0-               -0-/-0-                      -0-/-0-
--------------------------- ------------------- --------------- --------------------------- -------------------------

(1) Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $15.90 on December 31, 2004.

(2) Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.

(3) In October 2004, both the Chief Executive Officer and the President exercised an aggregate of 65,400 and 97,600 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $167,000 for the Chief Executive Officer and $249,000 for the President were paid by each of them tendering to the Company 13,055 and 19,482 shares, respectively, of the Company's common stock, previously owned by them, valued at $12.805 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 14,395 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $600,000, which will be reflected as an increase to additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2004.

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

       In February 2005 we entered into an employment agreement with Marcella Cacci to act as the President of Burberry Fragrances, a division of Inter Parfums, S.A. for a three year period. Her salary is $400,000, which is subject to adjustment for currency fluctuations under certain circumstances. She is also entitled to annual bonuses of $125,000 if Burberry Fragrances reaches certain sales targets, and another $125,000 if Burberry Fragrances achieves a specified target based upon earnings of Burberry Fragrances before interest and taxes.

       Ms. Cacci is also to receive the following benefits:

       o Stock Options: Options to purchase 20,000 ordinary shares of Inter Parfums S.A.'s common stock at a purchase price equal to the fair market value of the shares at the time of the grant, vesting 1/3 each year for three years.

       o One Time Issuance of Restricted Shares: Issuance of 5,000 ordinary shares of Inter Parfums S.A. vesting 1/3 each year for three years.

       Generally, upon termination of the employment agreement by us without cause, we are obligated to pay Ms. Cacci 0.75 times her annual salary and benefits, and if an annual bonus was earned for the prior calendar year, then we are obligated to make a lump sum payment equal to 0.75 times such annual bonus. In addition, all vesting restrictions on the option grant and restricted shares shall lapse.

       If Ms. Cacci terminates the employment agreement without cause, then we are obligated to pay her salary and benefits equal to the lesser of a 9 month period, or the number of months she worked, together with a pro-rated annual bonus, if earned, for the calendar year in which the date of termination occurs based on the number of days she was employed during such calendar year. However, upon such termination, all unvested options, except to the extent previously exercised, are terminated and all restricted shares to the extent not vested are canceled.

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

       On 1 February 2005, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Daniel Piette, Jean Cailliau and Serge Rosinoer and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $15.20 per share under the 2000 plan. The options held by Mr. Caccamo are held as nominee for his present law firm.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information, as of March 10, 2005 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of March 10, 2005, we had 20,175,160 shares of common stock outstanding.

----------------------------------- ------------------------- ------------------
Name and Address                            Amount of             Approximate
of Beneficial Owner                  Beneficial Ownership(1)   Percent of Class
----------------------------------- ------------------------- ------------------
Jean Madar                                 6,148,531(2)            30.2%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France
----------------------------------- ------------------------- ------------------
Philippe Benacin                           6,148,250(3)             30.2%
c/o Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008 Paris, France
----------------------------------- ------------------------- ------------------
Russell Greenberg                            113,750(4)          Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
----------------------------------- ------------------------- ------------------
Francois Heilbronn                            21,375(5)          Less than 1%
60 Avenue de  Breteuil
75007 Paris, France
----------------------------------- ------------------------- ------------------
Joseph A. Caccamo, Esq.                       12,000(6)          Less than 1%
Becker & Poliakoff, P.A.
3111 Stirling Road
Ft. Lauderdale, FL 33312
----------------------------------- ------------------------- ------------------
Jean Levy                                      6,750(7)          Less than 1%
Chez Axcess Groupe
8 rue de Berri
75008 Paris, France
----------------------------------- ------------------------- ------------------
Robert Bensoussan-Torres                      10,000(8)          Less than 1%
7 Beaufort Gardens, Flat 3
London,  England    SW3 1PT
----------------------------------- ------------------------- ------------------
Wayne C. Hamerling                            90,000(9)          Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176
----------------------------------- ------------------------- ------------------
Daniel Piette                                  5,500(10)         Less than 1%
L Capital Management
22, avenue Montaigne
75008, Paris, France
----------------------------------- ------------------------- ------------------
Jean Cailliau                                  5,500(11)         Less than 1%
LV Capital
22, avenue Montaigne
75008, Paris, France
----------------------------------- ------------------------- ------------------
Philippe Santi                                25,000(12)         Less than 1%
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France
----------------------------------- ------------------------- ------------------
Serge Rosinoer                                 8,700(13)         Less than 1%
14 rue LeSueur
75116 Paris, France
----------------------------------- ------------------------- ------------------

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

(2) Consists of 5,948,531 shares held directly and options to purchase 200,000 shares.

(3) Consists of 5,948,250 shares held directly and options to purchase 200,000 shares.

(4) Consists of 16,750 shares held directly and options to purchase 97,000 shares.

(5) Consists of 16,875 shares held directly and options to purchase 4,500 shares.

(6) Consists of shares of common stock underlying options, which are held as nominee for his employer. Beneficial ownership of such shares is disclaimed.

(7) Consists of 2,250 shares held directly and options to purchase 4,500 shares.

(8) Consists of 4,500 shares held directly and options to purchase 5,500 shares.

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

(13) Consists of 1,700 shares held directly and options to purchase 7,000 shares.

----------------------------------- ------------------------- ------------------
Name and Address                            Amount of             Approximate
of Beneficial Owner                  Beneficial Ownership(1)   Percent of Class
----------------------------------- ------------------------- ------------------
Marcella Cacci                                  -0-                  NA
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France
----------------------------------- ------------------------- ------------------
Frederic Garcia-Pelayo                          -0-                  NA
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France
----------------------------------- ------------------------- ------------------
Jack Ayer                                       -0-                  NA
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France
----------------------------------- ------------------------- ------------------
Axel Marot                                      -0-                  NA
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France
----------------------------------- ------------------------- ------------------
LV Capital USA, Inc.                       3,458,550(14)            17.9%
19 East 57th Street
New York, NY 10022
----------------------------------- ------------------------- ------------------
All Directors and Officers                16,053,906(15)            77.1%
  As a Group (14 Persons)
----------------------------------- ------------------------- ------------------

       The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------
                       Number of       Weighted-average     Number of
                       securities      exercise price       securities remaining
                       to be           of outstanding       available for future
                       issued upon     options, warrants    issuance under
Plan category          exercise of     and rights           equity compensation
                       outstanding                          plans (excluding
                       options,                             securities reflected
                       warrants                             in column (a))
                       and rights
                       (a)             (b)                  (c)
--------------------------------------------------------------------------------
Equity compensation      1,842,675            7.51               1,175,804
plans approved by
security holders
--------------------------------------------------------------------------------
Equity compensation            -0-             N/A                     -0-
plans not approved
by security holders
--------------------------------------------------------------------------------
Total                    1,842,675            7.51               1,175,804
--------------------------------------------------------------------------------

----------
(14) Based upon information contained in amendment 4 to Schedule 13D of LVMH Moet Hennessy Louis Vuitton, S.A. dated December 7, 2004.

(15) Consists of 11,938,856 shares held directly, and options to purchase 656,500 shares. It also includes 3,458,550 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH FRENCH SUBSIDIARIES

       In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement and the Paul Smith license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the Burberry and Paul Smith license agreements. In addition, Inter Parfums, S.A. has agreed to reimburse us for all of our obligations that we incur under employment agreement with Marcella Cacci.

OPTION EXERCISE PAID WITH TENDER OF SHARES

       In October 2004, both the Chief Executive Officer and the President exercised an aggregate of 65,400 and 97,600 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $167,000 for the Chief Executive Officer and $249,000 for the President were paid by each of them tendering to the Company 13,055 and 19,482 shares, respectively, of the Company's common stock, previously owned by them, valued at $12.805 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 14,395 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $600,000, which has been reflected as an increase to additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2004.

       In February 2005, both the Chief Executive Officer and the President exercised an aggregate of 511,350 and 426,850 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $1,307,000 for the Chief Executive Officer and $1,091,000 for the President were paid by each of them tendering to the Company 90,513 and 75,556 shares, respectively, of the Company's common stock, previously owned by them, valued at $14.44 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 10,388 shares for partial payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $600,000, which will be reflected as an increase to additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2005.

REMUNERATION OF COUNSEL

       Joseph A. Caccamo, a director, is a senior attorney at the law firm of Becker & Poliakoff, P.A., our general counsel. In Fiscal 2004, Becker & Poliakoff, P.A. received an aggregate of $246,692 for its services. Such amount consists of $113,391 for legal fees and reimbursement of disbursements incurred on our behalf, $58,103 paid by Inter Parfums, S.A. in connection with representation in the Burberry license matter and $75,198 realized upon exercise of options.

       On 1 February 2005 in accordance with the terms of our 2000 Nonemployee Stock Option Plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $15.20 per share, the fair market value at the time of grant. He holds this option as nominee for his firm.

SALE OF GOODS TO RELATED PARTY

       The wife of the Chief Executive Officer owns and operates a Diane von Furstenberg retail store in Paris, with Diane von Furstenberg as a partner. Inter Parfums USA, LLC is the fragrance and cosmetic licensee of Diane von Furstenberg, and Inter Parfums Inc. is the guarantor of such license. The retail outlet opened in July 2004 and purchased an immaterial amount of DVF fragrances and cosmetics from Inter Parfums USA, LLC. All sales are recorded as arms' length transactions.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL

       As discussed above, Eisner LLP previously was the principal accountants for the Company. On January 7, 2004, that firm was dismissed as our principal accountants and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by our audit committee. KPMG SA, an affiliate of KPMG LLP, has been engaged as the audit firm for our French subsidiaries for each of the two fiscal years ended December 31, 2001 and December 31, 2002.

       Also as discussed above, on September 13, 2004 KPMG LLP, which was previously the principal accountants for Inter Parfums, Inc., resigned as the principal accountants. This decision to change accountants was communicated to the audit committee of Inter Parfums, Inc. On October 15, 2004 Mazars LLP was engaged as the principal accountants to audit the financial statements of Inter Parfums, Inc. The decision to engage Mazars LLP was approved by our audit committee.

       FEES

       The following sets forth the fees billed to us by each of such accounting firms, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2003 and December 31, 2004.

       AUDIT FEES

       For year 2003, the fees billed by Eisner LLP and KPMG LLP for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $15,000 by Eisner LLP and $286,000 by KPMG LLP and KPMG S.A.. For year 2004, the fees billed by KPMG LLP and KPMG S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $317,000, and the fees billed by Mazars LLP and its affiliate, Mazars S.A., for review of the financial statements contained in our Quarterly Reports on Form 10-Q were $186,500. Audit fees for Mazars LLP and its affiliate, Mazars S.A., for 2004 are expected to be approximately $270,000.

       AUDIT-RELATED FEES

       For year 2003, the fees billed by KPMG S.A. for services that would be classified as audit-related were $61,000. In addition, for year 2003 the services performed for audit related fees for Fiscal 2003 were accounting and reporting consultations relating to Inter Parfums, S.A. dealing its it own shares, as is permissible under French law; treatment of a potential trademark acquisition; international financial reporting standards conversion; fraud risks; attestation services for warehouse services; and compliance with French securities laws.

       For year 2004, no audit related fees were paid to KPMG LLP or Mazars LLP.

       TAX FEES

       For year 2003, Eisner LLP billed us $17,000 for tax preparation and tax consulting services. Neither KPMG LLP nor Mazars LLP billed us for tax services during 2004.

       ALL OTHER FEES

       For year 2003, Eisner LLP billed us $5,500, which relates to various tax matters.

       For year 2003, KPMG S.A. billed us $13,000 to provide tax consultation and advice with respect to repatriation of earnings of our Company's French subsidiaries to us in the United States.

       Neither KPMG LLP nor Mazars LLP billed us for tax services during 2004.

AUDIT COMMITTEE PRE APPROVAL POLICIES AND PROCEDURES

       The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

       During the second quarter of 2004, the audit committee authorized the following non-audit services to be performed by our then auditors, KPMG LLP and KPMG SA:

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

       o We were authorized to retain each of KPMG LLP and KPMG SA in order to provide tax consultation in the ordinary course of for fiscal year ending December 31, 2004.

       o We were authorized to retain each of KPMG LLP and KPMG SA in order to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2004. Approval of the audit committee is required for any further tax services.

       o If we require other services by KPMG LLP and KPMG SA on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

       As discussed above, on September 13, 2004 KPMG LLP, which was previously the principal accountants for Inter Parfums, Inc., resigned as the principal accountants. This decision to change accountants was communicated to the audit committee of Inter Parfums, Inc. On October 15, 2004 Mazars LLP was engaged as the principal accountants to audit the financial statements of Inter Parfums, Inc. The decision to engage Mazars LLP was approved by our audit committee.

       During the third quarter of 2004, the audit committee authorized the following non-audit services to be performed by our auditors.

       o We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2004.

       o We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2004. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

       o If we require other services by Mazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

       o None of the non-audit services of either of the Company's auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)(1) Financial Statements annexed hereto                          Page No.

           Independent Auditors' Report                                 F-2

           Independent Auditors' Report - Predecessor Auditor           F-3

           Independent Auditors' Report - Predecessor Auditor           F-4

           Independent Auditors' Report - Predecessor Auditor           F-5

           Consolidated Balance Sheets as of December 31, 2004
           and December 31, 2003                                        F-6

           Consolidated  Statements  of Income for each of the years
           in the three-year period ended December 31, 2004             F-7

           Consolidated Statements of Changes in Shareholders' Equity
           and Comprehensive Income for each of the years in the
           three-year period ended December 31, 2004                    F-8

           Consolidated Statements of Cash Flows for each of the
           years in the three-year period ended December 31, 2004       F-9

           Notes to Consolidated Financial Statements                   F-10

    (a)(2) Financial Statement Schedules annexed hereto:

           Schedule II - Valuation and Qualifying Accounts              F-27

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

EXHIBIT NO.    DESCRIPTION

4.10           Amendment to 1992 Stock Option Plan

4.11           1993 Stock Option Plan


       The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993:

EXHIBIT NO.    DESCRIPTION

3.3            Articles of Incorporation of Inter Parfums Holdings, S.A.

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

10.52 Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.52.1 English translation of Exhibit no. 10.52, Lease for portion of 4, Rond Point Des Champs Des Elysees dated September 30, 1993

10.53 Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994

10.53.1 English translation of Exhibit no. 1053, Lease for portion of 4, Rond Point Des Champs Des Elysees dated March 2, 1994


       The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

EXHIBIT NO.    DESCRIPTION

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

EXHIBIT NO.    DESCRIPTION

10.67 Second Modification of Lease made as of the 30th day of April, 1997 between Metropolitan Life Insurance Company as landlord and Jean Philippe Fragrances, Inc. as tenant

10.69          Exclusive  License  Agreement  dated June 20, 1997  between  S.T.
               Dupont, S.A. and Inter Parfums (English translation, excised form)


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

EXHIBIT NO.    DESCRIPTION

3.2            Amended and Restated By-laws

4.17           1997 Nonemployee Director Stock Option Plan

10.70          License Agreement among Paul Smith Limited,  Inter Parfums,  S.A.
               and Jean-Philippe Fragrances, Inc. (excised form)

10.71 License Agreement between Christian LaCroix, a division of Group LVMH and Inter Parfums, S.A. (English translation, excised form)


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's current report on Form 8-K (date of event - November 22, 1999):

EXHIBIT NO.    DESCRIPTION

4.2 Shareholder's Agreement among LV Capital USA, Inc., Jean Madar and Philippe Benacin dated November 22, 1999


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

EXHIBIT NO.    DESCRIPTION

3.1.4 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated July 13, 1999 (listed therein as 3.1(d)

       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event - 18 May 2000):

EXHIBIT NO.    DESCRIPTION

10.76          Celine License Agreement (French, excised form).

10.76.1        Celine License Agreement (English translation, excised form).


         The following document heretofore filed with the Commission is incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2000:

EXHIBIT NO.    DESCRIPTION

3.1.5 Amendment to the Company's Restated Certificate of Incorporation, as amended, dated 12 July 2000 (listed therein as 3.1(e))

         The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000:

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

10.84          Banque Worms Letter  Agreement  dated 22 December  1997 - [French
               Original]

10.84.1 Banque Worms Letter Agreement dated 22 December 1997 - [English Translation]

10.85          Credit Agricole ile de France Letter Agreement dated 19 June 1996
               - [French Original]

10.85.1        Credit Agricole ile de France Letter Agreement dated 19 June 1996
               - [English Translation]


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

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


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2002:

EXHIBIT NO.    DESCRIPTION

10.91          Bail entre SCI et Inter Parfums, S.A. [Original in French]

10.91.1        Lease between SCI and Inter Parfums,  S.A.  [English  Translation
               Version]

19.92          Third   Modification   of  Lease  dated  June  17,  2002  between
               Metropolitan   Life   Insurance   Company,   and  Jean   Philippe
               Fragrances, LLC


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2002:


EXHIBIT NO.    DESCRIPTION

10.93 Revolving Credit Agreement dated as of June 23, 2002 between HSBC Bank USA and Inter Parfums, Inc.

23.1           Consent of Eisner LLP

23.2           Consent of KPMG Audit, a division of KPMG S.A.

99.1           Certification Required by Section 906 of the Sarbanes Oxley Act

       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2003:

EXHIBIT NO.    DESCRIPTION

10.97 Agreement dated as of August 8, 2003 between HSBC Bank USA and Jean Philippe Fragrances, LLC


       The  following   documents   heretofore  filed  with  the  Commission  is
incorporated by reference to the Company's current report on Form 8-K (date of event - 7 January 2004):

EXHIBIT NO.    DESCRIPTION

16.            Letter of Eisner LLP dated January 7, 2004

         The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A (date of event - 7 January 2004):

EXHIBIT NO.    DESCRIPTION

16.            Letter of Eisner LLP dated January 16, 2004


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2003:

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

10.100 Line of Credit Agreement between The Banque OBC-Odier Bungener Courvoisier and Inter Parfums, S.A dated 29 October 2003- French original

10.100.1 Line of Credit Agreement between The Banque OBC-Odier Bungener Courvoisier and Inter Parfums, S.A dated 29 October 2003- English translation

14             Code of Business Conduct

31             Certification Required by Rule 13a-14

32             Certification Required by Section 906 of the Sarbanes-Oxley Act

       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Quarterly Report for the quarterly period ended March 31, 2004:

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

10.101.1 Shareholders Agreement from Nickel SA Company dated March 29, 2004-English translation

10.102 Agreement between BNP Paribas and Inter Parfums SA dated March 17, 2004- French Original

10.102.1 Agreement between BNP Paribas and Inter Parfums SA dated March 17, 2004- English translations


       The  following   document   heretofore   filed  with  the  Commission  is
incorporated by reference to the Company's Definitive Proxy Material filed on June 23, 2004 (and contained as Exhibit A to the Definitive Proxy Statement):

EXHIBIT NO.    DESCRIPTION

4.21           2004 Nonemployee Director Stock Option Plan


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2004:

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

10.106.1       Lease  effective as of 1 April 2004 for 4-6 Rond Point des Champs
               Elysees,   Ground  and  1st   Floor,   Paris,   France   (English
               Translation)

10.107 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

10.107.1 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)

10.108 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France (French Original)

10.108.1 Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France(English Translation)


       The  following  documents   heretofore  filed  with  the  Commission  are
incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2004:


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

       The following documents are filed with this report:


EXHIBIT NO.    DESCRIPTION

10.114         Employment   Agreement  Dated  February  8,  2005  Between  Inter
               Parfums, Inc. and Marcella Cacci*

10.115 Agreement dated July 29, 2004 between Credit Lyonnais and Groupe Inter Parfums (French Original)

10.115.1 Agreement dated July 29, 2004 between Credit Lyonnais and Groupe Inter Parfums (English Translation)

10.116 Logistics Service Contract (effective January 1, 2005) between Inter Parfums, S.A. and Sagatrans (French Original)

10.116.1 Logistics Service Contract (effective January 1, 2005) between Inter Parfums, S.A. and Sagatrans (English Translation)

10.117 Agreement dated July 29, 2004 between HSBC Bank USA and Jean Philippe Fragrances, LLC

21             List of Subsidiaries

23.1           Consent of Mazars LLP

23.2           Consent of KPMG LLP

23.3           Consent of Eisner LLP

23.4           Consent of KPMG Audit, a division of KPMG S.A.

31             Certification Required by Rule 13a-14

32             Certification Required by Section 906 of the Sarbanes-Oxley Act

---------
*Filed in excised form.

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

                                    Date: March 14, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                                Date

/s/ Jean Madar                    Chairman of the Board           March 14, 2005
--------------------------        of Directors and
Jean Madar                        Chief Executive Officer

/s/ Russell Greenberg             Chief Financial and             March 14, 2005
--------------------------        Accounting Officer
Russell Greenberg                 and Director

/s/ Philippe Benacin              Director                        March 11, 2005
--------------------------
Philippe Benacin

/s/ Francois Heilbronn            Director                        March 10, 2005
--------------------------
Francois Heilbronn

/s/ Joseph A. Caccamo             Director                        March 14, 2005
--------------------------
Joseph A. Caccamo

/s/ Jean Levy                     Director                        March 11, 2005
--------------------------
Jean Levy
                                  Director                        March __, 2005
--------------------------
Robert Bensoussan-Torres

/s/ Daniel Piette                 Director                        March 7, 2005
--------------------------
Daniel Piette

/s/ Jean Cailliau                 Director                        March 7, 2005
--------------------------
Jean Cailliau

/s/ Philippe Santi                Director                        March 11, 2005
--------------------------
Philippe Santi

/s/ Serge Rosinoer                Director                        March 11, 2005
--------------------------
 Serge Rosinoer

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

Independent Auditors' Report - Predecessor Auditor                          F-4

Independent Auditors' Report - Predecessor Auditor                          F-5

Audited Financial Statements:

     Consolidated Balance Sheets as of December 31, 2004 and 2003           F-6

     Consolidated Statements of Income for each of the years in the
        three-year period ended December 31, 2004                           F-7

     Consolidated Statements of Changes in Shareholders' Equity
        and Comprehensive Income for each of the years in the
        three-year period ended December 31, 2004                           F-8

     Consolidated Statements of Cash Flows for each of the years
        in the three-year period ended December 31, 2004                    F-9

Notes to Consolidated Financial Statements                                  F-10

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts                             F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York



We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements enumerated above, we audited schedule II for the year ended December 31, 2004. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


Mazars LLP




New York, New York
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Inter Parfums, Inc.:

We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule as of December 31, 2003 as listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

New York, New York

March 26, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York


We have audited the accompanying consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows of Inter Parfums, Inc. and subsidiaries (the "Company") for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Inter Parfums Holdings, S.A. and subsidiaries, consolidated foreign subsidiaries of the Company, which statements reflect net sales constituting 68% for 2002. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for Inter Parfums Holdings, S.A. and subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Inter Parfums, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements enumerated above, we audited schedule II for the year ended December 31, 2002. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP





New York, New York
March 5, 2003

With respect to accounts for foreign subsidiaries
March 21, 2003

INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
INTER PARFUMS, S.A.


We have audited the accompanying consolidated statements of income, shareholders' equity and comprehensive income, and cash flows of Inter Parfums Holdings, S.A. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Inter Parfums Holdings, S.A. and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

Paris La Defense, March 21, 2003

KPMG Audit
A DIVISION OF KPMG S.A.



Alain Bouchet
PARTNER

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

                     ASSETS                               2004          2003
                                                       ----------    ----------
Current assets:
   Cash and cash equivalents                           $   40,972    $   58,958
   Accounts receivable, net of allowances of $3,230
      and $1,989 in 2004 and 2003, respectively            75,382        63,467
   Inventories (note 4)                                    61,066        54,255
   Receivables, other                                       2,703         1,631
   Other current assets                                       930         1,638
   Income tax receivable                                      544         1,110
   Deferred tax assets (note 12)                            2,605         1,381
                                                       ----------    ----------
                      Total current assets                184,202       182,440
Equipment and leasehold improvements, net (note 5)          6,448         4,967
Trademarks and licenses, net (notes 3, 6, 9, and 13)       34,171         6,323
Goodwill (note 2)                                           5,143            --
Other assets                                                  521           271
                                                       ----------    ----------
                      Total assets                     $  230,485    $  194,001
                                                       ==========    ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable - banks (note 7)                      $      748    $      121
   Current portion of long-term debt                        4,359            --
   Accounts payable                                        30,730        45,152
   Accrued expenses                                        15,385        17,403
   Income taxes payable                                     2,533         3,411
   Dividends payable                                          581           383
                                                       ----------    ----------
                      Total current liabilities            54,336        66,470
                                                       ----------    ----------
Deferred tax liability (note 12)                            2,839         1,417
                                                       ----------    ----------
Long-term debt, less current portion (note 8)              15,258            --
                                                       ----------    ----------
Put option (note 2)                                           838            --
                                                       ----------    ----------
Minority interest                                          30,705        21,198
                                                       ----------    ----------
Commitments and contingencies (notes 9 and 13)

Shareholders' equity (notes 10 and 13):
   Preferred stock, $0.001 par value. Authorized
      1,000,000 shares; none issued
   Common stock, $0.001 par value. Authorized
      100,000,000 shares; outstanding
      19,379,917 and 19,164,186 shares, in 2004
      and 2003, respectively                                   19            19
   Additional paid-in capital                              35,538        34,363
   Retained earnings                                      100,772        87,376
   Accumulated other comprehensive income                  16,431         9,404
   Treasury stock, at cost, 7,064,511 and
      7,180,579 common shares in 2004 and
      2003, respectively                                  (26,251)      (26,246)
                                                       ----------    ----------
                      Total shareholders' equity          126,509       104,916
                                                       ----------    ----------
                      Total liabilities and
                        shareholders' equity           $  230,485    $  194,001
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 2004, 2003, and 2002
                 (In thousands except share and per share data)


                                                                  2004             2003             2002
                                                             -------------    -------------    -------------
Net sales                                                    $     236,047    $     185,589    $     130,352
Cost of sales                                                      113,988           95,449           71,630
                                                             -------------    -------------    -------------
      Gross margin                                                 122,059           90,140           58,722
Selling, general, and administrative                                89,516           64,147           41,202
                                                             -------------    -------------    -------------
      Income from operations                                        32,543           25,993           17,520
Other expenses (income):
   Interest expense                                                    798              271              394
   (Gain) loss on foreign currency                                     360             (333)             106
   Interest income                                                    (782)            (946)            (628)
   Loss on subsidiary's issuance of stock                              529              369               67
                                                             -------------    -------------    -------------
                                                                       905             (639)             (61)
                                                             -------------    -------------    -------------
      Income before income taxes and minority interest              31,638           26,632           17,581
                                                             -------------    -------------    -------------
Income taxes                                                        11,542            9,403            6,282
                                                             -------------    -------------    -------------
      Income before minority interest                               20,096           17,229           11,299
Minority interest in net income of consolidated subsidiary           4,393            3,392            1,894
                                                             -------------    -------------    -------------
                 Net income                                  $      15,703    $      13,837    $       9,405
                                                             =============    =============    =============
Net income per share:
   Basic                                                     $        0.82    $        0.73    $        0.50
   Diluted                                                            0.77             0.69             0.47
Weighted average number of shares outstanding:
   Basic                                                        19,204,768       19,032,460       18,776,988
   Diluted                                                      20,494,038       20,116,433       19,948,305


See accompanying notes to consolidated financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Changes
                in Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 2004, 2003, and 2002
                        (In thousands except share data)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                  COMMON STOCK    ADDITIONAL             COMPRE-     COMPRE-
                                             --------------------   PAID-IN  RETAINED   HENSIVE     HENSIVE    TREASURY
                                               SHARES      AMOUNT   CAPITAL  EARNINGS    INCOME      INCOME      STOCK      TOTAL
                                             ----------    ------  --------- --------   --------  -----------  --------   --------
Balance - January 1, 2002                    18,692,269    $  19    32,470   $66,788               $ (8,043)  $(26,143)   $ 65,091

Comprehensive income:
   Net income                                        --       --        --     9,405    $  9,405         --         --       9,405
   Foreign currency translation adjustments          --       --        --        --       6,746      6,746         --       6,746
   Change in fair value of derivatives               --       --        --        --         (97)       (97)        --         (97)
                                                                                        --------
         Total comprehensive income                                                     $ 16,054
                                                                                        ========
Dividends                                            --       --        --    (1,130)                    --         --      (1,130)
Shares issued upon exercise of stock
   options (including income tax benefit)       428,613       --       971        --                     --      1,119       2,090
Shares received as proceeds of
   option exercises                            (144,675)      --        --        --                     --     (1,189)     (1,189)
                                             ----------    -----   -------  --------               --------   --------   --------
Balance - December 31, 2002                  18,976,207       19    33,441    75,063                 (1,394)   (26,213)     80,916

Comprehensive income:
  Net income                                         --       --        --    13,837    $ 13,837         --         --      13,837
  Foreign currency translation adjustments           --       --        --        --      10,616     10,616         --      10,616
  Change in fair value of derivatives                --       --        --        --         182        182         --         182
                                                                                        --------
         Total comprehensive income                                                     $ 24,635
                                                                                        ========
Dividends                                            --       --        --    (1,524)                    --         --      (1,524)
Shares issued upon exercise of stock options
   (including income tax benefit)               266,750       --       922        --                     --        732       1,654
Shares received as proceeds of
   option exercises                             (78,771)      --        --        --                     --       (765)       (765)
                                             ----------    -----   -------  --------               --------   --------   --------
Balance - December 31, 2003                  19,164,186       19    34,363    87,376                  9,404    (26,246)    104,916

Comprehensive income:
  Net income                                         --       --        --    15,703    $ 15,703         --         --      15,703
  Foreign currency translation adjustments           --       --        --        --       6,919      6,919         --       6,919
  Change in fair value of derivatives                --       --        --        --         108        108         --         108
                                                                                        --------
         Total comprehensive income                                                     $ 22,730
                                                                                        ========
Dividends                                            --       --        --    (2,307)                    --         --      (2,307)
Shares issued upon exercise of stock options
    (including income tax benefit)              262,663       --     1,175        --                     --        596       1,771
Shares received as proceeds of
    option exercises                            (46,932)      --        --        --                     --       (601)       (601)
                                             ----------    -----   -------  --------               --------   --------   --------
Balance - December 31, 2004                  19,379,917    $  19   $35,538  $100,772               $ 16,431   $(26,251)  $126,509
                                             ==========    =====   =======  ========               ========   ========   ========

See accompanying notes to consolidated financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)

                                                             2004           2003           2002
                                                          ----------     ----------     ----------
Cash flows from operating activities:
   Net income                                             $   15,703     $   13,837     $    9,405
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                          3,988          3,344          2,220
        Provision for doubtful accounts                        1,191            362            184
        Minority interest in net income of
           consolidated subsidiary                             4,393          3,392          1,894
        Deferred tax provision                                   155            369            830
        Change in fair value of put options                     (174)            --             --
        Loss on subsidiary's issuance of stock                   529            369             67
        Gain on sale of trademark                                 --             --            (87)
        Changes in:
           Accounts receivable                                (6,974)       (14,199)        (5,699)
           Inventories                                        (1,703)       (15,881)        (1,185)
           Other assets                                          (10)           570           (543)
           Accounts payable and accrued expenses             (21,835)        23,882          3,363
           Income taxes payable, net                             354          3,301          2,291
                                                          ----------     ----------     ----------
              Net cash provided by (used in) operating
              activities                                      (4,383)        19,346         12,740
                                                          ----------     ----------     ----------
Cash flows from investing activities:
   Purchase of equipment and leasehold improvements           (3,254)        (2,545)        (1,317)
   Payment for licenses and trademarks acquired              (24,465)            --         (3,225)
   Acquisition of businesses, net of cash acquired            (4,481)            --             --
   Proceeds from sale of trademark                                --             --            158
                                                          ----------     ----------     ----------
              Net cash used in investing activities          (32,200)        (2,545)        (4,384)
                                                          ----------     ----------     ----------
Cash flows from financing activities:
   Increase (decrease) in loans payable - banks                  182         (1,752)           353
   Proceeds from long-term debt                               19,925             --             --
   Repayment of long-term debt                                (1,992)            --         (1,445)
   Proceeds from sale of stock of subsidiary                   1,622          1,105             15
   Purchase of treasury stock                                   (184)          (184)          (193)
   Proceeds from exercise of options                             455            274            295
   Dividends paid                                             (2,109)        (1,428)          (844)
   Dividends paid to minority interest                          (776)          (409)          (273)
                                                          ----------     ----------     ----------
              Net cash provided by (used in) financing        17,123         (2,394)        (2,092)
              activities
                                                          ----------     ----------     ----------
Effect of exchange rate changes on cash                        1,474          6,261          3,464
                                                          ----------     ----------     ----------
              Net increase (decrease) in cash and cash
              equivalents                                    (17,986)        20,668          9,728
Cash and cash equivalents - beginning of year                 58,958         38,290         28,562
                                                          ----------     ----------     ----------
Cash and cash equivalents - end of year                   $   40,972     $   58,958     $   38,290
                                                          ==========     ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                            $      495     $      271     $      334
      Income taxes                                            11,535          6,518          2,047


See accompanying notes to consolidated financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

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

       (E)    FINANCIAL INSTRUMENTS

              The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company's indebtedness approximate current market rates. The value of the Company's long-term debt was estimated based on the current rates offered to the Company for debts with the same remaining maturities.

              All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders' equity until the forcasted sale is recorded or when the hedge is determined to be ineffective.

              The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency.
              Before   entering  into  a

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized as a gain or loss on foreign currency in the income statement. At December 31, 2004, the Company's subsidiary had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37.2 million and GB pounds 5.4 million, which have maturities of less than a year.

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

       (H)    GOODWILL AND OTHER INTANGIBLE ASSETS

              The Company reviews goodwill, trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill primarily relates to the Company's European operations. The cost of licenses acquired is being amortized by the straight-line method over the term of the respective license. The Company reviews licenses and trademarks with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

       (I)    REVENUE RECOGNITION

              Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer's freight and handling charges and all shipping and handling costs, which aggregated $4.0 million, $3.5 million and $2.6 million in 2004, 2003 and 2002, respectively, are included in selling, general and administrative expense in the consolidated statements of income.

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              COMPENSATION,   and  SFAS  No.  148,  ACCOUNTING  FOR  STOCK-BASED
              COMPENSATION - TRANSITION AND Disclosure, which was released in December 2002 as an amendment of SFAS No. 123.

              The Company applies APB 25 and related interpretations in accounting for its stock option incentive plans. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                 YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Reported net income                      $   15,703    $   13,837    $    9,405
Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects            --            --            --
Stock-based employee compensation
   determined under the fair value
   based method, net of related
   tax effects                               (1,224)       (1,409)         (578)
                                         ----------    ----------    ----------
         Pro forma net income            $   14,479    $   12,428    $    8,827
                                         ==========    ==========    ==========
Income per share, as reported:
   Basic                                 $     0.82    $     0.73    $     0.50
   Diluted                                     0.77          0.69          0.47

Pro forma net income per share:
   Basic                                       0.75          0.65          0.47
   Diluted                                     0.71          0.62          0.44

              The weighted average fair values of the options granted by Inter Parfums, Inc. during 2004, 2003, and 2002 are estimated as $6.22, $6.58, and $2.25 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8% in 2004, 0.5% in 2003, and 0.8% in 2002; volatility of 50% in 2004, 2003, 2002; risk-free interest rates at the date of grant, 2.93% in 2004, 1.88% in 2003, and 1.83% in 2002; and an expected life of the option of four years in 2004 and two years in 2003 and 2002.

              Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by our majority owned subsidiary, Inter Parfums, S.A., whose stock is publicly traded in France. The weighted average fair values of the options granted by Inter Parfums, S.A. during 2004, 2003, and 2002 are estimated as 12.48 euro, 14.62 euro and
              10.96 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2004 and 2003, and 0.0% in 2002; volatility of 23%, 41% and 35% in 2004, 2003 and 2002; risk-free interest rates at the date of grant, 4.2% in 2004 and 3.0% in 2003 and 2002; and an expected life of the option of four years in 2004, 2003 and 2002.

       (L)    EARNINGS PER SHARE

              Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options using the treasury stock method.

              The following table sets forth the computation of basic and diluted earnings per share:

                                                 YEAR ENDED DECEMBER 31
                                         ---------------------------------------
                                             2004          2003          2002
                                         -----------   -----------   -----------
Numerator:

   Net income                            $    15,703   $    13,837   $     9,405
                                         ===========   ===========   ===========
Denominator:

   Weighted average shares                19,204,768    19,032,460    18,776,988
   Effect of dilutive securities:
      Stock options                        1,289,270     1,083,973     1,171,317
                                         -----------   -----------   -----------
            Denominator for diluted
               earnings per share         20,494,038    20,116,433    19,948,305
                                         ===========   ===========   ===========


              Not included in the above computations is the effect of anti-dilutive potential common shares which consist of options to purchase 116,000, 204,000, and 114,000 shares of common stock for 2004, 2003, and 2002, respectively.

       (M)    ADVERTISING AND PROMOTION

              Costs associated with advertising are expensed when incurred. Total advertising expenses, which primarily include print media and promotional expenses, such as products used as sales incentives, were $40.8 million, $31.8 million, and $18.5 million for 2004, 2003, and 2002, respectively. These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales.

              Advertising and promotional expenses included in selling, general and administrative expenses were $21.8 million, $19.8 million and $10.3 million for 2004, 2003 and 2002, respectively.

              The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. The costs that the Company incurs for shelf replacement costs and slotting fees are expensed as incurred and are netted against revenues on the Company's consolidated statement of income.

       (N)    ACCOUNTS RECEIVABLE

              Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances, which are estimated to be uncollectible at December 31, 2004 and 2003. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

       (O)    RECLASSIFICATION

              Certain prior year amounts in the accompanying consolidated statements of income have been reclassified to conform to current year presentation.

       (P)    INCOME TAXES

              The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Tax benefits recognized must be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

       (Q)    RECENT ACCOUNTING PRONOUNCEMENTS

              In December 2003, the FASB issued FASB Interpretation Number 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

              In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

              In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see "Note 1 (k) - Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

              In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

(2)    ACQUISITION OF BUSINESS

       In April 2004, IPSA acquired a 67.5% interest in Nickel S.A. (Nickel) for approximately $8.7 million in cash including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.5 million, net of cash acquired. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to IPSA from January 2007 through June 2007. Based on an independent valuation, management has valued the put options at $0.93 million as of the date of acquisition, and has recorded a long-term liability and increased goodwill accordingly. These options are carried at fair value as determined by management, which resulted in a gain of $0.17 million, which is included in selling, general and administrative expense in the accompanying consolidated statements of income.

       The purchase price for the minority shares will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel or at a price approximately 7% above the recent purchase price. In addition, the Company has the right to call the stock based on the same formula and price. The call does not meet the criteria of a derivative and therefore it has no effect on the accompanying consolidated financial statements. The acquisition has been accounted for as a business combination and the results of Nickel have been included in the Company's consolidated financial statements from the date of the acquisition.

       Net sales of Nickel products for the period April 1, 2004 through December 31, 2004 aggregated $3.7 million and net income for the same period was insignificant. For the year ended March 31, 2004, prior to the acquisition, Nickel generated net sales of approximately $6 million.

       The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on April 1, 2004, the date of the acquisition adjusted for the capital infusion made in June 2004. All amounts have been translated to US dollars at the April 1, 2004 exchange rate, the date of the acquisition.

       Current assets                                                   $  6,989
       Equipment and leasehold improvements                                  747
       Trademarks and licenses                                             1,840
       Goodwill                                                            4,645
       Other assets                                                          167
                                                                        --------

                Assets acquired                                           14,388
                                                                        --------

       Current liabilities                                                 3,513
       Put option                                                            925
       Minority interest                                                   1,281
                                                                        --------

                Liabilities assumed                                        5,719
                                                                        --------

                Net assets acquired                                     $  8,669
                                                                        ========

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

(3)    ACQUISITION OF LICENSES AND TRADEMARKS

       [1] In June 2004, IPSA entered into a fifteen year, exclusive, worldwide license agreement with Lanvin S.A. (Lanvin) to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004 and provided for an upfront non-recoupable license fee of $19.2 million, the purchase of existing inventory of $7.6 million, and requires advertising expenditures and royalty payments in line with industry practice, as well as, the assumption of certain pre-existing contractual obligations.

       [2] In October 2004, IPSA entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional 5-years subject to mutual agreement. This new agreement replaces the previous license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing commencing in 2005. In connection with the new license agreement, IPSA paid to Burberry an upfront non-recoupable license fee of approximately $3.6 million.

       [3] In May 2002, the Company purchased certain mass market fragrance brands and inventories of Tristar Corporation, a Debtor-in-Possession. The trademarks and related intellectual property were purchased for approximately $3.2 million, and the Company acquired certain existing inventory for approximately $3.7 million.

(4)    INVENTORIES

                                                             DECEMBER 31
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
       Raw materials and component parts             $   19,756       $   19,776
       Finished goods                                    41,310           34,479
                                                     ----------       ----------
                                                     $   61,066       $   54,255
                                                     ==========       ==========


(5)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                             DECEMBER 31
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
       Equipment                                     $   16,489       $   15,202
       Leasehold improvements                             1,117              500
                                                     ----------       ----------
                                                         17,606           15,702
       Less accumulated depreciation
         and amortization                                11,158           10,735
                                                     ----------       ----------
                                                     $    6,448       $    4,967
                                                     ==========       ==========

       Depreciation expense was $2.9 million, $2.5 million and $1.6 million for 2004, 2003 and 2002, respectively.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

(6)    TRADEMARKS AND LICENSES

                                                              DECEMBER 31
                                                     ---------------------------
                                                         2004             2003
                                                     ----------       ----------
       Trademarks (indefinite lives)                 $    8,615       $    5,752
                                                     ----------       ----------
       Trademarks (finite lives)                            843              684
       Licenses (finite lives)                           28,310            3,493
                                                     ----------       ----------
                                                         29,153            4,177
       Less accumulated amortization                      3,597            3,606
                                                     ----------       ----------
                                                         25,556              571
                                                     ----------       ----------
            Total trademarks and licenses            $   34,171       $    6,323
                                                     ==========       ==========

       During 2004, 2003, and 2002, the Company recorded charges for the impairment, included in selling, general, and administrative expense, of trademarks with indefinite useful lives aggregating $0.01 million, $0.58 million and $0.50 million, respectively, based on fair value as determined using discounted cash flows. Amortization expense was $1.0 million for 2004 and $0.2 million for both 2003 and 2002 and amortization expense is expected to approximate $1.8 million in each of the next five years.

(7)    LOANS PAYABLE - BANKS

       Loans payable - banks consist of the following:

       The Company's foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling $45 million, bearing interest at 0.6% above EURIBOR (2.12% at both December 31, 2004 and 2003). Outstanding amounts totaled $0.75 million and $0.12 million at December 31, 2004 and 2003, respectively.

       The Company has borrowings available under a $12 million unsecured revolving line of credit due on demand and bearing interest at the banks' prime rate or 1.75% above LIBOR. There were no balances outstanding at December 31, 2004 and 2003.

(8)    LONG-TERM DEBT

       In connection with the  acquisition of the Lanvin license  referred to in note 3, IPSA initially financed the license fee by utilizing 15 million euro from one of its short-term credit facilities. In July 2004, IPSA converted the loan into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At December 31, 2004 exchange rates, maturities of long-term debt subsequent to December 31, 2004 are $4.4 million in 2005, 2006, 2007 and 2008, and $2.2 million in 2009.

       In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate referred to above to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

       instrument is recorded at fair value and changes in fair value are reflected in the results of operations.

(9)    COMMITMENTS

       (A)    LEASES

              The Company leases its office and warehouse facilities under operating leases expiring through 2013. Rental expense amounted to $6.4 million, $4.5 million and $2.5 million in 2004, 2003 and 2002, respectively. Minimum future rental payments are as follows:



                           2005                          $ 5,062
                           2006                            5,627
                           2007                            5,570
                           2008                            5,693
                           2009                            5,693
                           Thereafter                     10,493
                                                         -------
                                                         $38,138
                                                         =======

       (B)    LICENSE AGREEMENTS

              The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. Revenues generated from one such license held by IPSA, represented 61.8%, 55.6%, and 40.6% of net sales in 2004, 2003 and 2002, respectively. Royalty expense, included in selling, general, and administrative expenses, aggregated $20.9 million, $10.4 million and $5.5 million, in 2004, 2003 and 2002, respectively. In connection with certain license agreements, the Company is subject to certain minimum annual royalties as follows:

                           2005                          $  25,651
                           2006                             27,797
                           2007                             30,768
                           2008                             32,005
                           2009                             33,325
                           Thereafter                      247,346
                                                         ---------
                                                         $ 396,892
                                                         =========


              In March 1999 and May 2000, the Company entered into two 11-year license agreements with Christian Lacroix Company and Celine S.A., respectively, divisions of LVMH Moet Hennessy Louis Vuitton, S.A.
              (LVMH). Both agreements have minimum sales and advertising requirements and require the Company to pay royalties, as is customary in the industry. LV Capital, USA Inc. (LV Capital) is a wholly owned subsidiary of LVMH. As of December 31, 2004, LV Capital owns approximately 18% of the outstanding common stock of the Company.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

(10)   SHAREHOLDERS' EQUITY

       (A)    ISSUANCE OF COMMON STOCK BY CONSOLIDATED SUBSIDIARY

              During 2004, 2003 and 2002, 168,314,  179,056,  and 32,764 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2004 and 2003, the Company's percentage ownership of IPSA was approximately 74% and 75%, respectively.

              The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

       (B)    STOCK OPTION PLANS

              The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans vest immediately and are exercisable for a period of five to six years.

              A summary of the Company's stock option activity, and related information follows:

                                                        YEAR ENDED DECEMBER 31
                          ------------------------------------------------------------------------------------
                                      2004                        2003                         2002
                          ---------------------------  --------------------------- ---------------------------
                                          WEIGHTED                     WEIGHTED                    WEIGHTED
                                           AVERAGE                     AVERAGE                      AVERAGE
                                          EXERCISE                     EXERCISE                    EXERCISE
                            OPTIONS         PRICE        OPTIONS        PRICE        OPTIONS         PRICE
                          -------------  ------------  ------------  ------------- -------------  ------------
Shares under option -
   beginning of year         1,897,862     $ 5.92        1,969,162      $ 3.90        2,198,075     $ 3.35
Options granted                217,400      16.72          206,700       21.58          200,950       8.02
Options exercised             (262,663)      3.32         (266,750)       3.20         (428,613)      3.01
Options cancelled               (9,924)     15.40          (11,250)       3.11           (1,250)      6.16
                          -------------                ------------                -------------
Shares under options -
   end of year               1,842,675       7.51        1,897,862        5.92        1,969,162       3.90
                          =============                ============                =============

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              The following table summarizes stock option information as of December 31, 2004:

                                        OPTIONS OUTSTANDING
                        NUMBER       WEIGHTED AVERAGE REMAINING      OPTIONS
 EXERCISE PRICES      OUTSTANDING         CONTRACTUAL LIFE         EXERCISABLE
------------------  ---------------  --------------------------  ---------------
        $2.56             964,950            0.17 Years                964,950
        $4.53               6,750            0.08 Years                  6,750
    $5.08 - $5.81          69,150            0.83 Years                 69,150
    $6.50 - $6.92          22,500            1.19 Years                 22,500
    $7.22 - $7.95         199,525            2.01 Years                199,525
        $8.03             171,400            2.97 Years                171,400
        $9.60               9,000            1.66 Years                  9,000
       $15.39             185,400            4.94 Years                185,400
       $22.77               2,000            4.01 Years                  2,000
   $23.05 - $23.06        192,000            4.00 Years                192,000
       $25.24              20,000            4.12 Years                 20,000
                    ---------------                              ---------------
       Totals           1,842,675            1.60 Years              1,842,675
                    ===============                              ===============


              At December 31, 2004, options for 1,175,804 shares were available for future grant under the plans.

              In December 2002, the Chief Executive Officer exercised 132,000 of his outstanding stock options and the President exercised 199,500 of his outstanding stock options. The purchase price of $0.38 million for the Chief Executive Officer and $0.61 million for the President was paid by them tendering to the Company an aggregate of 121,140 shares of the Company's common stock, previously owned by them, valued at $8.215 per share, the fair market value on the date of exercise. The shares issued pursuant to the options exercised were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 23,535 shares for payment of withholding taxes resulting from the exercise of the options. As a result of this transaction, the Company received tax benefits aggregating $0.6 million, which has been reflected as an increase to additional paid-in capital in the accompanying consolidated financial statements.

              In April and October 2003, both the Chief Executive Officer and the President exercised an aggregate of 109,500 and 94,300 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $0.34 million for the Chief Executive Officer and $0.24 million for the President were paid by each of them tendering to the Company 41,850 and 18,316 shares, respectively, of the Company's common stock, previously owned by them, valued at $6.90 and $13.16 per share in April and October, respectively, the fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 18,605 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company received tax benefits aggregating $0.54 million, which has been reflected as an increase to additional paid-in capital in the accompanying consolidated financial statements.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              In October 2004, both the Chief Executive Officer and the President exercised an aggregate of 65,400 and 97,600 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $0.17 million for the Chief Executive Officer and $0.25 million for the President were paid by each of them tendering to the Company 13,055 and 19,482 shares, respectively, of the Company's common stock, previously owned by them, valued at $12.805 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 14,395 shares for payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $0.6 million, which has been reflected as an increase to additional paid-in capital in the accompanying consolidated financial statements.

       (C)    TREASURY STOCK

              The board of directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2004, the Company is authorized to purchase an additional 404,350 treasury shares in the open market. The Company has not repurchased any treasury shares during the three year period ended December 31, 2004.

       (D)    DIVIDENDS

              The Company declared dividends of $0.12, $0.08, and $0.06 per share per annum in 2004, 2003, and 2002, respectively. The quarterly dividend of $0.6 million declared in December 2004 was paid January 14, 2005.


(11)   SEGMENTS AND GEOGRAPHIC AREAS

       The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances and United States operations primarily represent the sale of mass-market products. Information on the Company's operations by geographical areas is as follows.

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

                                            2004          2003          2002
                                         ----------    ----------    ----------
Net sales:
     United States                       $   41,435    $   44,747    $   41,972
     Europe                                 196,088       141,192        88,565
     Eliminations                            (1,476)         (350)         (185)
                                         ----------    ----------    ----------
                                         $  236,047    $  185,589    $  130,352
                                         ==========    ==========    ==========
Net income:
     United States                       $    1,657    $    2,807    $    3,013
     Europe                                  14,184        11,036         6,396
     Eliminations                              (138)           (6)           (4)
                                         ----------    ----------    ----------
                                         $   15,703    $   13,837    $    9,405
                                         ==========    ==========    ==========
Depreciation and amortization expense:
     United States                       $      358    $      385    $      380
     Europe                                   3,630         2,959         1,840
                                         ----------    ----------    ----------
                                         $    3,988    $    3,344    $    2,220
                                         ==========    ==========    ==========
Interest income:
     United States                       $      274    $      183    $      245
     Europe                                     508           763           383
                                         ----------    ----------    ----------
                                         $      782    $      946    $      628
                                         ==========    ==========    ==========
Interest expense:
     United States                       $        9    $        4    $       88
     Europe                                     788           267           306
                                         ----------    ----------    ----------
                                         $      797    $      271    $      394
                                         ==========    ==========    ==========
Income tax expense:
     United States                       $      774    $    1,519    $    1,656
     Europe                                  10,872         7,888         4,629
     Eliminations                              (104)           (4)           (3)
                                         ----------    ----------    ----------
                                         $   11,542    $    9,403    $    6,282
                                         ==========    ==========    ==========
Total assets:
     United States                       $   51,511    $   52,407
     Europe                                 188,729       150,639
     Eliminations                            (9,755)       (9,045)
                                         ----------    ----------
                                         $  230,485    $  194,001
                                         ==========    ==========
Additions to long-lived assets:
     United States                       $      279    $      192
     Europe                                  31,921         2,353
                                         ----------    ----------
                                         $   32,200    $    2,545
                                         ==========    ==========
Total long-lived assets:
     United States                       $    5,300    $    4,861
     Europe                                  40,462         6,429
                                         ----------    ----------
                                         $   45,762    $   11,290
                                         ==========    ==========
Deferred tax assets:
     United States                       $      415    $      588
     Europe                                   2,190           793
                                         ----------    ----------
                                         $    2,605    $    1,381
                                         ==========    ==========

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

       United States export sales were approximately $9.6 million in 2004 and $11 million in both 2003 and 2002. Consolidated net sales to customers in the United States, United Kingdom and France, for the year ended December 31, 2004, aggregated $66 million, $29 million and $15 million, respectively. Consolidated net sales for the year ended December 31, 2004 by region is as follows:

             North America                                $ 67,400
             Europe                                        105,200
             Central and South America                      21,400
             Middle East                                    17,900
             Asia                                           22,700
             Other                                           1,400
                                                          --------
                                                          $236,000
                                                          ========


(12)   INCOME TAXES

       The components of income before income taxes and minority interest consist of the following:

                                                 YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                               2004          2003          2002
                                         ----------    ----------    ----------
       U.S. operations                   $    2,431    $    4,326    $    4,670
       Foreign operations                    29,207        22,306        12,911
                                         ----------    ----------    ----------
                                         $   31,638    $   26,632    $   17,581
                                         ==========    ==========    ==========

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

       The provision for current and deferred income tax expense (benefit) consists of the following:

                                                 YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
       Current:
          Federal                        $      402    $      834    $      700
          State and local                       197           174           (75)
          Foreign                            10,788         7,910         4,827
                                         ----------    ----------    ----------
                                             11,387         8,918         5,452
                                         ----------    ----------    ----------
       Deferred:
          Federal                              (163)          408           731
          State and local                       337           102           297
          Foreign                               (19)          (25)         (198)
                                         ----------    ----------    ----------
                                                155           485           830
                                         ----------    ----------    ----------
               Total income tax expense  $   11,542    $    9,403    $    6,282
                                         ==========    ==========    ==========

       Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               DECEMBER 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
       Deferred tax assets:
          State net operating loss carryforwards         $     537    $     448
          Foreign net operating loss carryforwards           1,400          290
          Alternative minimum tax credit carryforwards         369
          Inventory and accounts receivable                    197          270
          Profit sharing                                       125          228
          Other                                                377          145
                                                         ---------    ---------
                Total gross deferred tax assets              3,005        1,381
                Less valuation allowance                      (400)          --
                                                         ---------    ---------
                Net deferred tax assets                      2,605        1,381
                                                         ---------    ---------
       Deferred tax liabilities:
          Property, plant, and equipment                    (1,518)      (1,372)
          Trademarks and licenses                             (985)
          Other                                               (336)         (45)
                                                         ---------    ---------
                Total deferred tax liabilities              (2,839)      (1,417)
                                                         ---------    ---------
                Net deferred tax assets (liabilities)    $    (234)   $     (36)
                                                         =========    =========


       At  December  31,  2004,   the  Company  had  state  net  operating  loss
       carryforwards, subject to applicable state apportionment, for New York State and New York City tax purposes of

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

       approximately $7.4 million and for New Jersey tax purposes of approximately $10.2 million, which expire in 2010 and beyond. In 2004, a valuation allowance of $0.4 million has been provided on the deferred tax asset arising from the state net operating loss carryforwards as the Company determined that future tax benefits from option compensation deductions might prevent the state net operating loss carryforwards from being fully utilized.

       No valuation allowances have been provided on the Company's other deferred tax assets, as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

       The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $63 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2004 since the Company has no present intention to repatriate these earnings.

       Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

                                                 YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Statutory rates                                34.0%         34.0%         34.0%
State and local taxes, net of
   Federal benefit                              1.1           0.7           1.0
Effect of foreign taxes in excess of
   U.S. statutory rates                         2.7           1.1           1.3
Other                                          (1.3)         (0.5)         (0.6)
                                         ----------    ----------    ----------
      Effective rates                          36.5%         35.3%         35.7%
                                         ==========    ==========    ==========

(13)   OTHER MATTERS

       (A) As previously reported, IPSA was a party to litigation with Jean Charles Brosseau, S.A. (Brosseau), the owner of the Ombre Rose trademark. In October 1999, IPSA received notice of a judgment in favor of Brosseau, which awarded damages of approximately $0.85 million (at current exchange rates).

              In February 2004, in accordance with a Court of Appeal order IPSA paid total damages of $0.39 million. Brosseau had until the end of May 2004 to appeal this decision. No appeal has been filed, and therefore, in May 2004, IPSA reversed its remaining litigation reserve aggregating approximately $0.46 million. This reversal is included as a reduction of administrative expenses in the accompanying consolidated statement of income.

       (B) IPSA is the subject of tax audits commenced by the French Tax Authorities. As of December 31, 2003, approximately $0.4 million in assessments had been issued and reserves for the full amount had been set up by IPSA. During 2004, the Company settled certain of these assessments and, as a result, the balance open as of December 31, 2004 was approximately $0.1 million, which amount is fully reserved for.

       (C) On November 22, 1999, the Chief Executive Officer and the President of the Company entered into and closed a Stock Purchase Agreement with LV Capital, USA Inc. (LV Capital), a wholly owned subsidiary of LVMH Moet Hennessy Louis Vuitton, S.A. (LVMH). As of December 31, 2004, LV Capital owns approximately 18% of the outstanding common stock of the Company. In accordance with the terms of the Stock Purchase Agreement and in return for LV Capital becoming a strategic partner of the Company, LV Capital was granted the right to maintain its percentage ownership of the outstanding shares of Common Stock,

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

              by receiving an option to purchase shares of the Company's common stock for cash upon issuance of shares to any party other than LV Capital at the price paid by the purchaser, subject to certain exceptions such as the exercise of stock options previously granted and the grant of new stock options up to a certain limit. There have been no common stock or option transactions through December 31, 2004, which affected the LVMH option. LVMH was also granted demand registration rights for all shares of common stock it holds. Finally, LV Capital has agreed to a standstill agreement, which includes a limitation on the amount of shares that LV Capital can hold equal to 25% of the outstanding shares of common stock of the Company.

       (D) In February 2005, both the Chief Executive Officer and the President exercised an aggregate of 511,350 and 426,850 outstanding stock options, respectively, of the Company's common stock. The exercise prices of $1,307,000 for the Chief Executive Officer and $1,091,000 for the President were paid by each of them tendering to the Company 90,513 and 75,556 shares, respectively, of the Company's common stock, previously owned by them, valued at $14.44 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 10,388 shares for partial payment of withholding taxes resulting from his option exercise. As a result of this transaction, the Company expects to receive a tax benefit of approximately $0.6 million, which will be reflected as an increase to additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2005.

                                                                     SCHEDULE II

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 (In thousands)

                          COLUMN A                            COLUMN B              COLUMN C               COLUMN D      COLUMN E
---------------------------------------------------------  --------------  ---------------------------  --------------  -----------
                                                                                       ADDITIONS
                                                                           ------------  -------------
                                                                                (1)           (2)
                                                                           ------------  -------------
                                                                                          CHARGED TO
                                                             BALANCE AT     CHARGED TO       OTHER                        BALANCE
                                                            BEGINNING OF     COSTS AND    ACCOUNTS -     DEDUCTIONS -    AT END OF
                         DESCRIPTION                           PERIOD        EXPENSES      DESCRIBE        DESCRIBE        PERIOD
---------------------------------------------------------  --------------  ------------  -------------  --------------  -----------
Year ended December 31, 2004:
     Allowances for sales returns and doubtful accounts        $ 1,989         1,191        228 (b)        178 (a)         3,230

Year ended December 31, 2003:
     Allowances for sales returns and doubtful accounts        $ 1,875           362        264 (b)        512 (a)         1,989

Year ended December 31, 2002:
     Allowances for sales returns and doubtful accounts        $ 1,914           184        205 (b)        428 (a)         1,875

(a) Write off of bad debts and sales returns, net of acquired reserves.

(b)  Foreign currency translation adjustment.


See accompanying independent auditors' reports.