Form 10-K/A
period 2004-12-31
INTER PARFUMS INC
filed 2005-04-28
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-K/A

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

     Documents Incorporated By Reference: None.

                                Explanatory Note

     In late November 2004, the Securities and Exchange Commission issued an exemptive order for certain eligible companies, which provided for a 45 day extension for the filing of management's annual report on internal control over financial reporting and the independent registered public accountants' attestations.

     We elected to utilize this extension period. Therefore, Inter Parfums, Inc. hereby amends its Annual Report on Form 10-K, filed on March 16, 2005, to include Management's Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A Controls and Procedures. This Form 10-K/A contains all of the information required by Item 9A of Form 10-K, the certifications required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and the attestation of our independent registered public accountants.

     In addition, we have reclassified investments in auction rate securities that were previously classified as cash and cash equivalents in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 to short-term investments. The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 were adjusted to reflect the impact of the reclassification. We have also made conforming changes in the notes to the consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account such reclassification, and have corrected some other non-material items.

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

       CHRISTIAN LACROIX
       (EAU FLORALE, BAZAR, BAZAR SUMMER FRAGRANCE)

       In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, formerly a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our first Christian Lacroix line, Eau de Parfum, was launched in 1999 and in 2001, we launched a lighter eau de toilette fragrance, EAU FLORALE.

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

       In addition, we are the registered trademark owner of many trademarks, including:

       o      Intimate
       o      Aziza
       o      Nickel
       o      Regal Collections, Royal Selections, Euro Collections and Apple
       o      Parfums Molyneux, Captain, Quartz and Lord

EMPLOYEES

       As of March 1, 2005 we had 154 full-time employees world-wide. Of these, 73 are engaged in sales activities and 71 in administrative and marketing activities.

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

LIQUIDITY AND FINANCED RESOURCES

       Our financial position remains strong. At December 31, 2004, working capital aggregated $130 million and we had a working capital ratio of 3.4 to 1. Cash and cash equivalents and short-term investments aggregated $41.0 million.

       The Company reclassified it's investments in auction rate securities that were previously classified as cash and cash equivalents aggregating $17.6 million and $17.3 million as of December 31, 2004 and 2003, respectively, to short-term investments. The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 were adjusted to reflect the impact of the reclassification. Auction rate securities, which are comprised of preferred stock, have characteristics similar to short-term investments because at predetermined intervals, generally within 28 to 49 days of the purchase, there is a new auction process.

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

       Cash flows used in investing activities consists of approximately $2.0 million spent on tools and molds with the balance of capital expenditures representing office fixtures, computer equipment and industrial equipment needed at our distribution centers. For the year ended December 31, 2004, cash flows used in investing activities aggregated $32.5 million. Included in this amount is approximately $20.3 million paid for the purchase of the Lanvin license (including legal expenses and fees), $4.4 million paid for the Nickel acquisition, net of cash acquired and $3.6 million paid to Burberry in connection with the signing of a new license agreement.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our independent auditor, Mazars LLP, a registered public accounting firm, has issued its report on its audit of our management's assessment of our internal control over financial reporting. This report appears below.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited management's assessment, included in the accompanying "Internal Control over Financial Reporting", that Inter Parfums, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Inter Parfums, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of InterParfums, Inc. as of December 31, 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended, and our report dated March 4, 2005 expressed an unqualified opinion thereon.

Mazars LLP


New York, New York USA
April 19, 2005




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
Inter Parfums, S.A.
4, Rond Point Des Champs Elysees
75008, Paris France
----------------------------------- ------------------------- ------------------
LV Capital USA, Inc.                       3,436,050(14)            17.9%
19 East 57th Street
New York, NY 10022
----------------------------------- ------------------------- ------------------
All Directors and Officers                16,031,406(15)            77.1%
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
--------------------------------------------------------------------------------

----------
(14) Based upon information contained in amendment 4 to Schedule 13D of LVMH Moet Hennessy Louis Vuitton, S.A. dated December 7, 2004.

(15) Consists of 11,938,856 shares held directly, and options to purchase 656,500 shares. It also includes 3,436,050 shares held by LV Capital USA, Inc., an affiliate of LVMH Moet Hennessy Louis Vuitton, S.A.

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

       CHRISTIAN LACROIX

       In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, formerly a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. The license agreement has an 11 year term, and is subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

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

       The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2004:


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

---------
*Filed in excised form.

       The following documents are filed with this report:


23.1           Consent of Mazars LLP

23.2           Consent of KPMG LLP

23.3           Consent of Eisner LLP

23.4           Consent of KPMG Audit, a division of KPMG S.A.

24             Power of Attorney

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

                                    Date: April 22, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                           Date

/s/ Jean Madar                  Chairman of the Board of
--------------                  Directors and Chief             April 22, 2005
Jean Madar                      Executive Officer

/s/ Russell Greenberg           Chief Financial and
---------------------           Accounting Officer              April 22, 2005
Russell Greenberg               and Director

----------------                Director
Philippe Benacin                                                April __, 2005

/s/ Francois Heilbronn          Director
----------------------                                          April 15, 2005
Francois Heilbronn

/s/ Joseph A. Caccamo           Director
---------------------                                           April 22, 2005
Joseph A. Caccamo

/s/ Russell Greenberg as
attorney-in-fact for            Director
Jean Levy
---------                                                       April 22, 2005
Jean Levy

/s/ Robert Bensoussan-torres    Director
----------------------------                                    April 15, 2005
Robert Bensoussan-Torres

/s/ Russell Greenberg as        Director
attorney-in-fact for                                            April 22, 2005
Daniel Piette
--------------
Daniel Piette

/s/ Russell Greenberg as        Director
attorney-in-fact for                                            April 22, 2005
Jean Cailliau
--------------
Jean Cailliau

/s/ Russell Greenberg as        Director
attorney-in-fact for                                            April 22, 2005
Philippe Santi
--------------
Philippe Santi

---------------                 Director
 Serge Rosinoer                                                 April __, 2005

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                 Consolidated Financial Statements and Schedule


                                      INDEX

                                                                                                       PAGE
Report of Independent Registered Public Accounting Firm                                                F-2

Report of Independent Registered Public Accounting Firm - Predecessor Auditor                          F-3

Report of Independent Registered Public Accounting Firm - Predecessor Auditor                          F-4

Report of Independent Registered Public Accounting Firm - Predecessor Auditor                          F-5

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

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts                                                        F-27


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York



We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inter Parfums, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 19, 2005 expressed an unqualified opinion thereon.

Mazars LLP




New York, New York
March 4, 2005 except for the last paragraph hereof, for which the date is April 19, 2005

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

Paris La Defense, March 21, 2003

KPMG Audit
A DIVISION OF KPMG S.A.



Alain Bouchet
PARTNER

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

                     ASSETS                               2004          2003
                                                       ----------    ----------
Current assets:
   Cash and cash equivalents                           $   23,372    $   41,658
   Short-term investments                                  17,600        17,300
   Accounts receivable, net of allowances of $3,230
      and $1,989 in 2004 and 2003, respectively            75,382        63,467
   Inventories (note 4)                                    61,066        54,255
   Receivables, other                                       2,703         1,631
   Other current assets                                       930         1,638
   Income tax receivable                                      544         1,110
   Deferred tax assets (note 12)                            2,605         1,381
                                                       ----------    ----------
                      Total current assets                184,202       182,440
Equipment and leasehold improvements, net (note 5)          6,448         4,967
Trademarks and licenses, net (notes 3, 6, 9, and 13)       34,171         6,323
Goodwill (note 2)                                           5,143            --
Other assets                                                  521           271
                                                       ----------    ----------
                      Total assets                     $  230,485    $  194,001
                                                       ==========    ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable - banks (note 7)                      $      748    $      121
   Current portion of long-term debt                        4,359            --
   Accounts payable                                        30,730        45,152
   Accrued expenses                                        15,385        17,403
   Income taxes payable                                     2,533         3,411
   Dividends payable                                          581           383
                                                       ----------    ----------
                      Total current liabilities            54,336        66,470
                                                       ----------    ----------
Deferred tax liability (note 12)                            2,839         1,417
                                                       ----------    ----------
Long-term debt, less current portion (note 8)              15,258            --
                                                       ----------    ----------
Put option (note 2)                                           838            --
                                                       ----------    ----------
Minority interest                                          30,705        21,198
                                                       ----------    ----------
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

                      INTER PARFUMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)

                                                             2004           2003           2002
                                                          ----------     ----------     ----------
Cash flows from operating activities:
   Net income                                             $   15,703     $   13,837     $    9,405
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                          3,988          3,344          2,220
        Provision for doubtful accounts                        1,191            362            184
        Minority interest in net income of
           consolidated subsidiary                             4,393          3,392          1,894
        Deferred tax provision                                   155            369            830
        Change in fair value of put options                     (174)            --             --
        Loss on subsidiary's issuance of stock                   529            369             67
        Gain on sale of trademark                                 --             --            (87)
        Changes in:
           Accounts receivable                                (6,974)       (14,199)        (5,699)
           Inventories                                        (1,703)       (15,881)        (1,185)
           Other assets                                          (10)           570           (543)
           Accounts payable and accrued expenses             (21,835)        23,882          3,363
           Income taxes payable, net                             354          3,301          2,291
                                                          ----------     ----------     ----------
              Net cash provided by (used in) operating
              activities                                      (4,383)        19,346         12,740
                                                          ----------     ----------     ----------
Cash flows from investing activities:
   Purchases of short-term investments                       (14,800)       (13,100)       (10,500)
   Proceeds from sale of short-term investments               14,500          7,600         13,700
   Purchase of equipment and leasehold improvements           (3,254)        (2,545)        (1,317)
   Payment for licenses and trademarks acquired              (24,465)            --         (3,225)
   Acquisition of businesses, net of cash acquired            (4,481)            --             --
   Proceeds from sale of trademark                                --             --            158
                                                          ----------     ----------     ----------
              Net cash used in investing activities          (32,500)        (8,045)        (1,184)
                                                          ----------     ----------     ----------
Cash flows from financing activities:
   Increase (decrease) in loans payable - banks                  182         (1,752)           353
   Proceeds from long-term debt                               19,925             --             --
   Repayment of long-term debt                                (1,992)            --         (1,445)
   Proceeds from sale of stock of subsidiary                   1,622          1,105             15
   Purchase of treasury stock                                   (184)          (184)          (193)
   Proceeds from exercise of options                             455            274            295
   Dividends paid                                             (2,109)        (1,428)          (844)
   Dividends paid to minority interest                          (776)          (409)          (273)
                                                          ----------     ----------     ----------
              Net cash provided by (used in) financing        17,123         (2,394)        (2,092)
              activities
                                                          ----------     ----------     ----------
Effect of exchange rate changes on cash                        1,474          6,261          3,464
                                                          ----------     ----------     ----------
              Net increase (decrease) in cash and cash
              equivalents                                    (18,286)        15,168         12,928
Cash and cash equivalents - beginning of year                 41,658         26,490         13,562
                                                          ----------     ----------     ----------
Cash and cash equivalents - end of year                   $   23,372     $   41,658     $   26,490
                                                          ==========     ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                            $      495     $      271     $      334
      Income taxes                                            11,535          6,518          2,047


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

       (E)    SHORT-TERM INVESTMENTS

              Short-term investments consist of available for sale auction rate securities which are comprised of preferred stock. These securities have characteristics similar to short-term investments because at predetermined intervals, generally within 28 to 49 days of the purchase, there is a new auction process. Short-term investments are stated at fair market value which is equal to cost.

       (F)    FINANCIAL INSTRUMENTS

              The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company's indebtedness approximate current market rates. The value of the Company's long-term debt was estimated based on the current rates offered to the Company for debts with the same remaining maturities.

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

       (G)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market.

       (H)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

       (I)    GOODWILL AND OTHER INTANGIBLE ASSETS

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

       (J)    REVENUE RECOGNITION

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

       (K)    ISSUANCE OF COMMON STOCK BY CONSOLIDATED SUBSIDIARY

              The difference between the Company's share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

       (L)    STOCK-BASED COMPENSATION

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

       (M)    EARNINGS PER SHARE

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

       (N)    ADVERTISING AND PROMOTION

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

       (O)    ACCOUNTS RECEIVABLE

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

                      INTER PARFUMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
                 (In thousands except share and per share data)

       (P)    RECLASSIFICATION

              The Company reclassified investments in auction rate securities that were previously classified and reported as cash and cash equivalents in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 to short-term investments. The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 were adjusted to reflect the impact of the reclassification. Auction rate securities which are comprised of preferred stock, have characteristics similar to short-term investments because at predetermined intervals, generally within 28 to 49 days of the purchase, there is a new auction process.

              In addition, certain prior year amounts in the accompanying consolidated statements of income have been reclassified to conform to current year presentation.

       (Q)    INCOME TAXES

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

       (R)    RECENT ACCOUNTING PRONOUNCEMENTS

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