Form 10-Q
period 2005-01-31
INTER PARFUMS INC
filed 2005-05-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 6, 2005 there were 20,179,160 shares of common stock, par value $.001 per share, outstanding.

INDEX
		Page Number
Part I. Financial Information

	Item 1. Financial Statements	1

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004
		2

Consolidated Statements of Income for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)
		3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)
		4

Notes to Consolidated Financial Statements
		5

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4. Controls and Procedures	18

Part II. Other Information		21

	Item 2. Changes in Securities and Use of Proceeds	19

	Item 6. Exhibits	19

Signatures		20

Certifications		21

Part I. Financial Information

Item 1. Financial Statements

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2004 included in our amended annual report filed on Form 10-K/A.

        The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)
ASSETS
	March 31, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$ 30,496	$ 23,372
Short-term investments	18,900	17,600
Account receivable, net	77,906	75,382
Inventories	59,592	61,066
Receivables, other	2,123	2,703
Other current assets	1,699	930
Income tax receivable	546	544
Deferred tax assets	2,671	2,605

Total current assets	193,933	184,202

Equipment and leasehold improvements, net	6,175	6,448

Trademarks, licenses and other intangible assets, net	32,502	34,171

Goodwill	4,889	5,143

Other assets	557	521

	$ 238,056	$ 230,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable - banks	$ 4,758	$ 748
Current portion of long-term debt	4,137	4,359
Accounts payable	32,667	30,730
Accrued expenses	19,590	15,385
Income taxes payable	2,881	2,533
Dividends payable	807	581

Total current liabilities	64,840	54,336

Long-term debt, less current portion	13,445	15,258

Deferred tax liability	2,512	2,839

Put options	756	838

Minority interest	30,545	30,705

Shareholders' equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,179,160 and 19,379,917 shares at March 31, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	35,184	35,538
Retained earnings	104,369	100,772
Accumulated other comprehensive income	11,694	16,431
Treasury stock, at cost, 6,302,768 and 7,064,511 common shares at March 31, 2005 and December 31, 2004, respectively	(25,309)	(26,251)

	125,958	126,509

	$ 238,056	$ 230,485

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (In thousands except per share data) (Unaudited)
Three months ended March 31,
	2005	2004

Net sales	$ 71,087	$ 58,392

Cost of sales	30,510	29,668

Gross margin	40,577	28,724

Selling, general and administrative	31,563	18,591

Income from operations	9,014	10,133

Other expenses (income):
Interest expense	215	103
Loss on foreign currency	79	492
Interest income	(246)	(232)

	48	363

Income before income taxes and minority interest	8,966	9,770

Income taxes	3,156	3,464

Income before minority interest	5,810	6,306

Minority interest in net income of consolidated subsidiary	1,406	1,527

Net income	$ 4,404	$ 4,779

Net income per share:
Basic	$0.22	$0.25
Diluted	$0.22	$0.23

Weighted average number of shares outstanding:
Basic	19,701	19,170
Diluted	20,420	20,614

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$ 4,404	$ 4,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,423	539
Provision for doubtful accounts	28	2
Minority interest in net income of consolidated subsidiary	1,406	1,527
Deferred tax provision	268	92
Change in fair value of put options	(39)	---
Changes in:
Accounts receivable	(6,366)	(257)
Inventories	(1,212)	(4,054)
Other assets	(413)	(678)
Accounts payable and accrued expenses	8,475	(9,404)
Income taxes payable, net	564	2,390

Net cash provided by (used in) operating activities	8,538	(5,064)

Cash flows from investing activities:
Purchases of short-term investments	(1,300)	(800)
Purchase of equipment and leasehold improvements	(932)	(612)
Purchase of mold rights	(358)	---

Net cash used in investing activities	(2,590)	(1,412)

Cash flows from financing activities:
Increase in loans payable - bank	4,107	4,504
Repayment of long-term debt	(1,049)	---
Proceeds from exercise of options	119	24
Dividends paid	(581)	(383)
Purchases of treasury stock	(150)	---

Net cash provided by financing activities	2,446	4,145

Effect of exchange rate changes on cash	(1,270)	(1,034)

Net increase (decrease) in cash and cash equivalents	7,124	(3,365)

Cash and cash equivalents - beginning of period	23,372	41,658

Cash and cash equivalents - end of period	$ 30,496	$ 38,293

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ 260	$ 88
Income taxes	2,346	1,518

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K/A which was filed with the Securities and Exchange Commission for the year ended December 31, 2004. We also discuss such policies in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

(In thousands except per share data)	Three months ended March 31,
	2005	2004

Reported net income	$ 4,404	$ 4,779
Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(151)	(174)

Pro forma net income	$ 4,253	$ 4,605

Income per share, as reported:
Basic	$ 0.22	$ 0.25
Diluted	$ 0.22	$ 0.23

Pro forma net income per share:
Basic	$ 0.22	$ 0.24
Diluted	$ 0.21	$ 0.22

In December 2004 (as amended in April 2005), the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis, it is currently evaluating the impact this statement will have on its consolidated financial statements.

3. Comprehensive Income (Loss):

(In thousands except per share data)	Three months ended March 31,
	2005	2004
Comprehensive income (loss):
Net income	$ 4,404	$ 4,779
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4,602)	(1,866)
Change in fair value of derivatives	(135)	(11)

Comprehensive income (loss)	$ (333)	$ 2,902

4. Segment and Geographic Areas:

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

(In thousands except per share data)	Three months ended March 31,
	2005	2004
Net Sales:
United States	$ 9,590	$ 10,138
Europe	61,929	48,289
Eliminations	(432)	(35)

	$ 71,087	$ 58,392

Net Income:
United States	$ 243	$ 198
Europe	4,173	4,579
Eliminations	(12)	2

	$ 4,404	$ 4,779

5. Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands except per share data)	Three months ended March 31,
	2005	2004
Numerator:
Net income	$ 4,404	$ 4,779

Denominator:
Weighted average shares	19,701	19,169
Effect of dilutive securities:
Stock options	719	1,445

	20,420	20,614

6. Inventories:

Inventories consist of the following:

(In thousands except per share data)	March 31, 2005	December 31, 2004

Raw materials and component parts	$ 18,213	$ 19,756
Finished goods	41,379	41,310

	$ 59,592	$ 61,066

7. Long-term Debt:

In July 2004, Inter Parfums, S.A. entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At March 31, 2005 exchange rates, maturities of long-term debt subsequent to March 31, 2005 are $3.1 million in 2005, $4.1 million in 2006, 2007 and 2008, and $2.1 million in 2009.

In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate referred to above to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the consolidated statements of income.

8. Reclassification:

The Company reclassified investments in auction rate securities that were previously classified as cash and cash equivalents to short-term investments. The consolidated statement of cash flows for the three months ended March 31, 2004 was adjusted to reflect the impact of the reclassification. Auction rate securities are comprised of preferred stock, which pay a variable dividend rate that is reset every 49 days through an auction process. No realized or unrealized gains or losses have been incurred in connection with investments in these securities.

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

        Such factors include continuation and renewal of existing license agreements, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress".

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

        Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 88% of net sales for the first quarter of 2005. Since 1992 we have built a portfolio of brands under license, which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Diane von Furstenberg and Lanvin whose products are distributed in over 120 countries around the world. In terms of sales, Burberry is our most significant license, and sales of Burberry products represented 62% and 67% of net sales for the three months ended March 31, 2005 and 2004, respectively.

        We have acquired two licenses with affiliates of our strategic partner, LV Capital, USA Inc. (LV Capital), a wholly-owned subsidiary of LVMH Moët Hennessy Louis Vuitton S.A. LVMH). LV Capital owns approximately 18% of our outstanding common shares. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. In January 2005, LVMH sold the Christian Lacroix company to an unaffiliated third party, subject to the existing license. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry. We believe that our association with LV Capital has enhanced our creditability in the cosmetic industry, which should lead us to additional opportunities in our industry that might not have been otherwise available to us.

        Our mass-market product lines, which are primarily marketed through our United States operations represented 12% of sales for the three month period ended March 31, 2005, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

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

        Recent Important Events

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

        Nickel

        In April 2004 Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. for approximately $8.7 million in cash including a capital infusion of $2.8 million made in June 2004, aggregating approximately $4.5 million, net of cash acquired. This marked our official entrée into prestige skin care products. We also own and operate men's spas in Paris and New York, which sell our Nickel products.

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

        Revenue Recognition

        We sell our products to department stores, perfumeries, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $1.0 million for both of the three month periods ended March 31, 2005 and 2004, are included in selling and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

        Results of Operations

Net Sales	Three months ended March 31,
(in millions)	2005	% Change	2004

Prestige product sales	$ 62.7	29%	$ 48.5
Mass market product sales	8.4	(15%)	9.9

Total net sales	$ 71.1	22%	$ 58.4

        Net sales for the three months ended March 31, 2005 increased 22% to $71.1 million, as compared to $58.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales rose 20% for the period.

        Prestige product sales increased 29% to $62.7 million for the three-month period ended March 31, 2005. Burberry Fragrance continued to perform well and was fueled by the continued geographic rollout of the Burberry Brit men's line and Brit Red. The March 2005 period also includes initial sales of Celine Fever, our newest fragrance family under the Celine brand name.

        In April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. (Nickel) for approximately $4.5 million, net of cash acquired. Net sales of Nickel products for the three months ended March 31, 2005 aggregated approximately $1.9 million.

        In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004. For the three month period ended March 31, 2005, net sales of Lanvin products aggregated approximately $7.6 million.

        In addition to the recently launched Celine Fever line, later in 2005, we plan to introduce a new Christian Lacroix fragrance family called Tumulte and our first new Lanvin fragrance, Arpege Pour Homme, is under development in preparation for a late 2005 debut. We are currently working on our 2006 new product calendar and we are also formulating products and marketing strategies for an expanded cosmetics and skin care business drawing upon our existing brands.

        With respect to our mass-market product lines, net sales were down 15% for the three months ended March 31, 2005, as compared to the corresponding period of the prior year. The decline experienced in 2004 has continued into 2005 and is again equally distributed between domestic and export customers. We believe that oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. In addition, sluggish economies in Mexico and Central and South America continue to affect our customers in those territories and we continue to closely monitor credit risk.

        Our new product development program for all of our product groups is well under way, and we expect to rollout new products throughout 2005 and 2006. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross margins	Three months ended March 31,
(in millions)	2005	2004

Net sales	$ 71.1	$ 58.4
Cost of sales	30.5	29.7

Gross margin	$ 40.6	$ 28.7

Gross margin as a % of net sales	57%	49%

        Gross profit margin was 57% for the three-month period ended March 31, 2005, as compared to 49% for the corresponding period of the prior year. The margin improvement is attributable to sales of products from our primarily French based prestige fragrance lines. As previously discussed, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we are fine-tuning our operating model. This new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and involves the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution. We increased our selling prices to distributors and modified our cost sharing arrangements with them in late 2004 and early 2005. The effect of these changes is reflected in the results of the current quarter.

Selling, general & administrative
(in millions)	Three months ended March 31,
	2005	2004

Selling, general & administrative	$ 31.6	$ 18.6

Selling, general & administrative as a % of net sales	44%	32%

        Selling, general and administrative expense increased 70% for the three-month period ended March 31, 2005, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative was 44% and 32% of sales for the three-month period ended March 31, 2005 and 2004, respectively. The increase in selling, general and administrative expenses as a percentage of sales for 2005 is primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. Royalty expense, included in selling, general, and administrative expenses, aggregated $7.7 million and $3.4 million, for the three-month period ended March 31, 2005 and 2004, respectively. Promotion and advertising included in selling, general and administrative expenses was approximately $11.1 million and $4.6 million for the three-month period ended March 31, 2005 and 2004, respectively. We develop a complete marketing and promotional plan to support our growing portfolio of prestige brands and to build upon each brand's awareness.

        As a result of the details discussed above about gross margin and selling, general and administrative expenses, income from operations decreased 11% or $1.1 million for the three-month period ended March 31, 2005, as compared to the corresponding period of the prior year. Operating margins were 12.7% of net sales in the current period as compared to 17.4% in the corresponding period of the prior year.

        Interest expense aggregated $0.2 million and $0.1 million for the three-month period ended March 31, 2005 and 2004, respectively. We use the credit lines available to us, as needed, to finance our working capital needs. In July 2004, Inter Parfums, S.A. entered into a 16 million euro, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging a three-month variable interest rate to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

        Foreign currency gains or (losses) aggregated $0.1 million and ($0.4) million for the three-month period ended March 31, 2005 and 2004, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

        Our effective income tax rate was 35.2% and 35.5% for the three-month period ended March 31, 2005 and 2004, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

        Net income was $4.4 million for the three months ended March 31, 2005, as compared to $4.8 million for the corresponding period of the prior year. As we have stated above, we have incurred increased selling, general and administrative expenses, which are primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. We believe these are the most significant factors that have led to the decrease in net income for this quarter.

        Diluted earnings per share was $0.22 for the three months ended March 31, 2005, as compared to $0.23 for the corresponding period of the prior year.

        Weighted average shares outstanding aggregated 19.7 million for the three months ended March 31, 2005, as compared to 19.2 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 20.4 million for the three months ended March 31, 2005, as compared to 20.6 million for the corresponding period of the prior year. The decrease in diluted shares outstanding is the result of the effect of dilutive securities resulting from a decrease in our stock price. The average stock price of our common shares was $15.00 per share for the three-month period ended March 31, 2005, as compared to $25.00 per share for the corresponding period of the prior year.

        Liquidity and Financed Resources

        Our financial position remains strong. At March 31, 2005, working capital aggregated $129 million and we had a working capital ratio of almost 3 to 1. Cash and cash equivalents and short-term investments aggregated $49.0 million.

        The Company reclassified investments in auction rate securities that were previously classified as cash and cash equivalents to short-term investments. The consolidated statements of cash flows for the three months ended March 31, 2004, was adjusted to reflect the impact of the reclassification. Auction rate securities are comprised of preferred stock, which pay a variable dividend rate that is reset every 49 days through an auction process.

        In April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel for approximately $4.5 million, net of cash acquired. We funded this acquisition with cash on hand. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to Inter Parfums, S.A. from January 2007 through June 2007. Based on an independent valuation, management has valued the put options as of the date of acquisition. These options are carried at fair value as determined by management.

        The purchase price for the minority shares will be based upon a formula applied to Nickel's sales for the year ending December 31, 2006, pro rated for the minority holders' equity in Nickel or at a price approximately 7% above the recent purchase price.

        In July 2004, Inter Parfums, S.A. entered into a 16 million euro, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging a three-month variable interest rate to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

        Cash provided by (used in) operating activities aggregated $8.5 million and ($5.1) million for the three-month period ended March 31, 2005 and 2004, respectively. At March 31, 2005, cash flows from operating activities shows that accounts receivable and inventories increased 8% and 2%, respectively, from December 31, 2004. These increases are reasonable considering that net sales for the three months ended March 31, 2005 was up 22% from the corresponding period of the prior year and up 10% from net sales for the three months ended December 31, 2004.

        The use of cash in operating activities for 2004 reflects a significant decline in accounts payable. An inventory buildup during the fourth quarter of 2003 was made to meet our sales commitments in early 2004. This buildup was financed primarily through normal credit terms with our vendors, and therefore did not have any significant impact on our cash flows from operations for the year ended December 31, 2003. The impact of that inventory buildup was however felt in the first quarter of 2004 as our vendor's bills became due.

        Cash flows used in investing activities, reflects purchases of short-term investments and capital expenditures. Capital expenditures aggregated $1.3 million and $0.6 million for the three-month periods ended March 31, 2005 and 2004, respectively. Our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

        In March 2005, our board of directors increased the cash dividend to $.16 per share, approximately $3.1 million per annum, payable $.04 per share on a quarterly basis. Our first cash dividend of $.04 per share was paid on April 15, 2005 to shareholders of record on March 31, 2005. Dividends paid aggregated $0.6 million and $0.4 million for the three-month period ended March 31, 2005 and 2004, respectively. This increased cash dividend in 2005 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

        Our short-term financing requirements are expected to be met by available cash at March 31, 2005, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2005 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

        We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

        Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the period ended March 31, 2005.

        Contractual Obligations

        We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2005, 2006, 2007, 2008, 2009 and thereafter are $5.1 million, $5.6 million, $5.6 million, $5.7 million, $5.7 million and $10.5 million, respectively.

        We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Obligations pursuant to these license agreements for the years ended December 31, 2005, 2006, 2007, 2008, 2009 and thereafter are $25.7 million, $27.8 million, $30.8 million, $32.0 million, $33.3 million and $247.3 million, respectively.

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

        We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2005, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $27.9 million and GB Pounds 2.4 million.

        Interest Rate Risk Management

        We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to reduce exposure to rising variable interest rates, by effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR rate on our long-term to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

        Changes in Internal Controls

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Items 1, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 2. Changes in Securities and Use of Proceeds

        For the period consisting of the date of the filing, March 16, 2005, of our annual report on Form 10-K for the year ended December 31, 2004, through the date of this report, we issued the following unregistered equity securities.

        We granted options to affiliates (executive officers) and employees. The grants were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

        On April 20, 2005, we granted options to purchase an aggregate of 187,400 shares for a five-year period at the exercise price of $14.95 per share, the fair market value at the time of grant, to 40 employees, and 5 current executive officers under our 2004 Stock Option Plan.

Item 6. Exhibits.

        The following documents are filed herewith:

Exhibit No.	Description

31	Certifications required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2005.

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 9, 2005

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 9, 2005

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer and
Principal Accounting Officer

Exhibit 32

CERTIFICATION

        Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: May 9, 2005	By:	/s/ Jean Madar Jean Madar Chief Executive Officer

Date: May 9, 2005	By:	/s/ Russell Greenberg Russell Greenberg Executive Vice President, Chief Financial Officer and Principal Accounting Officer

        A signed original of this written statement required by Section 906 has been provided to Inter Parfums, Inc. and will be retained by Inter Parfums, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.