Form 10-Q/A
period 2004-09-30
INTER PARFUMS INC
filed 2005-06-15
CIK 822663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

                                       OR

/  /     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of  1934 for the transition period from _______to _______.

                           Commission File No. 0-16469

                               INTER PARFUMS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                      13-3275609
       -----------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

             551 FIFTH AVENUE, NEW YORK, NEW YORK         10176
           ---------------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

                                 (212) 983-2640
              ---------------------------------------------------
              (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes  X   No
                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 11, 2004 there were 19,346,417 shares of common stock, par value $.001 per share, outstanding.

                                Explanatory Note

         This amendment is filed to include certain appendices, exhibits, schedules and attachments to Exhibit 10.111 that were omitted from the initial filing of Exhibit 10.111 to the Form 10-Q. In addition, the Exhibit Index contained in Item 6 and Exhibit 10.111 were revised to now specify that certain confidential information in Exhibit 10.111 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment. The balance of the Form 10-Q remains unchanged.

ITEM 6.    EXHIBITS.

      The following documents are filed herewith:

Exhibit No.         Description

10.111              Licence Agreement among Burberry Ltd., Inter Parfums, S.A.
                    and Inter Parfums, Inc. dated 12 October 2004 (Certain confidential information in Exhibit 10.111 has been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

31.1                Certification required by Rule 13a-14(a)

31.2                Certification required by Rule 13a-14(a)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of June 2005.


                                              INTER PARFUMS, INC.


                                         By:  /s/ RUSSELL GREENBERG
                                              ----------------------------
                                              Executive Vice President and
                                              Chief Financial Officer