Form 10-Q
period 2005-08-09
INTER PARFUMS INC
filed 2005-08-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the quarterly period ended June 30, 2005.

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

At August 5, 2005 there were 20,179,160 shares of common stock, par value $.001 per share, outstanding.

Part I. Financial Information

Item 1.                 Financial Statements

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2004 included in our annual report filed on Form 10-K/A.

    The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)

ASSETS
	June 30, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$ 25,590	$ 23,372
Short-term investments	18,000	17,600
Account receivable, net	76,271	75,382
Inventories	62,949	61,066
Receivables, other	2,459	2,703
Other current assets	4,137	930
Income tax receivable	546	544
Deferred tax assets	3,084	2,605

Total current assets	193,036	184,202

Equipment and leasehold improvements, net	6,195	6,448

Trademarks, licenses and other intangible assets, net	30,036	34,171

Goodwill	4,574	5,143

Other assets	563	521

	$ 234,404	$ 230,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable - banks	$ 5,285	$ 748
Current portion of long-term debt	3,861	4,359
Accounts payable	40,811	30,730
Accrued expenses	17,232	15,385
Income taxes payable	501	2,533
Dividends payable	807	581

Total current liabilities	68,497	54,336

Long-term debt, less current portion	11,582	15,258

Deferred tax liability	2,250	2,839

Put options	917	838

Minority interest	28,856	30,705

Shareholders' equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,179,160 and 19,379,917 shares at June 30, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	35,184	35,538
Retained earnings	106,776	100,772
Accumulated other comprehensive income	5,631	16,431
Treasury stock, at cost, 6,302,768 and 7,064,511 shares at June 30, 2005 and December 31, 2004	(25,309)	(26,251)

	122,302	126,509

	$ 234,404	$ 230,485

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$ 61,343	$ 46,733	$ 132,430	$ 105,125

Cost of sales	26,748	23,051	57,258	52,719

Gross margin	34,595	23,682	75,172	52,406

Selling, general and administrative	27,598	16,790	59,162	35,382

Income from operations	6,997	6,892	16,010	17,024

Other expenses (income):
Interest expense	384	107	599	209
(Gain) loss on foreign currency	(75)	(9)	4	483
Interest income	(448)	(212)	(694)	(444)
Loss on subsidiary's issuance of stock	14	25	14	25

	(125)	(89)	(77)	273

Income before income taxes and minority interest	7,122	6,981	16,087	16,751

Income taxes	2,819	2,489	5,975	5,953

Income before minority interest	4,303	4,492	10,112	10,798

Minority interest in net income of consolidated subsidiary	1,089	1,091	2,494	2,618

Net income	$ 3,214	$ 3,401	$ 7,618	$ 8,180

Net income per share:
Basic	$0.16	$0.18	$0.38	$0.43
Diluted	$0.16	$0.17	$0.37	$0.40

Weighted average number of shares outstanding:
Basic	20,179	19,171	19,940	19,170
Diluted	20,478	20,578	20,449	20,596

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

		Six months ended June 30,
		2005	2004
Cash flows from operating activities:
Net income	`	$ 7,618	$ 8,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		2,104	1,443
Provision for doubtful accounts		45	46
Minority interest in net income of consolidated subsidiary		2,494	2,618
Deferred tax (benefit)		(377)	(90)
Loss on subsidiary's issuance of stock		14	25
Change in fair value of put options		187	--
Changes in:
Accounts receivable		(9,730)	5,951
Inventories		(8,240)	(22,085)
Other assets		(3,631)	(5,387)
Accounts payable and accrued expenses		17,842	(5,305)
Income taxes payable, net		(1,803)	(502)

Net cash provided by (used in) operating activities		6,523	(15,106)

Cash flows from investing activities:
Purchases of short-term investments		(1,400)	(5,500)
Proceeds from sale of short-term investments		1,000	4,900
Purchase of equipment and leasehold improvements		(1,496)	(1,919)
Payment for licenses, trademarks and other intangible assets		(262)	(20,301)
Acquisition of businesses, net of cash acquired		--	(4,428)

Net cash used in investing activities		(2,158)	(27,248)

Cash flows from financing activities:
Increase in loans payable - bank		4,873	8,482
Proceeds from long-term debt		--	18,454
Repayment of long-term debt		(2,058)	--
Proceeds from sale of stock of subsidiary		431	199
Proceeds from exercise of options		119	24
Dividends paid		(1,389)	(958)
Dividends paid to minority interest		(1,106)	(776)
Purchase of treasury stock		(150)	--

Net cash provided by financing activities		720	25,425

Effect of exchange rate changes on cash		(2,867)	(1,336)

Net increase (decrease) in cash and cash equivalents		2,218	(18,265)

Cash and cash equivalents - beginning of period		23,372	41,658

Cash and cash equivalents - end of period		$ 25,590	$ 23,393

Cash paid for:
Interest		$ 430	$ 211
Income taxes		$ 5,515	$ 7,053

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

{In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Reported net income	$ 3,214	$ 3,401	$ 7,618	$ 8,180
Stock-based employee compensation expense included in reported net income, net of tax effect	--	--	--	--
Stock-based employee compensation determined under the fair value based method, net of tax effect	(882)	(300)	(1,033)	(474)

Pro forma net income	$ 2,332	$ 3,101	$ 6,585	$ 7,706

Income per share, as reported:
Basic	$ 0.16	$ 0.18	$ 0.38	$ 0.43
Diluted	$ 0.16	$ 0.17	$ 0.37	$ 0.40

Pro forma net income per share:
Basic	$ 0.12	$ 0.16	$ 0.33	$ 0.40
Diluted	$ 0.11	$ 0.15	$ 0.32	$ 0.37

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

3. Comprehensive Income (Loss):

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Comprehensive income (loss):
Net income	$ 3,214	$ 3,401	$ 7,618	$ 8,180
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6,059)	(994)	(10,661)	(2,860)
Change in fair value of derivatives	(4)	(27)	(139)	(38)

Comprehensive income (loss)	$ (2,849)	$ 2,380	$ (3,182)	$ 5,282

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Sales:
United States	$ 8,183	$ 10,047	$ 17,773	$ 20,185
Europe	55,293	36,836	117,222	85,125
Eliminations	(2,133)	(150)	(2,565)	(185)

	$ 61,343	$ 46,733	$ 132,430	$ 105,125

Net Income:
United States	$ (88)	$ 145	$ 155	$ 343
Europe	3,564	3,268	7,737	7,847
Eliminations	(262)	(12)	(274)	(10)

	$ 3,214	$ 3,401	$ 7,618	$ 8,180

5. Earnings Per Share:

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 3,214	$ 3,401	$ 7,618	$ 8,180

Denominator:
Weighted average shares	20,179	19,171	19,940	19,170
Effect of dilutive securities:
Stock options	299	1,407	509	1,426

	20,478	20,578	20,449	20,596

6. Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2005	December 31, 2004

Raw materials and component parts	$ 21,165	$ 19,756
Finished goods	41,784	41,310

	$ 62,949	$ 61,066

7. Long-term Debt:

In July 2004, Inter Parfums, S.A. entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At June 30, 2005 exchange rates, maturities of long-term debt subsequent to June 30, 2005 are $1.9 million in 2005, $3.9 million in 2006, 2007 and 2008, and $1.9 million in 2009.

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

8. Entry into a Material Definitive Agreement:

On July 14, 2005, we entered into an exclusive agreement with The Gap, Inc. ("Gap") to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. Our exclusive rights under the agreement are subject to certain exceptions. The principal exceptions are that the agreement excludes any rights with respect to outlet stores, on-line, catalog and mail-order, and international stores outside Canada, although Gap has the right to expand the agreement to its outlet stores if it chooses.

The initial term of this agreement expires on August 31, 2009, and the agreement includes an additional two-year optional term that expires on August 31, 2011, as well as a further additional two-year term that expires August 31, 2013, in each case if certain retail sales targets are met or if Gap chooses to extend the term. In addition, if the agreement is extended for the first optional term, then Gap has the right to terminate our rights under the agreement before the end of that first optional term if Gap pays to us an amount specified in a formula, with such right to be exercised during the period beginning on September 1, 2010 and expiring on August 31, 2011.

As an inducement to enter into this agreement, we have granted warrants to purchase 100,000 shares of our common stock to Gap exercisable for five years at $25.195, 125% of the market price on the date of grant, and have agreed to register with the Securities and Exchange Commission the shares purchasable thereunder for resale after January 1, 2007. In addition, we have agreed to grant up to three (3) additional warrants to Gap. The first additional warrant will be issued in September 2006 and will be exercisable for 100,000 shares of our common stock at 100% of the market price on the date of grant. In addition, if the term of our agreement with Gap is extended as discussed above, we will grant to Gap the two remaining warrants. Each such warrant would be exercisable for 50,000 shares of our common stock at 100% of the market price on the date of grant. The fair market value of the 100,000 warrants granted on July 14, 2005 and 100,000 warrants to be granted in September 2006 aggregating approximately $1.7 million, will be capitalized as an intangible asset and amortized over the initial term of the agreement.

9. Reclassifications:

The Company reclassified investments in auction rate securities that were previously classified as cash and cash equivalents to short-term investments. The consolidated statement of cash flows for the six months ended June 30, 2004 was adjusted to reflect the impact of the reclassification. Auction rate securities are comprised of preferred stock, which pay a variable dividend rate that is reset every 49 days through an auction process. No realized or unrealized gains or losses have been incurred in connection with our investments in these securities.

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

    Such factors include continuation and renewal of existing license agreements, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress". In addition and with respect to our recently reported agreement with The Gap, Inc., such factors include approval of new products by Gap and sales and marketing efforts of Gap.

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

    Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 88% of net sales for the first half of 2005. Since 1992 we have built a portfolio of brands under license, which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Diane von Furstenberg and Lanvin whose products are distributed in over 120 countries around the world. Burberry is our most significant license, sales of Burberry products represented 60% and 64% of net sales for the six months ended June 30, 2005 and 2004, respectively.

    We have acquired two licenses with affiliates of our strategic partner, LV Capital, USA Inc. (LV Capital), a wholly-owned subsidiary of LVMH Moët Hennessy Louis Vuitton S.A. (LVMH). LV Capital owns approximately 18% of our outstanding common shares. In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. In January 2005, LVMH sold the Christian Lacroix company to an unaffiliated third party, subject to the existing license. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry. We believe that our association with LV Capital has enhanced our creditability in the cosmetic industry, which should lead us to additional opportunities in our industry that might not have been otherwise available to us.

    Our mass-market product lines, which are primarily marketed through our United States operations represented 12% of sales for the six month period ended June 30, 2005, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

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

    Recent Important Events

    Gap and Banana Republic

    On July 14, 2005, we entered into an exclusive agreement with The Gap, Inc. ("Gap"), to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. This agreement marks our entrée into the specialty retail store fragrance business.

    Our exclusive rights under the agreement are subject to certain exceptions. The principal exceptions are that the agreement excludes any rights with respect to outlet stores, on-line, catalog and mail-order, and international stores outside Canada, although Gap has the right to expand the agreement to its outlet stores if it chooses.

    The initial term of this agreement expires on August 31, 2009, and the agreement includes an additional two-year optional term that expires on August 31, 2011, as well as a further additional two-year term that expires August 31, 2013, in each case if certain retail sales targets are met or Gap chooses to extend the term. In addition, if the agreement is extended for the first optional term, then Gap has the right to terminate our rights under the agreement before the end of that first optional term if Gap pays an amount specified in a formula, with the right to be exercised during the period beginning on September 1, 2010 and expiring on August 31, 2011.

    Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We have agreed to establish a dedicated operating unit to carry out our obligations under the agreement with Gap. We envision incurring staffing, product development and other start-up expenses, including those of a third-party design and marketing firm. In the second half of 2005, we anticipate that such expenses could aggregate between $1.5 million and $2.5 million.

    Burberry

    On October 12, 2004, we entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional 5-years subject to mutual agreement. In addition, Burberry has the right on December 31, 2009 and December 31, 2011 to buy back the license at its then fair market value. This new agreement replaces the existing 1993 license. The new royalty rates, which are approximately double the rates under the prior license, commenced as of July 1, 2004. The new advertising and promotional expenditures, which commenced on January 1, 2005, are substantially higher than under the prior license. In anticipation of these new terms and to mitigate the associated expenses, we are fine-tuning our operating model. The new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution. While we have experienced, and continue to experience a negative impact on our bottom line, the growth potential offered by this international luxury brand makes us confident about our future long-term prospects.

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

    Revenue Recognition

    We sell our products to department stores, perfumeries, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $1.9 million and $1.8 million for the six month periods ended June 30, 2005 and 2004, respectively, are included in selling and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

Results of Operations

Three and Six Months Ended June 30, 2005 as Compared to the Three and Six Months Ended June 30, 2004

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2005	% Change	2004	2005	% Change	2004

Prestige product sales	$ 53.7	44%	$ 37.3	$ 116.4	36%	$ 85.8
Mass market product sales	7.6	( 19% )	9.4	16.0	( 17% )	19.3

Total net sales	$ 61.3	31%	$ 46.7	$ 132.4	26%	$ 105.1

    Net sales for the three months ended June 30, 2005 increased 31% to $61.3 million, as compared to $46.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 28% for the period.

    Net sales for the six months ended June 30, 2005 increased 26% to $132.4 million, as compared to $105.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 24% for the period.

    Prestige product sales increased 44% for the three months ended June 30, 2005 and 36% for the six months ended June 30, 2005, as compared to the corresponding periods of the prior year. Burberry Fragrance sales generated over a 13% increase for the six-month period ended June 30, 2005 as compared to the corresponding period of the prior year. This growth was fueled by the continued geographic rollout of the Burberry Brit men's line and Brit Red. The June 2005 period also includes initial sales of Celine Fever, our newest fragrance family under the Celine brand name.

    In April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. (Nickel) for approximately $4.5 million, net of cash acquired. Net sales of Nickel products for the three and six-month periods ended June 30, 2005 aggregated approximately $1.5 million and $3.1 million, respectively.

    In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004. For the three and six-month periods ended June 30, 2005, net sales of Lanvin products aggregated approximately $9.2 million and $16.8 million, respectively.

    In addition to the recently launched Celine Fever line, later in 2005, we plan to introduce a new Christian Lacroix fragrance family called Tumulte and our first new Lanvin fragrance, Arpege Pour Homme, is under development in preparation for a late 2005 debut. Finally, we have Burberry Brit Gold launching in time for holiday 2005 sales. We are currently working on our 2006 new product calendar and we are also formulating products and marketing strategies for an expanded cosmetics and skin care business drawing upon our existing brands.

    With respect to our mass-market product lines, net sales were down 19% and 17% for the three and six-month periods ended June 30, 2005, as compared to the corresponding periods of the prior year. The sales decline experienced in 2004 has continued into 2005 and is again equally distributed between domestic and export customers. We continue to believe that oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. In addition, sluggish economies in Mexico and Central and South America continue to affect our customers in those territories and we continue to closely monitor credit risk.

    On July 14, 2005, we entered into an exclusive agreement with The Gap, Inc. ("Gap"), to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. This agreement marks our entrée into the specialty retail store fragrance business.

    Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We envision incurring staffing, product development and other start-up expenses, including those of a third-party design and marketing firm. In the second half of 2005, we anticipate that such expenses could aggregate between $1.5 million and $2.5 million.

    Our new product development program for all of our product groups is well under way, and we expect to rollout new products throughout 2005 and 2006. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross margins	Three months ended June 30,		Six months ended June 30,
(In millions)	2005	2004	2005	2004

Net sales	$ 61.3	$ 46.7	$ 132.4	$ 105.1
Cost of sales	26.7	23.0	57.2	52.7

Gross margin	$ 34.6	$ 23.7	$ 75.2	$ 52.4

Gross margin as a percent of net sales	56%	51%	57%	50%

    Gross profit margin was 56% and 57% for the three and six-month periods ended June 30, 2005, respectively, as compared to 51% and 50% for the corresponding periods of the prior year. The margin improvement is attributable to sales of products from our primarily French based prestige fragrance lines. As previously discussed, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we are fine-tuning our operating model. This new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution. We increased our selling prices to distributors and modified our cost sharing arrangements with them in late 2004 and early 2005. The effect of these changes is reflected in the results for the three and six-month periods ended June 30, 2005.

Selling, general & administrative	Three months ended June 30,		Six months ended June 30,
(In millions)	2005	2004	2005	2004

Selling, general & administrative	$ 27.6	$ 16.8	$ 59.2	$ 35.4

Selling, general & administrative as a percent of net sales	45%	36%	47%	34%

    Selling, general and administrative expense increased 64% and 67% for the three and six-month periods ended June 30, 2005, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales selling, general and administrative was 45% and 47% of sales for the three and six-month periods ended June 30, 2005, respectively, as compared to 36% and 34% for the corresponding periods of the prior year.

    The increase in selling, general and administrative expenses as a percentage of sales for 2005 is primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. Royalty expense, included in selling, general, and administrative expenses, aggregated $7.1 million and $14.8 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $2.6 million and $6.0 million, respectively, for the corresponding periods of the prior year. Promotion and advertising included in selling, general and administrative expenses aggregated $7.9 million and $19.0 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $5.7 million and $10.3 million, respectively, for the corresponding periods of the prior year.

    As a result of the details discussed above about gross margin and selling, general and administrative expenses, income from operations decreased 6% or $1.0 million for the six-month period ended June 30, 2005, as compared to the corresponding period of the prior year. Operating margins were 12.0% of net sales in the current six-month period as compared to 16.2% in the corresponding period of the prior year.

    Interest expense aggregated $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2005, as compared to $0.1 million and $0.2 million for the corresponding periods of the prior year. In July 2004, Inter Parfums, S.A. entered into a 16 million euro, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging a three-month variable interest rate to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

    Foreign currency losses were negligible for the six-month period ended June 30, 2005, as compared to a loss of $0.5 million for corresponding period of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

    Our effective income tax rate was 40% for the three months ended June 30, 2005, as compared to 36% for the corresponding period of the prior year. Our effective income tax rate was 37% for the six-month period ended June 30, 2005 as compared to 36% for the corresponding period of the prior year. In connection with a tax audit commenced by the French Tax Authorities, assessments aggregating $0.4 million had been issued to Inter Parfums, S.A. and as of June 30, 2005, Inter Parfums, S.A. set up reserves for the full amount. Our effective tax rate ordinarily differs from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

    Net income was $3.2 million for the three months ended June 30, 2005, as compared to $3.4 million for the corresponding period of the prior year. Net income was $7.6 million for the six-months ended June 30, 2005, as compared to $8.2 million for the corresponding period of the prior year. As we have stated above, we have incurred increased selling, general and administrative expenses, which are primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. These increased expenses have been partially mitigated by improvements in our gross margin. We believe these are the most significant factors affecting net income for the first half of 2005.

    Diluted earnings per share were $0.16 for the three months ended June 30, 2005, as compared to $0.17 for the corresponding period of the prior year. Diluted earnings per share were $0.37 for the six months ended June 30, 2005, as compared to $0.40 for the corresponding period of the prior year.

    Weighted average shares outstanding aggregated 20.2 million and 19.9 million for the three and six-month periods ended June 30, 2005, respectively, as compared to 19.2 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.5 million and 20.4 million, respectively, for the three and six-month periods ended June 30, 2005, as compared to 20.6 million, for both corresponding periods of the prior year. The decrease in the average diluted shares outstanding is the result of the effect of dilutive securities resulting from changes in our average stock price. The average stock price of our common shares was $16.04 per share for the six-month period ended June 30, 2005, as compared to $24.08 per share for the corresponding period of the prior year.

    Liquidity and Capital Resources

    Our financial position remains strong. At June 30, 2005, working capital aggregated $125 million and we had a working capital ratio of 2.8 to 1. Cash and cash equivalents and short-term investments aggregated $43.6 million.

    The Company reclassified investments in auction rate securities that were previously classified as cash and cash equivalents to short-term investments. The consolidated statements of cash flows for the six months ended June 30, 2004, was adjusted to reflect the impact of the reclassification. Auction rate securities are comprised of preferred stock, which pay a variable dividend rate that is reset every 49 days through an auction process. No realized or unrealized gains or losses have been incurred in connection with our investments in these securities.

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

    Cash provided by (used in) operating activities aggregated $6.5 million and ($15.1) million for the six-month period ended June 30, 2005 and 2004, respectively. At June 30, 2005, cash flows from operating activities shows that accounts receivable and inventories both increased 13% from December 31, 2004. These increases are reasonable considering net sales for the three and six-month periods ended June 30, 2005 were up 31% and 26%, respectively, from the corresponding period of the prior year.

    Cash flows used in investing activities, reflects purchases of short-term investments and capital expenditures. Capital expenditures aggregated $1.5 million and $1.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. Our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office furnishings, computer equipment and industrial equipment needed at our distribution centers.

    In March 2005, our board of directors increased the cash dividend to $.16 per share, approximately $3.2 million per annum, payable $.04 per share on a quarterly basis. Our next cash dividend of $.04 per share will be paid on October 14, 2005 to shareholders of record on September 30, 2005. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $2.5 million and $1.7 million for the six-month periods ended June 30, 2005 and 2004, respectively. This increased cash dividend in 2005 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

    Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at June 30, 2005, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2005 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

    We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

    Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the period ended June 30, 2005.

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

    We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2005, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $33.6 million and GB Pounds 3.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    As an inducement to enter into the agreement with Gap, we have granted warrants to purchase 100,000 shares of our common stock to Gap exercisable for five years at $25.195, 125% of the market price on the date of grant, and have agreed to register with the Securities and Exchange Commission the shares purchasable thereunder for resale after January 1, 2007. In addition, we have agreed to grant up to three (3) additional warrants to Gap. The first additional warrant will be issued in September 2006 and will be exercisable for 100,000 shares of our common stock at 100% of the market price on the date of grant. In addition, if the term of our agreement with Gap is extended as discussed above, we will grant to Gap the two remaining warrants. Each such warrant would be exercisable for 50,000 shares of our common stock at 100% of the market price on the date of grant.

    The grant was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, under Sections 4(2) and 4(6) of the Securities Act. Gap, an accredited investor within the meaning of Rule 501 promulgated under the Securities Act, agreed that neither the warrant nor the shares issuable thereunder may be sold or transferred in the absence of an effective registration statement under the Securities Act or the availability of an exemption from registration thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on 20 July 2005 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

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

Nominee	Votes For	Votes Withheld
Jean Madar	18,289,200	461,945
Philippe Benacin	18,289,501	461.644
Russell Greenberg	18,289,301	461,844
Francois Heilbronn	18,711,450	39,695
Joseph A. Caccamo	18,292,453	458,692
Jean Levy	18,711,549	39,596
Robert Bensoussan-Torres	18,707,549	43,995
Daniel Piette	18,725,650	25,487
Jean Cailliau	18,721,158	29,987
Philippe Santi	18,289,301	461,844
Serge Rosinoer	18,359,683	391,462

Item 6. Exhibits

(a) Exhibits:

The following documents are filed herewith:

Exhibit No.	Description

10.118	Agreement dated July 14, 2005 by and among The Gap, Inc., Banana Republic LLC, Gap (Apparel) LLC, Gap (ITM), Inc., Banana Republic (Apparel) LLC, Banana Republic (ITM), Inc., Gap (Puerto Rico), Inc., and Gap (Canada) Inc., together with their subsidiaries who operate stores on the one hand and Inter Parfums, Inc. and its wholly-owned subsidiary Inter Parfums USA, LLC. (Certain confidential information in this Exhibit 10.118 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.119	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (French original)

10.119.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (English translation)

10.120	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (French original)

10.120.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (English translation)

31.1	Certification required by Rule 13a-14(a)

31.2	Certification required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2005.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg Executive Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION

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

Date: August 5, 2005

/s/ Jean Madar
Jean Madar,
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

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

Date: August 5, 2005

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer and
Principal Accounting Officer

Exhibit 32

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended June 30, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: August 5, 2005	By:	/s/ Jean Madar Jean Madar Chief Executive Officer

Date: August 5, 2005	By:	/s/ Russell Greenberg Russell Greenberg Executive Vice President, Chief Financial Officer and Principal Accounting Officer

    A signed original of this written statement required by Section 906 has been provided to Inter Parfums, Inc. and will be retained by Inter Parfums, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.