Form 10-Q
period 2005-11-09
INTER PARFUMS INC
filed 2005-11-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No _ _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 7, 2005 there were 20,241,310 shares of common stock, par value $.001 per share, outstanding.

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

        The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)
ASSETS
	September 30, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$ 26,355	$ 23,372
Short-term investments	17,700	17,600
Account receivable, net	91,281	75,382
Inventories	52,198	61,066
Receivables, other	2,780	2,703
Other current assets	4,878	930
Income tax receivable	428	544
Deferred tax assets	3,462	2,605

Total current assets	199,082	184,202

Equipment and leasehold improvements, net	5,978	6,448

Trademarks, licenses and other intangible assets, net	31,134	34,171

Goodwill	4,565	5,143

Other assets	580	521

	$ 241,339	$ 230,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable - banks	$ 5,880	$ 748
Current portion of long-term debt	3,853	4,359
Accounts payable	28,204	30,730
Accrued expenses	30,498	15,385
Income taxes payable	895	2,533
Dividends payable	809	581

Total current liabilities	70,139	54,336

Long-term debt, less current portion	10,597	15,258

Deferred tax liability	2,176	2,839

Put options	915	838

Minority interest	30,274	30,705

Shareholders' equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,232,560 and 19,379,917 shares at September 30, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	37,353	35,538
Retained earnings	109,720	100,772
Accumulated other comprehensive income	5,454	16,431
Treasury stock, at cost, 6,302,768 and 7,064,511 shares at September 30, 2005 and December 31, 2004	(25,309)	(26,251)

	127,238	126,509

	$ 241,339	$ 230,485

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$ 75,446	$ 67,090	$ 207,875	$ 172,215

Cost of sales	33,089	33,822	90,346	86,541

Gross margin	42,357	33,268	117,529	85,674

Selling, general and administrative	35,124	25,261	94,286	60,643

Income from operations	7,233	8,007	23,243	25,031

Other expenses (income):
Interest expense	92	239	692	448
(Gain) loss on foreign currency	(107)	19	(104)	503
Interest and dividend income	(268)	(139)	(962)	(583)
(Gain) loss on subsidiary's issuance of stock	(26)	--	(11)	25

	(309)	119	(385)	393

Income before income taxes and minority interest	7,542	7,888	23,628	24,638

Income taxes	2,545	2,658	8,520	8,611

Income before minority interest	4,997	5,230	15,108	16,027

Minority interest in net income of consolidated subsidiary	1,243	1,193	3,737	3,810

Net income	$ 3,754	$ 4,037	$ 11,371	$ 12,217

Net income per share:
Basic	$0.19	$0.21	$0.57	$0.64
Diluted	$0.18	$0.20	$0.56	$0.60

Weighted average number of shares outstanding:
Basic	20,189	19,171	20,023	19,170
Diluted	20,556	20,397	20,485	20,530

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 11,371	$ 12,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,238	2,484
Provision for doubtful accounts	66	580
Gain on sale of trademark	(150)	--
Minority interest in net income of consolidated subsidiary	3,737	3,810
Deferred tax (benefit)	(625)	(1)
(Gain) loss on subsidiary's issuance of stock	(11)	25
Change in fair value of put options	187	(74)
Changes in:
Accounts receivable	(25,290)	(15,706)
Inventories	2,991	(14,025)
Other assets	(4,711)	(1,044)
Accounts payable and accrued expenses	18,135	(8,510)
Income taxes payable, net	(1,231)	(47)

Net cash provided by (used in) operating activities	7,707	(20,291)

Cash flows from investing activities:
Purchases of short-term investments	(2,100)	(12,000)
Proceeds from sale of short-term investments	2,000	11,100
Purchase of equipment and leasehold improvements	(1,806)	(2,171)
Payment for licenses, trademarks and other intangible assets	(343)	(20,258)
Proceeds from sale of trademark	185	--
Acquisition of businesses, net of cash acquired	--	(4,416)

Net cash used in investing activities	(2,064)	(27,745)

Cash flows from financing activities:
Increase in loans payable - bank	5,467	7,316
Proceeds from long-term debt	--	19,636
Repayment of long-term debt	(3,027)	(982)
Proceeds from sale of stock of subsidiary	690	168
Proceeds from exercise of options	391	49
Dividends paid	(2,196)	(1,534)
Dividends paid to minority interest	(1,106)	(776)
Purchase of treasury stock	(150)	--

Net cash provided by financing activities	69	23,877

Effect of exchange rate changes on cash	(2,729)	(952)

Net increase (decrease) in cash and cash equivalents	2,983	(25,111)

Cash and cash equivalents - beginning of period	23,372	41,658

Cash and cash equivalents - end of period	$ 26,355	$ 16,547

Supplemental disclosure of cash flows information:

Cash paid for:
Interest	$ 462	$ 211
Income taxes	$ 8,094	$ 7,053

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

(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Reported net income	$ 3,754	$ 4,037	$ 11,371	$ 12,217
Stock-based employee compensation expense included in reported net income, net of tax effect	--	--	--	--
Stock-based employee compensation determined under the fair value based method, net of tax effect	(92)	(46)	(1,013)	(440)

Pro forma net income	$ 3,662	$ 3,991	$ 10,358	$ 11,777

Income per share, as reported:
Basic	$ 0.19	$ 0.21	$ 0.57	$ 0.64
Diluted	$ 0.18	$ 0.20	$ 0.56	$ 0.60

Pro forma net income per share:
Basic	$ 0.18	$ 0.21	$ 0.52	$ 0.61
Diluted	$ 0.18	$ 0.20	$ 0.51	$ 0.57

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

3. Comprehensive Income:
(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Comprehensive income:
Net income	$ 3,754	$ 4,037	$ 11,371	$ 12,217
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(182)	1,515	(10,843)	(1,345)
Change in fair value of derivatives	2	(9)	(137)	(47)

Comprehensive income	$ 3,574	$ 5,543	$ 391	$ 10,825

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Sales:
United States	$ 8,305	$ 10,071	$ 26,078	$ 30,256
Europe	67,159	57,835	184,380	142,960
Eliminations	(18)	(816)	(2,583)	(1,001)

	$ 75,446	$ 67,090	$ 207,875	$ 172,215

Net Income:
United States	$ 115	$ 382	$ 270	$ 725
Europe	3,482	3,773	11,219	11,620
Eliminations	157	(118)	(118)	(128)

	$ 3,754	$ 4,037	$ 11,371	$ 12,217

5. Earnings Per Share:

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

 The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 3,754	$ 4,037	$ 11,371	$ 12,217

Denominator:
Weighted average shares	20,189	19,171	20,023	19,170
Effect of dilutive securities:
Stock options	367	1,226	462	1,360

	20,556	20,397	20,485	20,530

6. Inventories:

Inventories consist of the following:
(In thousands)	September 30, 2005	December 31, 2004

Raw materials and component parts	$ 14,557	$ 19,756
Finished goods	37,641	41,310

	$ 52,198	$ 61,066

7. Long-term Debt:

In July 2004, Inter Parfums, S.A. entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At September 30, 2005 exchange rates, maturities of long-term debt subsequent to September 30, 2005 are $1.0 million in 2005, $3.9 million in 2006, 2007 and 2008, and $1.9 million in 2009.

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

Notes to Consolidated Financial Statements

8. Entry into Material Definitive Agreements:

[1] On July 14, 2005, we entered into an exclusive agreement with The Gap, Inc. ("Gap") to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. Our exclusive rights under the agreement are subject to certain exceptions. The principal exceptions are that the agreement excludes any rights with respect to outlet stores, on-line, catalog and mail-order, and international stores outside Canada, although Gap has the right to expand the agreement to its outlet stores if it chooses.

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

As an inducement to enter into this agreement, we have granted warrants to purchase 100,000 shares of our common stock to Gap exercisable for five years at $25.195, 125% of the market price on the date of grant, and have agreed to register with the Securities and Exchange Commission the shares purchasable thereunder for resale after January 1, 2007. In addition, we have agreed to grant up to three (3) additional warrants to Gap. The first additional warrant will be issued in September 2006 and will be exercisable for 100,000 shares of our common stock at 100% of the market price on the date of grant. In addition, if the term of our agreement with Gap is extended as discussed above, we will grant to Gap the two remaining warrants. Each such warrant would be exercisable for 50,000 shares of our common stock at 100% of the market price on the date of grant. The fair market value of the 100,000 warrants granted on July 14, 2005 and the 100,000 warrants to be granted in September 2006 aggregating approximately $1.7 million, has been capitalized as an intangible asset and is being amortized over the initial term of the agreement.

[2] On October 25, 2005 the Company entered into an agreement with Citigroup Global Markets Inc., Oppenheimer & Co. Inc. and SG Cowen & Co., LLC, as representatives of the several underwriters, for the public sale by one of its stockholders, LV Capital USA, Inc., of 3,436,050 shares of its common stock at $15.50 per share, before underwriting discounts, commissions and expenses, all of which will be paid by the selling stockholders. On October 31, 2005, LV Capital USA, Inc. consummated the public sale of 3,436,050 of our shares. We did not receive any proceeds from such sale. In addition, our Chairman and CEO and our Vice Chairman and President have granted to the underwriters a 30-day option to purchase up to an additional 515,408 shares of our common stock owned by them, to cover over-allotments, if any. The Company will not receive any proceeds of such sale if the over-allotment is exercised. The Company and the selling stockholders have agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the underwriters may be required to make because of any of those liabilities.

9. Reclassification:

The Company reclassified investments in auction rate securities that were previously classified as cash and cash equivalents to short-term investments. The consolidated statement of cash flows for the nine months ended September 30, 2004 was adjusted to reflect the impact of the reclassification. Auction rate securities are comprised of preferred stock, which pay a variable dividend rate that is reset every 49 days through an auction process. No realized or unrealized gains or losses have been incurred in connection with our investments in these securities.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Forward Looking Information

    Statements in this document, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document, the words "anticipate," "believe," "estimate," "will," "should," "could," "may," "intend," "expect," "plan," "predict," "potential," or "continue" or similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

    Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this document. Important factors that could cause actual results to differ materially from our forward-looking statements include dependence upon Burberry for a significant portion of our sales, continuation and renewal of existing license agreements, protection of our intellectual property rights, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon third party manufacturers and distributors, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or "Trade Dress". In addition and with respect to our recently reported agreement with The Gap, Inc. (Gap), such factors include approval of new products by Gap and sales and marketing efforts of Gap.

    These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth herein may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this document. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

    Overview

    We operate in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We manage our business in two segments, French based operations and United States based operations. We specialize in prestige perfumes and mass-market perfumes, cosmetics and health and beauty aids. Most of our prestige products are produced and marketed by our 74% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 26% of Inter Parfums, S.A. shares trade on the Euro Next. Prestige cosmetics and prestige skin care products represent less than 5% of consolidated net sales. Our mass-market products are primarily produced and marketed by our United States operations.

  Prestige products - For each prestige brand, owned or licensed by us, we develop an original concept for the perfume, cosmetic or skin care line consistent with world market trends.

  Mass-market products - We design, market and distribute inexpensive fragrances and personal care products, including alternative designer fragrances, mass-market cosmetics and health and beauty aids.

    Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 89% of net sales for the nine-month period ended September 30, 2005. Since 1992 we have built a portfolio of brands under license, which include Burberry, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Diane von Furstenberg and Lanvin whose products are distributed in over 120 countries around the world. Burberry is our most significant license, sales of Burberry products represented 61% and 63% of net sales for the nine months ended September 30, 2005 and 2004, respectively.

    We have acquired two licenses with affiliates of LV Capital, USA Inc. (LV Capital), a wholly-owned subsidiary of LVMH Moët Hennessy Louis Vuitton S.A. (LVMH). Until October 31,2005, LV Capital owned approximately 18% of our outstanding common shares (see "Recent Important Events" following.) In May 2000 we entered into an exclusive worldwide license for prestige fragrances for the Celine brand, and in March 1999 we entered into an exclusive worldwide license for Christian Lacroix fragrances. In January 2005, LVMH sold the Christian Lacroix company to an unaffiliated third party, subject to the existing license. Both licenses are subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry.

    Our mass-market product lines, which are primarily marketed through our United States operations represented 11% of sales for the nine month period ended September 30, 2005, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

    We grow our business by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. We also grow through the creation of product line extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

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

    Recent Important Events

    Secondary Offering

    On October 25, 2005 the Company entered into an agreement with Citigroup Global Markets Inc., Oppenheimer & Co. Inc. and SG Cowen & Co., LLC, as representatives of the several underwriters, for the public sale by one of its stockholders, LV Capital USA, Inc., of 3,436,050 shares of its common stock at $15.50 per share, before underwriting discounts, commissions and expenses, all of which will be paid by the selling stockholders. On October 31, 2005, LV Capital USA, Inc. consummated the public sale of 3,436,050 of our shares. We did not receive any proceeds from such sale. In addition, our Chairman and CEO and our Vice Chairman and President have granted to the underwriters a 30-day option to purchase up to an additional 515,408 shares of our common stock owned by them, to cover over-allotments, if any. The Company will not receive any proceeds of such sale if the over-allotment is exercised. The Company and the selling stockholders have agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the underwriters may be required to make because of any of those liabilities.

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

    Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We have agreed to establish a dedicated operating unit to carry out our obligations under the agreement with Gap. We envision incurring staffing, product development and other start-up expenses, including those of a third-party design and marketing firm, which were estimated at $1.5 million to $2.5 million for the second half of 2005 of which $0.6 million has been expensed during the three months ended September 30, 2005. To propel these programs forward, these expenses are expected to continue in 2006. In addition, we are currently transitioning component sourcing and production of Gap's existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap of their existing product lines are expected to be minimal, as we plan to honor existing purchase commitments.

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

    Revenue Recognition

    We sell our products to department stores, perfumeries, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $3.2 million and $2.9 million for the nine month periods ended September 30, 2005 and 2004, respectively, are included in selling and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

    Results of Operations

    Three and Nine Months Ended September 30, 2005 as Compared to the Three and Nine Months Ended September 30, 2004

Net Sales
	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions)
Prestige product sales	$ 67.7	$ 58.4	16%	$ 184.2	$ 143.3	29%
Mass market product sales	7.7	8.7	(11%)	23.7	28.9	(18%)
	$ 75.4	$ 67.1	12%	$ 207.9	$ 172.2	21%

    Net sales for the three months ended September 30, 2005 increased 12% to $75.4 million, as compared to $67.1 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 2005 increased 21% to $207.9 million, as compared to $172.2 million for the corresponding period of the prior year. There were no discernable effects of changes in foreign currency exchange rates for the three and nine-month periods ended September 30, 2005.

    Prestige product sales increased 16% for the three months ended September 30, 2005 and 29% for the nine months ended September 30, 2005, as compared to the corresponding periods of the prior year. Burberry Fragrance sales generated a 17% increase for the nine-month period ended September 30, 2005 as compared to the corresponding period of the prior year. This growth was fueled by the continued geographic rollout of the Burberry Brit men's line and Burberry Brit Red and the launch of the limited edition Burberry Brit Gold. The September 2005 period also includes initial sales of Celine Fever and Christian Lacroix Tumult, our newest fragrance families under those brand names.

    In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004. For the three and nine-month periods ended September 30, 2005, net sales of Lanvin products aggregated approximately $8.4 million and $25.2 million, respectively. Solid sales gains were seen in this third quarter from the Eclat d'Arpège line and our first new Lanvin fragrance, Arpege Pour Homme, was recently launched for the 2005 holiday season.

    We are currently working on our 2006 new product calendar and we are also formulating products and marketing strategies for an expanded cosmetics and skin care business drawing upon our existing brands.

    With respect to our mass-market product lines, net sales were down 11% and 18% for the three and nine-month periods ended September 30, 2005, as compared to the corresponding periods of the prior year. The sales decline experienced in 2004 has continued into 2005 and is again equally distributed between domestic and export customers. We continue to believe that oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. In addition, sluggish economies in Mexico and Central and South America continue to affect our customers in those territories and we continue to closely monitor credit risk.

    On July 14, 2005, we entered into an exclusive agreement with The Gap, Inc. ("Gap"), to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. This agreement marks our entrée into the specialty retail store fragrance business.

    Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We envision incurring staffing, product development and other start-up expenses, including those of a third-party design and marketing firm, which were estimated at $1.5 million to $2.5 million for the second half of 2005. To propel these programs forward, these expenses are expected to continue in 2006. In addition, we are currently transitioning component sourcing and production of Gap's existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap of their existing product lines are expected to be minimal, as we plan to honor existing purchase commitments.

    Our new product development program for all of our product groups is well under way, and we have an aggressive plan of new products rolling out throughout 2006. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross Margins
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Net sales	$ 75.4	$ 67.1	$ 207.9	$ 172.2
Cost of sales	33.0	33.8	90.4	86.5
Gross margin	$ 42.4	$ 33.3	$ 117.5	$ 85.7
Gross margin as a percent of net sales	56%	50%	57%	50%

    Gross profit margin was 56% and 57% for the three and nine-month periods ended September 30, 2005, respectively, as compared to 50% for the corresponding periods of the prior year. The margin improvement is attributable to sales of products from our primarily French based prestige fragrance lines. As previously discussed, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we are fine-tuning our operating model. This new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution. We increased our selling prices to distributors and modified our cost sharing arrangements with them in late 2004 and early 2005. The effect of these changes is reflected in the results for the three and nine-month periods ended September 30, 2005.

Selling, General & Administrative Expense
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Selling, general & administrative	$ 35.1	$ 25.3	$ 94.3	$ 60.6
Selling, general & administrative as a percent of net sales	47%	38%	45%	35%

    Selling, general and administrative expense increased 39% and 56% for the three and nine-month periods ended September 30, 2005, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales selling, general and administrative was 47% and 45% of sales for the three and nine-month periods ended September 30, 2005, respectively, as compared to 38% and 35% for the corresponding periods of the prior year.

    The increase in selling, general and administrative expenses as a percentage of sales for 2005 is primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. Increased royalties took effect July 1, 2004 while increased advertising requirements took effect January 1, 2005. Total royalty expense for the third quarter increased 19% to $8.8 million, as compared to $7.4 million for the corresponding period of the prior year. For the first nine months of 2005, royalties increased 76% to $23.6 million, as compared to $13.4 million for the corresponding period of the prior year. Promotion and advertising included in selling, general and administrative expenses aggregated $12.9 million and $31.9 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to $6.3 million and $16.6 million, respectively, for the corresponding periods of the prior year.

    As a result of the details discussed above regarding gross margins and selling, general and administrative expenses, income from operations decreased 7% or $1.8 million for the nine-month period ended September 30, 2005, as compared to the corresponding period of the prior year. Operating margins were 11.2% of net sales in the current nine-month period as compared to 14.5% in the corresponding period of the prior year.

    Interest expense aggregated $0.1 million and $0.7 million for the three and nine-month periods ended September 30, 2005, as compared to $0.2 million and $0.4 million for the corresponding periods of the prior year. In July 2004, Inter Parfums, S.A. entered into a 16 million euro, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging a three-month variable interest rate to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

    Foreign currency gains aggregated $0.1 million for the nine-month period ended September 30, 2005, as compared to a loss of $0.5 million for corresponding period of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

    Our effective income tax rate was 34% for both three-month periods ended September 30, 2005 and 2004. Our effective income tax rate was 36% for the nine-month period ended September 30, 2005 as compared to 35% for the corresponding period of the prior year. Our effective tax rate ordinarily differs from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. The three-month periods ended September 30 2005 and 2004 reflect a small benefit resulting from adjusting estimates to actual. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

    Net income was $3.8 million for the three months ended September 30, 2005, as compared to $4.0 million for the corresponding period of the prior year. Net income was $11.4 million for the nine-months ended September 30, 2005, as compared to $12.2 million for the corresponding period of the prior year. As we have stated above, we have incurred increased selling, general and administrative expenses, which are primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. These increased expenses have been partially mitigated by improvements in our gross margin. We believe these are the most significant factors affecting net income for the nine months ended September 30, 2005.

    Diluted earnings per share were $0.18 for the three months ended September 30, 2005, as compared to $0.20 for the corresponding period of the prior year. Diluted earnings per share were $0.56 for the nine months ended September 30, 2005, as compared to $0.60 for the corresponding period of the prior year.

    Weighted average shares outstanding aggregated 20.2 million and 20.0 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to 19.2 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.6 million and 20.5 million, respectively, for the three and nine-month periods ended September 30, 2005, as compared to 20.4 million 20.5 million for the corresponding periods of the prior year, respectively. The increase in the weighted average shares outstanding is the result of employees exercising stock options. The dilutive effect of outstanding stock options was already included in diluted shares outstanding and many employee stock options were paid for by the tender of shares, therefore, the exercise of stock options had a minimal impact on diluted shares outstanding.

    Liquidity and Capital Resources

    Our financial position remains strong. At September 30, 2005, working capital aggregated $129 million and we had a working capital ratio of 2.8 to 1. Cash and cash equivalents and short-term investments aggregated $44.1 million.

    The Company reclassified investments in auction rate securities that were previously classified as cash and cash equivalents to short-term investments. The consolidated statements of cash flows for the nine months ended September 30, 2004, was adjusted to reflect the impact of the reclassification. Auction rate securities are comprised of preferred stock, which pay a variable dividend rate that is reset every 49 days through an auction process. No realized or unrealized gains or losses have been incurred in connection with our investments in these securities.

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

    Cash provided by (used in) operating activities aggregated $7.7 million and ($20.3) million for the nine-month periods ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, cash flows from operating activities shows that accounts receivable increased 34% from the December 31, 2004 balance while sales were up 21% during the same period. Our holiday selling season begins in June and runs through October, it is not atypical to see a significant increase as of the end of the third quarter and its reversal during the fourth quarter.

    Cash flows used in investing activities, reflects purchases of short-term investments and capital expenditures. Capital expenditures aggregated $1.8 million and $2.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office furnishings, computer equipment and industrial equipment needed at our distribution centers.

    In March 2005, our board of directors increased the cash dividend to $.16 per share, approximately $3.2 million per annum, payable $.04 per share on a quarterly basis. Our next cash dividend of $.04 per share will be paid on January 16, 2006 to shareholders of record on December 30, 2005. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $3.3 million and $2.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. This increased cash dividend in 2005 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

    Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at September 30, 2005, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2005 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

    We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

    Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the period ended September 30, 2005.

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

    We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2005, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37.2 million and GB Pounds 7.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    On September 12, 2005, we granted options to purchase 2,000 shares for a five-year period at the exercise price of $19.65 per share, the fair market value at the time of grant, to an employee under our 2004 Stock Option Plan.

Item 6. Exhibits

(a) Exhibits:

    The following documents are filed herewith:
Exhibit No.	Description

31.1	Certification required by Rule 13a-14(a)

31.2	Certification required by Rule 13a-14(a)

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2005.

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

Date: November 7, 2005

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

Date: November 7, 2005

/s/ Russell Greenberg
Russell Greenberg
Chief Financial Officer and
Principal Accounting Officer

Exhibit 32

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Inter Parfums, Inc., that the Quarterly Report of Inter Parfums, Inc. on Form 10-Q for the period ended September 30, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Inter Parfums, Inc.

Date: November 7, 2005	By:	/s/ Jean Madar Jean Madar Chief Executive Officer

Date: November 7, 2005	By:	/s/ Russell Greenberg Russell Greenberg Executive Vice President, Chief Financial Officer and Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to Inter Parfums, Inc. and will be retained by Inter Parfums, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.