Form 10-K
period 2005-12-31
INTER PARFUMS INC
filed 2006-03-15
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-K
(Mark one)
☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $93,154,485 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (February 24, 2006): 20,253,810.

Documents Incorporated By Reference: None.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and if incorporated by reference into a registration statement under the Securities Act of 1933, as amended, within the meaning of Section 27A such act. When used in this report, the words “anticipate,” “believe,” “estimate,” “will,” “should,” “could,” “may,” “intend,” “expect,” “plan,” “predict,” “potential,” or “continue” or similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include dependence upon Burberry for a significant portion of our sales, continuation and renewal of existing license agreements, protection of our intellectual property rights, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon third party manufacturers and distributors, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or “Trade Dress”. In addition and with respect to our recently reported agreement with The Gap, Inc. (Gap), such factors include approval of new products by Gap and sales and marketing efforts of Gap.

These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth herein may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our common stock is listed on The Nasdaq Stock Market (National Market System) under the trading symbol "IPAR" and we are considered a “controlled company” under the applicable rules of The Nasdaq Stock Market. The common shares of our subsidiary, Inter Parfums S.A., are traded on the Paris Stock Exchange.

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

Summary

The following summary is qualified in its entirety by and should be read together with the more detailed information and audited financial statements, including the related notes, contained or incorporated by reference in this report.

Inter Parfums is a worldwide marketer of prestige perfumes and mass market perfumes, cosmetics and health and beauty aids. We operate in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We specialize in prestige fragrances with a focus on licensed designer brands.

Prestige fragrances represent approximately 89% of our total sales. Our brand name portfolio, which has steadily increased, is now essentially comprised of nine brand names, each of which has a variety of product lines. Burberry is our leading prestige brand name, as sales of Burberry products represented 60%, 62% and 56% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Our prestige products focus on niche brands with a devoted following. By concentrating in markets where the brands are known, Inter Parfums has had many successful launches. We typically launch new fragrance families for our brands every 2-3 years, with some frequent “seasonal” fragrances introduced as well.

The creation and marketing of each product line are intimately linked with the brand’s name, its past and present positioning, customer base and, more generally, the prevailing market atmosphere. Accordingly, we generally study the market for each proposed product line for almost a full year before we introduce any new product into the market. This study is intended to define the general position of the line and more particularly its fragrance, bottle, packaging and appeal to the buyer. In our opinion, the unity of these four elements of the marketing mix makes for a successful product.

The recent signing of our exclusive agreement with Gap (see “—Recent Developments”) to develop and provide fragrance and personal care products to be sold in approximately 1,390 Gap and 462 Banana Republic retail stores in the U.S. and Canada (number of stores as reported by Gap at April 30, 2005) will establish our entry point into the “specialty retail” market.

Over the past five years, we have grown our business at both the topline and the bottomline. We have grown from $101.6 million in sales in 2000 to $273.5 million in 2005, representing a compounded annual growth rate of 22%. During the same period, our net income grew from $6.6 million in 2000 to $15.3 million in 2005, representing a compounded annual growth rate of 18%. Our management targets long term sales growth of approximately 10% (measured on an annual basis) and long term net income growth of approximately 12-15% (measured on an annual basis). There can be no assurance that we will achieve these targets in any particular period, or at all, however.

Our worldwide headquarters are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is (212) 983-2640.

Our Prestige Products

Primarily through our 73% owned subsidiary in Paris, Inter Parfums, S.A., we have sought to build a portfolio of luxury brand names, primarily through licensing agreements, or through direct acquisition of brand names. Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

The following is a summary of the prestige brand names owned or licensed by us:

Brand Name	Licensed Or Owned	Date Acquired	Term, Including Option Periods	Purchase Price (in millions)
Burberry	Licensed	July 04	12.5 years and additional 5-year optional term that requires mutual consent	3.6
Lanvin	Licensed	July 04	15-year	19.2
S.T. Dupont	Licensed	July 97	Initially 11 years. We are negotiating to extend the term until June 30, 2011.	1.0
Paul Smith	Licensed	Dec. 98	12 years	0.0
Celine	Licensed	May 00	Initially 11 years from January 2001, with an additional 5-year option term. By mutal agreement with Celine, we agreed to terminate the license on December 31, 2007.	0.0
Nickel	Owned	April 04	N/A	4.4
Molyneux	Owned	Mar. 94	N/A	4.2
Christian Lacroix	Licensed	Mar. 99	11 years	0.0
Diane Von Furstenberg	Licensed	May 02	8 year 7 month term with three additional 2-year option terms.	0.0

Prestige Fragrances

BURBERRY -- Burberry is our leading prestige fragrance brand and we operate under an exclusive worldwide license with Burberry Limited that was originally entered into in 1993 and replaced by a new agreement in 2004.

We have had significant success in introducing new fragrance families under the Burberry brand name. We have introduced several fragrance families including Burberry London (renamed “Burberry” in 2005), Burberry Week End, Burberry Touch and Burberry Brit. Successful distribution has been achieved in more than a hundred countries around the world by differentiating the positioning and target consumer of each of the families. Our success is evidenced by a 26% five-year compounded annual growth rate in sales of fragrances under the Burberry brand since 2000.

The largest Burberry fragrance family, Burberry Brit, of which the women’s scent was launched in fall 2003 and the men’s scent launched in fall 2004, has received much industry recognition. Burberry Brit for Women was named the Fragrance of the Year in the Women’s Luxe category at the Annual Fragrance Foundation FiFi Awards in 2004. Burberry Brit for Men received two awards at the Annual Fragrance Foundation FiFi Awards in April 2005 for Best Men’s Fragrance in the Luxe category and for Best Print National Advertising Campaign of the Year. Burberry Brit Red was awarded a FiFi in April 2005 for Best Women’s Fragrance in the Nouveau Niche category. As the Burberry brand continues to develop and expand by attracting new customers, the Burberry fragrance portfolio follows suit expanding and continuing to post sales growth years after launches. A fragrance family, Burberry London, which includes women’s and men’s fragrance products will launch in 2006. The first Burberry fragrance that we launched in 1995 has been renamed “Burberry.”

LANVIN -- In June 2004, Inter Parfums S.A. and Lanvin S.A. signed a worldwide license agreement to create, develop and distribute fragrance lines under the Lanvin brand name. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia, particularly with the lines Arpège (created in 1927), Lanvin L’Homme (1997) and Eclat d’Arpège (2002). Our first Lanvin fragrance, Arpège pour Homme, debuted in late 2005. Arpège by Lanvin won the honor of entering the Fragrance Hall of Fame at the 2005 FiFi Awards, an honor given to the best fragrance sold for at least 15 years that has been revitalized. A new women’s fragrance is in our new product pipeline for later in 2006.

PAUL SMITH -- We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extreme and Paul Smith London. Paul Smith London for Men was awarded a FiFi award in April 2005 for Best Men’s Fragrance in the Nouveau Niche category.

S.T. DUPONT -- In June 1997, we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Fragrances include: S.T. Dupont Paris, S.T. Dupont Essence Pure and L’Eau de S.T. Dupont. A new fragrance line for men is under development, tentatively scheduled for launch in 2006. We are negotiating to extend the term until June 30, 2011, upon substantially the same terms as the existing license.

CHRISTIAN LACROIX -- In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, formerly a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our fragrances include: Eau Florale and Bazar. In the summer of 2005, we launched a new fragrance family, Tumulte, for the Christian Lacroix brand for both men and women.

CELINE -- In May 2000, we entered into an exclusive worldwide license agreement for the development, manufacturing and distribution of fragrance lines under the Celine brand name with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. Celine, a French luxury fashion and accessory company is known throughout the world for its luxury and quality products. This agreement is an important part of Celine’s strategy to develop dynamic brand recognition and to offer a varied range of luxury items to an international clientele. Fragrances include: Celine and Fever. By mutal agreement with Celine, we agreed to terminate the license on December 31, 2007.

Prestige Skin Care and Color Cosmetics

NICKEL -- In April 2004 Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. Established in 1996 by Philippe Dumont, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care product lines for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in France, the balance of Western Europe and in the United States, as well as through our men’s spas in Paris and New York.

DIANE VON FURSTENBERG -- In May 2002 we entered into an exclusive worldwide license agreement with Diane von Furstenberg Studio, L.P. for the development, manufacturing and distribution of fragrance, cosmetics, skin care and related beauty products, to be sold under the Diane von Furstenberg, DVF, Diane von Furstenberg The Color Authority and Tatiana brand names. DVF represented our first line of prestige cosmetics.

Our Mass Market Products

Our mass market products are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. We produce and market a complete line of alternative designer fragrances and personal care products that sell at a substantial discount from their brand name counterparts. Our alternative designer fragrances are similar in scent to highly advertised designer fragrances that are marketed at a higher retail price. Our mass market fragrance brands include several proprietary brand names as well as licenses for the names Jordache and Tatiana. We also market our Aziza line of low priced eye shadow kits, mascara, and pencils, focusing on the young teen market. In 2001, we introduced a new line of mass market health and beauty aids under our Intimate brand name consisting of shampoo, conditioner, hand lotion and baby oil. We distribute this line to the same mass market retailers and discount chains as our Aziza cosmetic line.

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands contribute significantly to our growth. Over the past few years, prestige brands have accounted for a larger portion of our business — 89% of total business in 2005 from 68% in 2002. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, Inter Parfums has had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because the company’s size enables us to work more closely with them in the product development process as well as because of our successful track record.

Grow portfolio brands through new product development and marketing. We grow through the creation of product line extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio. We frequently introduce “seasonal” fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product lines in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, or flanker brands) within our brand franchises. Furthermore, we promote the smooth and consistent performance of our prestige perfume operations through knowledge of the market, detailed analysis of the image and potential of each brand name, a “good dose” of creativity and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business — we intend to add new prestige beauty brands to our portfolio. Over the past decade, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. We identify prestige brands that can be developed and marketed into a full and varied product line and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept development, manufacturing, and marketing.

Expand existing portfolio into new categories. We plan to broaden our product offering beyond the fragrance category and offer other personal care products such as skin care, cosmetics and hair care under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty. We also plan to draw upon the skin care product expertise that the Nickel team brings, as we explore other opportunities in the treatment side of the beauty business beyond the Nickel brand. Furthermore, the license agreement with Burberry signed in 2004 extends to skin care.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we plan to modify our distribution model, which may involve the future formation of joint ventures or company-owned subsidiaries within key markets. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company and that ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail beauty business through the Gap relationship. We believe the beauty industry has experienced a significant growth in specialty retail and our newly formed relationship with Gap provides an entry into this market. We are responsible for product development, formula creation, packaging and manufacturing under Gap and Banana Republic brands. Gap, a leading international specialty retailer offering clothing, accessories and personal care products for men, women, children and babies, is responsible for marketing and selling the newly launched product lines in its stores.

Recent Developments

Gap and Banana Republic

On July 14, 2005, we entered into an exclusive agreement with Gap to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. This agreement marks our entry into the specialty retail store fragrance business.

Our exclusive rights under the agreement are subject to certain exceptions. The principal exceptions are that the agreement excludes any rights with respect to on-line, catalog and mail-order, and stores outside the United States and Canada.

The initial term of this agreement expires on August 31, 2009, and the agreement includes an additional two-year optional term that expires on August 31, 2011, as well as a further additional two-year term that expires on August 31, 2013, in each case if certain retail sales targets are met or Gap chooses to extend the term. In addition, if the agreement is extended for the first optional term, then Gap has the right to terminate our rights under the agreement before the end of that first optional term if Gap pays an amount specified in a formula, with the right to be exercised during the period beginning on September 1, 2010 and expiring on August 31, 2011.

Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We have established a dedicated operating unit and have begun staffing it. Eventually, this unit will employ between 15 to 25 people. We also engaged a third party design and marketing firm to work with us on concept and formulations. As this is an important new dimension to our business, we intend to devote the resources, human, financial and creative, that may be required to make these programs successful. Accordingly, during the second half of 2005 we incurred $2.0 million in related start-up expenses, including staffing, product development and those of a third-party design and marketing firm.

In March 2006, we entered into an addendum to our exclusive agreement with Gap, whereby we obtained the additional rights to develop, produce, manufacture and distribute personal care and home fragrance products for Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

•	Concept choice;

•	Produce mock-ups for final acceptance of bottles and packaging;

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

•	Choose our suppliers;

•	Schedule production and packaging;

•	Issue component purchase orders;

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

•	Perfumers (IFF, Firmenich, Robertet, Quest, Givaudan,Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

•
Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

•	Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

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

•	Sephora
•	Marionnaud
•	Nocibé
•	Galeries Lafayette
•	Printemps

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

•	Wal-Mart
•	Fred’s
•	Albertson’s
•	Family Dollar
•	Dollar General
•	Dollar Tree Distributors
•	Consolidated Stores (Big Lot Stores)
•	99 Cent Only

In addition, our mass market products are sold to wholesale distributors, such as Variety Wholesalers, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets.

These products are sold through a highly efficient and dedicated in-house sales team and reach approximately 15,000 retail outlets throughout the United States. Our 140,000 square foot distribution center has provided us with the opportunity and resources to meet our customers' requirements.

International distribution of our mass market product lines operate through the use of exclusive and nonexclusive distribution agreements in such major territories such as

•	Brazil
•	Mexico
•	Argentina
•	Chile
•	Columbia
•	Canada
•	Hong Kong
•	Australia

The Market

The fragrance and cosmetic market can be broken down into two (2) types of retail distribution:

•	Selective distribution - perfumeries and specialty sections of department stores, who sell brand name products with a luxury image, and

•	Mass distribution - Mass merchandisers, discount stores and supermarkets, who sell low to moderately-priced mass market products for a broad customer base with limited purchasing power.

Selective Distribution

The following information is based on information from the Fédération des Industries de la Parfumerie.

During 2005, the French perfume industry, which accounts for about approximately 35% of the world market, reported a 4.9% growth rate, as compared to a 2.6% growth rate in 2004 and a 1.6% growth rate in 2003.

Net sales in 2005 for the French domestic market was unchanged as compared to 2004, while the export market increased by 4.9% as compared to 2004:

•
The European Union: Sales increased overall by 4%, in this the largest market for French exports. Sales were strongest in new markets, Hungary (+34%), Poland (+13%) and Czech Republic (+9%). Sales increased in other European Union members, Netherlands (+9%), Italy (+8%) and Germany(+5%).

•	Europe (excluding the European Union countries): Net sales increased by 7.5%, with substantial growth in Ukraine(+28%) and Russia (+10%).

•
Asia: Net sales increased by 3%. Asia is the second largest market for French cosmetics and perfumes, net sales increased in China (+16%). On the other hand, net sales declined in South Korea (-8%) and Japan (-12%)

•	North America: Net sales increased to 7.8% in the United States and 8.5% in Canada.

•	South America: Net sales to South America (+11.5%) were good after several declining years as the result of the financial crises in Argentina and Brazil.

While our market share, based on our internal data, is less than 1% in France, in other countries such as the United States, United Kingdom, Italy, Germany, Spain and Hong Kong, we estimate that our market share is between 1% and 4% of French perfume imports.

Mass Distribution

Our mass market products, which consist of low to moderately-priced fragrances, cosmetics and health and beauty aids are designed for a broad customer base with limited purchasing power. We sell our products both in the United States and abroad. Mass merchandisers, discount stores and supermarkets are out target customers. Our Aziza line of cosmetics has achieved widespread acceptance with distribution in over 15,000 doors in the US. Our line of health and beauty aids, which consist of shampoos, conditioners and lotions, under our Intimate brand, is currently distributed in over 10,000 US doors.

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

Our closest competitors in the prestige market typically do not have mass market products departments. However, they may develop, market and sell prestige cosmetics. The market for prestige cosmetics is dominated by large companies, with resources far greater than ours, such as L’Oreal, Shiseido and Clarins. In 2003, we entered the prestige color cosmetic market with the launch of our Diane von Furstenberg Beauty cosmetic line. Also as previously discussed, we acquired a controlling interest in Nickel SA, a men’s prestige skin care products company. We intend to compete on the basis of our products’ brand recognition and quality.

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

The market for mass market color cosmetics is highly competitive, with several major cosmetic companies marketing similar products. Many of these companies, such as L’Oreal and Revlon, have substantial financial resources and national marketing campaigns. However, we believe that brand recognition of the Aziza name, together with the quality and competitive pricing of our products, enables us to compete with these companies in the mass market.

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

Trademarks

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted). These registered trademarks include:
•	Burberry
•	Lanvin
•	Gap (United States and Canada only)
•	Banana Republic (United States and Canada only)
•	S.T. Dupont
•	Paul Smith
•	Christian Lacroix
•	Celine
•	Diane von Furstenberg, DVF, Diane von Furstenberg The Color Authority, and Tatiana
•	Jordache

In addition, we are the registered trademark owner of many trademarks, including:

•	Intimate
•	Aziza
•	Nickel
•	Regal Collections, Royal Selections, Euro Collections and Apple
•	Molyneux

Employees

As of March 1, 2006 we had 201 full-time employees world-wide. Of these, 114 are full-time employees in Paris, with 64 employees engaged in sales activities and 50 in administrative, production and marketing activities. In the United States, 87 employees work full-time, and of these, 41 were engaged in sales activities and 46 in administrative, production and marketing activities.

We believe that our relationship with our employees is good.

 Item 1A. Risk Factors.

You should carefully consider these risk factors, together with all of the other information contained or incorporated by reference in this prospectus, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We are dependent upon Burberry for a significant portion of our sales, and the loss of this license will have a material adverse effect on us.

Burberry is our leading prestige brand name, as sales of Burberry products represented 60%, 62% and 56% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

In October 2004 our Paris-based subsidiary, Inter Parfums, S.A., entered into a 12.5-year, exclusive world-wide fragrance license with Burberry Limited, effective as of July 1, 2004, which replaced the original 1993 license. This license includes an additional five-year optional term that requires the consent of both Burberry and Inter Parfums, S.A., and must be exercised, if at all, prior to December 31, 2014. In addition, Burberry has the right on December 31, 2009 and December 31, 2011 to buy back the license at its then fair market value. Further, this license provides for a termination on a change in control of either Inter Parfums, S.A., the licensee, or Inter Parfums, Inc., the guarantor.

This license is subject to Inter Parfums, S.A. making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. The new royalty rates, which are approximately double the rates under the prior license, commenced as of July 1, 2004. The new advertising and promotional expenditures, which commenced on January 1, 2005, as well as the minimum sales requirements, are substantially higher than under the prior license.

We are dependent upon the continuation and renewal of various licenses for a significant portion of our sales, and the loss of one or more licenses could have a material adverse effect on us.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses on terms favorable to us. Each license is for a specific term and may have additional optional terms. In addition, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Just as the loss of a license may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

If we are unable to protect our intellectual property rights, specifically trademarks and brand names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names. We own, or have licenses or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business. Although most of our brand names are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

The success of our products is dependent on public taste.

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

The market for fragrances and beauty related products is highly competitive and sensitive to changing market preferences and demands. Many of our competitors in this market (particularly in the prestige fragrance and cosmetic industry) are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility.

Our success in the prestige fragrance and cosmetic industry is dependent upon our ability to continue to generate original strategies and develop quality products that are in accord with ongoing changes in the market. Our success in the mass market fragrance industry is dependent upon our ability to competitively price quality products and to quickly and efficiently develop and distribute new products. Our success in the mass market color cosmetics and health and beauty aids industry is dependent upon the continued positive brand recognition of our Aziza and Intimate brand names, in addition to our ability to compete on price.

If there is insufficient demand for our existing fragrances, cosmetics and health and beauty aids, we do not develop future strategies and products that withstand competition or we are unsuccessful in competing on price terms, then we could experience a material adverse effect on our business, financial condition and operating results.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during economic downturns, or if terrorism or diseases affect customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon Gap to approve and sell products that we develop for Gap. In addition, we anticipate incurring expenses prior to any products being launched and the initial lines of products are not scheduled to be launched until 2006 and 2007.

We recently reported that we entered into an exclusive agreement with Gap to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. Under the terms of such agreement, the products that we develop are subject to the approval of Gap and sales and marketing efforts of Gap.

Although the initial line has not been finalized, potential products include fragrances and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We are currently incurring staffing, product development and other start-up expenses, including those of a third-party design and marketing firm.

If we are unable to cooperate successfully with Gap in creating successful new products, our future growth potential could be negatively impacted.

If we are unable to acquire or license additional brands, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

Our future expansion through acquisitions or new product distribution arrangements, if any, will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

We may engage in future acquisitions that we may not be able to successfully integrate or manage. These acquisitions may dilute our stockholders and cause us to incur debt and assume contingent liabilities.

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could significantly dilute our stockholders, result in an increase in our indebtedness or both. While there are no current agreements or negotiations underway with respect to any material acquisitions, we may acquire or make investments in businesses or products in the future. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have no or limited prior experience;

•	dilutive issuances of equity securities;

•	incurrence of substantial debt;

•	assumption of contingent liabilities;

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon Messrs. Jean Madar and Philippe Benacin, and the loss of their services could harm our business.

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Inter Parfums, S.A., are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the lives of both Mr. Madar ($1 million) and Mr. Benacin ($3.6 million). However, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

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

Our reliance on third party distributors could have a material adverse effect on us.

We sell our prestige fragrances mostly through independent distributors specializing in luxury goods. Given the growing importance of distribution, we plan to modify our distribution model, which may involve future formation of joint ventures or company owned subsidiaries within key markets. We have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results. In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

The loss of or disruption in our distribution facilities could have a material adverse effect on our business, financial condition and operating results.

We currently have one distribution facility in Paris and one in New Jersey.  The loss of one or both of those facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and assets. In addition, terrorist attacks, or weather conditions, such as natural disasters, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could have a material adverse effect on our business, financial condition and operating results.

The international character of our business renders us subject to fluctuation in foreign currency exchange rates and international trade tariffs, barriers and other restrictions.

A portion of our Paris subsidiary’s net sales (approximately 31% in 2005) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our business.

Our business is subject to governmental regulation, which could impact our operations.

Fragrances and other cosmetics must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations. Some of our color cosmetic products may also be classified as a “drug”. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

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

We may become subject to possible liability for improper comparative advertising or “Trade Dress.”

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

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties

Use	Location	Approximate Size	Annual Rent (All are subject to escalations, except where noted)	Term Expires	Other Information
Office Space-corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	10,300 square feet	$372,000	February 28, 2013
Distribution center	60 Stults Road Dayton, NJ	140,000 square foot	$684,000	October 31, 2010
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	315,000 Euros	March 2013	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	531 square meters	264,000 Euros	June 2014	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	75,200 Euros	March 2013	Lessee has early termination right on 3 months notice
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	64,627 Euros	March 2013	Lessee has early termination right every 3 years on 6 months notice
Office Space- Paris Accounting and Legal	18 avenue Franklin Roosevelt,1st Floor, Paris, France	240 square meters	90,000 Euros	April 2006	The company has given notice of termination for April 2006
Office Space- Paris Accounting and Legal	39 avenue Franklin Roosevelt, 2nd Floor Paris, France	360 square meters	154,800 Euros to December 15, 2006; 165,600 Euros to December 15, 2007; 172,800 Euros thereafter	December 2014	Lessee has early termination right every 3 years on 6 months notice
Office Space	107, Quai du Docteur Dervaux, Asnières, France	160 square meters	44,000 Euros	March 2007	Lessee has early termination right every 3 years on 6 months notice. The company intends to terminate March 2007

Use	Location	Approximate Size	Annual Rent (All are subject to escalations, except where noted)	Term Expires	Other Information
Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	44,000 Euros	June, 2011	Lessee has early termination right every 3 years on 6 months notice
Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 Square Feet	$248,000	October 31, 2009	5-year term option term

Inter Parfums, S.A. has an agreement with Sagatrans, S.A. for warehousing and distribution services through September 2011. Fees are calculated based upon a percentage of sales, which are customary in the industry. Minimum future lease payments range from 2.6 million euro in 2006 increasing to 3.0 million euro in 2011.

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

Fiscal 2005	High Closing Price	Low Closing Price
Fourth Quarter	$ 19.70	$ 14.74
Third Quarter	$ 21.50	$ 18.13
Second Quarter	$ 20.89	$ 13.12
First Quarter	$ 15.92	$ 14.01

Fiscal 2004	High Closing Price	Low Closing Price
Fourth Quarter	$ 17.12	$ 12.45
Third Quarter	$ 20.99	$ 11.34
Second Quarter	$ 26.00	$ 20.23
First Quarter	$ 31.52	$ 19.88

As of March 1, 2006 the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 52. We believe there are in excess of 2,150 beneficial owners of our common stock.

Dividends

Commencing in March 2002, our board of directors authorized our first cash dividend of $.06 per share per annum, payable $.015 per share on a quarterly basis. In March 2003, our board of directors increased the cash dividend to $.08 per share per annum, payable $.02 per share on a quarterly basis. In March 2004, our board of directors increased the cash dividend to $.12 per share per annum, payable $.03 per share on a quarterly basis. In March 2005 our board of directors increased the cash dividend from $.12 to $.16 per share per annum, payable $0.04 on a quarterly basis.

In December 2005 our board of directors authorized the continuation of our cash dividend of $.16 per share per annum, payable $.04 on a quarterly basis. The first cash dividend for 2006 of $.04 per share is to be paid on April 14, 2006 to shareholders of record on March 31, 2006.

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

Sales of Unregistered Securities

For the period consisting of the date of the filing of our quarterly report on Form 10-Q for the three and nine months ended September 30, 2005, through the date of this report, we did not issue any unregistered equity securities, other than option grants, as set forth below.

The following sets forth certain information as to all options granted to purchase our common stock during the last quarter of the last fiscal year and through the date of this report, which were not registered under the Securities Act. In each of the transactions, we granted options to affiliates (directors) and employees. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

On December 12, 2005, we granted options to purchase 3,500 shares for a five-year period at the exercise price of $17.235, the fair market value on the date of grant, to 4 employees under our 2004 Stock Option Plan.

On February 1, 2006, we granted options to purchase an aggregate of 10,000 shares for a five-year period at the exercise price of $18.965 per share, the fair market value on the date of grant, to 7 directors under our 2004 Non-Employee Director Stock Option Plan.

Repurchases of Our Common Stock

We did not repurchase any of our Common Stock during the fourth quarter of fiscal year ended December 31, 2005.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2001	2002	2003	2004	2005

Income Statement Data:
Net Sales	$112,233	$130,352	$185,589	$236,047	$273,533
Cost of Sales	60,176	71,630	95,449	113,988	115,827
Selling, General and Administrative	37,335	41,202	64,147	89,516	126,353
Operating Income	14,722	17,520	25,993	32,543	31,353
Income Before Taxes and Minority Interest	15,456	17,581	26,632	31,638	31,724
Net Income	8,119	9,405	13,837	15,703	15,263
Net Income per Share(1):
Basic	$0.46	$0.50	$0.73	$0.82	$0.76
Diluted	$0.41	$0.47	$0.69	$0.77	$0.75
Average Common Shares Outstanding(1):
Basic	17,835	18,777	19,032	19,205	20,078
Diluted	19,936	19,948	20,116	20,494	20,487
Depreciation and Amortization	$2,134	$2,220	$3,344	$3,988	$4,513
______________
1 Adjusted for 3:2 stock split (50% stock dividend) paid in September 2001.

	As at December 31,
(In thousands except per share data)	2001	2002	2003	2004	2005

Balance Sheet And Other Data:
Cash and Cash Equivalents and Short-Term Investments	$28,562	$38,290	$58,958	$40,972	$59,532
Working Capital	68,204	83,828	115,970	129,866	131,084
Total Assets	102,539	129,370	194,001	230,485	240,910
Short-Term Bank Debt	1,308	1,794	121	748	989
Long-Term Debt (including current portion)	1,366	-0-	-0-	19,617	13,212
Stockholders’ Equity	65,091	80,916	104,916	126,509	127,727
Dividends per Share	-0-	$0.06	$0.08	$0.12	$0.16

Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Overview

We operate in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We manage our business in two segments, French based operations and United States based operations. We specialize in prestige, specialty retail, and mass-market perfumes, cosmetics and other personal care products. Practically all of our prestige products are produced and marketed by our 73% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 27% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 5% of consolidated net sales. Our specialty retail and mass-market products are produced and marketed by our United States operations.

Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 89% of net sales for 2005. We have built a portfolio of brands, which include Burberry, Lanvin, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Nickel and Diane von Furstenberg whose products are distributed in over 120 countries around the world. Burberry is our most significant license, sales of Burberry products represented 60%, 62% and 56% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Our mass-market product lines, which are primarily marketed through our United States operations represented 11% of sales for the year ended December 31, 2005, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

Our specialty retail products consist of products under development for Gap and Banana Republic. These new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007.

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

Recent Important Events

Secondary Offering

On October 25, 2005 we entered into an agreement with Citigroup Global Markets Inc., Oppenheimer & Co. Inc. and SG Cowen & Co., LLC, as representatives of the several underwriters, for the public sale by one of our stockholders, LV Capital USA, Inc., of 3,436,050 shares of its common stock at $15.50 per share, before underwriting discounts, commissions and expenses, all of which was paid by the selling stockholders. On October 31, 2005, LV Capital USA, Inc. consummated the public sale of 3,436,050 of our shares. We did not receive any proceeds from such sale. The Company and the selling stockholders have agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the underwriters may be required to make because of any of those liabilities.

Gap and Banana Republic

On July 14, 2005, we entered into an exclusive agreement with Gap to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. On March 2, 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada. This agreement marks our entrée into the specialty retail store fragrance business.

Our exclusive rights under the agreement are subject to certain exceptions. The principal exceptions are that the agreement excludes any rights with respect to on-line, catalog and mail-order, and international stores outside Canada, although Gap has the right to expand the agreement if it chooses.

The initial term of this agreement expires on August 31, 2009, and the agreement includes an additional two-year optional term that expires on August 31, 2011, as well as a further additional two-year term that expires on August 31, 2013, in each case if certain retail sales targets are met or Gap chooses to extend the term. In addition, if the agreement is extended for the first optional term, then Gap has the right to terminate our rights under the agreement before the end of that first optional term if Gap pays an amount specified in a formula, with the right to be exercised during the period beginning on September 1, 2010 and expiring on August 31, 2011.

Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We have agreed to establish a dedicated operating unit to carry out our obligations under the agreement with Gap. We have incurred and expect to continue to incur staffing, product development and other start-up expenses, including those of a third-party design and marketing firm. To propel these programs forward, these expenses are expected to continue in 2006. In addition, we are currently transitioning component sourcing and production of Gap’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap of their existing product lines are expected to be minimal, as we are honoring all existing purchase commitments.

Burberry

On October 12, 2004, we entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional five years subject to mutual agreement. In addition, Burberry has the right on December 31, 2009 and December 31, 2011 to buy back the license at its then fair market value. This new agreement replaces the existing 1993 license. The new royalty rates, which are approximately double the rates under the prior license, commenced as of July 1, 2004. The new advertising and promotional expenditures, which commenced on January 1, 2005, are substantially higher than under the prior license. In anticipation of these new terms and to mitigate the associated expenses, we are fine-tuning our operating model. The new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and the future formation of joint ventures or company-owned subsidiaries within key markets to handle future distribution. While we have experienced a negative impact on our bottom line in 2005, the growth potential offered by this international luxury brand makes us confident about our future long-term prospects.

Discussion of Critical Accounting Policies

We make estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations. These accounting policies generally require our management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies that we employ.

Revenue Recognition

We sell our products to department stores, perfumeries, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $4.2 million, $4.0 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in selling and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

Promotional Allowances

We have various performance-based arrangements with certain retailers to reimburse them for all or a portion of their promotional activities related to our products. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

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

Long-lived assets, including trademarks, licenses, goodwill and other rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, then we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of other long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

Results of Operations

Net Sales

	Years ended December 31,
	2005	% Change		2004	% Change		2003
	(in millions)

Prestige product sales	$242.2	22%		$198.0	39%		$142.1
Mass market product sales	31.3	(18%	)	38.0	(13%	)	43.5
Total net sales	$273.5	16%		$236.0	27%		$185.6

Net sales for the year ended December 31, 2005 increased 16% to $273.5 million. For the year ended December 31, 2004, net sales were up 27%. At comparable foreign currency exchange rates, net sales rose 17% and 22% in 2005 and 2004, respectively. The increases in net sales are attributable to increases in our prestige product lines.

Prestige product sales, which were up 39% in 2004, grew an additional 22% in 2005. The global rollout of Burberry Brit for women, which began in the third quarter of 2003, expanded to Asia, South America and the Middle East in early 2004. In addition, during the third quarter of 2004, the Burberry Brit men’s line was launched in the United Kingdom, select countries in Western Europe and in the United States. The excellent performance of Burberry, Burberry Weekend and Burberry Touch, as well as the Burberry Brit collection all contributed to, and was the primary driver of, growth in prestige product sales in 2004.

The 2004 year also included several brand extensions. During the second quarter, we launched a limited edition warm weather seasonal fragrance for our Celine and Christian Lacroix brands. In July, we unveiled new fragrance families for both S.T. Dupont and Paul Smith and began distribution of Lanvin products.

In June 2004, Inter Parfums, S.A. entered into an exclusive, worldwide license agreement with Lanvin S.A. to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004. For the six months period ended December 31, 2004, net sales of Lanvin products aggregated approximately $10.2 million. For the year ended December 31, 2005, net sales of Lanvin products aggregated approximately $34.6 million contributing to the increase in sales for 2005.

Although there were no major new fragrance families launched in 2005 for our most significant brands, 2005 was still a very active year. In early 2005, we introduced new Christian Lacroix and Celine fragrance families. In addition, a flanker fragrance, Paul Smith London Floral, and a new Lanvin fragrance, Arpege Pour Homme were launched later in the year. Lastly, Burberry Brit Gold a limited edition holiday fragrance debuted in time for the holiday season.

With respect to our mass-market product lines, net sales were down 18% in 2005 after falling 13% in 2004. The sales decline experienced in 2004 has continued into 2005 and is again equally distributed between domestic and export customers. We continue to believe that oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. In addition, sluggish economies in Mexico and Central and South America continue to affect our customers in those territories and we continue to closely monitor credit risk.

On July 14, 2005, we entered into an exclusive agreement with Gap to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. On March 2, 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada. This agreement marks our entrée into the specialty retail store fragrance business.

Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We have agreed to establish a dedicated operating unit to carry out our obligations under the agreement with Gap. We have incurred and expect to continue to incur staffing, product development and other start-up expenses, including those of a third-party design and marketing firm. To propel these programs forward, these expenses are expected to continue in 2006. In addition, we are currently transitioning component sourcing and production of Gap’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap of their existing product lines are expected to be minimal, as we are honoring all existing purchase commitments.

Our 2006 new product calendar is very ambitious, with new families of fragrances planned for all three of our largest brands. Burberry London, a new women’s fragrance has recently launched and the men’s counterpart of this new fragrance family is scheduled for launch later this year. A new Lanvin women’s scent and a new Paul Smith men’s scent are also in the works. Finally, new men scents for S.T. Dupont and Nickel will also debut in 2006. In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross Margins

	Years ended December 31,
	2005	2004	2003
	(in millions)

Net sales	$273.5	$236.0	$185.6
Cost of sales	115.8	114.0	95.4
Gross margin	$157.7	$122.0	$90.2
Gross margin as a percent of net sales	58%	52%	49%

Gross profit margins were 58% in 2005, 52% in 2004 and 49% in 2003. Sales of products from our French based prestige fragrance lines generate significantly higher gross profit margins than sales of our United States based mass-market product lines. For 2005, the gross margin improvement is attributable to sales of products from our French based prestige fragrance lines. As previously discussed, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we have been fine-tuning our operating model. This new model includes increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and the future formation of joint ventures or company-owned subsidiaries within key markets to handle future distribution. We increased our selling prices to distributors and modified our cost sharing arrangements with them in late 2004 and early 2005. The effect of these changes is the primary reason for our improved gross margin in 2005.

In 2004, a decline of approximately 1% in gross margin as a percentage of sales for United States mass-market operations was more than offset by an approximate 2% improvement in gross margin as a percentage of sales for our French based prestige product lines. The balance of the margin improvement in 2004 was the result of the net sales growth rate achieved in prestige product lines, as compared to the negative growth rate of our mass-market product lines.

Selling, General & Administrative Expense

	Years ended December 31,
	2005	2004	2003
	(in millions)

Selling, general & administrative	$126.4	$89.5	$64.1
Selling, general & administrative as a percent of net sales	46%	38%	35%

Selling, general and administrative expense increased 41% for the year ended December 31, 2005, as compared to 2004 and 40% for the year ended December 31, 2004, as compared to 2003. As a percentage of sales selling, general and administrative expense was 46%, 38% and 35% for the years ended December 31, 2005, 2004 and 2003, respectively.

The increase in selling, general and administrative expenses as a percentage of sales for 2005 was primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. The increase in 2004 was primarily the result of the increased royalties. Royalty expense, included in selling, general, and administrative expenses, aggregated $27.1 million, $20.9 million and $10.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Promotion and advertising included in selling, general and administrative expenses aggregated $40.8 million, $21.8 million and $19.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, in connection with our agreement with Gap, we incurred staffing, product development and other start-up expenses, including those of a third-party design and marketing firm of approximately $2.0 million in 2005.

As a result of the details discussed above with respect to gross margin and selling, general and administrative expenses, operating margins aggregated 11.5%, 13.8% and 14% for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest expense aggregated $1.0 million, $0.8 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as financing needs for acquisitions. In July 2004, Inter Parfums, S.A. entered into a 16 million euro, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging the variable interest rate referred to above to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Foreign currency gains or (losses) aggregated ($0.3) million, ($0.4) million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35.1%, 36.5% and 35.3% for the years ended December 31, 2005, 2004 and 2003, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income declined 3% to $15.3 million in 2005 after increasing 13% to $15.7 million in 2004. As stated above, we have incurred increased selling, general and administrative expenses, which is primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry and start-up expenses related to our agreement with Gap. These increased expenses have been partially mitigated by improvements in our gross margin. Diluted earnings per share aggregated $0.75, $0.77 and $0.69 in 2005, 2004 and 2003, respectively. Weighted average shares outstanding aggregated 20.1 million, 19.2 million and 19.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. On a diluted basis, average shares outstanding were 20.5 million, 20.5 million and 20.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2005, working capital aggregated $131 million and we had a working capital ratio of 2.9 to 1. Cash and cash equivalents and short-term investments aggregated $60 million.

In April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel for approximately $4.5 million, net of cash acquired. We funded this acquisition with cash on hand. In accordance with the purchase agreement, each of the minority stockholders has an option to put their remaining interest in Nickel to Inter Parfums, S.A. from January 2007 through June 2007. Based on an independent valuation, management has valued the put options as of the date of acquisition. These options are carried at fair value as determined by management.

The purchase price for the minority shares will be based upon a formula applied to Nickel’s sales for the year ending December 31, 2006, pro rated for the minority holders’ equity in Nickel or at a price approximately 7% above the recent purchase price.

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

On October 25, 2005 the Company entered into an agreement with Citigroup Global Markets Inc., Oppenheimer & Co. Inc. and SG Cowen & Co., LLC, as representatives of the several underwriters, for the public sale by one of its stockholders, LV Capital USA, Inc., of 3,436,050 shares of its common stock at $15.50 per share, before underwriting discounts, commissions and expenses, all of which was paid by the selling stockholders. On October 31, 2005, LV Capital USA, Inc. consummated the public sale of 3,436,050 of our shares. We did not receive any proceeds from such sale. The Company and the selling stockholders have agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the underwriters may be required to make because of any of those liabilities.

Cash provided by (used in) operating activities aggregated $30.4 million, ($4.4 million) and $19.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. A significant inventory build up during the fourth quarter of 2003 was made to meet our sales commitments in early 2004. This buildup was financed primarily through normal credit terms with our vendors, and therefore did not have any significant impact on our cash flows from operations in 2003.

That inventory buildup was the most significant factor affecting our cash flow from operating activities in 2004 as our vendors needed to get paid. Changes in accounts payable and accrued expenses used cash of $21.8 million in 2004. In addition, cash used in operating activities for 2004 reflects an increase in accounts receivable of $5.8 million. This increase, which represented a 9% increase from the December 31, 2003 accounts receivable balance, is reasonable considering the company’s sales growth of 27% for the year ended December 31, 2004.

For 2005, cash provided by operating activities reflects an increase in accounts receivable of $17.2 million. This increase, which represented a 23% increase from the December 31, 2004 accounts receivable balance, is reasonable considering the company’s sales growth of 16% for the year ended December 31, 2005.

Cash flows used in investing activities, reflects changes in short-term investments and capital expenditures. Capital expenditures aggregated $2.4 million and $3.3 million for the years ended December 31, 2005 and 2004, respectively. Our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. Other capital expenditures include office furnishings, computer equipment and industrial equipment needed at our distribution centers. For the year ended December 31, 2004, cash flows used in investing activities aggregated $32.5 million. Included in this amount is approximately $20.3 million paid for the purchase of the Lanvin license (including legal expenses and fees), $4.4 million paid for the Nickel acquisition, net of cash acquired and $3.6 million paid to Burberry in connection with the signing of a new license agreement.

In March 2005, our board of directors increased the cash dividend from $.12 to $.16 per share, approximately $3.2 million per annum, payable $.04 per share on a quarterly basis. For 2006, in December 2005 our board of directors authorized the continuation of our cash dividend of $.16 per share per annum, payable $.04 on a quarterly basis. Our next cash dividend of $.04 per share will be paid on April 14, 2006 to stockholders of record on March 31, 2006. Dividends paid, including dividends paid once per year to minority stockholders of Inter Parfums, S.A., aggregated $4.1 million, $2.9 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increased cash dividend in 2005 represented a small part of our cash position and the continuation of the dividend for 2006 is not expected to have any significant impact on our financial position.

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at December 31, 2005, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2006 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2005.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$13,122	$3,775	$7,550	$1,797
Capital Lease Obligations
Operating Leases	$34,516	$5,483	$11,152	$11,222	$6,659
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Minimum Royalty Obligations	$318,365	$24,059	$53,616	$56,133	$184,557
Total	$366,003	$33,317	$72,318	$69,152	$191,216

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2005, we had foreign currency contracts at Inter Parfums, S.A. in the form of forward exchange contracts in the amount of approximately U.S. $31.7 million and GB Pounds 5.3 million.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into one (1) interest rate swap to reduce exposure to rising variable interest rates, by effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR rate on our long-term to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the results of operation.

Item 8. Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data

Quarterly Data (Unaudited)
For the Year Ended December 31, 2005
(In Thousands Except Share and Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net Sales	$71,087	$61,343	$75,446	$65,657	$273,533
Gross Profit	40,577	34,595	42,357	40,177	157,706
Net Income	4,404	3,214	3,754	3,891	15,263
Net Income per Share:
Basic	$0.22	$0.16	$0.19	$0.19	$0.76
Diluted	$0.22	$0.16	$0.18	$0.19	$0.75
Average Common Shares Outstanding:
Basic	19,700,926	20,179,160	20,188,641	20,244,968	20,078,424
Diluted	20,420,468	20,477,994	20,555,751	20,492,121	20,486,583

Quarterly Data (Unaudited)
For the Year Ended December 31, 2004
(In Thousands Except Share and Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net Sales	$58,392	$46,733	$67,090	$63,832	$236,047
Gross Profit	28,724	23,682	33,268	36,385	122,059
Net Income	4,779	3,401	4,037	3,486	15,703
Net Income per Share:
Basic	$0.25	$0.18	$0.21	$0.18	$0.82
Diluted	$0.23	$0.17	$0.20	$0.17	$0.77
Average Common Shares Outstanding:
Basic	19,169,477	19,170,936	19,171,078	19,307,579	19,204,768
Diluted	20,614,308	20,577,922	20,397,201	20,386,720	20,494,038

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes were required at this time.

Management's Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent auditor, Mazars LLP, a registered public accounting firm, has issued its report on its audit of our management’s assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”, that Inter Parfums, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inter Parfums, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inter Parfums, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 8, 2006

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers Of the Registrant

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and President of Inter Parfums, S.A.
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Director of Finance, Inter Parfums, S.A.
Francois Heilbronn	Director
Joseph A. Caccamo	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Daniel Piette	Director
Jean Cailliau	Director
Serge Rosinoer	Director
Wayne C. Hamerling	Executive Vice President
Marcella Cacci	President of Burberry Fragrances, Inter Parfums, S.A.
Frederic Garcia-Pelayo	President of the Luxury and Fashion division of Inter Parfums, S.A.
Jack Ayer	Director of Distribution - France, Inter Parfums, S.A.
Axel Marot	Director of Production & Logistics, Inter Parfums, S.A.

Our directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. Messrs. Jean Madar and Philippe Benacin have a verbal agreement or understanding to vote their shares in a like manner. As Messrs. Madar and Benacin beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, Inter Parfums is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market.

With the exception of Mr. Benacin, the officers are elected annually by the directors and serve at the discretion of the board of directors. There are no family relationships between executive officers or directors of our Company.

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the Board are kept informed of our business by various reports and documents made available to them. The Board of Directors held five meetings (or executed consents in lieu thereof), including meetings of committees of the Board during 2005, and all of the directors attended at least 75% of the meetings of the Board and committee meetings of which they were a member.

We have adopted a Code of Business Conduct, which is filed with the Securities and Exchange Commission as Exhibit 14 to this report, and we agree to provide to any person without charge, upon request, a copy of our Code of Business Conduct. Any person who requests a copy of our Code of Business Conduct should provide their name and address in writing to: Inter Parfums, Inc., 551 Fifth Avenue, New York, NY 10176, Att.: Shareholder Relations. In addition, our Code of Conduct is also maintained on our website, at www.interparfumsinc.com.

During Fiscal 2005, the Board of Directors had the following standing committees:

•    Audit Committee - The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by the Company which prepare or issue an audit report for the Company. During Fiscal 2005, the Audit Committee consisted of Messrs. Heilbronn, Levy and Bensoussan-Torres.

The Audit Committee does not have a member who is an “Audit Committee Financial Expert” as such term is defined under the applicable rules and regulations. However, as the result of the background, education and experience of the members of the Audit Committee, the Board of Directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee.

•    Executive Compensation and Stock Option Committee - The Executive Compensation Committee oversees the compensation of the Company’s executives and administers the Company’s stock option plans. The members of such committee are Messrs. Heilbronn, Levy and Piette.

Our Board of Directors does not maintain a standing nominating committee or a committee performing similar functions. In view of the agreement and understanding of Messrs. Jean Madar and Philippe Benacin who beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, our Board of Directors does not believe it necessary for the Company to have such a committee. Also as a “controlled company” under the applicable rules of The Nasdaq Stock Market, we are exempt from the nominating committee requirements. During 2005, our Board of Directors as a group agreed to nominate the same members of the board who had served last year.

The following sets forth biographical information as to the business experience of each executive officer and director of our Company for at least the past five years.

Jean Madar

Jean Madar, age 45, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director
General of Inter Parfums, S.A., the Company’s subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 47, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 49, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

Philippe Santi

Philippe Santi, age 44 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi became Executive Vice President of Inter Parfums, S.A. in 2004, and is a Certified Accountant and Statutory Auditor in France.

Francois Heilbronn

Mr. Heilbronn, age 45, a Director since 1988, an independent director, and a member of the audit, stock option and executive compensation committees--, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

Mr. Caccamo, age 50, a Director since 1992, is an attorney with the law firm of GrayRobinson, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became our counsel.

Jean Levy

Jean Levy, age 73, a Director since August 1996, an independent director and a member of the audit and executive compensation and stock option committees--, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retainer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 48, has been a Director since March 1997, and also is an independent director and a member of the audit committee. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Daniel Piette

Mr. Piette, age 60, and a director since December 1999, is also a member of the executive compensation and stock option committee of the Board of Directors. The Board considers Mr. Piette to be independent of management, notwithstanding his affiliation with LV Capital USA Inc. Mr. Piette is the President of L Capital Management, a private equity fund sponsored by LVMH Moet Hennessy Louis Vuitton S.A. (“LVMH”), the world's largest luxury goods conglomerate. For the past 12 years, he has been a Group Executive Vice President of LVMH. Mr. Piette is also a non-executive director of D.S. Smith Holdings PLC (London) as well as a member of the Board of Overseers of ESSEC (Paris) and Columbia Business School (New York).

Jean Cailliau

Mr. Cailliau, age 43, and a director since December 1999. The Board considers Mr. Cailliau to be independent of management, notwithstanding his affiliation with LV Capital USA Inc. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. He is the CEO of LV Capital USA Inc., its United States vehicle. In January 2001 he became a Director of L Capital Management, a private equity fund sponsored by LVMH. For the past 10 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

Serge Rosinoer

Mr. Rosinoer, age 74, was appointed to the Board of Directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Extérieur de la France.

Wayne C. Hamerling

Mr. Hamerling, age 49, is an Executive Vice President, who is leaving the employ of the company on March 17, 2006. While with the company, he was in charge of mass market sales of fragrances, cosmetics and health and beauty aids in the United States. Mr. Hamerling, who attended Rutgers University, has over twenty (20) years experience in the fragrance and cosmetic business.

Marcella Cacci

Marcella Cacci, age 40, became the President of Burberry Fragrances, a division of Inter Parfums, S.A. on March 15, 2005. Ms. Cacci is responsible for the strategic direction, management and operational control of Burberry Fragrances. From April 2000 through March 2005, Ms. Cacci was the Senior Vice President of Global Licensing of the Burberry Group. Before joining Burberry, she held the position of Managing Director of Etro North America.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 47, became the President of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Jack Ayer

Jack Ayer, age 57, was a French Market Sales Manager when he joined Inter Parfums, S.A. in 1989 and has been the Director of the French Market Sales for Inter Parfums, S.A. since 1999. Prior to 1989 Mr. Ayer spent 13 years as a brand representative for L'Oréal.

Axel Marot

Axel Marot, age 33, was the Supply Chain Manager when he joined Inter Parfums, S.A. in 2003 and has been the Director of Operations for Inter Parfums, S.A. since January 2005. Prior to joining Inter Parfums, S.A., Mr. Marot was a Supply Chain Manager for Nestlé.

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

Item 11. Executive Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer and each of the four most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003. All amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation
Jean Madar, Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.	2005 2004 2003	400,000 330,000 330,000	-0- -0- 191,000	6,079,952[1] 1,291,030[2] 906,117[3]	50,000 50,000 50,000	-0- -0- -0-
Philippe Benacin, President of Inter Parfums, Inc. and President of Inter Parfums, S.A.	2005 2004 2003	208,874 210,000 160,433	161,629 111,250 100,837	5,866,935[4] 1,697,412[5] 1,277,436[6]	50,000 50,000 50,000	-0- -0- -0-
Russell Greenberg, Executive Vice President and Chief Financial Officer	2005 2004 2003	345,000 315,000 295,000	30,000 30,000 23,000	548,214[7] 222,055[8] 116,217[9]	25,000 25,000 18,000	-0- -0- -0-
Marcella Cacci, President, Burberry Fragrances[10]	2005	316,667	125,000	87,000[11]	-0-[12]	-0-
Frédéric Garcia-Pelayo, Director Export Sales, Inter Parfums, S.A.	2005 2004 2003	208,874 149,000 109,448	161,629 136,000 101,970	194,943[13] 624,775[14] 162,000[15]	-0- -0- -0-	-0- -0- -0-
____________________________________
[1]	Consists of $6,079,952 realized upon the exercise of options.
[2]	Consists of $670,285 realized upon the exercise of options, and $620,745 realized on the exercise of options of Inter Parfums, S.A.
[3]	Consists of $678,648 realized upon the exercise of options, and $227,469 realized on the exercise of options of Inter Parfums, S.A.
[4]	Consists of lodging expenses of $208,874, $10,613 for automobile expenses, $5,072,785 realized upon the exercise of options, and $574,663 realized upon exercise of options of Inter Parfums, S.A.
[5]	Consists of lodging expenses of $48,000, $16,250 for automobile expenses, $1,000,302 realized upon the exercise of options, and $632,860 realized upon exercise of options of Inter Parfums, S.A.
[6]	Consists of lodging expenses of $35,000, $15,000 for automobile expenses, $999,967 realized upon the exercise of options, and $227,469 realized on the exercise of options of Inter Parfums, S.A.
[7]	Consists of $2,214 for automobile expenses and $467,000 realized upon exercise of options and $79,000 realized on the exercise of options of Inter Parfums, S.A.
[8]	Consists of $2,214 for automobile expenses and $183,935 realized upon exercise of options and $35,906 realized on the exercise of options of Inter Parfums, S.A.
[9]	Consists of $2,214 for automobile expenses and $87,600 realized upon exercise of options, and $26,403 realized on the exercise of options of Inter Parfums, S.A..
[10]	Ms. Cacci became President of Burberry Fragrances on March 15, 2005
[11]	Consists of a housing allowance of $40,000 and reimbursement of attorneys’ fees of $47,000.
[12]	Ms. Cacci was granted options to purchase 20,000 shares of Inter Parfums, S.A. and was issued 5,000 restricted shares of Inter Parfums, S.A., each to vest ratably over a three-year period.
[13]	Consists of $21,665 from profit sharing plan of Inter Parfums, S.A. and $173,218 realized on the exercise of options of Inter Parfums, S.A.
[14]	Consists of $24,000 from profit sharing plan of Inter Parfums, S.A. and $600,775 realized on the exercise of options of Inter Parfums, S.A.
[15]	Consists of $17,562 from profit sharing plan of Inter Parfums, S.A. and $144,458 realized on the exercise of options of Inter Parfums, S.A.

The following table sets forth certain information relating to stock option grants during Fiscal 2005 to our Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during Fiscal 2005:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individualized Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Five (5%) Percent ($)	Ten (10%) Percent ($)
Jean Madar	50,000	24.6	14.95	04/19/10	206,520	456,356
Philippe Benacin	50,000	24.6	14.95	04/19/10	206,520	456,356
Russell Greenberg	25,000	12.3	14.95	04/19/10	103,260	228,178
Marcella Cacci	-0-	-0-	NA	NA	-0-	-0-
Frederic Garcia-Pelayo	-0-	-0-	NA	NA	-0-	-0-

The following table sets forth certain information relating to option exercises effected during Fiscal 2005, and the value of options held as of December 31, 2005 by each of our Chief Executive Officer and the four most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during Fiscal 2005:

AGGREGATE OPTION/SAR EXERCISES FOR FISCAL 2004
AND YEAR END OPTION VALUES

			Number of Unexercised Options at December 31, 2005(#)	Value[1] of Unexercised In-the-Money Options at December 31, 2005($)
Name	Shares Acquired on Exercise	Value ($) Realized[2]	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Jean Madar[3]	511,350	6,079,952	200,000/-0-	1,284,750/-0-
Philippe Benacin[3]	426,850	5,072,685	200,000/-0-	1,284,750/-0-
Russell Greenberg	34,750	467,000	86,000/-0-	501,570/-0-
Marcella Cacci	-0-	-0-	-0-/-0-	-0-/-0-
Frederic Garcia-Pelayo	-0-	-0-	-0-/-0-	-0-/-0-

[Footnotes from table above]
_______________________________
[1]	Total value of unexercised options is based upon the fair market value of the common stock as reported by the Nasdaq Stock Market of $17.96 on December 30, 2005.

[2]
Value realized in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.

[3]
On February 25, 2005, both the Chief Executive Officer and the President of our company exercised an aggregate of 511,350 and 426,850 outstanding stock options, respectively, of our common stock. The exercise prices of $1,307,000 for the Chief Executive Officer and $1,091,000 for the President were paid by each of them tendering to the Company 90,513 and 75,556 shares, respectively, of our common stock, previously owned by them, valued at $14.44 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 10,388 shares for partial payment of withholding taxes resulting from his option exercise. As a result of this transaction, we expect to receive a tax benefit of approximately $600,000, which will be reflected as an increase to additional paid-in capital in our consolidated financial statements for the year ended December 31, 2005.

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

Under the terms of such employment agreement, Ms. Cacci also received the following benefits:

•       Stock Options: Options to purchase 20,000 ordinary shares of Inter Parfums S.A.’s common stock at a purchase price equal to the fair market value of the shares at the time of the grant, vesting 1/3 each year for three years.

•       One Time Issuance of Restricted Shares: Issuance of 5,000 ordinary shares of Inter Parfums S.A. vesting 1/3 each year for three years.

Generally, upon termination of the employment agreement by us without cause, we are obligated to pay Ms. Cacci 0.75 times her annual salary and benefits, and if an annual bonus was earned for the prior calendar year, then we are obligated to make a lump sum payment equal to 0.75 times such annual bonus. In addition, if Burberry Fragrances reaches certain milestones during the year of termination, then she would be entitled to a pro-rated bonus for such year based upon the number of days of her employment. Finally, upon termination without cause, all vesting restrictions on the option grant and restricted shares will lapse and become fully vested.

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

Compensation of Directors

All nonemployee directors receive $1,000 for each board meeting at which they participate. Mr. Caccamo’s board fees are paid to his law firm. In addition, all members of the Audit Committee receive an additional $2,000 on January 1 of each year in which they serve on the Audit Committee.

We maintain stock option plans for our nonemployee directors. The purpose of these plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our Company. Under such plans, options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date except for Joseph A. Caccamo, who is granted options to purchase 4,000 shares. Options to purchase 2,000 shares are granted to each nonemployee director upon his initial election or appointment to our board.

In March 2004, we adopted, and our shareholders later approved in August 2004, the latest nonemployee plan, which has 50,000 shares available to be issued upon the exercise of options to granted under such plan. Such options vest ratably over a 4 year period.

On February 1, 2006, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Daniel Piette, Jean Cailliau and Serge Rosinoer and an option to purchase 4,000 shares was granted to Joseph A. Caccamo at the exercise price of $18.965 per share under the 2004 plan. The options held by Mr. Caccamo are held as nominee for his law firm.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth information, as of March 8, 2006 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of March 8, 2006 we had 20,289,810 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	6,198,531[2]	30.2%
Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	6,198,250[3]	30.2%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	120,750[4]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	23,337[5]	Less than 1%
Joseph A. Caccamo, Esq. GrayRobinson, P.A. 401 East Las Olas Blvd., Ste. 1850 Ft. Lauderdale, FL 33301	12,000[6]	Less than 1%
Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	8,750[7]	Less than 1%
Robert Bensoussan-Torres 8 Bramerton Street SW3 5JX London, England	11,000[8]	Less than 1%

1 All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums and Philippe Benacin, the Vice Chairman of the Board and President of Inter Parfums, have a verbal agreement or understanding to vote their shares in a like manner. As Messrs. Madar and Benacin beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, Inter Parfums is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market.
2 Consists of 5,948,531 shares held directly and options to purchase 250,000 shares.
2 Consists of 5,948,250 shares held directly and options to purchase 250,000 shares.
3 Consists of 16,750 shares held directly and options to purchase 104,000 shares.
3 Consists of 18,375 shares held directly and options to purchase 5,000 shares.
4 Consists of shares of common stock underlying options, 8,000 of which are held as nominee for his former employer and 4,000 of which are held for his present employer. Beneficial ownership of such shares is disclaimed.
4 Consists of 3,750 shares held directly and options to purchase 5,000 shares.
5 Consists of 6,000 shares held directly and options to purchase 5,000 shares.

Daniel Piette L Capital Management 22, avenue Montaigne 75008, Paris, France	5,000[9]	Less than 1%
Jean Cailliau LV Capital 22, avenue Montaigne 75008, Paris, France	5,000[10]	Less than 1%
Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	32,500[11]	Less than 1%
Serge Rosinoer 14 rue LeSueur 75116 Paris, France	9,700[12]	Less than 1%
Wayne C. Hamerling c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	90,000[13]	Less than 1%
Marcella Cacci Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Jack Ayer Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Axel Marot Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Royce & Associates, LLC[14] 1414 Avenue of the Americas New York, NY 10019	1,347,500	6.6%
Independence Investments, LLC[15] John Hancock Advisers, LLC Manulife Financial Corporation MFC Global Investment Management (USA), Limited 200 Bloor Street East Toronto, Ontario, Canada	2,087,369	10.3%
All Directors and Officers As a Group 16 Persons)	12,714,856 [16]	60.5%

9 Consists of shares of common stock underlying options.
10 Consists of shares of common stock underlying options.
11 Consists of shares of common stock underlying options.
12 Consists of 4,700 shares held directly and options to purchase 5,000 shares.
13 Consists of 36,000 shares held directly and options to purchase 54,000 shares.
14 Information derived from a Schedule 13G dated January 27, 2006 as filed via Edgar.
15 Information derived from a Schedule 13G dated January 9, 2006 as filed via Edgar. Such filing was made on behalf of Manulife Financial Corporation ("MFC"), and MFC's indirect, wholly-owned subsidiaries, Independence Investments, LLC ("IIA") and John Hancock Advisers LLC "JHA"), and MFC Global Investment Management (U.S.A.) Limited ("MFC Global"). MFC Global has indirect beneficial ownership of 669 shares of Common Stock, IIA has indirect beneficial ownership of 1,806,400 shares of Common Stock and John Hancock Advisers, LLC has indirect beneficial ownership of 280,300 shares of Common Stock. Through its parent-subsidiary relationship to MFC Global, IIA and JHA, MFC may be deemed to have indirect, beneficial ownership of all of the shares held by these entities.
16 Consists of 11,982,356 shares held directly, and options to purchase 732,500 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	985,550	14.03	984,079
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	985,550	14.03	984,079

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

Option Exercise Paid With Tender of Shares

In February 2005, both the Chief Executive Officer and the President exercised an aggregate of 511,350 and 426,850 outstanding stock options, respectively, of the Company’s common stock. The exercise prices of $1,307,000 for the Chief Executive Officer and $1,091,000 for the President were paid by each of them tendering to the Company 90,513 and 75,556 shares, respectively, of the Company’s common stock, previously owned by them, valued at $14.44 per share, the fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from our treasury stock. In addition, the Chief Executive Officer tendered an additional 10,388 shares for partial payment of withholding taxes resulting from his option exercise.

Remuneration of Counsel

Joseph A. Caccamo, a director, is a shareholder of the law firm of GrayRobinson, P.A., our general counsel. In Fiscal 2005, we paid Becker & Poliakoff, P.A., Mr. Caccamo’s prior law firm, $77,946, and GrayRobinson, P.A. $51,166 for their services and reimbursement of disbursements incurred on our behalf. In addition, LV Capital USA, Inc. paid Becker & Poliakoff, P.A. $13,083 and GrayRobinson, P.A., $122,687, in connection with their services for the secondary offering of LV Capital USA, Inc. and reimbursement of expenses.

On February 1, 2006 in accordance with the terms of our 2004 Nonemployee Stock Option Plan, Mr. Caccamo was granted an option with a term of five years to purchase 4,000 shares at $18.965 per share, the fair market value at the time of grant. He holds this option as nominee for his firm.

Sale of Goods to Related Party

The wife of the Chief Executive Officer owns and operates a Diane von Furstenberg retail store in Paris, with Diane von Furstenberg as a partner. Inter Parfums USA, LLC is the fragrance and cosmetic licensee of Diane von Furstenberg, and Inter Parfums Inc. is the guarantor of such license. The retail outlet opened in July 2004 and purchased an immaterial amount of DVF fragrances and cosmetics from Inter Parfums USA, LLC. All sales are recorded as arms’ length transactions.

Transactions with LVMH Moët Hennessy Louis Vuitton S.A.

Acquisition and Sale of Common Stock

In November 1999, LV Capital, USA Inc. ("LV Capital"), a wholly-owned subsidiary of LVMH Moët Hennessy Louis Vuitton S.A., purchased shares of our common stock from management and employees. In connection with such acquisition, LV Capital, Messrs. Jean Madar and Philippe Benacin and our company had entered into a shareholders agreement. On October 31, 2005, LV Capital consummated the public sale of all (3,436,500) of its shares and such shareholders agreement, by its terms, was terminated. We did not receive any proceeds from such sale.

Celine

In May 2000 we entered into an exclusive worldwide license agreement with Celine, S.A., a division of LVMH Moët Hennessy Louis Vuitton S.A., for the development, manufacturing and distribution of prestige fragrance lines under the Celine brand name. The term of the License Agreement was initially for eleven (11) years, beginning as of 1 January 2001, with an optional five (5) year renewal term, which is subject to certain minimum sales requirements, advertising expenditures and royalty payments as are customary in our industry. During March 2006, by mutal agreement with Celine, we agreed to terminate the license on December 31, 2007.

Item 14.  Principal Accounting Fees and Services

 General

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

Fees

The following sets forth the fees billed to us by each of such accounting firms, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2004 and December 31, 2005.

Audit Fees

For year 2004, the fees billed by KPMG LLP and KPMG S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $317,000, and the fees billed by Mazars LLP and its affiliate, Mazars S.A., for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $186,500.

During 2005 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $509,500.

Audit-Related Fees

Neither KPMG LLP nor Mazars LLP billed us for audit-related fees during 2004. Mazars billed us $11,000 for audit related fees during 2005.

Tax Fees

Neither KPMG LLP nor Mazars LLP billed us for tax services during 2004 or 2005.

All Other Fees

Neither KPMG LLP nor Mazars LLP billed us for any other services during 2004 or 2005.

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

•       We were authorized to retain each of KPMG LLP and KPMG SA in order to provide tax consultation in the ordinary course of for fiscal year ending December 31, 2004.

•       We were authorized to retain each of KPMG LLP and KPMG SA in order to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2004. Approval of the audit committee was required for any further tax services.

•       If we were to have required other services by KPMG LLP and KPMG SA on an expedited basis such that obtaining pre-approval of the audit committee was not practicable, then the Chairman of the Committee had authority to grant the required pre-approvals for all such services.

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

•       We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2004.

•       We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2004. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

•       If we were to have required other services by Mazars LLP on an expedited basis such that obtaining pre-approval of the audit committee was not practicable, then the Chairman of the Committee had authority to grant the required pre-approvals for all such services.

During the first quarter of 2006, the audit committee authorized the following non-audit services to be performed by Mazars LLP .

•       We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2006.

•       We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2006. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

•       If we require other services by Mazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•       None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements annexed hereto	Page No.

	Report of Independent Registered Public Accounting Firm	F-2

	Report of Independent Registered Public Accounting Firm - Predecessor Auditor	F-3

	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-4

	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005	F-5

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005	F-6

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005	F-7

	Notes to Consolidated Financial Statements	F-8

(a)(2)	Financial Statement Schedules annexed hereto:

	Schedule II - Valuation and Qualifying Accounts	F-23

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

10.70
License Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (Certain confidential information in this Exhibit 10.70 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.71
License Agreement between Christian LaCroix, a division of Group LVMH and Inter Parfums, S.A. (English translation) (Certain confidential information in this Exhibit 10.71 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

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

10.76
Celine License Agreement (Certain confidential information in this Exhibit 10.76 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.76.1
Celine License Agreement (English translation) (Certain confidential information in this Exhibit 10.76.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

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

10.90
Agreement dated 29th day of May, 2002, among Diane Von Furstenberg Studio, L.P., Inter Parfums USA, LLC and Inter Parfums, Inc. (Certain confidential information in this Exhibit 10.90 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc)

The following documents heretofore filed with the Commission are incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending 30 June 2002:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Definitive Proxy Material filed on June 23, 2004 (and contained as Exhibit A to the Definitive Proxy Statement):

Exhibit No.	Description

4.21	2004 Nonemployee Director Stock Option Plan

4.22	2004 Stock Option Plan

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2004:

Exhibit No.	Description

10.109	Lease For Asnieres (92600) — 107, Quai Du Docteur Dervaux, (French Original)

10.109.1	Lease For Asnieres (92600) — 107, Quai Du Docteur Dervaux, (English Translation)

10.110	Lease For 48 Rue Des Francs-Bourgeois, In Paris, 3rd District (French Original)

10.110.1	Lease For 48 Rue Des Francs-Bourgeois, In Paris,, 3rd District (English Translation)

10.112	Confidential Treatment Agreement among Burberry Ltd., Inter Parfums, S.A., Inter Parfums, Inc. and LV Capital USA, Inc., et al., dated 12 October 2004

10.113	Indemnity Agreement among Burberry Ltd., Inter Parfums, S.A. and Inter Parfums, Inc. dated 12 October 2004

The following document heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report, Form 10-QA Amendment No. 1, for the quarterly period ended September 30, 2004:

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

10.114
Employment Agreement Dated February 8, 2005 Between Inter Parfums, Inc. and Marcella Cacci (Certain confidential information in this Exhibit 10.114 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended 31 December 2004:

23.1	Consent of Mazars LLP

23.2	Consent of KPMG LLP

23.3	Consent of Eisner LLP

23.4	Consent of KPMG Audit, a division of KPMG S.A.

24	Power of Attorney

31	Certification Required by Rule 13a-14

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2005:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Current Report on Form 8-K, date of event, October 25, 2005:

Exhibit No.	Description

10.121
Referred to as Exhibit 10.1 in the Form 8-K, Form of Underwriting Agreement, incorporated by reference to Exhibit 1 to the Registration Statement on Form S-3, registration number 333-128170, as filed September 8, 2005.

The following documents are filed with this report:

Exhibit No.	Description

10.122	Agreement dated July 31, 2005 between HSBC Bank USA and Jean Philippe Fragrances, LLC

10.123	Bail Commercial, 39 Avenue Franklin Roosevelt, 75008 Paris, eme etage, dated December 15, 2005 [French original]

10.123.1	Commercial Lease, 39 Avenue Franklin Roosevelt, 75008 Paris, 2nd Floor, dated December 15, 2005 [English translation]

10.124	Fourth Modification of Lease, portion of 15th Floor, 551 Fifth Avenue, New York, New York

10.125
Addendum effective March 2, 2006 to Agreement dated July 14, 2005 by and among The Gap, Inc., Banana Republic LLC, Gap (Apparel) LLC, Gap (ITM), Inc., Banana Republic (Apparel) LLC, Banana Republic (ITM), Inc., Gap (Puerto Rico), Inc., and Gap (Canada) Inc., together with their subsidiaries who operate stores on the one hand and Inter Parfums, Inc. and its wholly-owned subsidiary Inter Parfums USA, LLC. (Certain confidential information in this Exhibit 10.125 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

21	List of Subsidiaries

23.1	Consent of Mazars LLP

23.2	Consent of KPMG LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Finiancial Officer

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Financial Statements and Schedule

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm - Predecessor Auditor	F-3

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005	F-5

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005	F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-23

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2005 and 2004, the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for the years ended December 31, 2005 and 2004. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Inter Parfums, Inc.:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule for the year ended December 31, 2003 as listed in the index on page F-23. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Inter Parfums, Inc. and subsidiaries and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

March 26, 2004

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands except share and per share data)
Assets	2005	2004
Current assets:
Cash and cash equivalents	$42,132	$23,372
Short-term investments	17,400	17,600
Accounts receivable, net	82,231	75,382
Inventories (note 4)	48,631	61,066
Receivables, other	2,119	2,703
Other current assets	4,213	930
Income tax receivable	104	544
Deferred tax assets (note 12)	3011	2,605
Total current assets	199,841	184,202
Equipment and leasehold improvements, net (note 5)	5,835	6,448
Trademarks, licenses and other intangible assets, net (notes 2, 6 and 9)	30,136	34,171
Goodwill (note 3)	4,476	5,143
Other assets	622	521
Total assets	$240,910	$230,485

Liabilities and Shareholders’ Equity
Current liabilities:
Loans payable - banks (note 7)	$989	$748
Current portion of long-term debt	3,775	4,359
Accounts payable	40,359	30,730
Accrued expenses	21,555	15,385
Income taxes payable	1,269	2,533
Dividends payable	810	581
Total current liabilities	68,757	54,336
Deferred tax liability (note 12)	1,783	2,839
Long-term debt, less current portion (note 8)	9,437	15,258
Put option (note 3)	743	838
Minority interest	32,463	30,705
Commitments and contingencies (note 9)
Shareholders’ equity (note 10):
Preferred stock, $0.001 par value. Authorized 1,000,000 shares;
none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares;
outstanding 20,252,310 and 19,379,917 shares, in 2005
and 2004, respectively	20	19
Additional paid-in capital	36,640	35,538
Retained earnings	112,802	100,772
Accumulated other comprehensive income	3,574	16,431
Treasury stock, at cost, 6,302,768 and 7,064,511 common shares
in 2005 and 2004, respectively	(25,309)	(26,251)
Total shareholders’ equity	127,727	126,509
Total liabilities and shareholders’ equity	$240,910	$230,485

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2005, 2004, and 2003
(In thousands except share and per share data)

	2005	2004	2003
Net sales	$273,533	$236,047	$185,589
Cost of sales	115,827	113,988	95,449
Gross margin	157,706	122,059	90,140
Selling, general, and administrative	126,353	89,516	64,147
Income from operations	31,353	32,543	25,993
Other expenses (income):
Interest expense	970	798	271
(Gain) loss on foreign currency	296	360	(333)
Interest income	(1,194)	(782)	(946)
(Gain) loss on subsidiary’s issuance of stock	(443)	529	369
	(371)	905	(639)
Income before income taxes and
minority interest	31,724	31,638	26,632
Income taxes	11,133	11,542	9,403
Income before minority interest	20,591	20,096	17,229
Minority interest in net income of consolidated
subsidiary	5,328	4,393	3,392
Net income	$15,263	$15,703	$13,837
Net income per share:
Basic	$0.76	$0.82	$0.73
Diluted	0.75	0.77	0.69
Weighted average number of shares outstanding:
Basic	20,078,424	19,204,768	19,032,460
Diluted	20,486,583	20,494,038	20,116,433

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004, and 2003
(In thousands except share data)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Comprehensive	comprehensive	Treasury
	Shares	Amount	capital	earnings	income	income	stock	Total
Balance - January 1, 2003	18,976,207	$19	$33,441	$75,063		$(1,394)	$(26,213)	$80,916
Comprehensive income:
Net income	—	—	—	13,837	$13,837	—	—	13,837
Foreign currency translation adjustments	—	—	—	—	10,616	10,616	—	10,616
Change in fair value of derivatives	—	—	—	—	182	182	—	182
Total comprehensive income					$24,635
Dividends	—	—	—	(1,524)		—	—	(1,524)
Shares issued upon exercise of stock options
(including income tax benefit of $800)	266,750	—	922	—		—	732	1,654
Shares received as proceeds of option exercises	(78,771)	—	—	—		—	(765)	(765)
Balance - December 31, 2003	19,164,186	19	34,363	87,376		9,404	(26,246)	104,916
Comprehensive income:
Net income	—	—	—	15,703	$15,703	—	—	15,703
Foreign currency translation adjustments	—	—	—	—	6,919	6,919	—	6,919
Change in fair value of derivatives	—	—	—	—	108	108	—	108
Total comprehensive income					$22,730
Dividends	—	—	—	(2,307)		—	—	(2,307)
Shares issued upon exercise of stock options
(including income tax benefit of $900)	262,663	—	1,175	—		—	596	1,771
Shares received as proceeds of option exercises	(46,932)	—	—	—		—	(601)	(601)
Balance - December 31, 2004	19,379,917	19	35,538	100,772		16,431	(26,251)	126,509
Comprehensive income:
Net income	—	—	—	15,263	$15,263	—	—	15,263
Foreign currency translation adjustments	—	—	—	—	(12,720)	(12,720)	—	(12,720)
Change in fair value of derivatives	—	—	—	—	(137)	(137)	—	(137)
Total comprehensive income					$2,406
Dividends	—	—	—	(3,233)		—	—	(3,233)
Shares issued upon exercise of stock options	1,048,850	1	(585)	—		—	3,490	2,906
Issuance of warrants	—	—	1,687	—		—	—	1,687
Shares received as proceeds of option exercises	(176,457)	—	—	—		—	(2,548)	(2,548)
Balance - December 31, 2005	20,252,310	$20	$36,640	$112,802		$3,574	$(25,309)	$127,727

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$15,263	$15,703	$13,837
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,513	3,988	3,344
Provision for doubtful accounts	585	1,191	362
Minority interest in net income of
consolidated subsidiary	5,328	4,393	3,392
Deferred tax provision	(1,410)	155	369
Change in fair value of put options	19	(174)	—
Loss on subsidiary’s issuance of stock	(443)	529	369
Gain on sale of trademark	(150)	—	—
Changes in:
Accounts receivable	(17,653)	(6,974)	(14,199)
Inventories	5,819	(1,703)	(15,881)
Other assets	(3,453)	(10)	570
Accounts payable and accrued expenses	22,443	(21,835)	23,882
Income taxes payable, net	(481)	354	3,301
Net cash provided by (used in) operating activities	30,380	(4,383)	19,346
Cash flows from investing activities:
Purchases of short-term investments	(2,300)	(14,800)	(13,100)
Proceeds from sale of short-term investments	2,500	14,500	7,600
Purchase of equipment and leasehold improvements	(2,429)	(3,254)	(2,545)
Payment for intangible assets acquired	(465)	(24,465)	—
Acquisition of businesses, net of cash acquired	—	(4,481)	—
Proceeds from sale of trademark	185	—	—
Net cash used in investing activities	(2,509)	(32,500)	(8,045)
Cash flows from financing activities:
Increase (decrease) in loans payable - banks	359	182	(1,752)
Proceeds from long-term debt	—	19,925	—
Repayment of long-term debt	(3,979)	(1,992)	—
Proceeds from sale of stock of subsidiary	2,424	1,622	1,105
Purchase of treasury stock	(150)	(184)	(184)
Proceeds from exercise of options	507	455	274
Dividends paid	(3,005)	(2,109)	(1,428)
Dividends paid to minority interest	(1,106)	(776)	(409)
Net cash provided by (used in) financing activities	(4,950)	17,123	(2,394)
Effect of exchange rate changes on cash	(4,161)	1,474	6,261
Net increase (decrease) in cash and cash equivalents	18,760	(18,286)	15,168
Cash and cash equivalents - beginning of year	23,372	41,658	26,490
Cash and cash equivalents - end of year	$42,132	$23,372	$41,658
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$593	$495	$271
Income taxes	12,593	11,535	6,518

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

(a)	Business of the Company

Inter Parfums, Inc. and its domestic and foreign subsidiaries (the Company) manufacture and distribute prestige brand name fragrances and cosmetics and specialty retail and mass market fragrances, cosmetics, and personal care products.

(b)	Basis of Preparation

The consolidated financial statements include the accounts of the Company, including majority-owned Inter Parfums, S.A. (IPSA), a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

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

For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses from translation adjustments are accumulated in a separate component of shareholders’ equity.

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

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The value of the Company’s long-term debt was estimated based on the current rates offered to the Company for debts with the same remaining maturities.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity until the forecasted sale is recorded or when the hedge is determined to be ineffective.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized as a gain or loss on foreign currency in the income statement. At December 31, 2005, the Company’s subsidiary had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $31.7 million and GB pounds 5.3 million, which have maturities of less than a year.

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

The Company reviews goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill primarily relates to the Company’s European operations. The cost of licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(j)	Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer’s freight and handling charges and all shipping and handling costs, which aggregated $4.2 million, $4.0 million and $3.5 million in 2005, 2004 and 2003, respectively, are included in selling, general and administrative expense in the consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(k)	Issuance of Common Stock by Consolidated Subsidiary

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

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

	Year ended December 31
	2005	2004	2003
Reported net income	$15,263	$15,703	$13,837
Stock-based employee compensation
expense included in reported net
income, net of related tax effects	—	—	—
Stock-based employee compensation
determined under the fair value
based method, net of related
tax effects	(980)	(1,224)	(1,409)
Pro forma net income	$14,283	$14,479	$12,428
Income per share, as reported:
Basic	$0.76	$0.82	$0.73
Diluted	0.75	0.77	0.69
Pro forma net income per share:
Basic	0.71	0.75	0.65
Diluted	0.70	0.71	0.62

The weighted average fair values of the options granted by Inter Parfums, Inc. during 2005, 2004, and 2003 are estimated as $5.00, $6.22, and $6.58 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2005, 0.8% in 2004, and 0.5% in 2003; volatility of 40% in 2005 and 50% in 2004 and 2003; risk-free interest rates at the date of grant, 3.5% in 2005, 2.9% in 2004, and 1.9% in 2003; and an expected life of the option of four years in 2005 and 2004 and two years in 2003.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by our majority owned subsidiary, IPSA, whose stock is publicly traded in France. The weighted average fair values of the options granted by Inter Parfums, S.A. during 2005, 2004, and 2003 are estimated as 6.08 euro, 5.62 euro and 5.92 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2005, 2004 and 2003; volatility of 22%, 23% and 41% in 2005, 2004 and 2003; risk-free interest rates at the date of grant, 4.5% in 2005, 4.2% in 2004 and 3.0% in 2003; and an expected life of the option of four years in 2005, 2004 and 2003.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(m)	Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2005	2004	2003
Numerator:
Net income	$15,263	$15,703	$13,837
Denominator:
Weighted average shares	20,078,424	19,204,768	19,032,460
Effect of dilutive securities:
Stock options	408,159	1,289,270	1,083,973
Denominator for diluted
earnings per share	20,486,583	20,494,038	20,116,433

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 262,000, 116,000, and 204,000 shares of common stock for 2005, 2004, and 2003, respectively, and for 2005, outstanding warrants to purchase 100,000 shares of common stock and warrants to be issued in 2006 to purchase 100,000 shares of common stock.

(n)	Advertising and Promotion

Costs associated with advertising are expensed when incurred. Advertising and promotional expenses, which primarily include print media and promotional expenses, such as products used as sales incentives included in selling, general and administrative expense were $40.8 million, $21.8 million and $19.8 million for 2005, 2004 and 2003, respectively. These amounts do not include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregating $15.3 million, $19.1 million and $12.0 million in 2005, 2004 and 2003, respectively.

The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. The costs that the Company incurs for shelf replacement costs and slotting fees are expensed as incurred and are netted against revenues on the Company’s consolidated statement of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(o)	Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances which are estimated to be uncollectible aggregating $2.3 million and $3.2 million as of December 31, 2005 and 2004, respectively. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

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

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This Issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue shall be applied to leasehold improvements that are purchased or acquired in reporting periods after June 29, 2005 and the Company does not expect this Issue to have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as required, and does not believe the adoption will have a material effect on its consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of the award. SFAS 123(R) will be effective for the first quarter of 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148 on a quarterly basis (see "Note 1 (l) - Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements. In March 2005, Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS No. 123(R) as this statement relates to the valuation of share-based payment arrangements for public companies. The Company will apply the principles of SAB No. 107 in connection with its adoption of SFAS No. 123(R).

(2)	Material Definitive Agreements

(a)
On July 14, 2005, we entered into an exclusive agreement with The Gap, Inc. (“Gap”) to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. On March 2, 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada. Our exclusive rights under the agreement are subject to certain exceptions. The principal exceptions are that the agreement excludes any rights with respect to on-line, catalog and mail-order, and international stores outside Canada, although Gap has the right to expand the agreement if it chooses.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(b)
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

(c)
In October 2004, IPSA entered into a new long-term fragrance license with Burberry. The agreement has a 12.5-year term with an option to extend the license by an additional 5-years subject to mutual agreement. This new agreement replaces the previous license and provides for an increase in the royalty rate effective as of July 1, 2004 and additional resources to be devoted to marketing effective January 1, 2005. In connection with the new license agreement, IPSA paid to Burberry an upfront non-recoupable license fee of approximately $3.6 million.

(3)	Acquisition of Business

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

The purchase price for the minority shares will be based upon a formula applied to Nickel’s sales for the year ending December 31, 2006, pro rated for the minority holders’ equity in Nickel or at a price approximately 7% above the recent purchase price. In addition, the Company has the right to call the stock based on the same formula and price. The call does not meet the criteria of a derivative and therefore it has no effect on the accompanying consolidated financial statements. The acquisition has been accounted for as a business combination and the results of Nickel have been included in the Company’s consolidated financial statements from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on April 1, 2004, the date of the acquisition adjusted for the capital infusion made in June 2004. All amounts have been translated to US dollars at the April 1, 2004 exchange rate, the date of the acquisition.

Current assets	$6,989
Equipment and leasehold improvements	747
Trademarks and licenses	1,840
Goodwill	4,645
Other assets	167
Assets acquired	14,388
Current liabilities	3,513
Put option	925
Minority interest	1,281
Liabilities assumed	5,719
Net assets acquired	$8,669

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(4)	Inventories

	December 31
	2005	2004
Raw materials and component parts	$19,529	$19,756
Finished goods	29,102	41,310
	$48,631	$61,066

(5)	Equipment and Leasehold Improvements

	December 31
	2005	2004
Equipment	$17,006	$16,489
Leasehold improvements	1,119	1,117
	18,125	17,606
Less accumulated depreciation and amortization	12,290	11,158
	$5,835	$6,448

Depreciation expense was $2.3 million, $2.9 million and $2.5 million for 2005, 2004 and 2003, respectively.

(6)	Trademarks Licenses and Other Intangible Assets

	December 31
	2005	2004
Trademarks (indefinite lives)	$8,012	$8,615
Trademarks (finite lives)	730	843
Licenses (finite lives)	24,516	28,310
Other intangible assets (finite lives)	2,128
	27,374	29,153
Less accumulated amortization	5,250	3,597
	22,124	25,556
Total	$30,136	$34,171

During 2005, 2004, and 2003, the Company recorded charges for the impairment, included in selling, general, and administrative expense, of trademarks with indefinite useful lives aggregating $0.10 million, $0.01 million and $0.58 million, respectively, based on fair value as determined using discounted cash flows. Amortization expense was $2.1 million for 2005, $1.0 million for 2004 and $0.2 million for 2003 and amortization expense is expected to approximate $2.3 million in 2006, 2007, 2008, $2.2 million in 2009 and $1.9 million in 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(7)	Loans Payable - Banks

Loans payable - banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling $45 million, bearing interest at 0.6% above EURIBOR (2.49% and 2.12% at December 31, 2005 and 2004, respectively). Outstanding amounts totaled $0.99 million and $0.75 million at December 31, 2005 and 2004, respectively.

The Company has borrowings available under a $12 million unsecured revolving line of credit due on demand and bearing interest at the banks’ prime rate or 1.75% above LIBOR. There were no balances outstanding at December 31, 2005 and 2004.

(8)	Long-term Debt

In July 2004, IPSA entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At December 31, 2005 exchange rates, maturities of long-term debt subsequent to December 31, 2005 are $3.8 million in 2006, 2007 and 2008, and $1.9 million in 2009.

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

The Company leases its office and warehouse facilities under operating leases expiring through 2014. Rental expense amounted to $7.2 million, $6.4 million and $4.5 million in 2005, 2004 and 2003, respectively. Minimum future rental payments are as follows:

2006	$5,483
2007	5,502
2008	5,650
2009	5,722
2010	5,500
Thereafter	6,659
$34,516

(b)	License Agreements

The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products. Revenues generated from one such license held by IPSA, represented 60%, 62%, and 56% of net sales in 2005, 2004 and 2003, respectively. Royalty expense, included in selling, general, and administrative expenses, aggregated $27.1 million, $20.9 million and $10.4 million, in 2005, 2004 and 2003, respectively. In connection with certain license agreements, the Company is subject to certain minimum annual royalties as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

2006	$24,059
2007	26,632
2008	26,984
2009	28,037
2010	28,096
Thereafter	184,557
$318,365

(10)	Shareholders’ Equity

(a)	Public Offerring

In October 2005, LV Capital USA, Inc. sold all of its 3,436,050 shares of Inter Parfums, Inc. common stock in a registered public offering. The Company did not receive any proceeds from the sales of these shares. The cost of this offering was borne by the selling stockholders.

(b)	Issuance of Common Stock by Consolidated Subsidiary

During 2005, 2004 and 2003, 42,773, 168,314, and 179,056 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2005 and 2004, the Company’s percentage ownership of IPSA was approximately 73% and 74%, respectively.

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

(c)	Stock Option Plans

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans vest immediately and are exercisable for a period of five to six years. A summary of the Company’s stock option activity and related information follows:

	Year ended December 31
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Shares under option –
beginning of year	1,842,675	$7.51	1,897,862	$5.92	1,969,162	$3.90
Options granted	202,900	15.05	217,400	16.72	206,700	21.58
Options exercised	(1,048,850)	2.77	(262,663)	3.32	(266,750)	3.20
Options cancelled	(11,175)	14.59	(9,924)	15.40	(11,250)	3.11
Shares under options – end
of year	985,550	14.03	1,842,675	7.51	1,897,862	5.92

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

The following table summarizes stock option information as of December 31, 2005:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$6.50 - $6.92	16,500	0.22 Years	16,500
$7.22 - $7.95	196,850	1.01 Years	196,850
$8.03	168,600	1.97 Years	168,600
$9.60	9,000	0.66 Years	9,000
$14.95	184,500	4.30 Years	184,500
$15.20 - $15.39	193,000	3.95 Years	193,000
$17.24	3,500	4.95 Years	3,500
$19.65	2,000	4.70 Years	2,000
$22.77	2,000	3.01 Years	2,000
$23.05 - $23.06	189,600	3.00 Years	189,600
$25.24	20,000	3.12 Years	20,000
Totals	985,550	2.80 Years	985,550

At December 31, 2005, options for 984,079 shares were available for future grant under the plans.

In 2005, 2004 and 2003, both the Chief Executive Officer and the President exercised an aggregate of 938,200, 163,000 and 203,800 outstanding stock options, respectively, of the Company’s common stock. The aggregate exercise prices of $2.4 million in 2005, $0.42 million in 2004 and $0.58 million in 2003 were paid by them tendering to the Company in 2005, 2004 and 2003 an aggregate of 166,069, 32,537 and 60,166 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2005, 2004 and 2003 an additional 10,388, 14,395 and 18,605 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

(d)	Treasury Stock

The board of directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2005, the Company is authorized to purchase an additional 404,350 treasury shares in the open market. The Company has not repurchased any treasury shares during the three year period ended December 31, 2005.

(e)	Dividends

The Company declared dividends of $0.16, $0.12, and $0.08 per share per annum in 2005, 2004, and 2003, respectively. The quarterly dividend of $0.8 million declared in December 2005 was paid January 13, 2006.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

(11)	Segments and Geographic Areas

The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances and United States operations primarily represent the sale of mass-market products. Information on the Company’s operations by geographical areas is as follows.

	2005	2004	2003
Net sales:
United States	$34,284	$41,435	$44,747
Europe	241,681	196,088	141,192
Eliminations	(2,432)	(1,476)	(350)
	$273,533	$236,047	$185,589
Net income:
United States	$(123)	$1,657	$2,807
Europe	15,398	14,184	11,036
Eliminations	(12)	(138)	(6)
	$15,263	$15,703	$13,837
Depreciation and amortization expense:
United States	$448	$358	$385
Europe	4,065	3,630	2,959
	$4,513	$3,988	$3,344
Interest income:
United States	$526	$274	$183
Europe	668	508	763
	$1,194	$782	$946
Interest expense:
United States	$19	$10	$4
Europe	951	788	267
	$970	$798	$271
Income tax expense (benefit):
United States	$(398)	$774	$1,519
Europe	11,544	10,872	7,888
Eliminations	(13)	(104)	(4)
	$11,133	$11,542	$9,403
Total assets:
United States	$53,072	$51,511
Europe	196,931	188,729
Eliminations	(9,093)	(9,755)
	$240,910	$230,485
Additions to long-lived assets:
United States	$1,985	$279
Europe	2,596	31,921
	$4,581	$32,200
Total long-lived assets:
United States	$6,801	$5,300
Europe	33,646	40,462
	$40,447	$45,762
Deferred tax assets:
United States	$840	$415
Europe	2,171	2,190
	$3,011	$2,605

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

United States export sales were approximately $6.4 million, $9.6 million and $11 million in 2005, 2004 and 2003, respectively. Consolidated net sales to customers in the United States, United Kingdom and France, for the year ended December 31, 2005, aggregated $80 million, $26 million and $17 million, respectively. Consolidated net sales for the year ended December 31, 2005 by region is as follows:

North America	$81,800
Europe	116,800
Central and South America	21,800
Middle East	19,800
Asia	32,200
Other	1,100
$273,500

(12)	Income Taxes

The components of income before income taxes and minority interest consist of the following:

	Year ended December 31
	2005	2004	2003
U.S. operations	$(521)	$2,431	$4,326
Foreign operations	32,245	29,207	22,306
	$31,724	$31,638	$26,632

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31
	2005	2004	2003
Current:
Federal	$(19)	$402	$834
State and local	46	197	174
Foreign	12,516	10,788	7,910
	12,543	11,387	8,918
Deferred:
Federal	(451)	(163)	408
State and local	26	337	102
Foreign	(985)	(19)	(25)
	(1,410)	155	485
Total income tax expense	$11,133	$11,542	$9,403

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
State net operating loss carryforwards	$853	$537
Federal net operating loss carryforwards	1,293
Foreign net operating loss carryforwards	1,398	1,400
Alternative minimum tax credit carryforwards	320	369
Inventory and accounts receivable	247	197
Profit sharing	139	125
Other	398	377
Total gross deferred tax assets	4,648	3,005
Less valuation allowance	(1,637)	(400)
Net deferred tax assets	3,011	2,605
Deferred tax liabilities (long-term):
Property, plant, and equipment	(802)	(1,518)
Trademarks and licenses	(806)	(985)
Other	(175)	(336)
Total deferred tax liabilities	(1,783)	(2,839)
Net deferred tax assets (liabilities)	$1,228	$(234)

Federal net operating loss carryforwards expire in 2025 and foreign net operating loss carryforwards do not expire. The Company’s state net operating loss carryforwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $7.7 million and for New Jersey tax purposes of approximately $10.3 million expire in 2010 and beyond. An additional valuation allowance of $1.2 million and $0.4 million has been provided in 2005 and 2004, respectively, as future tax benefits from option compensation deductions might prevent the net operating loss carryforwards from being fully utilized. Any future realization of the valuation allowance will be credited to additional paid-in capital.

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $79 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2005 since the Company has no present intention to repatriate these earnings.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands except share and per share data)
Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31
	2005	2004	2003
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.2	1.1	0.7
Effect of foreign taxes in excess of
U.S. statutory rates	1.8	2.7	1.1
Other	(0.9)	(1.3)	(0.5)
Effective rates	35.1%	36.5%	35.3%

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe		Deductions - describe		Balance at end of period
Year ended December 31, 2005:
Allowances for sales returns and doubtful accounts	$3,230	585	(345)	(b)	1,213	(a)	2,257
Year ended December 31, 2004:
Allowances for sales returns and doubtful accounts	$1,989	1,191	228	(b)	178	(a)	3,230
Year ended December 31, 2003:
Allowances for sales returns and doubtful accounts	$1,875	362	264	(b)	512	(a)	1,989
(a) Write off of bad debts and sales returns.
(b) Foreign currency translation adjustment.

See accompanying independent auditors’ reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By: /s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 13, 2006
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 13, 2006
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	March 1, 2006
Philippe Benacin

/s/ Philippe Santi	Director	March 1, 2006
Philippe Santi

/s/ Francois Heilbronn	Director	March 1, 2006
Francois Heilbronn

/s/ Joseph A. Caccamo	Director	March 13, 2006
Joseph A. Caccamo

/s/ Jean Levy	Director	March 1, 2006
Jean Levy

/s/ Robert Bensoussan-Torres	Director	March 1, 2006
Robert Bensoussan-Torres

/s/ Daniel Piette	Director	March 2, 2006
Daniel Piette

/s/ Jean Cailliau	Director	March 2, 2006
Jean Cailliau

	Director	March __, 2006
Serge Rosinoer