Form 10-Q
period 2006-03-31
INTER PARFUMS INC
filed 2006-05-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( MARK ONE )

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the quarterly period ended March 31, 2006.

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York 10176
(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 8, 2006 there were 20,312,310 shares of common stock, par value $.001 per share, outstanding.

INDEX

Page Number
Part I. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets
as of March 31, 2006 (unaudited)
and December 31, 2005	2

Consolidated Statements of Income
for the Three Months Ended
March 31, 2006 (unaudited)
and March 31, 2005 (unaudited)	3

Consolidated Statements of Cash Flows
for the Three Months Ended
March 31, 2006 (unaudited) and
March 31, 2005 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	18

Item 4. Controls and Procedures	19

Part II. Other Information	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 6. Exhibits	20

Signatures	21

Certifications	22

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2005 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

ASSETS
	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$48,946	$42,132
Short-term investments	16,000	17,400
Accounts receivable, net	82,729	82,231
Inventories	58,734	48,631
Receivables, other	2,850	2,119
Other current assets	5,352	4,213
Income tax receivable	110	104
Deferred tax assets	3,235	3,011

Total current assets	217,956	199,841

Equipment and leasehold improvements, net	6,287	5,835

Trademarks, licenses and other intangible assets, net	31,066	30,136

Goodwill	4,588	4,476

Other assets	632	622

	$260,529	$240,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable - banks	$5,505	$989
Current portion of long-term debt	3,873	3,775
Accounts payable	43,464	40,359
Accrued expenses	23,533	21,555
Income taxes payable	2,175	1,269
Dividends payable	812	810

Total current liabilities	79,362	68,757

Long-term debt, less current portion	8,715	9,437

Deferred tax liability	1,940	1,783

Put options	763	743

Minority interest	35,575	32,463

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,304,810 and 20,252,310 shares at March 31, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	36,933	36,640
Retained earnings	116,410	112,802
Accumulated other comprehensive income	6,120	3,574
Treasury stock, at cost, 6,302,768 common shares at March 31, 2006 and December 31, 2005	(25,309)	(25,309)

	134,174	127,727

	$260,529	$240,910

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005

Net sales	$70,900	$71,087

Cost of sales	30,604	30,510

Gross margin	40,296	40,577

Selling, general and administrative	31,063	31,563

Income from operations	9,233	9,014

Other expenses (income):
Interest expense	201	215
(Gain) loss on foreign currency	(161)	79
Interest income	(514)	(246)
(Gain) on subsidiary’s issuance of stock	(73)	--

	(547)	48

Income before income taxes and minority interest	9,780	8,966

Income taxes	3,342	3,156

Income before minority interest	6,438	5,810

Minority interest in net income of consolidated subsidiary	2,018	1,406

Net income	$4,420	$4,404

Net income per share:
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

Weighted average number of shares outstanding:
Basic	20,267	19,701
Diluted	20,544	20,420

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,420	$4,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,221	1,423
Provision for doubtful accounts	12	28
Minority interest in net income of consolidated subsidiary	2,018	1,406
Deferred tax (benefit) provision	(62)	268
Change in fair value of put options	--	(39)
Loss on subsidiary’s issuance of stock	(73)	--
Changes in:
Accounts receivable	1,465	(6,366)
Inventories	(9,070)	(1,212)
Other assets	(1,705)	(413)
Accounts payable and accrued expenses	3,625	8,475
Income taxes payable, net	859	564

Net cash provided by operating activities	2,710	8,538

Cash flows from investing activities:
Purchases of short-term investments	--	(1,300)
Proceeds from sale of short-term investments	1,400	--
Purchase of equipment and leasehold improvements	(926)	(932)
Payment for intangible assets acquired	(911)	(358)

Net cash used in investing activities	(437)	(2,590)

Cash flows from financing activities:
Increase in loans payable - bank	4,477	4,107
Repayment of long-term debt	(961)	(1,049)
Proceeds from sale of stock of subsidiary	303	--
Proceeds from exercise of options	294	119
Dividends paid	(810)	(581)
Purchases of treasury stock	--	(150)

Net cash provided by financing activities	3,303	2,446

Effect of exchange rate changes on cash	1,238	(1,270)

Net increase in cash and cash equivalents	6,814	7,124

Cash and cash equivalents - beginning of period	42,132	23,372

Cash and cash equivalents - end of period	$48,946	$30,496

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$222	$260
Income taxes	2,577	2,346

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2005. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.  New Accounting Pronouncements:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified prospective method. See Note 3 for additional information regarding stock-based compensation.

The Financial Accounting Standards Board released SFAS 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 156 will be effective as of January 1, 2007. The Company does not believe the adoption of SFAS 156 will have a material impact on the Company’s consolidated financial position or results of operations.

3. Share-Based Payments:

Prior to January 1, 2006, we applied the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at an exercise price equal to the market value at date of grant.

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revises SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to be recognized in the financial statements based on the fair values using an option-pricing model at the date of grant. We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated.

Compensation cost for share-based arrangements and the impact of the adoption of SFAS 123(R) during the first quarter of 2006 decreased income before income taxes by $0.24 million, decreased net income by $0.15 million, and had no significant effect on basic and diluted earnings per share. The adoption of SFAS 123(R) had no impact on cash flow from operating activities or financing activities in the accompanying statement of cash flows.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Share-Based Payments (continued):

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005 was as follows:

(In thousands except per share data)	Three months ended March 31,
2005

Reported net income	$4,404
Less: Stock-based employee compensation determined under SFAS 123, net of taxes	(151)

Pro forma net income	$4,253

Income per share, as reported:
Basic	$0.22
Diluted	$0.22

Pro forma net income per share:
Basic	$0.22
Diluted	$0.21

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans vest immediately and are exercisable for a period of five years. It is generally the Company’s policy to issue new shares upon exercise of stock options. A summary of the Company’s stock option activity and related information follows:

The following table summarizes stock option information as of March 31, 2006 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:
	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	985,550	$14.03
Granted	10,000	18.97
Exercised	(52,500)	7.58
Forfeited or expired	(5,500)	16.51

Outstanding at March 31, 2006	937,550	$14.43

At March 31, 2006, options for 974,079 shares were available for future grant under the plans.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Share-Based Payments (continued):

The weighted average remaining contractual life of options outstanding as of March 31, 2006 is 2.7 years and the aggregate intrinsic value is $5.9 million.

As of March 31, 2006, there was no unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock as all options were fully vested upon grant. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums, S.A., was 1.1 million euro. Options under these plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2006 and March 31, 2005 were as follows:

	March 31, 2006	March 31, 2005

Cash proceeds from stock options exercised	$397,980	$119,258
Tax benefits	0	0
Intrinsic value of stock options exercised	543,154	11,558,554

No tax benefit was recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2006 and 2005 were $6.63 and $5.01 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.9% in 2006 and 1.0% in 2005; volatility of 40% in 2006 and 2005; risk-free interest rates at the date of grant, 4.6% in 2006 and 3.3% in 2005; and an expected life of the option of four years in 2006 and 2005.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. There were no options granted by Inter Parfums, S.A. during the three months ended March 31, 2006 and 2005.

4. Comprehensive Income (Loss):

(In thousands)	Three months ended March 31,
	2006	2005
Comprehensive income (loss):
Net income	$4,420	$4,404
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,567	(4,602)
Change in fair value of derivatives	(21)	(135)

Comprehensive income (loss)	$6,966	$(333)

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. Segment and Geographic Areas:

The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of mass-market products. Information on the Company’s operations by geographical areas is as follows.

(In thousands)	Three months ended March 31,
	2006	2005
Net Sales:
United States	$8,006	$9,590
Europe	63,506	61,929
Eliminations	(612)	(432)

	$70,900	$71,087

Net Income (Loss):
United States	$(823)	$243
Europe	5,286	4,173
Eliminations	(43)	(12)

	$4,420	$4,404

6.  Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended March 31,
	2006	2005
Numerator:
Net income	$4,420	$4,404

Denominator:
Weighted average shares	20,267	19,701
Effect of dilutive securities:
Stock options	277	719

	20,544	20,420

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7. Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2006	December 31, 2005

Raw materials and component parts	$24,592	$19,529
Finished goods	34,142	29,102

	$58,734	$48,631

8.  Long-term Debt:

In July 2004, Inter Parfums, S.A. entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At March 31, 2006 exchange rates, maturities of long-term debt subsequent to March 31, 2006 are $2.9 million in 2006, $3.9 million in 2007 and 2008, and $1.9 million in 2009.

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

9.  Entry into Material Definitive Agreement:

In March 2006, we entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The agreement, which runs through 2017, requires advertising expenditures and royalty payments in line with industry practice. Our plans call for the first new product line under the agreement, a Roxy fragrance family, to be introduced in late 2007, followed by a Quiksilver suncare line.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2005, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 89% of net sales for the three months ended March 31, 2006. We have built a portfolio of brands, which includes Burberry, Lanvin, S.T. Dupont, Paul Smith, Christian Lacroix, Celine, Nickel and Diane von Furstenberg whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 60% and 62% of net sales for the three months ended March 31, 2006 and 2005, respectively.

Our mass-market product lines, which are primarily marketed through our United States operations represented 11% of sales for the three months ended March 31, 2006, and are comprised of alternative designer fragrances, cosmetics, health and beauty aids and personal care products. These lines are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana.

Our specialty retail products consist of products under development for Gap and Banana Republic. These new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of product line extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each prestige brand in our portfolio.

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

Recent Important Events

Quiksilver/Roxy

In March 2006, we entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. Quiksilver, Inc. is the world’s leading outdoor sports lifestyle company whose products are sold in 90 countries. The agreement runs through 2017.

The Roxy and Quiksilver names are hugely popular in the global youth market and are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our goal is to leverage the passion and loyalty of the Roxy and Quiksilver brands as we bring their customers exciting new products. Our plans call for the first new product line under the agreement, a Roxy fragrance family, to be introduced in late 2007, followed by a Quiksilver suncare line.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Revenue Recognition

We sell our products to department stores, perfumeries, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $1.0 million for both of the three month periods ended March 31, 2006 and 2005, are included in selling, general and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

	Three months ended March 31,
	2006	% Change	2005	% Change	2004
	(in millions)

Prestige product sales	$63.4	1%	$62.7	29%	$48.5
Mass market product sales	7.5	(11%)	8.4	(15%)	9.9
Total net sales	$70.9	0%	$71.1	22%	$58.4

Net sales for the three months ended March 31, 2006 of $70.9 million were down slightly from $71.1 million in the first quarter of last year. At comparable foreign currency exchange rates, net sales for the first quarter are up 5.5%. The strength of the US dollar in early 2006, gave rise to the difference between constant dollar and reported net sales for the first quarter.

After increasing 29% in 2005, prestige product sales were up 1% in actual dollars and approximately 8% in constant dollars for the three-month period ended March 31, 2006. Lanvin fragrance sales, which performed exceptionally well throughout 2005, continued its growth pattern in the first quarter of 2006. In addition, the initial launch of Burberry London for women in the United States and much of Europe contributed to first quarter sales growth.

Our 2006 new product calendar is very ambitious, with new families of fragrances planned for all three of our largest brands. As noted above, Burberry London, a new women’s fragrance has recently launched and the men’s counterpart of this new fragrance family is scheduled for launch later this year. A new Lanvin women’s scent and a new Paul Smith men’s scent are also in the works. Finally, new men scents for S.T. Dupont and Nickel will also debut in 2006.

With respect to our mass-market product lines, net sales were down 11% in the 2006 period after falling 15% in the 2005 period. We thought that the decline in mass-market sales would begin to subside and it has in terms of rate of decline. However, mass-market sales were down again in the 2006 first quarter and the decline remains to be equally distributed between our domestic and export customers. We continue to believe that oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. In addition, sluggish economies in Mexico and Central and South America continue to affect our customers in those territories.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Although the initial line has not been finalized, potential products include fragrance and related personal care products. The new products are expected to launch at Banana Republic in the fall of 2006 and at Gap in 2007. We have established a dedicated operating unit to carry out our obligations under the agreement with Gap. We have incurred and expect to continue to incur staffing, product development and other start-up expenses, including those of a third-party design and marketing firm. To propel these programs forward, these expenses are expected to continue throughout 2006. In addition, we are currently transitioning component sourcing and production of Gap’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap of their existing product lines are minimal, as we are honoring all existing purchase commitments.

In March 2006, we entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The Roxy and Quiksilver names are hugely popular in the global youth market and are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our goal is to leverage the passion and loyalty of the Roxy and Quiksilver brands as we bring their customers exciting new products. Our plans call for the first new product line under the agreement, a Roxy fragrance family, to be introduced in late 2007, followed by a Quiksilver suncare line.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross margins	Three months ended March 31,
(in millions)	2006	2005

Net sales	$70.9	$71.1
Cost of sales	30.6	30.5

Gross margin	$40.3	$40.6

Gross margin as a % of net sales	57%	57%

Gross profit margin was 57% for both three-month periods ended March 31, 2006 and 2005. As previously reported, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we fine-tuned our operating model. This new model, which was put into effect as of the beginning of 2005, included increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and will involve the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general & administrative
(in millions)	Three months ended March 31,
	2006	2005

Selling, general & administrative	$31.1	$31.6

Selling, general & administrative as a % of net sales	44%	44%

Selling, general and administrative expense was virtually unchanged for the three-month period ended March 31, 2006, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative was 44% for both the three-month period ended March 31, 2006 and 2005. The increased royalties and increased advertising expenditure requirements under our new license with Burberry are now reflected in both the 2006 and 2005 periods. Royalty expense included in selling, general, and administrative expenses aggregated $7.3 million and $7.7 million, for the three-month period ended March 31, 2006 and 2005, respectively. Promotion and advertising included in selling, general and administrative expenses was approximately $9.6 million and $11.1 million for the three-month period ended March 31, 2006 and 2005, respectively.

In connection with our agreement with Gap, we continue to incur staff, product development and other start-up expenses, including those of a third-party design and marketing firm. For the three months ended March 31, 2006, such expenses aggregated approximately $1.0 million and are included in selling, general, and administrative expenses.

Income from operations increased slightly to $9.2 million for the three-month period ended March 31, 2006, as compared to $9.0 for the corresponding period of the prior year. Operating margins were 13.0% of net sales in the current period as compared to 12.7% for the corresponding period of the prior year.

Interest expense aggregated $0.2 million for both the three-month period ended March 31, 2006 and 2005. We use the credit lines available to us, as needed, to finance our working capital needs.

Foreign currency gains or (losses) aggregated $0.2 million and ($0.1) million for the three-month period ended March 31, 2006 and 2005, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 34.2% and 35.2% for the three-month period ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, tax benefits, including state and local tax benefits, from losses in the United States are at higher effective rates than taxes on foreign profits, resulting in a slightly lower overall effective tax rate. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income was $4.4 million for both the three months ended March 31, 2006 and 2005. Diluted earnings per share were $0.22 for both three months ended March 31, 2006 and 2005.

INTER PARFUMS, INC. AND SUBSIDIARIES

Weighted average shares outstanding aggregated 20.3 million for the three months ended March 31, 2006, as compared to 19.7 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 20.5 million for the three months ended March 31, 2006, as compared to 20.4 million for the corresponding period of the prior year. The increase in weighted average shares outstanding without a corresponding increase in diluted shares outstanding is the result of employees’ exercise of outstanding stock options.

Liquidity and Financed Resources

Our financial position remains strong. At March 31, 2006, working capital aggregated $139 million and we had a working capital ratio of 2.7 to 1. Cash and cash equivalents and short-term investments aggregated $65 million.

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

The purchase price for the minority shares will be based upon a formula applied to Nickel’s sales for the year ending December 31, 2006, pro rated for the minority holders’ equity in Nickel or at a price approximately 7% above the April 2004 purchase price.

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

Cash provided by operating activities aggregated $2.7 million and $8.5 million for the three-month period ended March 31, 2006 and 2005, respectively. At March 31, 2006, cash flows from operating activities shows inventories increased 19% from December 31, 2005. Inventories were at an unusually low level as of December 31, 2005 as no major new product launches were on the calendar. As previously mentioned, our 2006 new product calendar is very ambitious, with new families of fragrances planned for all three of our largest brands, thus requiring an increased level of inventories.

Cash flows used in investing activities, reflects proceeds from the sale of short-term investments, approximately $0.9 million in payments for intangible assets and approximately $0.9 million in capital expenditures. Our business is not capital intensive and we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

INTER PARFUMS, INC. AND SUBSIDIARIES

In March 2006, our board of directors approved the continuation of our cash dividend of $.16 per share, approximately $3.3 million per annum, payable $.04 per share on a quarterly basis. Our cash dividend of $.04 per share was paid on April 14, 2006 to shareholders of record on March 31, 2006. Dividends paid aggregated $0.8 million and $0.6 million for the three-month period ended March 31, 2006 and 2005, respectively. The cash dividend for 2006 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

Our short-term financing requirements are expected to be met by available cash at March 31, 2006, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2006 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the period ended March 31, 2006.

Contractual Obligations

We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and thereafter are $5.5 million, $5.5 million, $5.6 million, $5.7 million, $5.5 million and $6.6 million, respectively.

We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Obligations pursuant to these license agreements for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and thereafter are $24.0 million, $26.6 million, $26.9 million, $28.0 million, $28.1 million and $184.6 million, respectively.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2006, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $34.3 million and GB Pounds 2.6 million.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes were required at this time.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Item 2. Changes in Securities and Use of Proceeds

For the period consisting of the date of the filing, March 13, 2006, of our annual report on Form 10-K for the year ended December 31, 2005, through the date of this report, we issued the following unregistered equity securities.

A former executive officer and a former consultant to the company exercised stock options and purchased 36,000 and 15,000 shares of our common stock, respectively, in transactions exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) of the Securities Act. All of such persons agreed to purchase our common stock for investment and not for resale to the public.

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description

10.126
Contrat de Licence de Marques entre QS Holdings SARL and Inter Parfums, S.A., executed on 23 March 2006 - French original (Certain confidential information in this Exhibit 10.126 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.126.1
Trademark License Agreement between QS Holdings SARL and Inter Parfums, S.A., executed on 23 March 2006 - English translation (Certain confidential information in this Exhibit 10.126.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

INTER PARFUMS, INC. AND SUBSIDIARIES

10.127
Avenant No. 1 Au Contrat de Licence Exclusive du 20 Juin 1997 entre ST Dupont, S.A. et Inter Parfums, S.A., dated 20 March 2006- French original (Certain confidential information in this Exhibit 10.127 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.127.1
Amendment No.1 to Exclusive License of 20 June 1997 between ST Dupont, S.A. et Inter Parfums, S.A., dated 20 March 2006- English translation (Certain confidential information in this Exhibit 10.127.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2006.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer