Form 10-Q
period 2006-06-30
INTER PARFUMS INC
filed 2006-08-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 7, 2006 there were 20,317,810 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES
INDEX

			Page Number

Part I.	Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets
		as of June 30, 2006 (unaudited)
		and December 31, 2005	2

		Consolidated Statements of Income
		for the Three and Six Months Ended
		June 30, 2006 (unaudited)
		and June 30, 2005 (unaudited)	3

		Consolidated Statements of Cash Flows
		for the Six Months Ended
		June 30, 2006 (unaudited) and
		June 30, 2005 (unaudited)	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk	20

	Item 4.	Controls and Procedures	21

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 6.	Exhibits	23

Signatures			23

Exhibits

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,197	$42,132
Short-term investments	14,600	17,400
Accounts receivable, net	94,104	82,231
Inventories	70,983	48,631
Receivables, other	4,223	2,119
Other current assets	5,561	4,213
Income tax receivable	104	104
Deferred tax assets	3,819	3,011

Total current assets	237,591	199,841

Equipment and leasehold improvements, net	6,842	5,835

Trademarks, licenses and other intangible assets, net	30,765	30,136

Goodwill	4,810	4,476

Other assets	600	622

	$280,608	$240,910

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Loans payable - banks	$9,331	$989
Current portion of long-term debt	4,068	3,775
Accounts payable	48,386	40,359
Accrued expenses	26,588	21,555
Income taxes payable	471	1,269
Dividends payable	813	810

Total current liabilities	89,657	68,757

Long-term debt, less current portion	8,136	9,437

Deferred tax liability	2,036	1,783

Put option	1,177	743

Minority interest	37,627	32,463

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,317,810 and 20,252,310 shares at June 30, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	37,214	36,640
Retained earnings	119,036	112,802
Accumulated other comprehensive income	11,014	3,574
Treasury stock, at cost, 6,302,768 common shares at June 30, 2006 and December 31, 2005	(25,309)	(25,309)
	141,975	127,727
	$280,608	$240,910

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$70,285	$61,343	$141,185	$132,430

Cost of sales	30,615	26,748	61,219	57,258

Gross margin	39,670	34,595	79,966	75,172

Selling, general and administrative	33,337	27,598	64,400	59,162

Income from operations	6,333	6,997	15,566	16,010

Other expenses (income):
Interest expense	318	384	519	599
(Gain) loss on foreign currency	(220)	(75)	(381)	4
Interest and dividend (income)	(501)	(448)	(1,015)	(694)
Loss (gain) on subsidiary’s issuance of stock	61	14	(12)	14

	(342)	(125)	(889)	(77)

Income before income taxes and minority interest	6,675	7,122	16,455	16,087

Income taxes	2,293	2,819	5,635	5,975

Income before minority interest	4,382	4,303	10,820	10,112

Minority interest in net income of consolidated subsidiary	1,190	1,089	3,208	2,494

Net income	$3,192	$3,214	$7,612	$7,618

Net income per share:
Basic	$0.16	$0.16	$0.38	$0.38
Diluted	$0.16	$0.16	$0.37	$0.37

Weighted average number of shares outstanding:
Basic	20,315	20,179	20,291	19,940
Diluted	20,564	20,478	20,554	20,449

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,612	$7,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,539	2,104
Provision for doubtful accounts	26	45
Noncash stock compensation	313	—
Loss on sale of trademark	239	—
Minority interest in net income of consolidated subsidiary	3,208	2,494
Deferred tax (benefit)	(542)	(377)
Change in fair value of put options	363	187
(Gain) loss on subsidiary’s issuance of stock	(12)	14
Changes in:
Accounts receivable	(5,859)	(9,730)
Inventories	(18,870)	(8,240)
Other assets	(1,502)	(3,631)
Accounts payable and accrued expenses	8,547	17,842
Income taxes payable, net	(863)	(1,803)

Net cash provided by (used in) operating activities	(4,801)	6,523

Cash flows from investing activities:
Purchases of short-term investments	—	(1,400)
Proceeds from sale of short-term investments	2,800	1,000
Purchase of equipment and leasehold improvements	(1,887)	(1,496)
Payment for licenses, trademarks and other intangible assets	(1,381)	(262)
Proceeds from sale of trademark	1,106	—

Net cash provided by (used in) investing activities	638	(2,158)

Cash flows from financing activities:
Increase in loans payable - bank	8,100	4,873
Repayment of long-term debt	(1,966)	(2,058)
Proceeds from sale of stock of subsidiary	574	431
Proceeds from stock-based compensation transactions	509	119
Dividends paid	(1,622)	(1,389)
Dividends paid to minority interest	(1,218)	(1,106)
Purchases of treasury stock	—	(150)

Net cash provided by financing activities	4,377	720

Effect of exchange rate changes on cash	1,851	(2,867)

Net increase in cash and cash equivalents	2,065	2,218

Cash and cash equivalents - beginning of period	42,132	23,372

Cash and cash equivalents - end of period	$44,197	$25,590

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$526	$430
Income taxes	7,200	5,515

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

The Financial Accounting Standards Board (“FASB”) released SFAS 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 156 will be effective as of January 1, 2007. The Company does not believe the adoption of SFAS 156 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Share-Based Payments (continued):

Compensation cost for share-based arrangements and the impact of the adoption of SFAS 123(R) during the three and six months ended June 30, 2006 decreased income before income taxes by $0.21 million and $0.44 million, respectively, decreased net income by $0.10 million and $0.22 million, respectively, had no significant effect on basic and diluted earnings per share for the three months ended June 30, 2006 and decreased basic and diluted earnings per share by $0.01 for the six months ended June 30, 2006. The adoption of SFAS 123(R) had no impact on cash flow from operating activities or financing activities in the accompanying statement of cash flows.

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005 is as follows:

(In thousands except per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005

Reported net income	$3,214	$7,618
Less: Stock-based employee compensation determined under SFAS 123, net of taxes	(882)	(1,033)

Pro forma net income	$2,332	$6,585

Income per share, as reported:
Basic	$0.16	$0.38
Diluted	$0.16	$0.37

Pro forma net income per share:
Basic	$0.12	$0.33
Diluted	$0.11	$0.32

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Share-Based Payments (continued):

The following table summarizes stock option information as of June 30, 2006 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	985,550	$14.03
Granted	12,000	18.56
Exercised	(65,500)	7.77
Forfeited or expired	(11,050)	15.90

Outstanding at June 30, 2006	921,000	$14.51

At June 30, 2006, options for 972,079 shares were available for future grant under the plans.

The weighted average remaining contractual life of options outstanding as of June 30, 2006 is 2.5 years and the aggregate intrinsic value is $3.8 million.

As of June 30, 2006, there was no unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock as all options were fully vested upon grant. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 1.9 million euro. Options under these plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2006 and June 30, 2005 were as follows:

	June 30, 2006	June 30, 2005

Cash proceeds from stock options exercised	$508,720	$119,258
Tax benefits	0	0
Intrinsic value of stock options exercised	686,081	11,598,016

No tax benefit was recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2006 and 2005 were $6.32 and $4.97 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.9% in 2006 and 1.0% in 2005; volatility of 40% in 2006 and 2005; risk-free interest rates at the date of grant, 4.7% in 2006 and 3.5% in 2005; and an expected life of the option of four years in 2006 and 2005.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Share-Based Payments (continued):

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. The weighted average fair values of the options granted by Inter Parfums, S.A. during the six months ended June 30, 2006 and 2005 were 10.37 euro and 6.08 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94% in 2006 and 1.0% in 2005; volatility of 25% in 2006 and 22% in 2005; risk-free interest rates at the date of grant, 4.6% in 2006 and 4.5% in 2005; and an expected life of the option of four years in 2006 and 2005.

4. Comprehensive Income (Loss):

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Comprehensive income (loss):
Net income	$3,192	$3,214	$7,612	$7,618
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4,870	(6,059)	7,437	(10,661)
Change in fair value of derivatives	23	(4)	2	(139)

Comprehensive income (loss)	$8,085	$(2,849)	$15,051	$(3,182)

5. Segment and Geographic Areas:

The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances and United States operations primarily represent the sale of mass-market and specialty retail products. Information on the Company’s operations by geographical areas is as follows.

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Sales:
United States	$9,544	$8,183	$17,550	$17,773
Europe	60,776	55,293	124,282	117,222
Eliminations	(35)	(2,133)	(647)	(2,565)

	$70,285	$61,343	$141,185	$132,430

Net Income (Loss):
United States	$(500)	$(88)	$(1,323)	$155
Europe	3,659	3,564	8,945	7,737
Eliminations	33	(262)	(10)	(274)

	$3,192	$3,214	$7,612	$7,618

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

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$3,192	$3,214	$7,612	$7,618

Denominator:
Weighted average shares	20,315	20,179	20,291	19,940
Effect of dilutive securities:
Stock options	249	299	263	509

	20,564	20,478	20,554	20,449

7. Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2006	December 31, 2005

Raw materials and component parts	$28,091	$19,529
Finished goods	42,892	29,102

	$70,983	$48,631

8. Long-term Debt:

In July 2004, Inter Parfums, S.A. entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At June 30, 2006 exchange rates, maturities of long-term debt subsequent to June 30, 2006 are $2.0 million in 2006, $4.1 million in 2007 and 2008, and $2.0 million in 2009.

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

Overview

We operate in the fragrance and cosmetic industry, and manufacture, market and distribute a wide array of fragrances, cosmetics and health and beauty aids. We manage our business in two segments, European based operations and United States based operations. We specialize in prestige, specialty retail, and mass-market perfumes, cosmetics and other personal care products. Practically all of our prestige products are produced and marketed by our 73% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 27% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 5% of consolidated net sales. Our specialty retail and mass-market products are produced and marketed by our United States operations.

Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 88% of net sales for the six months ended June 30, 2006. We have built a portfolio of brands, which includes Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Nickel, Diane von Furstenberg and Quiksilver/Roxy whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 60% of net sales for both six month periods ended June 30, 2006 and 2005.

Our mass-market and specialty retail product lines, which are marketed through our United States operations represented 12% of sales for the six months ended June 30, 2006, and are comprised of fragrances, cosmetics, health and beauty aids and personal care products. Mass market products are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana. Our specialty retail products consist of products under development for Gap and Banana Republic. These new products are scheduled to launch at Banana Republic in the fall of 2006 and at Gap in 2007.

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

Gap and Banana Republic

On July 14, 2005, we entered into an exclusive agreement with Gap, Inc. to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. On March 2, 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada. This agreement marks our entrée into the specialty retail store fragrance business.

The initial term of this agreement expires on August 31, 2009, and the agreement includes an additional two-year optional term that expires on August 31, 2011, as well as a further additional two-year term that expires on August 31, 2013, in each case if certain retail sales targets are met or Gap, Inc. chooses to extend the term. In addition, if the agreement is extended for the first optional term, then Gap, Inc. has the right to terminate our rights under the agreement before the end of that first optional term if Gap, Inc. pays an amount specified in a formula, with the right to be exercised during the period beginning on September 1, 2010 and expiring on August 31, 2011.

The Banana Republic Discover Collection, a line of five fragrances is expected to hit Banana Republic stores in September 2006. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. A separate line of fragrance and personal care products is also in the works for Gap’s North American stores. That line is expected to launch in 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

In accordance with our agreement with Gap, Inc. we have established a dedicated operating unit and have begun staffing it. Eventually, this unit will employ between 15 to 25 people. We have incurred and expect to continue to incur staffing, product development and other start-up expenses, including those of a third-party design and marketing firm. To propel these programs forward, these expenses are expected to continue throughout the balance of 2006. In addition, we have transitioned component sourcing and production of Gap, Inc.’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap, Inc. of their existing product lines are minimal, as we are honoring all existing purchase commitments.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $1.9 million and $2.1 million for the six month periods ended June 30, 2006 and 2005, are included in selling, general and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2006 as Compared to the Three and Six Months Ended June 30, 2005

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2006	% Change	2005	2006	% Change	2005

European based product sales	$60.8	14%	$53.1	$123.6	8%	$114.6
United States based product sales	9.5	17%	8.2	17.6	( 1% )	17.8

Total net sales	$70.3	15%	$61.3	$141.2	7%	$132.4

Net sales for the three months ended June 30, 2006 increased 15% to $70.3 million, as compared to $61.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increase 16% for the period.

Net sales for the six months ended June 30, 2006 increased 7% to $141.2 million, as compared to $132.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increase 10% for the period. The strength of the US dollar in early 2006, gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 14% for the three months ended June 30, 2006 and 8% for the six months ended June 30, 2006, as compared to the corresponding periods of the prior year. The increase was fueled by the initial launch of Burberry London for women. In local currency, Burberry fragrance sales were up 21% and 12% for the three and six month periods ended June 30, 2006, respectively as compared to the corresponding periods of the prior year.

Our 2006 new product calendar is very ambitious, with new families of fragrances planned for our three largest brands. As noted above, Burberry London, a new women’s fragrance has recently launched and the men’s counterpart of this new fragrance family is scheduled for launch later this year. A new Lanvin women’s scent and a new Paul Smith men’s scent are also in the works. Finally, new men scents for S.T. Dupont and Nickel will also debut in 2006.

With respect to our United States based mass-market and specialty retail product lines, net sales were up 17% for the three months ended June 30, 2006 and down 1% for the six months ended June 30, 2006, as compared to the corresponding periods of the prior year. The sales gains are primarily the effect of having commenced shipment to Gap and Banana Republic their existing lines of fragrance and personal care products. With respect to traditional mass market products, we continue to experience a decline in sales. We believe that oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. In addition, sluggish economies in Mexico and Central and South America continue to adversely affect our customers in those territories.

INTER PARFUMS, INC. AND SUBSIDIARIES

The Banana Republic Discover Collection, a line of five fragrances is expected to hit Banana Republic stores in September. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. A separate line of fragrance and personal care products is also in the works for Gap’s North American stores. That line is expected to launch in 2007.

In accordance with our agreement with Gap, Inc. we have established a dedicated operating unit and have begun staffing it. Eventually this unit will employ 15 to 25 people. We have incurred and expect to continue to incur staffing, product development and other start-up expenses, including those of third-party design and marketing firms. To propel these programs forward, these expenses are expected to continue throughout the balance of 2006. In addition, we have transitioned component sourcing and production of Gap, Inc.’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on initial sales to Gap, Inc. of their existing product lines are minimal, as we are honoring all existing purchase commitments.

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

Gross margins	Three months ended June 30,		Six months ended June 30,
(In millions)	2006	2005	2006	2005

Net sales	$70.3	$61.3	$141.2	$132.4
Cost of sales	30.6	26.7	61.2	57.2

Gross margin	$39.7	$34.6	$80.0	$75.2

Gross margin as a percent of net sales	56%	56%	57%	57%

Gross profit margin was 56% for both three-month periods ended June 30, 2006 and 2005 and 57% for both six month periods ended June 30, 2006 and 2005. As previously reported, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we fine-tuned our operating model. This new model, which was put into effect as of the beginning of 2005, included increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and will involve the future formation of joint ventures or Company-owned subsidiaries within key markets to handle future distribution. Until we begin operations with our own distribution subsidiaries or joint ventures, we expect gross margins to remain steady.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general & administrative expense	Three months ended June 30,		Six months ended June 30,
(In millions)	2006	2005	2006	2005

Selling, general & administrative expense	$33.3	$27.6	$64.4	$59.2

Selling, general & administrative expense as a percent of net sales	47%	45%	46%	45%

Selling, general and administrative expense increased 21% and 9% for the three and six-month periods ended June 30, 2006, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expense was 47% and 46% of sales for the three and six-month periods ended June 30, 2006, respectively, as compared to 45% for both corresponding periods of the prior year.

In connection with our agreement with Gap, Inc. we continue to incur staff, product development and other start-up expenses, including those of third-party design and marketing firms. For the three and six month periods ended June 30, 2006, such expenses aggregated approximately $1.0 million and $3.0 million, respectively and are included in selling, general, and administrative expenses.

In addition, increased advertising expenditure requirements and increased royalties under our new license with Burberry are now reflected in both the 2006 and 2005 periods. Higher promotional costs were incurred in connection with the Burberry London Women’s fragrance launch. Promotion and advertising included in selling, general and administrative expenses aggregated $12.4 million and $22.0 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $7.9 million and $19.0 million, respectively, for the corresponding periods of the prior year. Royalty expense, included in selling, general, and administrative expenses, aggregated $5.7 million and $13.0 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $7.1 million and $14.8 million, respectively, for the corresponding periods of the prior year. Royalty obligations to Burberry are determined based on our distributor sales to retailers rather than our sales to our distributors. As a result, the timing of shipments to retailers and distributor inventory levels, can cause a complex relationship between sales and royalty expenses.

As a result of the details discussed above about gross margin and selling, general and administrative expenses, income from operations decreased 3% or $0.4 million for the six-month period ended June 30, 2006, as compared to the corresponding period of the prior year. Operating margins were 11.0% of net sales in the current six-month period as compared to 12% in the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest expense aggregated $0.3 million and $0.5 million for the three and six-month periods ended June 30, 2006, as compared to $0.4 million and $0.6 million for the corresponding periods of the prior year. In July 2004, Inter Parfums, S.A. entered into a 16 million euro, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging a three-month variable interest rate to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Foreign currency gains aggregated $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $0.1 million and a negligible gain for the three and six-month periods ended June 30, 2005, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 34.3% for both the three and six month periods ended June 30, 2006, as compared to 40% and 37% for the corresponding periods of the prior year. For the 2006 periods, tax benefits, including state and local tax benefits, from losses in the United States are at higher effective rates than taxes on foreign profits, resulting in a slightly lower overall effective tax rate. In 2005, a tax audit was commenced by the French Tax Authorities and assessments aggregating $0.4 million had been issued to Inter Parfums, S.A. and as of June 30, 2005, Inter Parfums, S.A. set up reserves for the full amount. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income was $3.2 million for both three month periods ended June 30, 2006 and 2005 and net income was $7.6 million for both six month periods ended June 30, 2006 and 2005. Although we experienced double digit sales growth, investments required for our new business ventures affected our net margins in the short term.

Diluted earnings per share were $0.16 for both three month periods ended June 30, 2006 and 2005 and diluted earnings per share were $0.37 for both six month periods ended June 30, 2005. Weighted average shares outstanding aggregated 20.3 million for both the three and six-month periods ended June 30, 2006, as compared to 20.2 million and 19.9 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.6 million for both the three and six-month periods ended June 30, 2006, as compared to 20.5 million and 20.4 million for the corresponding periods of the prior year. The increase in weighted average shares outstanding with a lesser increase in diluted shares outstanding, is the result of employees’ exercise of outstanding stock options.

Liquidity and Financed Resources

Our financial position remains strong. At June 30, 2006, working capital aggregated $148 million and we had a working capital ratio of 2.7 to 1. Cash and cash equivalents and short-term investments aggregated $59 million.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Cash used in operating activities aggregated $4.8 million for the six months ended June 30, 2006 as compared to $6.5 million of cash that was provided by operating activities for the six months ended June 30, 2005. At June 30, 2006, cash flows from operating activities shows inventories increased 39% from December 31, 2005. Inventories were at an unusually low level as of December 31, 2005 as no major new product launches were on the calendar. As previously mentioned, our 2006 new prestige product calendar is very ambitious, with launches of new fragrance families planned for our three largest prestige brands. In addition, an inventory buildup was required to transition component sourcing and production of Gap, Inc.’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company.

Cash flows from investing activities, reflect proceeds from the sale of short-term investments, approximately $1.4 million in payments for intangible assets and approximately $1.9 million in capital expenditures. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2006 are expected to be in the range of $3.5 million to $4.5 million, as a result of our ambitious launch schedule and the planned renovation of our United States corporate offices. Cash flows from investing activities also reflect the sale of the Molyneux trademark in June 2006. Such sale brought in proceeds of $0.9 million and resulted in a loss of $0.2 million.

In March 2006, our board of directors approved the continuation of our cash dividend of $.16 per share, approximately $3.3 million per annum, payable $.04 per share on a quarterly basis. Our next cash dividend of $.04 per share will be paid on October 13, 2006 to shareholders of record on September 29, 2006. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $2.8 million and $2.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The cash dividend in 2006 represents a small part of our overall cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash at June 30, 2006, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2006 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Generally, actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs. However, we have used $9.3 million of our credit lines for inventory buildup required as the result of our scheduled new product launches.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the period ended June 30, 2006.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2006, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $39.6 million and GB Pounds 5.3 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on 24 July 2006 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

(b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell Greenberg, Philippe Santi, Francois Heilbronn, Joseph A. Caccamo, Jean Levy, Robert Bensoussan-Torres, Jean Cailliau, Serge Rosinoer and Patrick Choël. The results of the voting were as set forth below. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

Nominee	Votes For	Votes Withheld
Jean Madar	17,041,127	1,618,817
Philippe Benacin	17,041,127	1,618,817
Russell Greenberg	16,961,304	1,698,640
Philippe Santi	18,481,044	178,900
Francois Heilbronn	16,971,604	1,688,340
Joseph A. Caccamo	18,562,140	97,804
Jean Levy	18,562,240	97,704
Robert Bensoussan-Torres	18,651,627	8,317
Jean Cailliau	17,041,127	1,618,817
Serge Rosinoer	18,651,727	9,217
Patrick Choël	18,651,627	8,317

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following document is filed herewith:

Exhibit No.	Description

4.21.1	Amendment to the Company’s 2004 Nonemployee Director Stock Option Plan

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2006.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer