Form 10-Q
period 2006-09-30
INTER PARFUMS INC
filed 2006-11-08
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 6, 2006 there were 20,353,910 shares of common stock, par value $.001 per share, outstanding.

INDEX

Part I. Financial Information	Page Number

Item 1.Financial Statements	1

Consolidated Balance Sheets
as of September 30, 2006 (unaudited)
and December 31, 2005	2

Consolidated Statements of Income
for the Three and Nine Months Ended
September 30, 2006 (unaudited)
and September 30, 2005 (unaudited)	3

Consolidated Statements of Cash Flows
for the Nine Months Ended
September 30, 2006 (unaudited) and
September 30, 2005 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4. Controls and Procedures	23

Part II. Other Information	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	24

Certifications	25

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire calendar year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

ASSETS
	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$40,683	$42,132
Short-term investments	13,300	17,400
Accounts receivable, net	110,452	82,231
Inventories	70,995	48,631
Receivables, other	2,559	2,119
Other current assets	5,545	4,213
Income tax receivable	449	104
Deferred tax assets	3,677	3,011

Total current assets	247,660	199,841

Equipment and leasehold improvements, net	7,430	5,835

Trademarks, licenses and other intangible assets, net	55,498	30,136

Goodwill	4,791	4,476

Other assets	600	622

	$315,979	$240,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable - banks	$10,250	$989
Current portion of long-term debt	4,051	3,775
Accounts payable	44,155	40,359
Accrued expenses	60,263	21,555
Income taxes payable	1,184	1,269
Dividends payable	813	810

Total current liabilities	120,716	68,757

Long-term debt, less current portion	7,311	9,437

Deferred tax liability	1,951	1,783

Put option	1,172	743

Minority interest	39,190	32,463

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,335,910 and 20,252,310 shares at September 30, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	37,363	36,640
Retained earnings	123,032	112,802
Accumulated other comprehensive income	10,533	3,574
Treasury stock, at cost, 6,302,768 common shares at September 30, 2006 and December 31, 2005	(25,309)	(25,309)

	145,639	127,727

	$315,979	$240,910

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$89,690	$75,446	$230,876	$207,875

Cost of sales	41,002	33,089	102,221	90,346

Gross margin	48,688	42,357	128,655	117,529

Selling, general and administrative	39,263	35,124	103,664	94,286

Income from operations	9,425	7,233	24,991	23,243

Other expenses (income):
Interest expense	311	92	830	692
(Gain) on foreign currency	(66)	(107)	(447)	(104)
Interest and dividend (income)	(282)	(268)	(1,297)	(962)
(Gain) on subsidiary’s issuance of stock	(5)	(26)	(17)	(11)

	(42)	(309)	(931)	(385)

Income before income taxes and minority interest	9,467	7,542	25,922	23,628

Income taxes	3,192	2,545	8,827	8,520

Income before minority interest	6,275	4,997	17,095	15,108

Minority interest in net income of consolidated subsidiary	1,630	1,243	4,838	3,737

Net income	$4,645	$3,754	$12,257	$11,371

Net income per share:
Basic	$0.23	$0.19	$0.60	$0.57
Diluted	$0.23	$0.18	$0.60	$0.56

Weighted average number of shares outstanding:
Basic	20,322	20,189	20,302	20,023
Diluted	20,546	20,556	20,551	20,485

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,257	$11,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,750	3,238
Provision for doubtful accounts	45	66
Noncash stock compensation	473	--
Loss (gain) on sale of trademark	243	(150)
Minority interest in net income of consolidated subsidiary	4,838	3,737
Deferred tax (benefit)	(479)	(625)
Change in fair value of put option	369	187
(Gain) on subsidiary’s issuance of stock	(17)	(11)
Changes in:
Accounts receivable	(22,667)	(25,290)
Inventories	(19,381)	2,991
Other assets	(1,268)	(4,711)
Accounts payable and accrued expenses	15,816	18,135
Income taxes payable, net	(533)	(1,231)

Net cash provided by (used in) operating activities	(6,554)	7,707

Cash flows from investing activities:
Purchases of short-term investments	--	(2,100)
Proceeds from sale of short-term investments	4,100	2,000
Purchase of equipment and leasehold improvements	(2,793)	(1,806)
Payment for licenses, trademarks and other intangible assets	(4,101)	(343)
Proceeds from sale of trademark	1,121	185

Net cash (used in) investing activities	(1,673)	(2,064)

Cash flows from financing activities:
Increase in loans payable - bank	9,119	5,467
Proceeds from long-term debt	--	--
Repayment of long-term debt	(2,990)	(3,027)
Proceeds from sale of stock of subsidiary	681	690
Proceeds from stock-based compensation transactions	657	391
Dividends paid	(2,434)	(2,196)
Dividends paid to minority interest	(1,218)	(1,106)
Purchases of treasury stock	--	(150)

Net cash provided by financing activities	3,815	69

Effect of exchange rate changes on cash	2,963	(2,729)

Net (decrease) increase in cash and cash equivalents	(1,449)	2,983

Cash and cash equivalents - beginning of period	42,132	23,372

Cash and cash equivalents - end of period	$40,683	$26,355

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$985	$462
Income taxes	10,228	8,094

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In March 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) 156, Accounting for Servicing of Financial Assets (“SFAS 156”), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 156 will be effective as of January 1, 2007. The Company does not believe the adoption of SFAS 156 will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). While the statement does not expand the use of fair value in any new circumstances it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	New Accounting Pronouncements (continued):

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on the Company’s consolidated financial statements.

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

Compensation cost for share-based arrangements and the impact of the adoption of SFAS 123(R) during the three and nine months ended September 30, 2006 decreased income before income taxes by $0.24 million and $0.69 million, respectively, decreased net income by $0.12 million and $0.34 million, respectively, reduced basic earnings per share by $0.01 and $0.02, respectively, and decreased diluted earnings per share by $0.01 for the nine months ended September 30, 2006. The adoption of SFAS 123(R) had no impact on cash flow from operating activities or financing activities in the accompanying statements of cash flows.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Share-Based Payments (continued):

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005 is as follows:

(In thousands except per share data)	Three months ended September 30,	Nine months ended September 30,
	2005	2005

Reported net income	$3,754	$11,371
Less: Stock-based employee compensation determined under SFAS 123, net of taxes	(92)	(921)

Pro forma net income	$3,662	$10,450

Income per share, as reported:
Basic	$0.19	$0.57
Diluted	$0.18	$0.56

Pro forma net income per share:
Basic	$0.18	$0.52
Diluted	$0.18	$0.51

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

The following table summarizes stock option activity and related information as of September 30, 2006 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	985,550	$14.03
Granted	12,000	18.56
Exercised	(83,600)	7.91
Forfeited or expired	(71,550)	17.51

Outstanding at September 30, 2006	842,400	$14.41

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Share-Based Payments (continued):

At September 30, 2006, options for 972,079 shares were available for future grant under the plans.

The weighted average remaining contractual life of options outstanding as of September 30, 2006 is 2.2 years and the aggregate intrinsic value is $4.7 million.

As of September 30, 2006, there was no unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock as all options were fully vested upon grant. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 1.7 million euro. Options under these plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2006 and September 30, 2005 were as follows:

	September 30, 2006	September 30, 2005

Cash proceeds from stock options exercised	$661,119	$390,701
Tax benefits	0	0
Intrinsic value of stock options exercised	839,401	12,360,511

No tax benefit was recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2006 and 2005 were $6.32 and $4.97 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.9% in 2006 and 1.0% in 2005; volatility of 40% in 2006 and 2005; risk-free interest rates at the date of grant, 4.7% in 2006 and 3.5% in 2005; and an expected life of the option of four years in 2006 and 2005.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. The weighted average fair values of the options granted by Inter Parfums, S.A. during the nine months ended September 30, 2006 and 2005 were 10.37 euro and 6.08 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94% in 2006 and 1.0% in 2005; volatility of 25% in 2006 and 22% in 2005; risk-free interest rates at the date of grant, 4.6% in 2006 and 4.5% in 2005; and an expected life of the option of four years in 2006 and 2005.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Comprehensive Income:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$4,645	$3,754	$12,257	$11,371
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(506)	(182)	6,931	(10,843)
Change in fair value of derivatives	26	2	28	(137)

Comprehensive income	$4,165	$3,574	$19,216	$391

5.	Segment and Geographic Areas:

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Sales:
United States	$13,624	$8,305	$31,174	$26,078
Europe	76,506	67,159	200,788	184,380
Eliminations	(440)	(18)	(1,086)	(2,583)

	$89,690	$75,446	$230,876	$207,875

Net Income:
United States	$212	$115	$(1,111)	$270
Europe	4,404	3,482	13,349	11,219
Eliminations	29	157	19	(118)

	$4,645	$3,754	$12,257	$11,371

6.	Earnings Per Share:

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Earnings Per Share (continued):

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$4,645	$3,754	$12,257	$11,371

Denominator:
Weighted average shares	20,322	20,189	20,302	20,023
Effect of dilutive securities:
Stock options and warrants	224	367	249	462

	20,546	20,556	20,551	20,485

7.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2006	December 31, 2005

Raw materials and component parts	$29,531	$19,529
Finished goods	41,464	29,102

	$70,995	$48,631

8.	Long-term Debt:

In July 2004, Inter Parfums, S.A. entered into a €16 million five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At the September 30, 2006 exchange rate, maturities of long-term debt subsequent to September 30, 2006 are $1.0 million in 2006, $4.1 million in 2007 and 2008, and $2.0 million in 2009.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Entry into Material Definitive Agreements:

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

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The agreement runs through December 31, 2018, and each party has the right to extend the term for five years on or before June 1, 2018 if certain sales targets are met in year 2017. Our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. As an inducement to enter into this license agreement, we agreed to pay €18 million (approximately $22.5 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment, and we agreed to purchase the existing inventory of approximately $4.0 million held by YSL Beauté, the current licensee. The liability for the €18 million up front payment is included in accrued expenses on the accompanying balance sheet as of September 30, 2006. The license agreement will become effective on January 1, 2007, subject to the purchase of the inventory which we anticipate will occur in January 2007.

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

Our prestige product lines, which are manufactured and distributed by us primarily under license agreements with brand owners, represented approximately 86% of net sales for the nine months ended September 30, 2006. We have built a portfolio of brands, which includes Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Nickel, Diane von Furstenberg, Quiksilver/Roxy and Van Cleef & Arpels whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 59% of net sales for the nine month period ended September 30, 2006.

Our mass-market and specialty retail product lines, which are marketed through our United States operations represented 14% of sales for the nine months ended September 30, 2006, and are comprised of fragrances, cosmetics, health and beauty aids and personal care products. Mass market products are sold under trademarks owned by us or pursuant to license agreements we have for the trademarks Jordache and Tatiana. Our specialty retail products consist of products developed for Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, North American stores.

INTER PARFUMS, INC. AND SUBSIDIARIES

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses, ventures or out-right acquisitions of brands. Second, we grow through the creation of product line extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each prestige brand in our portfolio and new product development for our specialty retail and mass market product lines is ongoing.

Our business is not very capital intensive, and it is important to note that we do not own any manufacturing facilities. Rather, we act as a general contractor and source needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several outside fillers which manufacture the finished good for us and ship it back to our distribution center.

Recent Important Events

Van Cleef & Arpels

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. Van Cleef & Arpels is a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018, and each party has the right to extend the term for five years on or before June 1, 2018 if certain sales targets are met in year 2017.

As an inducement to enter into this license agreement we agreed to pay €18 million (approximately $22.5 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment, and we agreed to purchase the existing inventory held by YSL Beauté, the current licensee. The license agreement will become effective on January 1, 2007, subject to the purchase of the inventory which we anticipate will occur in January 2007.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

The Banana Republic Discover Collection, a line of five fragrances was launched at Banana Republic’s North American stores in September 2006. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. In addition, a full line of bath and body products as well as home fragrance products were created to complement the fragrance selection. A separate line of fragrance and personal care products is also in the works for Gap’s North American stores. That line is expected to launch in 2007.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer's financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $3.5 million and $3.2 million for the nine month periods ended September 30, 2006 and 2005, respectively, are included in selling, general and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

Long-lived assets, including trademarks, licenses, goodwill and other rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, then we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of other long-lived assets should be shortened, we would amortize the net book value in excess of the residual value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2006 as Compared to the Three and Nine Months Ended September 30, 2005

Net Sales

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in millions)

European based product sales	$76.1	$67.1	13%	$199.7	$181.8	10%
United States based product sales	13.6	8.3	64%	31.2	26.1	20%
	$89.7	$75.4	19%	$230.9	$207.9	11%

Net sales for the three months ended September 30, 2006 increased 19% to $89.7 million, as compared to $75.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 13% for the period.

Net sales for the nine months ended September 30, 2006 increased 11% to $230.9 million, as compared to $207.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales also increase 11% for the period.

European based prestige product sales increased 13% for the three months ended September 30, 2006 and 10% for the nine months ended September 30, 2006, as compared to the corresponding periods of the prior year. Contributing to the sales growth was the debut of Lanvin Rumeur and solid gains made by Éclat d’Arpège, which has been a strong seller since its introduction in 2002. In local currency, Lanvin fragrance sales were up 56% and 23% for the three and nine month periods ended September 30, 2006, respectively, as compared to the corresponding periods of the prior year.

Increased Burberry sales, reflecting the successful launch and rollout of the Burberry London fragrance family with only a modest decline by other fragrances within the brand also contributed to the European based prestige product sales increase. In local currency, Burberry fragrance sales were up 5% and 9% for the three and nine month periods ended September 30, 2006, respectively, as compared to the corresponding periods of the prior year.

The final quarter of 2006 will include the launch of the men’s fragrance, Paul Smith Story and plans for 2007 include women’s fragrances for S.T. Dupont, Christian Lacroix and our first Roxy fragrance.

With respect to our United States based specialty retail and mass-market product lines, net sales were up 64% and 20% for the three and nine month periods ended September 30, 2006, respectively, as compared to the corresponding periods of the prior year. The sales gains are primarily the effect of having commenced, in early 2006, shipments to Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, their existing lines of fragrance and personal care products. For the three month period ended September 30, 2006, the sales increase also reflects the launch of the Banana Republic Discover Collection, a line of five fragrances which debuted in Banana Republic’s North American stores in September. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. In addition, a full line of bath and body products as well as home fragrance products were created to complement the fragrance selection. A separate line of fragrance and personal care products is also in the works for Gap’s North American stores. That line is expected to launch in early 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

In accordance with our agreement with Gap, Inc., we have established a dedicated operating unit and have begun staffing it. Eventually this unit will employ in excess of 25 people. We have incurred and expect to continue to incur staffing, product development and other start-up expenses, including those of third-party design and marketing firms. To propel these programs forward, these expenses are expected to continue throughout the balance of 2006 and early 2007. In addition, we have transitioned component sourcing and production of Gap, Inc.’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company. Margins on sales to Gap, Inc. of their existing product lines are minimal, as we are honoring all existing purchase commitments.

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

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. Van Cleef & Arpels is a prestigious and legendary world-renowned jewelry designer. As an inducement to enter into this license agreement we agreed to pay €18 million (approximately $22.5 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment, and we agreed to purchase the exisiting inventory of approximately $4.0 million held by YSL Beauté, the current licensee. The license agreement will become effective on January 1, 2007, and we are planning for the launch of a new Van Cleef & Arpels fragrance in 2008.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross Margins

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net sales	$89.7	$75.5	$230.9	$207.9
Cost of sales	41.0	33.1	102.2	90.4
Gross margin	$48.7	$42.4	$128.7	$117.5
Gross margin as a percent of net sales	54%	56%	56%	57%

Gross profit margin was 54% and 56% for the three and nine month periods ended September 30, 2006, respectively, as compare to 56% and 57% for the corresponding periods of the prior year. The gross margin decline in 2006 is the result of increased sales of lower margin United States product lines and increased point of purchase promotional activities in 2006 to support our aggressive 2006 prestige fragrance launch schedule.

INTER PARFUMS, INC. AND SUBSIDIARIES

As previously reported, in anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we fine-tuned our operating model. This new model, which was put into effect as of the beginning of 2005, included increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and will involve the future formation of joint ventures or Company-owned subsidiaries in the United Kingdom, Germany, Italy and Spain, to handle future distribution. Until we begin operations with our own distribution subsidiaries or joint ventures planned for January 2007, we expect gross margins to remain relatively steady.

Selling, General & Administrative Expense

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Selling, general & administrative	$39.3	$35.1	$103.7	$94.3
Selling, general & administrative as a percent of net sales	44%	47%	45%	45%

Selling, general and administrative expense increased 12% and 10% for the three and nine-month periods ended September 30, 2006, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expense was 44% and 45% of sales for the three and nine-month periods ended September 30, 2006, respectively, as compared to 47% and 45% for the corresponding periods of the prior year.

In connection with our agreement with Gap, Inc., we continue to incur staff, product development and other start-up expenses, including those of third-party design and marketing firms. For the three and nine month periods ended September 30, 2006, such expenses aggregated approximately $2.0 million and $5.0 million, respectively and are included in selling, general, and administrative expenses.

Increased advertising expenditure requirements and increased royalties under our new license with Burberry are now reflected in both the 2006 and 2005 periods. Higher promotional costs were incurred in connection with the Burberry London Women’s fragrance launch. Promotion and advertising included in selling, general and administrative expenses aggregated $13.1 million and $35.1 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $12.7 million and $31.7 million, respectively, for the corresponding periods of the prior year. Royalty expense, included in selling, general, and administrative expenses, aggregated $10.4 million and $23.4 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $8.8 million and $23.6 million, respectively, for the corresponding periods of the prior year. In September 2006, the license with Burberry was amended to, among other matters, simplify the method of calculating royalty payments beginning January 1, 2006. In markets where distributors are used, the royalty payment is now based on our ex-factory sales rather than the former method based on our distributor’s wholesale sales to retailers. The estimated impact of this change was an increase to royalty expense by approximately $1.5 million for the three months ended September 30, 2006.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a result of the details discussed above with respect to gross margin and selling, general and administrative expenses, income from operations increased 7.5% or $1.7 million for the nine-month period ended September 30, 2006, as compared to the corresponding period of the prior year. Operating margins were 11.0% of net sales for both nine-month periods ended September 30, 2006 and 2005.

Interest expense aggregated $0.3 million and $0.8 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $0.1 million and $0.7 million for the corresponding periods of the prior year. We use short-term borrowings from credit lines available to us, as needed, to finance our working capital requirements.

Foreign currency gains aggregated $0.1 million and $0.4 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $0.1 million for both the three and nine-month periods ended September 30, 2005. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 34% for both the three and nine-month periods ended September 30, 2006, as compared to 34% and 36%, respectively, for the corresponding periods of the prior year. For the nine-month period ended September 30, 2006, tax benefits, including state and local tax benefits, from losses in the United States are at higher effective rates than taxes on foreign profits, resulting in a slightly lower overall effective tax rate. No significant changes in tax rates were experienced nor are any expected in jurisdictions where we operate.

Net income increased 24% to $4.6 million for the three months ended September 30, 2006, as compared to $3.8 million for the corresponding period of the prior year. Net income increased 8% to $12.3 million for the nine months ended September 30, 2006, as compared to $11.4 million for the corresponding period of the prior year.

Diluted earnings per share increased 28% to $0.23 for the three months ended September 30, 2006, as compared to $0.18 for the corresponding period of the prior year. Diluted earnings per share increased 7% to $0.60 for the nine months ended September 30, 2006, as compared to $0.56 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 20.3 million for both the three and nine-month periods ended September 30, 2006, as compared to 20.2 million and 20.0 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.5 million and 20.6 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to 20.6 million and 20.5 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Financed Resources

Our financial position remains strong. At September 30, 2006, working capital aggregated $127 million and we had a working capital ratio in excess of 2 to 1. Cash and cash equivalents and short-term investments aggregated $54 million.

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. As an inducement to enter into this license agreement we agreed to pay €18 million to Van Cleef & Arpels Logistics SA as a lump sum, up front royalty payment, and we agreed to purchase the exisiting inventory held by YSL Beauté, the current licensee. The liability for the €18 million up front payment is included in accrued expenses on the accompanying balance sheet as of September 30, 2006. The license agreement will become effective on January 1, 2007, subject to the purchase of the inventory which we anticipate will occur in January 2007.

In July 2004, Inter Parfums, S.A. entered into a €16 million, five-year credit agreement. In order to reduce exposure to rising variable interest rates, Inter Parfums, S.A. entered into a swap transaction effectively exchanging a three-month variable interest rate to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

In April 2004, Inter Parfums, S.A. acquired a 67.5% interest in Nickel for approximately $4.5 million, net of cash acquired. We funded this acquisition with cash on hand. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to Inter Parfums, S.A. from January 2007 through June 2007. Based on an independent valuation, management had valued the put options as of the date of acquisition. These options are carried at fair value as determined by management.

The purchase price for the minority shares will be based upon a formula applied to Nickel’s sales for the year ending December 31, 2006, pro rated for the minority holders’ equity in Nickel or at a price approximately 7% above the April 2004 purchase price.

Cash used in operating activities aggregated $6.6 million for the nine months ended September 30, 2006 as compared to $7.7 million of cash that was provided by operating activities for the nine months ended September 30, 2005. At September 30, 2006, cash flows used-in operating activities shows inventories increased 40% from December 31, 2005. Inventories were at an unusually low level as of December 31, 2005 as no major new product launches were on the calendar. Our 2006 new prestige product calendar has been very ambitious, with launches of new fragrance families for our three largest prestige brands. In addition, an inventory buildup was required for new products created for the September launch at Banana Republic’s North American stores as well as the transitioning of component sourcing and production of Gap, Inc.’s existing fragrance and personal care product lines to suppliers and contract fillers of the Company.

For the nine months ended September 30, 2006, cash flows used-in operating activities shows that accounts receivable increased 28% from the December 31, 2005 balance while sales were up 20% during the same period. Our holiday selling season begins in June and runs through October and it is not unusual to see a significant increase as of the end of the third quarter and its reversal during the fourth quarter.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows from investing activities, reflect proceeds from the sale of short-term investments, approximately $4.1 million in payments for intangible assets and approximately $2.8 million in capital expenditures. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2006 are expected to be in the range of $3.5 million to $4.5 million, as a result of our ambitious launch schedule and the planned renovation of our United States corporate offices. Cash flows from investing activities also reflect the sale of the Molyneux trademark in June 2006. Such sale brought in proceeds of $0.9 million and resulted in a loss of $0.2 million.

In March 2006, our board of directors approved the continuation of our cash dividend of $.16 per share, approximately $3.3 million per annum, payable $.04 per share on a quarterly basis. Our next cash dividend of $.04 per share will be paid on January 15, 2007 to shareholders of record on December 29, 2006. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $3.7 million and $3.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The cash dividend in 2006 represents a small part of our overall cash position and is not expected to have any significant impact on our financial position.

Our short-term financing requirements are expected to be met by available cash at September 30, 2006, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2006 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Generally, actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs. However, as of September 30, 2006, we are using $10.2 million of our credit lines to finance working capital needs of our 2006 new product launches.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the period ended September 30, 2006.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2006, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $44.6 million and GB Pounds 8.1 million.

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

Part II. Other Information

Items 1, 1A, 2, 3, 4 and 5 are omitted as they are either not applicable or have been included in Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of our agreement with The Gap, Inc. (“Gap”), on September 1, 2006, we granted to Gap a warrant to purchase 100,000 shares of our common stock exercisable for five years at $17.194 and have also agreed to register with the Securities and Exchange Commission the shares purchasable thereunder for resale after January 1, 2007. The grant was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Pending the effective date of such registration statement, Gap has agreed that, if the warrant is exercised, then Gap would purchase the shares of common stock for investment and not with a view towards resale to the public.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following document is filed herewith:
Exhibit No.	Description

10.128
License Agreement Between Van Cleef & Arpels Logistics SA, And Inter Parfums, S.A., entered into on June 19, 2006 (Certain confidential information in this Exhibit 10.128 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.128.1	Addendum No. 1 to License Agreement Between Van Cleef & Arpels Logistics SA, And Inter Parfums, S.A

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2006.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer