Form 10-K
period 2006-12-31
INTER PARFUMS INC
filed 2007-03-16
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006 or

☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                                 to                                .

Commission file no. 0-16469

Inter Parfums, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 212.983.2640.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.001 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None.
Title of Class

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $147,451,000 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 5, 2007: 20,437,292.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include dependence upon Burberry for a significant portion of our sales, continuation and renewal of existing license agreements, sales and marketing efforts of The Gap, Inc., protection of our intellectual property rights, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon third party manufacturers and distributors, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or “Trade Dress”.

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

PART I

Item 1. Business

Introduction

We are Inter Parfums, Inc. We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. on July 14, 1999. We have also retained our brand name, Jean Philippe Fragrances, for some of our mass-market products.

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

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol "IPAR" and we are considered a “controlled company” under the applicable rules of The Nasdaq Stock Market. The common shares of our subsidiary, Inter Parfums S.A., are traded on the Euronext Exchange.

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

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 72% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 28% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 3% of consolidated net sales.

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners and prestige product sales represented approximately 84% of net sales for 2006. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, sales of Burberry products represented 57%, 60% and 62% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Our prestige products focus on niche brands with a devoted following. By concentrating in markets where the brands are known, Inter Parfums has had many successful launches. We typically launch new fragrance families for our brands every 2-3 years, with some frequent “seasonal” fragrances introduced as well.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operation and represented 16% of sales for the year ended December 31, 2006. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Aziza and Jordache trademarks.

The creation and marketing of each product family is intimately linked with the brand’s name, its past and present positioning, customer base and, more generally, the prevailing market atmosphere. Accordingly, we generally study the market for each proposed family of fragrance products for almost a full year before we introduce any new product into the market. This study is intended to define the general position of the fragrance family and more particularly its scent, bottle, packaging and appeal to the buyer. In our opinion, the unity of these four elements of the marketing mix makes for a successful product.

Over the past five years, we have grown our business at both the top line and the bottom line. We have grown from $130.4 million in sales in 2002 to $321.1 million in 2006, representing a compounded annual growth rate of 25%. During the same period, our net income grew from $9.4 million in 2002 to $17.7 million in 2006, representing a compounded annual growth rate of 17%. Our management targets organic long term sales growth of approximately 10% (measured on an annual basis) and long term net income growth of approximately 12% - 15% (measured on an annual basis). There can be no assurance that we will achieve these targets in any particular period, or at all, however.

2006 Developments

Van Cleef & Arpels

In September 2006, our Paris-based subsidiary, Inter Parfums, S.A., and Van Cleef & Arpels Logistics SA, entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The term of the license expires on December 31, 2018, and each party has the right to extend the term for five years on or before June 1, 2018 if certain sales targets are met in year 2017. Our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

In January 2007 Inter Parfums S.A. paid  €18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA as a lump sum, up front royalty payment, and purchased the existing inventory held by YSL Beauté, the former licensee, for approximately $2.1 million.

Quiksilver/Roxy

In March 2006 our Paris-based subsidiary, Inter Parfums S.A., and QS Holdings SARL signed an exclusive worldwide license agreement for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The term of the license expires in December 2017. Our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Gap and Banana Republic

In March 2006, we entered into an addendum to our exclusive agreement with Gap, whereby we obtained the additional rights to develop, produce, manufacture and distribute personal care and home fragrance products for Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

In September 2006, we launched the Banana Republic Discover Collection, a family of five fragrances, we developed and supply to Banana Republic’s North American stores. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. A separate family of fragrance and personal care products is also in the works for Gap’s North American stores. That fragrance family is scheduled for an initial launch in May 2007, with the rollout continuing throughout the balance of the year and into 2008. In addition, we have been supplying Banana Republic and Gap stores with their existing personal care products, and we have created new holiday programs for this past holiday season.

Our Prestige Products

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners and prestige product sales represented approximately 84% of net sales for 2006. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, sales of Burberry products represented 57%, 60% and 62% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

The following is a summary of the prestige brand names owned or licensed by us:

Brand Name	Licensed Or Owned	Date Acquired	Term, Including Option Periods
Burberry	Licensed	July 2004	12.5 years and additional 5-year optional term that requires mutual consent
Lanvin	Licensed	July 2004	15-year
S.T. Dupont	Licensed	July 1997	Through June 30, 2011.
Paul Smith	Licensed	Dec. 1998	12 years
Celine	Licensed	May 2000	Through December 31, 2007.
Nickel	Owned	April 2004	N/A
Christian Lacroix	Licensed	March 1999	11 years
Quiksilver/Roxy	Licensed	March 2006	Through December 31, 2017
Van Cleef & Arpels	Licensed	Oct. 2006	Through December 31, 2018, plus a 5-year option if certain sales targets are met

Prestige Fragrances

BURBERRY -- Burberry is our leading prestige fragrance brand and we operate under an exclusive worldwide license with Burberry Limited that was originally entered into in 1993 and replaced by a new agreement in 2004.

We have had significant success in introducing new fragrance families under the Burberry brand name. We have introduced several fragrance families including Burberry, Burberry Week End, Burberry Touch, Burberry Brit and Burberry London. Successful distribution has been achieved in more than a hundred countries around the world by differentiating the positioning and target consumer of each of the families. Our success is evidenced by a 32% five-year compounded annual growth rate in sales of fragrances under the Burberry brand since 2001.

The largest Burberry fragrance family, Burberry Brit, of which the women’s scent was launched in fall 2003 and the men’s scent launched in fall 2004, has received much industry recognition. Burberry Brit for Women was named the Fragrance of the Year in the Women’s Luxe category at the Annual Fragrance Foundation FiFi Awards in 2004. Burberry Brit for Men received two awards at the Annual Fragrance Foundation FiFi Awards in April 2005 for Best Men’s Fragrance in the Luxe category and for Best Print National Advertising Campaign of the Year. The most recent Burberry fragrance family, Burberry London, of which the women’s scent was launched in fall 2005 and the men’s scent launched in spring of 2006, has also been well received. The success of the Burberry London launch and subsequent rollout was slightly offset by a modest decline by other fragrances within the brand. As the Burberry brand continues to develop and expand by attracting new customers, the Burberry fragrance portfolio follows suit expanding and continuing to post sales growth.

LANVIN -- In June 2004, Inter Parfums S.A. and Lanvin S.A. signed a worldwide license agreement to create, develop and distribute fragrance lines under the Lanvin brand name. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia, particularly with the lines Arpège (created in 1927), Lanvin L’Homme (1997) and Eclat d’Arpège (2002). Our first Lanvin fragrance, Arpège pour Homme, debuted in late 2005. Arpège by Lanvin won the honor of entering the Fragrance Hall of Fame at the 2005 FiFi Awards, an honor given to the best fragrance sold for at least 15 years that has been revitalized. During 2006, we began the launch Rumeur, our first new Lanvin fragrance for women, which was followed by a wider geographic rollout over the early months of 2007. In addition to the successful debut of Lanvin Rumeur, solid sales gains made by Éclat d’Arpège which has been a strong seller since its introduction in 2002.

PAUL SMITH -- We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extreme and Paul Smith London. Paul Smith London for Men was awarded a FiFi award in April 2005 for Best Men’s Fragrance in the Nouveau Niche category. In the fourth quarter of 2006 we launched the men’s fragrance, Paul Smith Story, and in the Fall of 2007, we have scheduled the launch of a new women’s fragrance for Paul Smith.

S.T. DUPONT -- In June 1997, we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Fragrances include: S.T. Dupont Paris, S.T. Dupont Essence Pure and L’Eau de S.T. Dupont. During 2006 we extended the term of this license until June 30, 2011. In addition, during 2006 we launched the new men’s fragrance, S.T. Dupont Noir, which was received well in Eastern Europe and the Middle East. For 2007 we are planning to launch a new women’s fragrance for S.T. Dupont.

CHRISTIAN LACROIX -- In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, formerly a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our Christian Lacroix fragrances families for both men and women include: Eau Florale, Bazar and Tumulte. A new women’s fragrance for is slated for Spring 2007.

VAN CLEEF & ARPELS -- In September 2006, our Paris-based subsidiary, Inter Parfums, S.A., and Van Cleef & Arpels Logistics SA, entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The term of the license expires on December 31, 2018. We believe this agreement with Van Cleef & Arpels, the prestigious and legendary world-renowned jewelry designer, is an important step in our development. We also believe its growth potential will strengthen opportunities for expansion of our fragrance business in the high luxury segment. In 1976, Van Cleef & Arpels was a pioneer among jewelers with its launch of the fragrance, First, which exemplified the tradition of boldness of the jewelry house. We plan to build upon sales base by promoting the two strongest families, First and Tsar, and then create an entirely new line for launch in 2008.

QUIKSILVER/ROXY -- In March 2006 our Paris-based subsidiary, Inter Parfums S.A., and QS Holdings SARL signed an exclusive worldwide license agreement for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The term of the license expires in December 2017.

We intend to develop entirely new product categories for each of the two brands, which are important brands for the global youth market and synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Quiksilver Inc.’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its board riding culture and heritage, while its winter sports and golf brands symbolize a long-standing commitment to technical expertise and competitive success on the mountains and on the links.

Our initial plans call for the first new product family under the agreement, a Roxy fragrance family, to be introduced in late 2007, followed by a Quiksilver suncare line.

CELINE -- In May 2000, we entered into an exclusive worldwide license agreement for the development, manufacturing and distribution of fragrance lines under the Celine brand name with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A. Celine, a French luxury fashion and accessory company is known throughout the world for its luxury and quality products. By mutual agreement with Celine, we agreed to terminate the license on December 31, 2007.

Prestige Skin Care

NICKEL -- In April 2004 Inter Parfums, S.A. acquired a 67.5% interest in Nickel S.A. Established in 1996 by Philippe Dumont, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care products for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in France, the balance of Western Europe and in the United States, as well as through our men’s spas in Paris and New York.

After the opening of a licensed Nickel Spa in London in spring 2006, similar initiatives for Berlin, Dubai and Moscow are currently under consideration. However, we cannot assure you that any further licensed spas will be opened, or if opened, that they will generate substantial revenue.

Specialty Retail and Mass Market Products

In July 2005, we entered into an exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrance, personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada.

In March 2006, we entered into an addendum to our exclusive agreement with The Gap, Inc, whereby we obtained the additional rights to develop, produce, manufacture and distribute fragrance, personal care and home fragrance products for Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

In September 2006, we launched the Banana Republic Discover Collection, a family of five fragrances, we developed and supply to Banana Republic’s North American stores. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. A separate family of fragrance and personal care products is also in the works for Gap’s North American stores. That fragrance family is scheduled for an initial launch to begin in May 2007, with the rollout continuing throughout the balance of the year and into 2008. In addition, we have been supplying Banana Republic and Gap stores with their existing personal care products, and we have created new holiday programs for this coming holiday season.

Our mass market products are also comprised of fragrances and fragrance related products. We produce a variety of alternative designer fragrances and personal care products that sell at a substantial discount from their brand name counterparts. Our alternative designer fragrances are similar in scent to highly advertised designer fragrances that are marketed at a higher retail price. Our mass market fragrance brands include several proprietary brand names as well as a license for the Jordache brand. We also market our Aziza line of low priced eye shadow kits, mascara, and pencils, focusing on the young teen market and a line of health and beauty aids under our Intimate brand name consisting of shampoo, conditioner, hand lotion and baby oil. All of theses products are distributed to the same mass market retailers and discount chains.

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands contribute significantly to our growth. Over the past few years, prestige brands have accounted for a larger portion of our business — 84% of total business in 2006 from 68% in 2002. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, Inter Parfums has had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because the company’s size enables us to work more closely with them in the product development process as well as because of our successful track record.

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio. We frequently introduce “seasonal” fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, or flanker brands) within our brand franchises. Furthermore, we promote the smooth and consistent performance of our prestige perfume operations through knowledge of the market, detailed analysis of the image and potential of each brand name, a “good dose” of creativity and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business — we intend to add new prestige beauty brands to our portfolio. Over the past decade, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept development, manufacturing, and marketing.

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

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model, and are in process of forming joint ventures in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail through the Gap relationship. We believe the beauty industry has experienced a significant growth in specialty retail and our relationship with Gap has provided an entry into this distribution channel. We are responsible for product development, formula creation, packaging and manufacturing under Gap and Banana Republic brands. Gap, a leading international specialty retailer offering clothing, accessories and personal care products for men, women, children and babies, is responsible for marketing and selling the newly launched fragrance and fragrance related products in its stores. In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationship with Gap. However, we cannot assure you that we will be able to enter into any similar future arrangements, or if we do, that any such arrangement will be successful.

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

For our prestige products, approximately 80% of component and production needs are purchased from approximately 20 suppliers out of a total of over 120 active suppliers. The suppliers' accounts for our European operations are primarily settled in Euros and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars.

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

Our distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network provides us with a significant presence in over 120 countries around the world. Approximately 50 distributors out of a total of over 250 active accounts represent 80% of international prestige fragrance sales. One customer represented 15% of sales for the year ended December 31, 2006.

Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model, and are in process of forming joint ventures in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Approximately 34% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Our sales are not subject to material seasonal fluctuations.

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

Specialty Retail and Mass Market Products

We do not presently market and distribute Gap and Banana Republic specialty retail products to third parties. Marketing and distribution are the responsibility of Gap, Inc., which markets and sells the products we produce in its own retail locations.

Mass merchandisers are the target customers for our mass market products. In addition, our mass market products are sold to wholesale distributors, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets. These products are sold through a highly efficient and dedicated in-house sales team and reach approximately 12,000 retail outlets throughout the United States and abroad.

Our 140,000 square foot distribution center has provided us with the opportunity and resources to meet our customers' requirements.

Geographic Areas

Export sales from United States operations were approximately $7.2 million, $6.4 million and $9.6 million in 2006, 2005 and 2004, respectively.

Consolidated net sales to customers by region is as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
North America	$ 107,400	$ 81,800	$ 67,400
Europe	128,300	116,800	105,200
Central and South America	24,500	21,800	21,400
Middle East	21,900	19,800	17,900
Asia	37,700	32,200	22,700
Other	1,300	1,100	1,400
	$ 321,100	$ 273,500	$ 236,000

Consolidated net sales to customers in major countries is as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
United States	$104,000	$80,000	$66,000
United Kingdom	28,000	26,000	29,000
France	21,000	17,000	15,000

The Market

The fragrance and cosmetic market can be broken down into two (2) types of retail distribution:

•	Selective distribution - perfumeries and specialty sections of department stores, which sell brand name products with a luxury image, and

•
Specialty retail and mass distribution - Specialty retail, or retail outlets which sell their own brand name products and mass merchandisers, discount stores and supermarkets, which sell low to moderately-priced mass market products for a broad customer base with limited purchasing power.

Selective Distribution

The following information is based on information from the Fédération des Industries de la Parfumerie.

During 2006, the French perfume industry, which accounts for about approximately 35% of the world market, reported a 5.7% growth rate, as compared to a 4.9% growth rate in 2005 and a 2.6% growth rate in 2004.

Net sales in 2006 for the French domestic market reported a 3.5 % growth rate as compared to 2005, while the export market increased by 7.4% as compared to 2005:

The European Union: Sales increased overall by 5.4%, in this the largest market for French exports. Sales were strongest in new markets, Czech Republic (+41%), Poland (+23%) and Slovenia (+21%). Sales increased in other European Union members, Italy (+7%), Spain (+6,6%), Belgium (6,5%) and Germany(+6%).

Europe (excluding the European Union countries): Net sales increased by 35%, with substantial growth in Russia (+43.7%), Ukraine (+29.5%) and Romania (+29.5%).

Asia: Net sales increased by 5.4%. Asia is the second largest market for French cosmetics and perfumes, net sales increased in China (+39.5%), India (+11.3%), Singapore (+7.7%) and South Korea (+4%). For two years running net sales in Japan were disappointed (+0,1%).

North America: Net sales increased to 7.8% in the United States and 1.2% in Canada.

South America: Net sales to South America increased by +12.5%, a now stabilized trend for three years: Argentina (+40%), Chili (+22.6%), Mexico (13.5%) and Uruguay (+12.6%). Net sales in Brazil decreased 1.6%

While our market share, based on our internal data, is less than 1% in France, in other countries such as the United States, United Kingdom, Italy, Germany, Spain and Hong Kong, we estimate that our market share is between 1% and 4% of French perfume imports.

Specialty retail and mass Distribution

Our specialty retail and mass market products are designed for a broad customer base with a more limited purchasing power. We sell our products both in the United States and abroad. Mass merchandisers, discount stores and supermarkets are out target customers. We do not presently distribute Gap and Banana Republic specialty retail products to third parties. Gap, Inc. sells the products we produced in its own retail locations.

Competition

The market for fragrances and beauty related products is highly competitive and sensitive to changing preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy-- regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

In the specialty retail market, we are presently selling products only to Gap and Banana Republic stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria Secret, which thereby indirectly compete with us.

We compete in the mass market for fragrances, color cosmetics health and beauty aids primarily on the basis of price. At the present time, we are aware of approximately four established companies which market alternative designer fragrances similar to ours. Many of our competitors of both mass market color cosmetics (such as L’Oreal and Revlon) and health and beauty aids (such as Proctor and Gamble) have substantial financial resources as well as national and international marketing campaigns. However, we believe that consumer recognition of our two brands, Aziza for mass market color cosmetics, and Intimate for health and beauty aids, together with competitive pricing of our products, helps us compete in those markets.

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

Government Regulation

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act. A fragrance must comply with the labeling requirements of this FDC Act as well as the Fair Packaging and Labeling Act and its regulations. Some of our color cosmetic products may contain menthol and are also classified as a “drug”. Under U.S. law, a product may be classified as both a cosmetic and a drug. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

Our fragrances are subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. So far we have not experienced any difficulties in obtaining the required approvals.

Our fragrances that are manufactured in France are subject to certain regulatory requirements of the European Union, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted). These registered trademarks include:

•	Burberry
•	Lanvin
•	Gap (United States and Canada only)
•	Banana Republic (United States and Canada only)
•	S.T. Dupont
•	Paul Smith
•	Christian Lacroix
•	Van Cleef & Arpels
•	Quiksilver and Roxy
•	Jordache

In addition, we are the registered trademark owner of many trademarks, including:

•	Intimate
•	Aziza
•	Nickel
•	Regal Collections, Royal Selections, Euro Collections and Apple

Employees

As of March 1, 2007 we had 235 full-time employees world-wide. Of these, 134 are full-time employees in Paris, with 92 employees engaged in sales activities and 42 in administrative, production and marketing activities. In the United States, 101 employees work full-time, and of these, 40 were engaged in sales activities and 61 in administrative, production and marketing activities.

We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

You should carefully consider these risk factors, together with all of the other information contained or incorporated by reference in this report, before you decide to purchase or sell shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We are dependent upon Burberry for a significant portion of our sales, and the loss of this license will have a material adverse effect on us.

Burberry is our leading prestige brand name, as sales of Burberry products represented 57% 60% and 62% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Our revenues are substantially dependent on the success of our products, which depends upon, among other matters, pronounced and rapidly changing public tastes, factors which are difficult to predict and over which we have little, if any, control. In addition, we have to develop successful marketing, promotional and sales programs in order to sell our fragrances and fragrance related products. If we are not able to develop successful marketing, promotional and sales programs, then such failure will have a material adverse effect on our business, financial condition and operating results.

We are subject to extreme competition in the fragrance industry.

The market for fragrances and fragrance related products is highly competitive and sensitive to changing market preferences and demands. Many of our competitors in this market (particularly in the prestige fragrance industry) are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility.

Our success in the prestige fragrance industry is dependent upon our ability to continue to generate original strategies and develop quality products that are in accord with ongoing changes in the market.

In the specialty retail market, we are presently selling products only to Gap and Banana Republic stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria Secret, which thereby indirectly compete with us.

Our success with mass market fragrance and fragrance related products is dependent upon our ability to competitively price quality products and to quickly and efficiently develop and distribute new products.

If there is insufficient demand for our existing fragrances and fragrance related products, or if we do not develop future strategies and products that withstand competition or we are unsuccessful in competing on price terms, then we could experience a material adverse effect on our business, financial condition and operating results.

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

We are dependent upon Gap to sell products that we develop for The Gap, Inc..

We have an exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. Under the terms of such agreement, the products that we develop are subject to sales and marketing efforts of The Gap, Inc.

If the sales and marketing efforts of The Gap, Inc. are not successful for the products that we have developed, then our future growth potential could be negatively impacted.

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

We rely on outside sources to manufacture our fragrances and cosmetics. The failure of such third party manufacturers to deliver either components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternate manufacturers available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over which we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

Our reliance on third party distributors could have a material adverse effect on us.

We sell our prestige fragrances mostly through independent distributors specializing in luxury goods. Given the growing importance of distribution, we have begun to modify our distribution model by the formation of joint ventures or company owned subsidiaries within key markets. We have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results. In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

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

A portion of our Paris subsidiary’s net sales (approximately 34% in 2006) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our business.

Our business is subject to governmental regulation, which could impact our operations.

Fragrances and fragrance related products must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations. Some of our color cosmetic products may also be classified as a “drug”. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

Our fragrances are subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. So far we have not experienced any difficulties in obtaining the required approvals.

Our fragrances and fragrance related products that are manufactured in France are subject to certain regulatory requirements of the European Union, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

However, we cannot assure you that, should we develop or market fragrances and fragrance related products with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

We may become subject to possible liability for improper comparative advertising or “Trade Dress.”

Brand name manufacturers and sellers of brand name products may make claims of improper comparative advertising or trade dress (packaging) with respect to the likelihood of confusion between some of our mass market products and those of brand name manufacturers and sellers. They may seek damages for loss of business or injunctive relief to seek to have the use of the improper comparative advertising or trade dress halted. However, we believe that our displays and packaging constitute fair competitive advertising and are not likely to cause confusion between our products and others. Further, we have not experienced to any material degree, any of such problems to date.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties

Use	Location	Approximate Size	Annual Rent (All are subject to escalations, except where noted)	Term Expires	Other Information
Office Space-corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	11,000 square feet	$388,000	February 28, 2013
Distribution center	60 Stults Road Dayton, NJ	140,000 square foot	$684,000	October 31, 2010
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	315,000 Euros	March 2013	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	531 square meters	264,000 Euros	June 2014	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	75,200 Euros	March 2013	Lessee has early termination right on 3 months notice
Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	64,627 Euros	March 2013	Lessee has early termination right every 3 years on 6 months notice
Office Space- Paris Accounting and Legal	39 avenue Franklin Roosevelt, 2nd Floor Paris, France	360 square meters	154,800 Euros to December 15, 2006; 165,600 Euros to December 15, 2007; 172,800 Euros thereafter	December 2014	Lessee has early termination right every 3 years on 6 months notice
Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	44,000 Euros	June 2011	Lessee has early termination right every 3 years on 6 months notice
Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 Square Feet	$248,000	October 31, 2009	5-year term option term

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

PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

The Market for Our Common Stock

Our company's common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2006	High Closing Price	Low Closing Price
Fourth Quarter	$ 21.77	$ 17.63
Third Quarter	$ 19.56	$ 15.75
Second Quarter	$ 19.99	$ 15.39
First Quarter	$ 20.38	$ 17.07

Fiscal 2005	High Closing Price	Low Closing Price
Fourth Quarter	$ 19.70	$ 14.74
Third Quarter	$ 21.50	$ 18.13
Second Quarter	$ 20.89	$ 13.12
First Quarter	$ 15.92	$ 14.01

As of March 1, 2007 the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 58. We believe there are in excess of 1,750 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the company’s peer corporations consisting of: Alberto-Culver, Avon Products Inc., Blyth Inc., CCA Industries, Inc., Colgate-Palmolive Co., Elizabeth Arden, Inc., Estee Lauder Cosmetics, Inc., Inter Parfums, Inc., Oralabs Holding Corp., Parlux Fragrances Inc., Playtex Products, Inc., Revlon, Inc., Spectrum Brands, Inc., The Stephan Company, United Guardian, Inc., and Yankee Candle Co., Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Dividends

In March 2005 our board of directors increased the cash dividend from $.12 to $.16 per share per annum, payable $0.04 on a quarterly basis. In December 2005 our board of directors authorized the continuation of our cash dividend of $.16 per share per annum, payable $.04 on a quarterly basis. In December 2006 our board of directors increased the cash dividend from $.16 to $.20 per share per annum, payable $0.05 on a quarterly basis. The first cash dividend for 2007 of $.05 per share is to be paid on April 13, 2007 to shareholders of record on March 30, 2007.

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

Sales of Unregistered Securities

The following sets forth certain information as to the sales of unregistered securities, including options granted to purchase our common stock during the last quarter of the last fiscal year and through the date of this report, which were not registered under the Securities Act. In each of the transactions, we either issued shares to 2 executive officers upon the exercise of outstanding stock options, or granted options to our non-employee directors, who are all deemed our affiliates. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

In November 2006 both the Chief Executive Officer and the President exercised an aggregate of 100,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.8 million in 2006, were paid by them tendering to the Company in 2006 an aggregate of 37,278 of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2006 an additional 7,840 shares, respectively, for payment of certain withholding taxes resulting from his option exercise.

On February 1, 2007, we granted options to purchase an aggregate of 9,500 shares for a five-year period at the exercise price of $19.845 per share, the fair market value on the date of grant, to 7 directors under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four year period on a cumulative basis.

Repurchases of Our Common Stock

Except as set forth above with respect to the tendering of shares for the payment of the exercise price and taxes, we did not repurchase any of our Common Stock during the fourth quarter of fiscal year ended December 31, 2006.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2006	2005	2004	2003	2002

Income Statement Data:

Net Sales	$321,054	$273,533	$236,047	$185,589	$130,352

Cost of Sales	143,855	115,827	113,988	95,449	71,630

Selling, General and Administrative	141,074	126,353	89,516	64,147	41,202

Operating Income	36,125	31,353	32,543	25,993	17,520

Income Before Taxes and Minority Interest	37,135	31,724	31,638	26,632	17,581

Net Income	17,742	15,263	15,703	13,837	9,405

Net Income per Share:
Basic	$0.87	$0.76	$0.82	$0.73	$0.50
Diluted	$0.86	$0.75	$0.77	$0.69	$0.47

Average Common Shares Outstanding:
Basic	20,324	20,078	19,205	19,032	18,777
Diluted	20,568	20,487	20,494	20,116	19,948

Depreciation and Amortization	$5,347	$4,513	$3,988	$3,344	$2,220

	As at December 31,
(In thousands except per share data)	2006	2005	2004	2003	2002

Balance Sheet And Other Data:

Cash and Cash Equivalents and Short-Term Investments	$71,047	$59,532	$40,972	$58,958	$38,290

Working Capital	138,547	131,084	129,866	115,970	83,828

Total Assets	333,045	240,910	230,485	194,001	129,370

Short-Term Bank Debt	6,033	989	748	121	1,794

Long-Term Debt (including current portion)	10,769	13,212	19,617	-0-	-0-

Stockholders’ Equity	155,272	127,727	126,509	104,916	80,916

Dividends per Share	$0.16	$0.16	$0.12	$0.08	$0.06

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 72% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 28% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 3% of consolidated net sales.

We produce and distribute our prestige products primarily under license agreements with brand owners and prestige product sales represented approximately 84% of net sales for 2006. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, sales of Burberry products represented 57%, 60% and 62% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operation and represented 16% of sales for the year ended December 31, 2006. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Aziza and Jordache trademarks.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

Our business is not capital intensive, and it is important to note that we do not own any manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished good for us and ship it back to our distribution center.

Recent Important Events

Van Cleef & Arpels

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. Van Cleef & Arpels is a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement we agreed to pay, in January 2007, €18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment, and we agreed to purchase existing inventory held by YSL Beauté, the current licensee. The license agreement became effective on January 1, 2007.

Quiksilver

In March 2006, we entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. Quiksilver, Inc. is one of the world’s leading outdoor sports lifestyle company whose products are sold in 90 countries. The agreement runs through 2017.

The Roxy and Quiksilver names are hugely popular in the global youth market and are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our goal is to leverage the passion and loyalty of the Roxy and Quiksilver brands as we bring their customers exciting new products. Our plans call for the first new product family under the agreement, a Roxy fragrance family, to be introduced in late 2007, followed by a Quiksilver suncare line.

Gap and Banana Republic

In July 2005, we entered into an exclusive agreement with Gap, Inc. to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In March 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

The Banana Republic Discover Collection, a family of five fragrances was launched at Banana Republic’s North American stores in September 2006. The collection consists of three scents for women and two for men, each named after a luxurious, natural material that is both emotional and authentic. In addition, bath and body products as well as home fragrance products were created to complement the fragrance selection. A separate family of fragrance and personal care products is also in the works for Gap’s North American stores. That fragrance family is expected to launch in May 2007.

Burberry

On October 12, 2004, we entered into a new long-term fragrance license with Burberry. The agreement runs through 2016 plus an option to extend the license by an additional five years subject to mutual agreement. In connection with the new license agreement, we paid to Burberry an upfront non-recoupable license fee of approximately $3.6 million. In September 2006, Burberry agreed to certain modifications to the new long-term fragrance license and we paid to Burberry an additional upfront non-recoupable license fee of approximately $2.5 million.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Tax benefits recognized are reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

Results of Operations

Net Sales

	Years ended December 31,
	2006	% Change	2005	% Change	2004
	(in millions)

European based product sales	$270.1	13%	$239.2	23%	$194.6
United States based product sales	51.0	49%	34.3	(17%)	41.4
Total net sales	$321.1	17%	$273.5	16%	$236.0

Net sales for the year ended December 31, 2006 increased 17% to $321.1 million. For the year ended December 31, 2005, net sales were up 16%. At comparable foreign currency exchange rates, net sales rose 17% in both 2006 and 2005.

European based prestige product sales, which were up 23% in 2005, grew an additional 13% in 2006. Burberry fragrance performed exceptionally well in 2006 with the launch and roll-out of a fifth major line, Burberry London. Burberry fragrance sales reached $182 million, up 10% in local currency. Excluding the discontinued Burberry limited edition Brit Red line, brand sales were up 20% in local currency.

In 2006 Lanvin fragrances exceeded targets with sales of $44 million, up 20% in local currency, due to strong gains by the Eclat d’Arpège line, which came to market in 2002. Lanvin brand sales were also boosted by the successful fall launch of its new Rumeur line. Similarly, Paul Smith sales increased 22% in local currency, with much of the growth coming from our first Paul Smith fragrance, which debuted in 2000 and Paul Smith Extrême, which came to market in 2002. In addition, the international launch of the men’s Paul Smith Story line also contributed to brand sales growth.

Our Lanvin brand license took effect July 1, 2004 and therefore, the year ended December 31, 2005 was the first full year of sales for the brand. For the six months period ended December 31, 2004, net sales of Lanvin products aggregated approximately $10 million. For the year ended December 31, 2005, net sales of Lanvin products aggregated approximately $35 million contributing to the increase in sales for 2005.

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

With respect to our United States specialty retail and mass-market products, net sales were up 49% in 2006 after falling 17% in 2005. The sales gains in 2006 are primarily the effect of having commenced activities pursuant to our agreement with Gap, Inc. In early 2006, we began shipping Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, their existing fragrance and personal care products. In August 2006 we launched the Banana Republic Discover Collection, a family of five fragrances which debuted in Banana Republic’s North American stores in September. The collection consists of three scents for women and two for men. Bath and body products as well as home fragrance products were also created to complement the fragrance selection.

Sales of mass market fragrances and fragrance related products have been in a decline for several years. We believe that rising oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. Although we have no plans to discontinue sales to this market, we have been and continue to consolidate our product offerings.

Looking towards 2007, a family of fragrance and personal care products is in the works for Gap Inc.’s North American stores. That family is expected to launch in May 2007. With respect to our European prestige business, our first fragrance family under the Roxy brand is scheduled for introduction in the fall of 2007. New fragrance families for women under the Paul Smith, S.T. Dupont and Christian Lacroix brands are also in the launch pipeline and finally, we are very excited about the prospects for the Van Cleef & Arpels fragrance brand which we took over on January 1, 2007. The integration of the brand in now underway and in 2008, we plan to launch a new Van Cleef & Arpels fragrance family.

Gross Margins

	Years ended December 31,
	2006	2005	2004
	(in millions)
Net sales	$321.1	$273.5	$236.0
Cost of sales	143.9	115.8	114.0
Gross margin	$177.2	$157.7	$122.0
Gross margin as a percent of net sales	55%	58%	52%

Gross profit margins were 55% in 2006, 58% in 2005 and 52% in 2004. Although gross margins from individual product families have remained consistent, sales of products from our European based prestige fragrances have always generated significantly higher gross profit margins than sales of our United States based specialty retail and mass-market products. Therefore fluctuations in sales product mix between our European operations and our United States operations is the primary factor influencing gross margin fluctuations. In 2006, sales from United States operations grew 49% while sales from European operations grew 13% resulting in a 3% decline in gross margin.

For 2005, the gross margin improvement over 2004 is attributable to sales of products from our European based prestige fragrance lines. In anticipation of the new terms of the Burberry license, and to mitigate the associated expenses, we have fine-tuned our operating model. This new model included increased selling prices to distributors, modified cost sharing arrangements with suppliers and distributors, and calls for the future formation of joint ventures or company-owned subsidiaries within key markets to handle future distribution. We increased our selling prices to distributors and modified our cost sharing arrangements with them in late 2004 and early 2005. The effect of these changes is the primary reason for our improved gross margin in 2005. The formation of joint ventures or company-owned subsidiaries within key markets is in our plans for 2007.

Selling, General & Administrative Expense

	Years ended December 31,

	2006	2005	2004
	(in millions)
Selling, general & administrative	$141.1	$126.4	$89.5
Selling, general & administrative as a percent of net sales	44%	46%	38%

Selling, general and administrative expense increased 12% for the year ended December 31, 2006, as compared to 2005 and 41% for the year ended December 31, 2005, as compared to 2004. As a percentage of sales selling, general and administrative expense was 44%, 46% and 38% for the years ended December 31, 2006, 2005 and 2004, respectively.

The increase in selling, general and administrative expenses as a percentage of sales for 2005 as compared to 2004, was primarily the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. Such increased requirements are reflected in both the 2006 and 2005 periods. Overall higher promotional costs were incurred in 2006 in connection with the Burberry London Women’s fragrance launch. Promotion and advertising included in selling, general and administrative expenses aggregated $46.5 million, $40.8 million and $21.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Royalty expense, included in selling, general, and administrative expenses, aggregated $31.4 million, $27.1 million and $20.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with our agreement with Gap, Inc., we continue to incur staff, product development and other start-up expenses, including those of third-party design and marketing firms. For 2006 and 2005, such expenses aggregated approximately $7.0 million and $2.0 million, respectively and are included in selling, general, and administrative.

As a result of the details discussed above with respect to gross margin and selling, general and administrative expenses, operating margins aggregated 11.3%, 11.5% and 13.8% for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest expense aggregated $1.8 million, $1.0 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as financing needs for acquisitions. In addition, in July 2004, Inter Parfums, S.A. entered into a € 16 million (approximately $21 million), five-year credit agreement.

Foreign currency gains or (losses) aggregated $0.2 million, ($0.3) million and ($0.4) million for the years ended December 31, 2006, 2005 and 2004, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35.6%, 35.1% and 36.5% for the years ended December 31, 2006, 2005 and 2004, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. In 2006, a valuation allowance of $0.8 million has been provided against certain foreign net operating loss carryforwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards available. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income increased 16% to $17.7 million in 2006 after declining 3% to $15.3 million in 2005. As stated above, in 2005 we incurred increased selling, general and administrative expenses, which was the result of increased royalties and increased advertising expenditure requirements under our new license with Burberry. These increased expenses were partially mitigated by improvements in our gross margin. In 2006, we were able to leverage expenses while increasing sales within our European operations and our United States operations began to see a turnaround in its business.

Diluted earnings per share aggregated $0.86, $0.75 and $0.77 in 2006, 2005 and 2004, respectively. Weighted average shares outstanding aggregated 20.3 million, 20.1 million and 19.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. On a diluted basis, average shares outstanding were 20.6 million, 20.5 million and 20.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2006, working capital aggregated $139 million and we had a working capital ratio in excess of 2 to 1. Cash and cash equivalents and short-term investments aggregated $71 million.

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement, we agreed to pay € 18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment and we agreed to purchase existing inventory of approximately $2.1 million held by YSL Beauté, the current licensee. The liability for the € 18 million up front payment was financed in 2007 and is included in accrued expenses on the accompanying balance sheet as of December 31, 2006. The license agreement became effective on January 1, 2007.

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

The purchase price to be paid for the minority shares, approximately $4.6 million, is based upon a formula applied to Nickel’s sales for the year ending December 31, 2006 pro rated for the minority holders’ equity in Nickel. In addition, we have the right to call the stock based on the same formula and price. As of the date of this report, no determination has been made as to whether or not the put option or the call option will be exercised.

Cash provided by (used in) operating activities aggregated $13.4 million, $30.4 million and ($4.4 million) for the years ended December 31, 2006, 2005 and 2004, respectively. A significant inventory build up during the fourth quarter of 2003 was the most significant factor affecting our cash flow from operating activities in 2004 as our vendors were paid in accordance with their terms. Changes in accounts payable and accrued expenses used cash of $21.8 million in 2004. In addition, cash used in operating activities for 2004 reflects an increase in accounts receivable of $7.0 million which is reasonable considering the company’s sales growth of 27% for the year ended December 31, 2004.

For 2005, cash provided by operating activities reflects an increase in accounts receivable of $17.7 million. This increase, which represented a 23% increase from the December 31, 2004 accounts receivable balance, is reasonable considering the company’s sales growth of 16% for the year ended December 31, 2005.

In 2006 cash provided by operating activities shows that inventories increased 33% from December 31, 2005. Inventories were at an unusually low level as of December 31, 2005 as no major new product launches were on the calendar. Our 2006 new prestige product calendar was very ambitious, with launches of new fragrance families for our three largest prestige brands. In addition, an inventory buildup was required for new products created for the launch in Banana Republic North American stores as well as the transitioning of component sourcing and production of Gap, Inc.’s existing fragrance and personal care products to suppliers and contract fillers of the Company.

Cash provided by operating activities in 2006 also shows that accounts receivable increased 22% from the December 31, 2005 balance which is reasonable considering that sales were up 17% for the year and 37% for the fourth quarter alone.

Cash flows used in investing activities in 2006, reflect net proceeds from the sale of short-term investments of $4.6 million, approximately $5.0 million in payments for intangible assets and approximately $3.5 million in capital expenditures. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2007 are expected to be in the range of $2.5 million to $3.5 million, considering our 2007 launch schedule and the ongoing renovation of our United States corporate offices. Cash flows from investing activities also reflect the sale of the Molyneux trademark in June 2006. Such sale brought in proceeds of $1.1 million and resulted in a loss of $0.2 million.

In December 2006, our board of directors authorized an increase of our cash dividend from $0.16 to $0.20 per share, aggregating approximately $4.1 million per annum, payable $.05 per share on a quarterly basis. Our first cash dividend of $.05 per share is to be paid on April 13, 2007 to shareholders of record on March 30, 2007. Dividends paid, including dividends paid once per year to minority stockholders of Inter Parfums, S.A., aggregated $4.5 million, $4.1 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The cash dividends paid in 2006 represented a small part of our cash position and the increased dividend for 2007 is not expected to have any significant impact on our financial position.

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at December 31, 2006, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2007 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2006.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years

Long-Term Debt	$10,769	$4,214	$6,555
Capital Lease Obligations
Operating Leases	$31,724	$5,983	$12,384	$10,597	$2,760
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Minimum Royalty Obligations	$371,104	$32,196	$68,179	$69,693	$201,036
Total	$413,597	$42,393	$87,118	$80,290	$203,796

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2006, we had foreign currency contracts at Inter Parfums, S.A. in the form of forward exchange contracts in the amount of approximately U.S. $50.6 million and GB Pounds 3.1 million.

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

Supplementary Data

Quarterly Data (Unaudited)
For the Year Ended December 31, 2006
(In Thousands Except Share and Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net Sales	$70,900	$70,285	$89,690	$90,179	$321,054

Gross Profit	40,296	39,670	48,688	48,545	177,199

Net Income	4,420	3,192	4,645	5,485	17,742

Impact of adoption of SFAS 123 (R)	125	98	116	104	443

Net Income per Share:
Basic	$0.22	$0.16	$0.23	$0.27	$0.87
Diluted	$0.22	$0.16	$0.23	$0.27	$0.86

Average Common Shares Outstanding:
Basic	20,267,000	20,315,000	20,322,000	20,392,000	20,324,000
Diluted	20,544,000	20,564,000	20,546,000	20,620,000	20,568,000

Quarterly Data (Unaudited)
For the Year Ended December 31, 2005
(In Thousands Except Share and Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net Sales	$71,087	$61,343	$75,446	$65,657	$273,533

Gross Profit	40,577	34,595	42,357	40,177	157,706

Net Income	4,404	3,214	3,754	3,891	15,263

Net Income per Share:
Basic	$0.22	$0.16	$0.19	$0.19	$0.76
Diluted	$0.22	$0.16	$0.18	$0.19	$0.75

Average Common Shares Outstanding:
Basic	19,701,000	20,179,000	20,189,000	20,245,000	20,078,000
Diluted	20,420,000	20,478,000	20,556,000	20,492,000	20,487,000

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent auditor, Mazars LLP, a registered public accounting firm, has issued its report on its audit of our management’s assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Inter Parfums, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Inter Parfums, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inter Parfums, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 16, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers Of the Registrant

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and President of Inter Parfums, S.A.
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Director General Delegue, Inter Parfums, S.A.
Francois Heilbronn	Director
Joseph A. Caccamo	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Jean Cailliau	Director
Serge Rosinoer	Director
Patrick Choël	Director
Hugues de la Chevasnerie	Director of Burberry Fragrances, Inter Parfums, S.A.
Frederic Garcia-Pelayo	President of the Luxury and Fashion division of Inter Parfums, S.A.
Jack Ayer	Director of Distribution - France, Inter Parfums, S.A.
Axel Marot	Director of Production & Logistics, Inter Parfums, S.A.

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

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the Board are kept informed of our business by various reports and documents made available to them. The Board of Directors held six meetings (or executed consents in lieu thereof), including meetings of committees of the Board during 2006, and, with the exception of Messrs. Santi, Bensoussan-Torres and Piette (who stepped down in June 2006) all of the directors attended at least 75% of the meetings of the Board and committee meetings of which they were a member.

We have adopted a Code of Business Conduct, and we agree to provide to any person without charge, upon request, a copy of our Code of Business Conduct. Any person who requests a copy of our Code of Business Conduct should provide their name and address in writing to: Inter Parfums, Inc., 551 Fifth Avenue, New York, NY 10176, Att.: Shareholder Relations. In addition, our Code of Conduct is also maintained on our website, at www.interparfumsinc.com.

During Fiscal 2006, the Board of Directors had the following standing committees:

•    Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by the Company which prepare or issue an audit report for the Company. During 2006, the Audit Committee initially consisted of Messrs. Heilbronn, Levy and Bensoussan-Torres and Mr. Choël replaced Mr. Bensoussan-Torres in June 2006.

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

•    Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of the Company’s executives and administers the Company’s stock option plans. During 2006, the members of such committee initially consisted of Messrs. Heilbronn, Levy and Daniel Piette, and Mr. Choël replaced Mr. Piette in June 2006 . We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

Our Board of Directors does not maintain a standing nominating committee or a committee performing similar functions. In view of the agreement and understanding of Messrs. Jean Madar and Philippe Benacin who beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, our Board of Directors does not believe it necessary for the Company to have such a committee. Also as a “controlled company” under the applicable rules of The Nasdaq Stock Market, we are exempt from the nominating committee requirements. During 2006, our Board of Directors as a group agreed to nominate the same members of the board who had served last year with the exception of Mr. Choël, who was added to the Board of Directors in June 2006, replacing Mr. Piette who stepped down.

Director Independence

The following are our directors who are “independent directors” within the applicable rules of The Nasdaq Stock Market:

Francois Heilbronn

Jean Levy

Robert Bensoussan-Torres

Serge Rosinoer

Jean Cailliau

Patrick Choël

While we follow and comply with the independent director definitions as provided by The Nasdaq Stock Market rules in determining the independence of our directors, we do not presently post the rules on our company’s website. However, the rules of The Nasdaq Stock Market are readily available on its website. We intend to either include the applicable independent director definition on our website or as an appendix to our proxy statement for the next annual meeting.

However, as stated above, Messrs. Jean Madar and Philippe Benacin have a verbal agreement or understanding to vote their shares in a like manner. As Messrs. Madar and Benacin beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, Inter Parfums is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market. As a controlled company, we are exempt for certain of the corporate governance rules of The Nasdaq Stock Market, such as the board of directors consisting a majority of independent directors and the requirement of a nominating committee of the board.

In addition, The Nasdaq Stock Market maintains more stringent rules relating to director independence for the members of our Audit Committee, and the members of our Audit Committee, Messrs. Heilbronn, Levy and Choël, are independent within those rules. We are not exempt from the more stringent rules relating to director independence for the members of our Audit Committee by virtue of the controlled company exception.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our Company for at least the past five years.

Jean Madar

Jean Madar, age 46, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums, S.A., the Company’s subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 48, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 50, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

Philippe Santi

Philippe Santi, age 45 and a Director since December 1999, has been the Director of Finance and the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Mr. Santi became Executive Vice President of Inter Parfums, S.A. in 2004, and is a Certified Accountant and Statutory Auditor in France.

Francois Heilbronn

Mr. Heilbronn, age 46, a Director since 1988, an independent director, and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

Mr. Caccamo, age 51, a Director since 1992, is an attorney with the law firm of GrayRobinson, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became our counsel.

Jean Levy

Jean Levy, age 74, a Director since August 1996, an independent director and a member of the audit and executive compensation and stock option committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retainer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 49, has been a Director since March 1997, and also is an independent director and during 2005 was a member of the audit committee. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Jean Cailliau

Mr. Cailliau, age 44, and a director since December 1999. The Board considers Mr. Cailliau to be independent of management, notwithstanding his prior affiliation with LV Capital USA Inc., which was dissolved in August 2006. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. In January 2001 he became a Director of L Capital Management, a private equity fund sponsored by LVMH. For the past 10 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

Serge Rosinoer

Mr. Rosinoer, age 75, was appointed to the Board of Directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Extérieur de la France.

Patrick Choël

Mr. Choël, age 63, was appointed to the Board of Directors in June 2006, as an independent director, and is a member of both the Audit Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first the LVMH Perfumes and Cosmetics Division, which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others, and later, Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business. Prior to such time, for approximately 30 years, he work at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

Hugues de la Chevasnerie

Hugues de la Chevasnerie, age 38, became the Director of Burberry Fragrances in December 2006. Prior to joining Burberry Fragrances, Mr. Chevasnerie was from February 2002 the Vice President of International Marketing, Davidoff & Chloé, at Coty Inc. From 1994 to 2002, he held various positions at LVMH- Parfums Christian Dior, including Group Head for Men’s Perfumes from 1999 to 2002.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 48, became the President of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

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

Item 11. Executive Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer, our Chief Financial Officer, and each of the three most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004. In addition, we have included the compensation information of one former executive officer who left our during 2006. For all compensation related matters disclosed in this Item 11, all amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean Madar, Chief Executive Officer	2006 2005 2004	400,000 400,000 330,000	-0- -0- -0-	-0- -0- -0-	252,000 337,000 405,000	-0- -0- -0-	-0- -0- -0-	2,974,944 [1] 6,079,952 [2] 1,291,030 [3]	3,626,944 6,816,952 2,026,030
Russell Greenberg, Chief Financial Officer	2006 2005 2004	375,000 345,000 315,000	30,000 30,000 30,000	-0- -0- -0-	167,000 132,000 158,000	-0- -0- -0-	-0- -0- -0-	304,214 [4] 548,214 [5] 222,055 [6]	876,214 1,055,214 725,055
Philippe Benacin, President of Inter Parfums, Inc. and President of Inter Parfums, S.A.	2006 2005 2004	226,206 208,874 210,000	153,174 161,629 111,250	-0- -0- -0-	252,000 337,000 405,000	-0- -0- -0-	8,800 8,700 8,700	1,298,801 [7] 5,866,935 [8] 1,697,412 [9]	1,938,981 6,583,138 2,432,362
Philippe Santi, Executive Vice President and Director General Delegue, Inter Parfums, S.A.	2006 2005 2004	226,206 208,874 149,000	197,302 161,629 126,000	-0- -0- -0-	105,000 91,000 97,000	22,621 21,655 24,000	8,800 8,700 8,700	405,801[10] 169,104[11] 429,331[12]	965,730 660,962 834,031
Frédéric Garcia-Pelayo, Director Export Sales, Inter Parfums, S.A.	2006 2005 2004	226,206 208,874 149,000	197,302 161,629 136,000	-0- -0- -0-	166,000 53,000 52,000	22,621 21,655 24,000	8,800 8,700 8,700	259,956 [13] 173,218 [14] 600,775 [15]	880,885 627,076 970,475
Marcella Cacci, Former President, Burberry Fragrances[16]	2006 2005	208,200 316,667	-0- 125,000	-0- 217,000[17]	-0- 162,000	62,500 125,000	-0- -0-	341,000 [18] 87,000 [19]	611,700 1,032,667

___________________________________
[1]	Consists of $654,500 realized upon the exercise of options, and $2,320,444 realized on the exercise of options of Inter Parfums, S.A.
[2]	Consists of $6,079,952 realized upon the exercise of options.
[3]	Consists of $670,285 realized upon the exercise of options, and $620,745 realized on the exercise of options of Inter Parfums, S.A.
[4]	Consists of $2,214 for automobile expenses and $235,000 realized upon exercise of options and $67,000 realized on the exercise of options of Inter Parfums, S.A.
[5]	Consists of $2,214 for automobile expenses and $467,000 realized upon exercise of options and $79,000 realized on the exercise of options of Inter Parfums, S.A.
[6]	Consists of $2,214 for automobile expenses and $183,935 realized upon exercise of options and $35,906 realized on the exercise of options of Inter Parfums, S.A.
[7]	Consists of lodging expenses of $75,402, $8,797 for automobile expenses, $654,500 realized upon the exercise of options, and $560,102 realized on the exercise of options of Inter Parfums, S.A.
[8]	Consists of lodging expenses of $208,874, $10,613 for automobile expenses, $5,072,785 realized upon the exercise of options, and $574,663 realized upon exercise of options of Inter Parfums, S.A.
[9]	Consists of lodging expenses of $48,000, $16,250 for automobile expenses, $1,000,302 realized upon the exercise of options, and $632,860 realized upon exercise of options of Inter Parfums, S.A.
[10]	Consists of $405,801 realized on the exercise of options of Inter Parfums, S.A.
[11]	Consists of $169,104 realized on the exercise of options of Inter Parfums, S.A.
[12]	Consists of $429,331 realized on the exercise of options of Inter Parfums, S.A.
[13]	Consists of $123,157 realized on the exercise of options of Inter Parfums, S.A.
[14]	Consists of $173,218 realized on the exercise of options of Inter Parfums, S.A.
[15]	Consists of $600,775 realized on the exercise of options of Inter Parfums, S.A.
[16]	Ms. Cacci became President of Burberry Fragrances on March 15, 2005 and left the company as of June 30, 2006.
[17]
Under the terms of her employment agreement, Ms. Cacci was issued 5,000 restricted shares of Inter Parfums, S.A., to vest ratably over a three-year period. When she left the employ of Inter Parfums S.A., the vesting restrictions lapsed. During 2006, in lieu of issuance of such restricted shares, we paid her the fair market value of such shares.

[18]
Consists of severance pay of $293,750 and housing allowance of $48,000. Under the terms of her employment agreement, Ms. Cacci was granted options to purchase 24,200 shares of Inter Parfums, S.A. to vest ratably over a three-year period. When she left the employ of Inter Parfums S.A., the vesting restrictions lapsed.

[19]	Under the terms of her employment agreement, the Company paid Ms. Cacci a housing allowance of $40,000 and reimbursement of attorneys’ fees of $47,000.

Compensation Discussion and Analysis

General

The Executive Compensation and Stock Option Committee oversees the compensation of the Company’s executives and administers the Company’s stock option plans. The members of such committee are Messrs. Heilbronn, Levy and Choël. Mr. Choël replaced Mr. Piette on such committee in June 2006.

During 2006, the Executive Compensation and Stock Option Committee took action 3 times by the execution of written consents in lieu of meetings.

In addition to the members of the Executive Compensation Committee, the following persons participated in discussions concerning executive compensation during 2006: Jean Madar, the Chairman of our Board of Directors and Chief Executive Officer; Philippe Benacin, a Director, President, and President of Inter Parfums, S.A., our company’s indirect French operating subsidiary; Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director; Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A. Generally, Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative and recommends executive compensation levels for executives in the United States, and Mr. Benacin, the President of Inter Parfums, S.A., takes the initiative and recommends for executive compensation levels for executives in Paris. Further, all cash compensation for each of Messrs. Benacin, Santi and Garcia-Pelayo’s are paid to them in euros by our French operating subsidiary, and all cash compensation for each of Messrs. Madar and Greenberg are paid from United States Operations. Also as a general rule, all executive officers have their compensation reviewed annually.

The objectives of our compensation program are designed to strike a balance between offering sufficient compensation to either retain existing or attract new executives on the one hand, and keeping compensation at reasonable levels on the other hand. Although our business is growing, as evidenced by our increased sales and growing portfolio of brand names, we do not have the resources comparable to the cosmetic giants in our industry, and accordingly cannot afford to pay excessive executive compensation. In furtherance of these objectives, our executive compensation packages generally include a base salary, as well as annual incentives tied to individual performance and long-term incentives tied to our operating performance. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors are our largest shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

The following sets forth information regarding compensation and benefits provided to our Chief Executive Officer, Chief Financial Officer, each of the three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000. In addition, we have included the compensation information of one former executive officer who left our company during 2006. The executive officers being discussed for 2006 are: Jean Madar (the Chief Executive Officer), Russell Greenberg (the Chief Financial Officer), Philippe Benacin, Philippe Santi and Frederic Garcia-Pelayo (the three highly compensated officers) and Marcella Cacci, former executive officer who left our company during 2006.

Base Salary

Base salaries for executive officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive market place for executive talent. Base salaries for executive officers are reviewed on an annual basis, and adjustments are determined by evaluating our operating performance, the performance of each executive officer, as well as whether the nature of the responsibilities of the executive has changed.

As stated above, Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative and recommends executive compensation levels for executives in the United States, and Mr. Benacin, the President of Inter Parfums, S.A., takes the initiative and recommends for executive compensation levels for executives in Paris.

Mr. Madar, the Chief Executive Officer, did not receive an increase in his base salary of $400,000.

Upon recommendation of our Chairman and Chief Executive Officer, the Executive Compensation and Stock Option Committee determined to increase the base salary of Mr. Greenberg, the Chief Financial Officer, by $30,000 from $345,000 to $375,000, a, 8.7% increase. Mr. Greenberg has received the same salary increase of $30,000 for the past two years.

Upon the recommendation of Mr. Benacin, the base salaries of Mr. Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and Mr. Frederic Garcia-Pelayo, was each increased from 168,000 euros in 2005 to 180,000 euros in 2006, a 7% increase. Likewise, Mr. Benacin’s base compensation was increased to from 168,000 euros in 2005 to180,000 euros in 2006.

In February 2005 we entered into an employment agreement with Marcella Cacci to act as the President of Burberry Fragrances, a division of Inter Parfums, S.A. for a three year period. Such employment agreement was approved by this Committee. Further, as a negotiated term of her employment agreement, United States operation paid her compensation, although she was residing and working in Paris for Burberry Fragrances, a division of Inter Parfums, S.A. Ms. Cacci was terminated without cause, and for 2006 her pro-rated based salary was $208,200.

After a thorough review, the Chairman of the Board determined that the base salaries paid to such executives were fair in the view of their responsibilities, length of service with us, performance and compensation levels to peers, as to which the Executive Compensation and Stock Option Committee concurs.

Bonus Compensation/ Annual Incentives

As the result of their efforts in increasing the profitability of our company, bonuses were awarded as follows. For European operations, each of Messrs. Santi and Garcia-Pelayo received a cash bonus of $197,302 (157,000 euros) and Mr. Benacin received a cash bonus of $153,174 (122,000 euros). For Unites States operations, Mr. Greenberg received a cash bonus of $30,000. In order for Mr. Madar to receive a cash bonus, United States operations has to achieve after tax profit target. However, our Chief Executive Officer did not receive a cash bonus primarily due to the expenses incurred by United States operations with respect to start up costs for our Gap and Banana Republic fragrance products, and the downward sales trend in the mass market. However, the Executive Compensation Committee has determined to use the same after tax profit target for our company’s United States operations that will be used to calculate Mr. Madar’s bonus for 2007.

Under the terms of her employment agreement, Marcella Cacci was also entitled to a pro rated bonus of $62,500 as Burberry Fragrances reached certain sales targets.

Long Term Incentives

The long-term incentives are geared towards linking benefits to corporate performance through the grant of stock options. All options are granted with an exercise price equal to the fair market value of the underlying shares of our common stock on the date of grant, and terminate on or shortly after severance of the executive’s relationship with us. Unless the market price of our common stock increases, corporate executives will have no tangible benefit. Thus, they are provided with the extra incentive to increase individual performance with the ultimate goal of increased our overall performance. In addition, Inter Parfums, S.A. maintains a profit sharing plan for its employees. We believe that enhanced executive incentives which result in increased corporate performance tend to build company loyalty. As a general rule, the number of options granted is determined by several factors, both individual and company operating results for the past year, as well as past option grants to such executives.

Under the terms of her employment agreement, Ms. Cacci received the following benefits:

•    Stock Options: Options to purchase 20,000 ordinary shares of Inter Parfums S.A.’s common stock at a purchase price equal to the fair market value of the shares at the time of the grant, vesting 1/3 each year for three years.

•    One Time Issuance of Restricted Shares: Issuance of 5,000 ordinary shares of Inter Parfums S.A. vesting 1/3 each year for three years.

However, as the result of her termination without cause in 2006, all vesting restrictions on the option grant and restricted shares lapsed and became fully vested.

During 2006, upon the recommendation of the company’s Chief Executive Officer, the Executive Compensation and Stock Option Committee granted options to purchase 40,000 shares our common stock to each of Jean Madar and Philippe Benacin, 25,000 shares to Mr. Greenberg, and 5,000 to each of Messrs. Santi and Garcia- Pelayo, all at the fair market value on the date of grant. However, commencing in 2006 we granted nonqualified stock options with a term of 6 years rather than the 5 years as had been done over the past several years, because the option grants vest now ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. as options granted to employees are now required to be accounted as a compensation expense, the compensation expense to our company is thereby lessened.

Under our stock option plan, non-qualified stock options granted to executives terminate immediately upon the executive’s termination of association with our company. This termination provision coupled with vesting may reduce certain benefits afforded to an executive when an executive officer leaves our employ.

For 2006, the option grants to Messrs. Madar and Benacin were actually less in number than the option grants made for the past several years, while the option grant to Mr. Greenberg was commensurate with his option grant in 2005. Our company has not in the past routinely granted options to executive officers of Inter Parfums, S.A. other than Mr. Benacin, but rather such grants are handled on a case by case basis each year.

Over the past few years as our company has grown and the market price or our common stock has increased, Messrs. Madar and Benacin have realized substantial compensation as the result of the exercise of their options. As the two executives most responsible for continued growth and success of our company, the Committee believes the granting of options is an appropriate tool to tie a substantial portion of their compensation to the success of our company and is completely warranted.

In addition, Inter Parfums, SA maintains its own stock option plan, profit sharing plan and a relatively small pension plan, which provide long term benefits to the executive officers of our European operations.

The actual compensation realized as the result of the exercise of options, as well as the future potential of such rewards, are powerful incentives for increased individual performance, and ultimately increased company performance. In view of the fact that these executive officers contribute significantly to our profitable operations, the Executive Compensation and Stock Option Committee believes these incentives to be fair to these executive officers and to our shareholders.
Conclusion

The Executive Compensation and Stock Option Committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives to achieve a high rate of growth and profitability, which management believes will result in a substantial increase in value to our shareholders.

Francois Heilbronn
Jean Levy and
Daniel Piette (through June 2006) and Patrick Choël (after June 2006)

Plan Based Awards

The following table sets certain information relating to each grant of an award made to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Jean Madar	12/15/06	-0-	-0-	-0-	-0-	-0-	-0-	-0-	40,000	19.655
Jean Madar	6/1/2006 *	-0-	-0-	-0-	-0-	-0-	-0-	-0-	11,000	39.96
Russell Greenberg	12/15/06	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	19.655
Russell Greenberg	6/1/2006 *	-0-	-0-	-0-	-0-	-0-	-0-	-0-	880	39.96
Philippe Benacin	12/15/06	-0-	-0-	-0-	-0-	-0-	-0-	-0-	40,000	19.655
Philippe Benacin	6/1/2006 *	-0-	-0-	-0-	-0-	-0-	-0-	-0-	11,000	39.96
Philippe Santi	12/15/06	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	19.655
Philippe Santi	6/1/2006 *	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,600	39.96
Frédéric Garcia-Pelayo	12/15/06	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	19.655
Frédéric Garcia-Pelayo	6/1/2006 *	-0-	-0-	-0-	-0-	-0-	-0-	-0-	11,000	39.96
Marcella Cacci	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*Represent options to purchase ordinary shares of Inter Parfums, S.A. at the then current market price of the Inter Parfums, S.A. ordinary shares

As discussed above, commencing in 2006 we granted nonqualified stock options with a term of 6 years rather than the 5 years as had been done over the past several years, because the option grants vest now ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant.

In addition, options were granted to purchase ordinary shares of Inter Parfums, S.A. at the then current market price of the Inter Parfums, S.A. ordinary shares. Such options vest after a four year period.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if the leave prior to such portion of the option vesting; and 2. as options granted to employees are now required to be accounted as a compensation expense, the compensation expense to our company is thereby lessened.

Outstanding Equity Awards At Fiscal Year-End

The following table sets certain information relating to outstanding equity awards in our company held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	50,000		-0-	8.025	12/19/07
	50,000		-0-	23.050	12/30/08
	50,000		-0-	15.390	12/09/09
	50,000		-0-	14.950	04/19/10
		40,000	-0-	19.655	12/14/12

Russell Greenberg	18,000		-0-	8.025	12/19/07
	18,000		-0-	23.050	12/30/08
	25,000		-0-	15.390	12/09/09
	25,000		-0-	14.950	04/19/10
		25,000	-0-	19.655	12/14/12

Philippe Benacin	50,000		-0-	8.025	12/19/07
	50,000		-0-	23.050	12/30/08
	50,000		-0-	15.390	12/09/09
	50,000		-0-	14.950	04/19/10
		40,000	-0-	19.655	12/14/12

Philippe Santi	7,500		-0-	7.850	01/23/08
	10,000		-0-	25.240	02/12/09
	7,500		-0-	15.390	12/09/09
	7,500		-0-	14.950	04/19/10
		5,000	-0-	19.655	12/14/12

Frédéric Garcia-Pelayo	5,000	5,000	-0-	19.655	12/14/12
Marcella Cacci	-0-	-0-	-0-	NA	NA

As discussed above, commencing in 2006 we granted nonqualified stock options with a term of 6 years rather than the 5 years as had been done over the past several years, because the option grants vest now ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if the leave prior to such portion of the option vesting; and 2. as options granted to employees are now required to be accounted as a compensation expense, the compensation expense to our company is thereby lessened.

The following table sets certain information relating to outstanding equity awards granted by Inter Parfums, S.A. held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTER PARFUMS, S.A.

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (euros)	Option Expiration Date
Jean Madar		12,100	18.30	08/26/09
		16,940	26.70	03/25/10
		12,100	25.00	05/26/11
		11,000	31.80	06/01/12

Russell Greenberg	3,082		13.80	03/24/07
	3,297		19.30	04/26/08
	2,662		11.10	08/26/09
		1,089	18.30	08/26/09
		968	26.70	03/25/10
		1,210	25.00	05/26/11
		880	31.80	06/01/12

Philippe Benacin	5,013		11.10	08/26/09
		12,100	18.30	08/26/09
		16,940	26.70	03/25/10
		12,100	25.00	05/26/11
		11,000	31.80	06/01/12

Philippe Santi	8,785		11.10	08/26/09
		6,050	18.30	08/26/09
		8,712	26.70	03/25/10

		7,260	25.00	05/26/11
		6,600	31.80	06/01/12

Frédéric Garcia-Pelayo	4,226		19.30	04/26/08
	8,785		11.10	08/26/09
		6,050	18.30	08/26/09
		8,712	26.70	03/25/10
		7,260	25.00	05/26/11
		11,000	31.80	06/01/12

Marcella Cacci	24,200		25.00	05/26/11

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar[2]	50,000	654,000	-0-	-0-
Russell Greenberg	18,000	235,000	-0-	-0-
Philippe Benacin[2]	50,000	654,000	-0-	-0-
Philippe Santi	-0-	-0-	-0-	-0-
Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-
Marcella Cacci	-0-	-0-	-0-	-0-

[Footnotes from table above]
_______________________________
[1]
Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.

[2]
In November 2006 both the Chief Executive Officer and the President exercised an aggregate of 100,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.8 million in 2006, were paid by them tendering to the Company in 2006 an aggregate of 37,278 of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2006 an additional 7,840 shares, respectively, for payment of certain withholding taxes resulting from his option exercise.

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the past fiscal year, of Inter Parfums, S.A., for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	17,303	743,669	-0-	-0-
Jean Madar	17,577	755,444	-0-	-0-
Jean Madar	19,110	821,331	-0-	-0-

Russell Greenberg	1,841	67,000	-0-	-0-

Philippe Benacin	6,027	274,388	-0-	-0-
Philippe Benacin	6,263	285,714	-0-	-0-

Philippe Santi	4,000	181,970	-0-	-0-
Philippe Santi	497	21,236	-0-	-0-
Philippe Santi	4,729	202,595	-0-	-0-

Frédéric Garcia-Pelayo	363	15,410	-0-	-0-
Frédéric Garcia-Pelayo	400	17,086	-0-	-0-
Frédéric Garcia-Pelayo	5,000	227,463	-0-	-0-

Marcella Cacci	-0-	-0-	5,000	217,000

[Footnotes from table above]
_______________________________
[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	59,800 euros	8,797
Philippe Santi	Inter Parfums SA Pension Plan	NA	59,800 euros	8,797
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	59,800 euros	8,797
Marcella Cacci	NA	NA	-0-	-0-

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. For 2007 Mr. Benacin presently receives an annual salary of $240,000, plus annual lodging expenses of approximately $75,000 and automobile expenses of approximately $9,000, which are subject to increase in the discretion of the Board of Directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

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

•    One Time Issuance of Restricted Shares: Issuance of 5,000 ordinary shares of Inter Parfums S.A. vesting 1/3 each year for three years.

The Corporation terminated Marcella Cacci without cause, effective June 30 2006. Upon such termination of the employment agreement by us without cause, we are obligated to pay Ms. Cacci 0.75 times her annual salary, bonus and benefits. In addition, if Burberry Fragrances reaches certain milestones during the year of termination, then she would be entitled to a pro-rated bonus for such year based upon the number of days of her employment. Finally, as the result of termination without cause, all vesting restrictions on the option grant and restricted shares have lapsed and become fully vested. In December 2006 we paid Ms. Cacci her severance pay and severance bonus of $293,750, $217,000 in lieu of the issuance of restricted shares of Inter Parfums SA, as well her housing allowance of $48,000 throughout 2006.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[9]	Total ($)
Francois Heilbronn[1]	6,000	-0-	6,300	-0-	-0-	23,285	35,585
Joseph A. Caccamo [2]	4,000	-0-	25,200	-0-	-0-	47,920	77,120[10]
Jean Levy[3]	5,000	-0-	6,300	-0-	-0-	12,535	23,835
Robert Bensoussan-Torres[4]	5,000	-0-	6,300	-0-	-0-	12,535	23,835
Jean Cailliau[5]	4,000	-0-	6,300	-0-	-0-	13,066	23,366
Serge Rosinoer[6]	3,000	-0-	6,300	-0-	-0-	-0-	9,300
Patrick Choël[7]	13,054	-0-	9,500	-0-	-0-	-0-	24,554
Daniel Piette[8]	-0-	-0-	6,300	-0-	-0-	18,221	24,521

______________
1. As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,000 shares of our common stock.
2. As of the end of the last fiscal year, Mr. Caccamo held options to purchase an aggregate of 12,000 shares of our common stock, 8,000 of which are held as nominee for his present firm and 4,000 of which are held as nominee for his former employer. Mr. Caccamo disclaims beneficial ownership of such options.
3. As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 4,000 shares of our common stock.
4. As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 4,000 shares of our common stock.
5. As of the end of the last fiscal year, Mr. Cailliau held options to purchase an aggregate of 4,000 shares of our common stock.
6. As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 5,000 shares of our common stock.
7. As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 2,000 shares of our common stock. Mr Choël replaced Mr. Piette in June 2006.
8. Mr. Piette stepped down from the board of directors in June 2006 and as of the end of the last fiscal year, Mr. Piette did not hold any options to purchase shares of our common stock.
9. Represents the difference between the exercise price of the option and the fair market value of the underlying common stock on the date of exercise. Mr. Caccamo disclaims beneficial ownership of the option and the proceeds thereof.
10. Does not include $137,000 paid for legal fees and expenses to Mr. Caccamo’s law firm.

Throughout 2006, all nonemployee directors received $1,000 for each board meeting at which they participate. Mr. Caccamo’s board fees were paid to his law firm. Commencing in January 2007, all nonemployee directors are to receive $2,000 for each board meeting at which they participate. In addition, all members of the Audit Committee receive an additional annual fee $2,000 on January 1 of each year in which they serve on the Audit Committee, which was increased to $4,000, commencing in January 2007.

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

On February 1, 2007, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Jean Cailliau and Patrick Choël, an option to purchase 500 shares was granted to Serge Rosinoer and an option to purchase 4,000 shares was granted to Joseph A. Caccamo, all at the exercise price of $19.845 per share under the 2004 plan. Such option vest ratably over a 4 year period. The options held by Mr. Caccamo are held as nominee for his law firm.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth information, as of March 1, 2007 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of March 1, 2007 we had 20,437,292 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	5,841,856[2]	28.6%
Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	5,779,414[3]	28.0%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	91,000[4]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	23,337[5]	Less than 1%
Joseph A. Caccamo, Esq. GrayRobinson, P.A. 401 East Las Olas Blvd., Ste. 1850 Ft. Lauderdale, FL 33301	12,000[6]	Less than 1%
Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	5,000[7]	Less than 1%
Robert Bensoussan-Torres 8 Bramerton Street SW3 5JX London, England	11,000[8]	Less than 1%
Jean Cailliau L Capital Management 22, avenue Montaigne 75008, Paris, France	4,000[9]	Less than 1%

1 All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums and Philippe Benacin, the Vice Chairman of the Board and President of Inter Parfums, have a verbal agreement or understanding to vote their shares in a like manner. As Messrs. Madar and Benacin beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, Inter Parfums is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market.
2 Consists of 4,541,855 shares held directly, 1,100,001 shares held indirectly through a personal holding company and options to purchase 200,000 shares. Shares held directly includes 1,1240,000 shares pledged as collateral for personal loans/lines of credit.
3 Consists of 4,479,413 shares held directly, 1,100,001 shares held indirectly through a personal holding company and options to purchase 200,000 shares. Shares held directly includes 500,000 shares pledged as collateral for personal loans/lines of credit.
4 Consists of 5,000 shares held directly and options to purchase 86,000 shares.
5 Consists of 19,375 shares held directly and options to purchase 4,000 shares.
6 Consists of shares of common stock underlying options, 8,000 of which are held as nominee for his former employer and 4,000 of which are held for his present employer. Beneficial ownership of such shares is disclaimed.
7 Consists of 1,000 shares held directly and options to purchase 4,000 shares.
8 Consists of 7,000 shares held directly and options to purchase 4,000 shares.
9 Consists of shares of common stock underlying options.

Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	32,500[10]	Less than 1%
Serge Rosinoer 14 rue LeSueur 75116 Paris, France	9,700[11]	Less than 1%
Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	-0-	NA
Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Jack Ayer Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Axel Marot Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA
Royce & Associates, LLC[12] 1414 Avenue of the Americas New York, NY 10019	2,178,800	10.7%
Independence Investments, LLC[13] 551 Fifth Avenue New York, NY 10176	1,204,686	5.9%
All Directors and Officers As a Group 16 Persons)	11,809,807[14]	56.3%

10 Consists of shares of common stock underlying options.
11 Consists of 4,700 shares held directly and options to purchase 5,000 shares.
12 Information derived from an Amendment to Schedule 13G dated January 22, 2007.
13 Information derived from a Schedule 13G dated January 11, 2007.
14 Consists of 11,258,307 shares held directly, and options to purchase 551,500 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	867,600	16.53	874,429
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	867,600	16.53	875,429

Item 13. Certain Relationships And Related Transactions

Transactions with French Subsidiaries

In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement and the Paul Smith license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the Burberry and Paul Smith license agreements. In addition, Inter Parfums, S.A. has agreed to reimburse us for all of our obligations that we incur under an employment agreement with a senior executive.

Option Exercise Paid With Tender of Shares

In November 2006 both the Chief Executive Officer and the President exercised an aggregate of 100,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.8 million in 2006, were paid by them tendering to the Company in 2006 an aggregate of 37,278 of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2006 an additional 7,840 shares, respectively, for payment of certain withholding taxes resulting from his option exercise.

Remuneration of Counsel

Joseph A. Caccamo, a director, is a shareholder of the law firm of GrayRobinson, P.A., our general counsel. During 2006, we paid GrayRobinson, P.A. $137,000 for their services and reimbursement of disbursements incurred on our behalf.

On February 1, 2007, an option to purchase 4,000 shares was granted to Joseph A. Caccamo, all at the exercise price of $19.845 per share under the 2004 plan. Such option vests ratably over a 4 year period. The options held by Mr. Caccamo are held as nominee for his law firm.

Procedures for Approval of Related Person Transactions

Transactions between related persons, such as between an executive officer or director and our company, or any company or person controlled by such officer or director, are required to be approved by our Audit Committee of our Board of Directors. Our Audit Committee Charter contains such explicit authority, as required by the applicable rules of The Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services

 General

On October 15, 2004 Mazars LLP was engaged as the principal accountants to audit the financial statements of Inter Parfums, Inc. The decision to engage Mazars LLP was approved by our audit committee.

Fees

The following sets forth the fees billed to us by Mazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2005 and December 31, 2006.

Audit Fees

During 2005 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $509,500. During 2006 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $588,000.

Audit-Related Fees

Mazars billed us $11,000 for audit related fees during 2005 and $22,000 during 2006.

Tax Fees

Mazars LLP did not bill us for tax services during 2005 or 2006.

All Other Fees

Mazars LLP did not bill us for any other services during 2005 or 2006.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2007, the audit committee authorized the following non-audit services to be performed by Mazars LLP .

•    We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2007.

•    We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2007. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements annexed hereto	Page No.

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-3

	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006	F-4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006	F-5

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules annexed hereto:

	Schedule II - Valuation and Qualifying Accounts	F-24

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

The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K/A (date of event – 7 January 2004):

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2004:

Exhibit No.	Description

3.1.6	Amendment to Certificate of Incorporation dated 6 August 2004

10.104	Lease dated as of 1 March 2001 for 300 West 14th Street, New York, NY

10.105	Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (French Original)

10.105.1	Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (English Translation)

10.106	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)

10.106.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)

10.107	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

10.107.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (English Translation)

10.108	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France (French Original)

10.108.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France (English Translation)

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2005:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended March 31, 2006:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2006:

Exhibit No.	Description

4.21.1	Amendment to the Company’s 2004 Nonemployee Director Stock Option Plan

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2006:

Exhibit No.	Description

10.128
License Agreement Between Van Cleef & Arpels Logistics SA, and Inter Parfums, S.A., entered into on June 19, 2006 (Certain confidential information in this Exhibit 10.128 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.128.1	Addendum No. 1 to License Agreement Between Van Cleef & Arpels Logistics SA, and Inter Parfums, S.A

The following documents are filed with this report:

Exhibit No.	Description

3.5	Articles of Incorporation of Inter Parfums, Limited

4.23	Form of Option Agreement for Options Granted to Executive Officers on December 15, 2006 with Schedule Option Holders and Number of Options Granted

21	List of Subsidiaries

23	Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006	F-4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-24

F 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of  December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 (b) of the notes to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payments”, applying the modified prospective method at the beginning of the year ended December 31, 2006.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the three-year period ended December 31, 2006. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 16, 2007
F 2

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands except share and per share data)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$58,247	$42,132
Short-term investments	12,800	17,400
Accounts receivable, net	110,251	82,231
Inventories (note 4)	69,537	48,631
Receivables, other	2,481	2,119
Other current assets	6,137	4,213
Income tax receivable	370	104
Deferred tax assets (note 12)	2,494	3,011
Total current assets	262,317	199,841
Equipment and leasehold improvements, net (note 5)	6,806	4,600
Trademarks, licenses and other intangible assets, net (notes 2, 6 and 9)	58,342	31,371
Goodwill (note 3)	4,978	4,476
Other assets	602	622
Total assets	$333,045	$240,910
Liabilities and Shareholders’ Equity
Current liabilities:
Loans payable - banks (note 7)	$6,033	$989
Current portion of long-term debt (note 8)	4,214	3,775
Accounts payable - trade	58,748	40,359
Accrued expenses	52,637	21,555
Income taxes payable	1,325	1,269
Dividends payable	813	810
Total current liabilities	123,770	68,757
Deferred tax liability (note 12)	2,111	1,783
Long-term debt, less current portion (note 8)	6,555	9,437
Put option (note 3)	1,262	743
Minority interest	44,075	32,463
Commitments and contingencies (note 9)
Shareholders’ equity (note 10):
Preferred stock, $0.001 par value. Authorized 1,000,000 shares;
none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares;
outstanding 20,434,792 and 20,252,310 shares,
at December 31, 2006 and 2005, respectively	20	20
Additional paid-in capital	38,096	36,640
Retained earnings	127,834	112,802
Accumulated other comprehensive income	15,170	3,574
Treasury stock, at cost, 6,247,886 and 6,302,768 common shares
at December 31, 2006 and 2005, respectively	(25,848)	(25,309)
Total shareholders’ equity	155,272	127,727
Total liabilities and shareholders’ equity	$333,045	$240,910
See accompanying notes to consolidated financial statements.

F 3

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2006, 2005, and 2004
(In thousands except share and per share data)

	2006	2005	2004
Net sales	$321,054	$273,533	$236,047
Cost of sales	143,855	115,827	113,988
Gross margin	177,199	157,706	122,059
Selling, general, and administrative	141,074	126,353	89,516
Income from operations	36,125	31,353	32,543
Other expenses (income):
Interest expense	1,797	970	798
(Gain) loss on foreign currency	(172)	296	360
Interest and dividend income	(2,303)	(1,194)	(782)
(Gain) loss on subsidiary’s issuance of stock	(332)	(443)	529
	(1,010)	(371)	905
Income before income taxes and
minority interest	37,135	31,724	31,638
Income taxes	13,201	11,133	11,542
Income before minority interest	23,934	20,591	20,096
Minority interest in net income of consolidated
subsidiary	6,192	5,328	4,393
Net income	$17,742	$15,263	$15,703
Net income per share:
Basic	$0.87	$0.76	$0.82
Diluted	0.86	0.75	0.77
Weighted average number of shares outstanding:
Basic	20,324,309	20,078,424	19,204,768
Diluted	20,568,492	20,486,583	20,494,038
See accompanying notes to consolidated financial statements.

F 4

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2005, and 2004
(In thousands except share data)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Comprehensive	comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income	income	Shares	Amount	Total
Balance – January 1, 2004	19,164,186	$19	$34,363	$87,376		$9,404	7,180,579	$(26,246)	$104,916
Comprehensive income:
Net income	—	—	—	15,703	$15,703	—	—	—	15,703
Foreign currency translation adjustments	—	—	—	—	6,919	6,919	—	—	6,919
Change in fair value of derivatives	—	—	—	—	108	108	—	—	108
Total comprehensive income					$22,730
Dividends	—	—	—	(2,307)		—	—	—	(2,307)
Shares issued upon exercise of stock options (including income tax benefit of $900)	262,663	—	1,175	—		—	(163,000)	596	1,771
Shares received as proceeds of option exercises	(46,932)	—	—	—		—	46,932	(601)	(601)
Balance – December 31, 2004	19,379,917	19	35,538	100,772		16,431	7,064,511	(26,251)	126,509
Comprehensive income:
Net income	—	—	—	15,263	$15,263	—	—	—	15,263
Foreign currency translation adjustments	—	—	—	—	(12,720)	(12,720)	—	—	(12,720)
Change in fair value of derivatives	—	—	—	—	(137)	(137)	—	—	(137)
Total comprehensive income					$2,406
Dividends	—	—	—	(3,233)		—	—	—	(3,233)
Shares issued upon exercise of stock options	1,048,850	1	(585)	—		—	(938,200)	3,490	2,906
Issuance of warrants	—	—	1,687	—		—	—	—	1,687
Shares received as proceeds of option exercises	(176,457)	—	—	—		—	176,457	(2,548)	(2,548)
Balance – December 31, 2005	20,252,310	20	36,640	112,802		3,574	6,302,768	(25,309)	127,727
Comprehensive income:
Net income	—	—	—	17,742	$17,742	—	—	—	17,742
Foreign currency translation adjustments	—	—	—	—	11,527	11,527	—	—	11,527
Change in fair value of derivatives	—	—	—	—	69	69	—	—	69
Total comprehensive income					$29,338
Dividends	—	—	—	(3,259)		—	—	—	(3,259)
Shares issued upon exercise of stock options	227,600	—	1,380	—		—	(100,000)	402	1,782
Stock compensation	—	—	76	549		—	—	—	625
Shares received as proceeds of option exercises	(45,118)	—	—	—		—	45,118	(941)	(941)
Balance – December 31, 2006	20,434,792	$20	$38,096	$127,834		$15,170 (1)	6,247,886	$(25,848)	$155,272

(1)Includes approximately $15,043 relating to foreign currency translation adjustments.

See accompanying notes to consolidated financial statements.

F 5

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$17,742	$15,263	$15,703
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	5,347	4,513	3,988
Provision for doubtful accounts	118	585	1,191
Noncash stock compensation	625	—	—
Minority interest in net income of
consolidated subsidiary	6,192	5,328	4,393
Deferred tax provision (benefit)	843	(1,410)	155
Change in fair value of put options	412	19	(174)
(Gain) loss on subsidiary’s issuance of stock	(332)	(443)	529
(Gain) loss on sale of trademark	245	(150)	—
Changes in:
Accounts receivable	(18,714)	(17,653)	(6,974)
Inventories	(16,053)	5,819	(1,703)
Other assets	(1,342)	(3,453)	(10)
Accounts payable and accrued expenses	18,677	22,443	(21,835)
Income taxes payable, net	(393)	(481)	354
Net cash provided by (used in) operating activities	13,367	30,380	(4,383)
Cash flows from investing activities:
Purchases of short-term investments	(6,700)	(2,300)	(14,800)
Proceeds from sale of short-term investments	11,300	2,500	14,500
Purchase of equipment and leasehold improvements	(3,452)	(2,429)	(3,254)
Payment for intangible assets acquired	(5,042)	(465)	(24,465)
Acquisition of businesses, net of cash acquired	—	—	(4,481)
Proceeds from sale of trademark	1,131	185	—
Net cash used in investing activities	(2,763)	(2,509)	(32,500)
Cash flows from financing activities:
Increase in loans payable – banks	4,974	359	182
Proceeds from long-term debt	—	—	19,925
Repayment of long-term debt	(4,019)	(3,979)	(1,992)
Proceeds from sale of stock of subsidiary	2,830	2,424	1,622
Purchase of treasury stock	(164)	(150)	(184)
Proceeds from exercise of options	1,004	507	455
Dividends paid	(3,251)	(3,005)	(2,109)
Dividends paid to minority interest	(1,218)	(1,106)	(776)
Net cash provided by (used in) financing activities	156	(4,950)	17,123
Effect of exchange rate changes on cash	5,355	(4,161)	1,474
Net increase (decrease) in cash and cash equivalents	16,115	18,760	(18,286)
Cash and cash equivalents – beginning of year	42,132	23,372	41,658
Cash and cash equivalents – end of year	$58,247	$42,132	$23,372
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,586	$593	$495
Income taxes	13,227	12,593	11,535
See accompanying notes to consolidated financial statements.

F 6

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(1) The Company and its Significant Accounting Policies

(a)
Business of the Company

Inter Parfums, Inc. and its subsidiaries (“the Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 57%, 60% and 62% of net sales in 2006, 2005 and 2004, respectively.

(b)
Basis of Preparation

The consolidated financial statements include the accounts of the Company, including majority-owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

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

(e)
Short-term Investments

Short-term investments consist of available for sale auction rate securities which are comprised of preferred stock and municipal bonds. These securities have characteristics similar to short-term investments because at predetermined intervals, generally within 28 to 49 days of the purchase, there is a new auction process. Short-term investments are stated at fair market value which is equal to cost. No realized or unrealized gains or losses have been incurred in connection with our investments in these securities.

(f)
Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to the Company for debts with the same remaining maturities and is the same as the carrying amount.

F 7

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

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

The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized as a gain or loss on foreign currency in the income statement. At December 31, 2006, the Company’s subsidiary had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $50.6 million and GB pounds 3.1 million, which have maturities of less than a year.

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

(i)
Goodwill and Other Intangible Assets

The Company reviews goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill primarily relates to the Company’s European operations. The cost of licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license (ranging from ten to fifteen years) or the intangible assets (ranging from three to four years) estimated useful life. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Changes in goodwill from one period to another is solely the result of changes in foreign currency exchange rates.

(j)
Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs, which aggregated $5.5 million, $4.2 million and $4.0 million in 2006, 2005 and 2004, respectively, are included in selling, general and administrative expense in the consolidated statements of income. One customer represented 15%, 14% and 10% of consolidated net sales in 2006, 2005 and 2004, respectively.

F 8

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(k)
Issuance of Common Stock by Consolidated Subsidiary

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, is reflected as a gain or loss in the consolidated statements of income.

(l)
Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2006	2005	2004
Numerator:
Net income	$17,742	$15,263	$15,703
Denominator:
Weighted average shares	20,324,309	20,078,424	19,204,768
Effect of dilutive securities:
Stock options and warrants	244,183	408,159	1,289,270
Denominator for diluted
earnings per share	20,568,492	20,486,583	20,494,038

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 216,000, 262,000, and 116,000 shares of common stock for 2006, 2005, and 2004, respectively, and outstanding warrants to purchase 100,000 shares of common stock for 2006 and 2005.

(m)
Advertising and Promotion

Costs associated with advertising are expensed when incurred. Advertising and promotional expenses, which primarily include print media and promotional expenses, included in selling, general and administrative expense were $46.5 million, $40.8 million and $21.8 million for 2006, 2005 and 2004, respectively. These amounts do not include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregating $20.6 million, $15.3 million and $19.1 million in 2006, 2005 and 2004, respectively.

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

F 9

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(n)
Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances which are estimated to be uncollectible aggregating $2.2 million and $2.3 million as of December 31, 2006 and 2005, respectively. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

(o)
Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Tax benefits recognized must be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

(p)
Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). While the statement does not expand the use of fair value in any new circumstances it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption by the Company of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption by the Company of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

F 10

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) 156, Accounting for Servicing of Financial Assets (“SFAS 156”), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 156 will be effective for the Company as of January 1, 2007. The Company does not believe the adoption of SFAS 156 will have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption by the Company of SFAS 154 did not have any impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of the award. SFAS 123(R) became effective in the first quarter of 2006 (see note (10) (b)).

F 11

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(q)	Reclassifications Certain prior year amounts in the accompanying consolidated balance sheet have been reclassified to conform to current year presentation.

(2)	Material Definitive Agreements

(a)
In September 2006, IPSA entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The agreement runs through December 31, 2018. Our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. As an inducement to enter into this license agreement, we agreed to pay, in January 2007, € 18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment and we agreed to purchase existing inventory of approximately $2.1 million held by YSL Beauté, the current licensee. The asset is included trademarks and the liability for the € 18 million up front payment is included in accrued expenses on the accompanying balance sheet as of December 31, 2006. The license agreement became effective on January 1, 2007.

(b)
In March 2006, IPSA entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The agreement, which runs through 2017, requires advertising expenditures and royalty payments as are customary in our industry.

(c)
In July 2005, we entered into an exclusive agreement with The Gap, Inc. (“Gap”) to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. On March 2, 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

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

As an inducement to enter into this agreement, in July 2005 we granted warrants to purchase 100,000 shares of our common stock to Gap exercisable for five years at $25.195, 125% of the market price on the date of grant, and have agreed to register with the Securities and Exchange Commission the shares purchasable thereunder for resale after January 1, 2007. In addition, we agreed to grant up to three (3) additional warrants to Gap. The first additional warrant was granted in September 2006 for 100,000 shares of our common stock at $17.194, the market price on the date of grant. In addition, if the term of our agreement with Gap is extended as discussed above, we will grant to Gap two additional warrants. Each such warrant would be exercisable for 50,000 shares of our common stock at 100% of the market price on the date of grant. The fair market value of the 100,000 warrants granted in July 2005 and the 100,000 warrants granted in September 2006 aggregated approximately $1.7 million, has been capitalized as an intangible asset and is being amortized over the initial term of the agreement.

F 12

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(d)
In October 2004, IPSA entered into a new long-term fragrance license with Burberry. The agreement runs through 2016 plus an option to extend the license an additional five years subject to mutual agreement. In connection with the new license agreement, IPSA paid to Burberry an upfront non-recoupable license fee of approximately $3.6 million. In September 2006, IPSA and Burberry agreed to certain modifications to the new long-term fragrance license and IPSA paid to Burberry an additional upfront non-recoupable license fee of approximately $2.5 million.

(e)
In June 2004, IPSA entered into a fifteen year, exclusive, worldwide license agreement with Lanvin S.A. (Lanvin) to create, develop and distribute fragrance lines under the Lanvin brand name. The fifteen-year license agreement took effect July 1, 2004 and provided for an upfront non-recoupable license fee of $19.2 million, the purchase of existing inventory of $7.6 million, and requires advertising expenditures and royalty payments in line with industry practice.

(3)
Acquisition of Business

In April 2004, IPSA acquired a 67.5% interest in Nickel S.A. (Nickel) for approximately $8.7 million in cash including a capital infusion of $2.8 million, aggregating approximately $4.5 million, net of cash acquired. In accordance with the purchase agreement, each of the minority shareholders has an option to put their remaining interest in Nickel to IPSA from January 2007 through June 2007. Based on an independent valuation, management has valued the put options at $0.93 million as of the date of acquisition, and has recorded a long-term liability and increased goodwill accordingly. These options are carried at fair value as determined by management.

The purchase price to be paid for the minority shares, approximately $4.6 million, is based upon a formula applied to Nickel’s sales for the year ending December 31, 2006, pro rated for the minority holders’ equity in Nickel. In addition, the Company has the right to call the stock based on the same formula and price. The acquisition has been accounted for as a business combination and the results of Nickel have been included in the Company’s consolidated financial statements from the date of the acquisition. As of the date of these financial statements, there has been no indication as to whether or not the put option will be exercised.

(4)	Inventories

	December 31
	2006	2005
Raw materials and component parts	$27,179	$19,529
Finished goods	42,358	29,102
	$69,537	$48,631

F 13

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(5)	Equipment and Leasehold Improvements

	December 31
	2006	2005
Equipment	$14,253	$10,245
Leasehold improvements	1,496	1,119
	15,749	11,364
Less accumulated depreciation and amortization	8,943	6,764
	$6,806	$4,600

Depreciation expense was $1.9 million, $2.3 million and $2.9 million for 2006, 2005 and 2004, respectively.

(6)	Trademarks, Licenses and Other Intangible Assets

	December 31
	2006	2005
Trademarks (indefinite lives)	$6,999	$8,012
Trademarks (finite lives)	103	730
Licenses (finite lives)	54,890	24,516
Other intangible assets (finite lives)	11,090	8,889
	66,083	34,135
Less accumulated amortization	14,740	10,776
	51,343	23,359
Total	$58,342	$31,371

During 2006, 2005, and 2004, charges for the impairment of trademarks with indefinite useful lives based on fair value as determined using discounted cash flows were insignificant. Amortization expense was $3.4 million, $2.1 million and $1.0 million for 2006, 2005 and 2004 respectively. Amortization expense is expected to approximate $4.2 million in 2007, $4.1 million in 2008, 2009 and 2010 and $4.0 million in 2011.

(7)
Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling $45 million, bearing interest at 0.6% above EURIBOR (2.49% at December 31, 2006). Outstanding amounts totaled $0.13 million and $0.99 million at December 31, 2006 and 2005, respectively.

The Company has borrowings available under a $12 million unsecured revolving line of credit due on demand and bearing interest at the banks’ prime rate (8.25% as of December 31, 2006). Outstanding amounts totaled $5.9 million and $0.0 at December 31, 2006 and 2005.

F 14

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(8)
Long-term Debt

In July 2004, IPSA entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of a debt equity ratio of less than one. At December 31, 2006 exchange rates, maturities of long-term debt subsequent to December 31, 2006 are $4.2 million in 2007, $4.3 million in 2008, and $2.2 million in 2009.

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

(a)
Leases

The Company leases its office and warehouse facilities under operating leases expiring through 2014. Rental expense amounted to $7.1 million, $7.2 million and $6.4 million in 2006, 2005 and 2004, respectively. Minimum future rental payments are as follows:

2007	$5,983
2008	6,149
2009	6,235
2010	6,026
2011	4,571
Thereafter	2,760
$31,724

F 15

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

(b)	License Agreements

The Company is obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring through 2018. Royalty expense, included in selling, general, and adminis-trative expenses, aggregated $31.4 million, $27.1 million and $20.9 million, in 2006, 2005 and 2004, respectively. In connection with certain license agreements, the Company is subject to certain minimum annual royalties as follows:

2007	$32,196
2008	33,292
2009	34,887
2010	35,414
2011	34,279
Thereafter	201,036
$371,104

(10)	Shareholders’ Equity

(a)
Issuance of Common Stock by Consolidated Subsidiary

During 2006, 2005 and 2004, 169,479, 120,283, and 168,314 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2006 and 2005, the Company’s percentage ownership of IPSA was approximately 72% and 73%, respectively.

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold is reflected as a gain or loss in the consolidated statements of income.

(b)
Share-Based Payments:

Prior to January 1, 2006, we applied the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at an exercise price equal to the market value at date of grant.

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

Compensation cost for share-based arrangements and the impact of the adoption of SFAS 123(R) during the year ended December 31, 2006 decreased income before income taxes by $0.91 million, decreased net income by $0.44 million, and reduced basic and diluted earnings per share by $0.02. The adoption of SFAS 123(R) had no impact on cash flow.

F 16

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
Reported net income	$15,263	$15,703
Stock-based employee compensation
expense included in reported net
income, net of related tax effects	—	—
Stock-based employee compensation
determined under the fair value
based method, net of related
tax effects	(980)	(1,224)
Pro forma net income	$14,283	$14,479
Income per share, as reported:
Basic	$0.76	$0.82
Diluted	0.75	0.77
Pro forma net income per share:
Basic	0.71	0.75
Diluted	0.70	0.71

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Historically, options granted under the plans vested immediately and were exercisable for a period of five years. Beginning in 2006, options granted under the plans typically vest over a five-year period and are exercisable for a period of six years. There were options outstanding for 171,200 that were not vested as of December 31, 2006. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table summarizes stock option activity and related information as of December 31, 2006 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

F 17

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

	Year ended December 31
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Shares under option –
beginning of year	985,550	$14.03	1,842,675	$7.51	1,897,862	$5.92
Options granted	181,200	19.58	202,900	15.05	217,400	16.72
Options exercised	(227,600)	7.83	(1,048,850)	2.77	(262,663)	3.32
Options cancelled	(71,550)	17.51	(11,175)	14.59	(9,924)	15.40
Shares under options – end
of year	867,600	16.53	985,550	14.03	1,842,675	7.51

At December 31, 2006, options for 874,429 shares were available for future grant under the plans.

As of December 31, 2006, the aggregate intrinsic value of options outstanding is $3.2 million and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.0 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 1.5 million euro. Options under Inter Parfums, S.A. plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the year ended December 31, 2006 and December 31, 2005 were as follows:

	December 31,
	2006	2005

Cash proceeds from stock options exercised	$1,004	$507
Tax benefits	--	--
Intrinsic value of stock options exercised	3,028	12,595

No tax benefit was realized or recognized in 2006 and 2005 from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during 2006, 2005 and 2004 were $6.36, $5.00 and $6.22 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.9% in 2006 and 1.0% in 2005 and 0.8% in 2004; volatility of 30% in 2006, 40% in 2005 and 50% in 2004; risk-free interest rates at the date of grant, 4.7% in 2006, 3.5% in 2005 and 2.9% in 2004; and an expected life of the option of five years in 2006, four years in 2005 and two years in 2004. Expected volatility is estimated using historical volatility.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. The weighted average fair values of the options granted by Inter Parfums, S.A. during 2006, 2005 and 2004 were 10.37 euro, 6.08 euro and 5.62 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94% in 2006, 1.0% in 2005 and 2004; volatility of 25% in 2006, 22% in 2005 and 23% in 2004; risk-free interest rates at the date of grant of 4.6% in 2006, 4.5% in 2005 and 4.2% in 2004; and an expected life of the option of four years in 2006, 2005 and 2004.

F 18

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

The following table summarizes stock option information as of December 31, 2006:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$7.22 – $7.95	13,500	1.00 Years	13,500
$8.03	149,100	0.97 Years	149,100
$14.95	161,200	3.30 Years	161,200
$15.20 – $15.39	170,000	2.95 Years	170,000
$16.52	2,000	4.47 Years	2,000
$17.24	2,000	3.95 Years	2,000
$18.97	9,000	4.09 Years	9,000
19.65 – $19.66	171,200	5.93 Years	—
$22.77	2,000	2.01 Years	2,000
$23.05 – $23.06	167,600	2.00 Years	167,600
$25.24	20,000	2.12 Years	20,000
Totals	867,600	3.05 Years	696,400

The weighted average exercise price of options exercisable as of December 31, 2006 was $15.77.

In 2006, 2005 and 2004, both the Chief Executive Officer and the President exercised an aggregate of 100,000, 938,200 and 163,000 outstanding stock options, respectively, of the Company’s common stock. The aggregate exercise prices of $0.8 million in 2006, $2.4 million in 2005 and $0.42 million in 2004 were paid by them tendering to the Company in 2006, 2005 and 2004 an aggregate of 37,278, 166,069 and 32,537 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2006, 2005 and 2004 an additional 7,840, 10,388 and 14,395 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

(c)
Treasury Stock

The board of directors of the Company has authorized a stock repurchase program whereby the Company purchases shares of its stock to be held in treasury. As of December 31, 2006, the Company is authorized to purchase an additional 404,350 treasury shares in the open market. The Company has not repurchased any treasury shares pursuant to the above authorization during the three year period ended December 31, 2006.

(d)
Dividends

The Company declared dividends of $0.16, $0.16, and $0.12 per share per annum in 2006, 2005, and 2004, respectively. The quarterly dividend of $0.8 million declared in December 2006 was paid January 12, 2007.

(11)
Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances and United States operations primarily represent the sale of specialty retail and mass market fragrances. Information on the Company’s operations by segments is as follows.

F 19

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

	2006	2005	2004
Net sales:
United States	$50,980	$34,284	$41,435
Europe	271,650	241,681	196,088
Eliminations of intercompany sales	(1,576)	(2,432)	(1,476)
	$321,054	$273,533	$236,047
Net income:
United States	$415	$(123)	$1,657
Europe	17,270	15,398	14,184
Eliminations	57	(12)	(138)
	$17,742	$15,263	$15,703
Depreciation and amortization expense:
United States	$763	$448	$358
Europe	4,584	4,065	3,630
	$5,347	$4,513	$3,988
Interest and dividend income:
United States	$596	$526	$274
Europe	1,707	668	508
	$2,303	$1,194	$782
Interest expense:
United States	$259	$19	$10
Europe	1,538	951	788
	$1,797	$970	$798
Income tax expense (benefit):
United States	$(148)	$(398)	$774
Europe	13,304	11,544	10,872
Eliminations	45	(13)	(104)
	$13,201	$11,133	$11,542
Total assets:
United States	$61,435	$53,072	$51,511
Europe	281,378	196,931	188,729
Eliminations of investment in subsidiary	(9,768)	(9,093)	(9,755)
	$333,045	$240,910	$230,485
Additions to long-lived assets:
United States	$1,337	$1,985	$279
Europe	30,862	2,596	31,921
	$32,199	$4,581	$32,200
Total long-lived assets:
United States	$7,376	$6,801	$5,300
Europe	62,750	33,646	40,462
	$70,126	$40,447	$45,762
Deferred tax assets:
United States	$726	$840	$415
Europe	1,768	2,171	2,190
	$2,494	$3,011	$2,605

F 20

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

United States export sales were approximately $7.2 million, $6.4 million and $9.6 million in 2006, 2005 and 2004, respectively. Consolidated net sales to customers by region is as follows:

	Year ended December 31
	2006	2005	2004
North America	$107,400	$81,800	$67,400
Europe	128,300	116,800	105,200
Central and South America	24,500	21,800	21,400
Middle East	21,900	19,800	17,900
Asia	37,700	32,200	22,700
Other	1,300	1,100	1,400
	$321,100	$273,500	$236,000

Consolidated net sales to customers in major countries is as follows:

	Year Ended December 31
	2006	2005	2004
United States	$104,000	$80,000	$66,000
United Kingdom	28,000	26,000	29,000
France	21,000	17,000	15,000

(12)	Income Taxes

The components of income before income taxes and minority interest consist of the following:

	Year ended December 31
	2006	2005	2004
U.S. operations	$267	$(521)	$2,431
Foreign operations	36,868	32,245	29,207

	$37,135	$31,724	$31,638

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31
	2006	2005	2004
Current:
Federal	$(321)	$(19)	$402
State and local	60	46	197
Foreign	12,619	12,516	10,788
	12,358	12,543	11,387
Deferred:
Federal	(81)	(451)	(163)
State and local	195	26	337
Foreign	729	(985)	(19)
	843	(1,410)	155
Total income tax expense	$13,201	$11,133	$11,542

Deferred taxes are provided principally for reserves, and certain other expenses that are recognized in different years for financial reporting and income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
State net operating loss carryforwards	$1,044	$853
Federal net operating loss carryforwards	2,269	1,293
Foreign net operating loss carryforwards	1,274	1,398
Alternative minimum tax credit carryforwards	75	320
Inventory and accounts receivable	249	247
Profit sharing	216	139
Other	937	398
Total gross deferred tax assets	6,064	4,648
Less valuation allowance	(3,570)	(1,637)
Net deferred tax assets	2,494	3,011
Deferred tax liabilities (long-term):
Property, plant, and equipment	(477)	(802)
Trademarks and licenses	(985)	(806)
Other	(649)	(175)
Total deferred tax liabilities	(2,111)	(1,783)
Net deferred tax assets (liabilities)	$383	$1,228

At December 31, 2006 federal net operating loss carryforwards expire in 2026 and foreign net operating loss carryforwards do not expire. At December 31, 2006 the Company’s state net operating loss carryforwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $11.3 million and for New Jersey tax purposes of approximately $13.8 million expire in 2010 and beyond. An additional valuation allowance of $1.1 million, $1.2 million and $0.4 million has been provided in 2006, 2005 and 2004, respectively, as future tax benefits from option compensation deductions might prevent the net operating loss carryforwards from being fully utilized. Any future realization of the valuation allowance will be credited to additional paid-in capital. In addition, a valuation allowance of $0.8 million has been provided in 2006 against certain foreign net operating loss carryforwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards available.

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $97 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2006 since the Company has no present intention to repatriate these earnings.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31
	2006	2005	2004
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.5	0.2	1.1
Effect of foreign taxes in excess of
U.S. statutory rates	2.2	1.8	2.7
Other	(1.1)	(0.9)	(1.3)
Effective rates	35.6%	35.1%	36.5%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(In thousands except share and per share data)

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Year ended December 31, 2006:
Allowances for sales returns and doubtful accounts	$2,257	129	188	(b)	330	(a)	2,244
Year ended December 31, 2005:
Allowances for sales returns and doubtful accounts	$3,230	585	(345)	(b)	1,213	(a)	2,257
Year ended December 31, 2004:
Allowances for sales returns and doubtful accounts	$1,989	1,191	228	(b)	178	(a)	3,230
(a) Write off of bad debts and sales returns.
(b) Foreign currency translation adjustment.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar

Jean Madar, Chief Executive Officer Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors and Chief Executive	March 14, 2007
Jean Madar	Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer and Director	March 14, 2007
Russell Greenberg

/s/ Philippe Benacin	Director	March 6, 2007
Philippe Benacin

/s/ Philippe Santi	Director	March 14, 2007
Philippe Santi

/s/ Francois Heilbronn	Director	March 6, 2007
Francois Heilbronn

/s/ Joseph A. Caccamo	Director	March 14, 2007
Joseph A. Caccamo

	Director	March __, 2007
Jean Levy

	Director	March __, 2007
Robert Bensoussan-Torres

/s/ Jean Cailliau	Director	March 8, 2007
Jean Cailliau

	Director	March __, 2007
Serge Rosinoer

/s/ Patrick Choël	Director	March 7, 2007
Patrick Choël