Form 10-Q
period 2007-03-31
INTER PARFUMS INC
filed 2007-05-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At May 8, 2007 there were 20,437,292 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2006 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,171	$58,247
Short-term investments	13,100	12,800
Accounts receivable, net	98,805	110,251
Inventories	80,726	69,537
Receivables, other	3,198	2,481
Other current assets	5,335	6,137
Income tax receivable	144	370
Deferred tax assets	4,524	2,494

Total current assets	272,003	262,317

Equipment and leasehold improvements, net	6,896	6,806

Trademarks, licenses and other intangible assets, net	57,678	58,342

Goodwill	5,032	4,978

Other assets	609	602

	$342,218	$333,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable - banks	$8,184	$6,033
Current portion of long-term debt	8,718	4,214
Accounts payable - trade	55,759	58,748
Accrued expenses	26,964	52,637
Income taxes payable	4,454	1,325
Dividends payable	1,021	813

Total current liabilities	105,100	123,770

Long-term debt, less current portion	24,222	6,555

Deferred tax liability	2,230	2,111

Put option	1,276	1,262

Minority interest	47,642	44,075

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,437,292 and 20,434,792 shares at March 31, 2007 and December 31, 2006, respectively	20	20
Additional paid-in capital	38,171	38,096
Retained earnings	132,755	127,834
Accumulated other comprehensive income	16,650	15,170
Treasury stock, at cost, 6,247,886 common shares at March 31, 2007 and December 31, 2006	(25,848)	(25,848)

	161,748	155,272

	$342,218	$333,045

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006

Net sales	$85,120	$70,900

Cost of sales	33,187	30,604

Gross margin	51,933	40,296

Selling, general and administrative	40,141	31,063

Income from operations	11,792	9,233

Other expenses (income):
Interest expense	582	201
(Gain) loss on foreign currency	114	(161)
Interest income	(799)	(514)
Gain on subsidiary’s issuance of stock	(157)	(73)

	(260)	(547)

Income before income taxes and minority interest	12,052	9,780

Income taxes	4,177	3,342

Income before minority interest	7,875	6,438

Minority interest in net income of consolidated subsidiary	2,082	2,018

Net income	$5,793	$4,420

Net income per share:
Basic	$0.28	$0.22
Diluted	$0.28	$0.22

Weighted average number of shares outstanding:
Basic	20,436	20,267
Diluted	20,620	20,544

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,793	$4,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,012	1,221
Provision for doubtful accounts	31	12
Noncash stock compensation	203	--
Minority interest in net income of consolidated subsidiary	2,082	2,018
Deferred tax benefit	(1,892)	(62)
Gain on subsidiary’s issuance of stock	(157)	(73)
Changes in:
Accounts receivable	12,453	1,465
Inventories	(10,508)	(9,070)
Other assets	158	(1,705)
Accounts payable and accrued expenses	(5,716)	3,625
Income taxes payable, net	3,294	859

Net cash provided by operating activities	7,753	2,710

Cash flows from investing activities:
Purchases of short-term investments	(300)	--
Proceeds from sale of short-term investments	--	1,400
Purchase of equipment and leasehold improvements	(603)	(926)
Payment for intangible assets acquired	(23,795)	(911)

Net cash used in investing activities	(24,698)	(437)

Cash flows from financing activities:
Increase in loans payable - bank	2,094	4,477
Proceeds of long-term debt	23,591	--
Repayment of long-term debt	(1,893)	(961)
Proceeds from sale of stock of subsidiary	1,100	303
Proceeds from exercise of options	20	294
Dividends paid	(813)	(810)

Net cash provided by financing activities	24,099	3,303

Effect of exchange rate changes on cash	770	1,238

Net increase in cash and cash equivalents	7,924	6,814

Cash and cash equivalents - beginning of period	58,247	42,132

Cash and cash equivalents - end of period	$66,171	$48,946

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$605	$222
Income taxes	2,850	2,577

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2006. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The consolidated financial statements include the accounts of the Company, including majority-owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In January 2007, IPSA formed and began operations of four new majority-owned distribution subsidiaries, Inter Parfums Limited, Inter Parfums Gmbh, Inter Parfums srl and Inter España Parfums et Cosmetiques, SL, covering territories in The United Kingdom, Germany, Italy and Spain, respectively. All material intercompany balances and transactions have been eliminated.

2.	New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). While the statement does not expand the use of fair value in any new circumstances it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption by the Company of FIN 48 did not have a material impact on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	New Accounting Pronouncements (continued):

In March 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) 156, Accounting for Servicing of Financial Assets (“SFAS 156”), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption by the Company of SFAS 156 did not have any impact on our consolidated financial statements.

3.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans vest over a period of four to five years and are exercisable for a period of up to six years. It is generally the Company’s policy to issue new shares upon exercise of stock options.

Employee stock-based compensation reduced income before income taxes and net income by $0.28 million and $0.14 million and by $0.24 million and $0.15 million for the three months ended March 31, 2007 and 2006, respectively. There was no significant effect on basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

The following table summarizes stock option information as of March 31, 2007 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	867,600	$16.53
Granted	9,500	19.85
Exercised	(2,500)	8.00
Forfeited or expired	(3,200)	17.93

Outstanding at March 31, 2007	871,400	$16.58

Options exercisable at March 31, 2007	692,700	$15.80
Options available for future grants	964,579

As of March 31, 2007, the weighted average remaining contractual life of options outstanding is 3.1 years (2.3 years for options exercisable), the aggregate intrinsic value of options outstanding is $4.3 million ($4.0 million for options exercisable) and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.1 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 1.3 million euro. Options under Inter Parfums, S.A. plans vest over a four year period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Share-Based Payments (continued):

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2007 and March 31, 2006 were as follows:

(In thousands)	March 31, 2007	March 31, 2006

Cash proceeds from stock options exercised	$20	$398
Tax benefits	--	--
Intrinsic value of stock options exercised	29	543

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2007 and 2006 were $5.18 and $6.63 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2007 and 0.9% in 2006; volatility of 26% in 2007 and 40% in 2006; risk-free interest rates at the date of grant, 5.0% in 2007 and 4.6% in 2006; and an expected life of the option of four years in 2007 and 2006. Expected volatility is estimated using historical volatility.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. There were no options granted by Inter Parfums, S.A. during the three months ended March 31, 2007 and 2006.

4.	Comprehensive Income:

(In thousands)	Three months ended March 31,
	2007	2006
Comprehensive income:
Net income	$5,793	$4,420
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,484	2,567
Change in fair value of derivatives	(5)	(21)

Comprehensive income	$7,272	$6,966

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Segment and Geographic Areas:

We manufacture and distribute one product line, fragrances and fragrance related products and we manage our business in two segments, European based operations and United States based operations. The European assets are primarily located, and operations are primarily conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of specialty retail and mass market fragrances. Information on the Company’s operations by geographical areas is as follows.

(In thousands)	Three months ended March 31,
	2007	2006
Net Sales:
United States	$9,554	$8,006
Europe	75,767	63,506
Eliminations of intercompany sales	(201)	(612)

	$85,120	$70,900

Net Income (Loss):
United States	$(687)	$(823)
Europe	6,417	5,286
Eliminations	63	(43)

	$5,793	$4,420

6.	Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended March 31,
	2007	2006
Numerator:
Net income	$5,793	$4,420

Denominator:
Weighted average shares	20,436	20,267
Effect of dilutive securities:
Stock options and warrants	184	277

	20,620	20,544

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2007	December 31, 2006

Raw materials and component parts	$32,731	$27,179
Finished goods	47,995	42,358

	$80,726	$69,537

8.	Long-term Debt:

In January 2007, Inter Parfums, S.A. entered into an 18 million euro five-year unsecured credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of certain financial covenants.

In July 2004, Inter Parfums, S.A. entered into a 16 million euro five-year credit agreement. The long-term credit facility, which bears interest at 0.60% above the three month EURIBOR rate, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of certain financial covenants. In connection with this credit agreement, the Company entered into a swap transaction effectively exchanging the variable interest rate referred to above to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the consolidated statements of income.

At March 31, 2007 exchange rates, maturities of long-term debt on a calendar year basis subsequent to March 31, 2007 are as follows (in thousands):

Period Ended December 31,

2007	$5,402
2008	8,810
2009	6,869
2010	4,935
2011	5,140
2012	1,318

9.	Entry into Definitive Agreement:

On April 9, 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we will design and manufacture personal care products which will be sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2006, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our prestige products primarily under license agreements with brand owners and prestige product sales represented approximately 89% of net sales for 2007. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 60% of net sales for both three-month periods ended March 31, 2007 and 2006.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 11% of sales for the three month period ended March 31, 2007. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Aziza and Jordache trademarks.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Recent Important Events

Van Cleef & Arpels

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. Van Cleef & Arpels is a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement, in January 2007 we paid €18 million (approximately $23.8 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment, which amount is included in trademarks, licenses, and other intangible assets in the accompanying consolidated balance sheets, and we purchased existing inventory held by YSL Beauté, the former licensee. The license agreement became effective on January 1, 2007.

In January 2007, the up front royalty payment was financed with an €18 million five-year credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments.

New York & Company

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we will design and manufacture personal care products which will be sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns. Generally, we do not bill customers for shipping and handling costs and all shipping and handling costs, which aggregated $1.4 million and $1.1 million for the three-month periods ended March 31, 2007 and 2006, respectively, and are included in selling, general and administrative expense in the consolidated statements of income. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, and trade discounts and allowances.

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

Results of Operations

Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006

Net Sales

	Three months ended March 31,
	2007	% Change	2006	% Change	2005
	(in millions)
European based product sales	$75.6	20%	$62.9	0%	$62.7
United States based product sales	9.5	19%	8.0	(5%)	8.4
Total net sales	$85.1	20%	$70.9	0%	$71.1

Net sales for the three months ended March 31, 2007 increased 20% to $85.1 million, as compared to $70.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 15%.

INTER PARFUMS, INC. AND SUBSIDIARIES

With no major new launches in the first quarter of 2007, European based prestige fragrances continued their growth trend as Burberry fragrance achieved a 19% sales increase (9% in constant dollars) for the three months ended March 31, 2007 as compared to the corresponding period of the prior year.

In January 2007, we began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels Logistics SA, a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018, and the integration of the brand is now underway. Sales of existing products under the Van Cleef & Arpels brand aggregated approximately $2.8 million for the three months ended March 31, 2007.

During the first quarter of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary. For the first quarter of 2007, we estimate that sales were depressed by approximately $4 million to $6 million, because our distribution subsidiaries were not fully operational until mid-quarter, and distributors generally build-up inventory following the holiday season as well as in preparation for the new product launches.

In 2006, first quarter prestige product sales were flat in actual dollars and up approximately 8% in constant dollars led by Lanvin fragrance sales, which performed exceptionally well throughout 2005 and into the first quarter of 2006. In addition, the initial launch of Burberry London for women in the United States and much of Europe contributed to first quarter 2006 prestige product sales growth.

With respect to our United States specialty retail and mass-market products, net sales were up 19% for the first quarter of 2007 after falling 5% in 2006. In early 2006, we began shipping Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, their existing fragrance and personal care products. In August 2006 we launched the Banana Republic Discover Collection, a family of five fragrances which debuted in Banana Republic’s North American stores in September. The collection consists of three scents for women and two for men. Bath and body products as well as home fragrance products were also created to complement the fragrance selection.

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

Looking towards 2007, in May, over 150 Gap Body stores unveiled the more than 70 new bath and body products created for them, which will be followed by the new Gap eau de toilette line in the third quarter of 2007. The current schedule calls for the new products to begin to rollout to the Gap stores in late summer, and continue throughout the remainder of the year.

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we will design and manufacture personal care products which will be sold at the New York & Company retail locations and on their website. We anticipate that the initial line of bath and body products will be in New York & Company stores late this year or early next year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Looking towards 2007 for our European prestige business, our first fragrance family under the Roxy brand is scheduled for introduction in the fall of 2007. New prestige fragrance families for women under the Paul Smith, S.T. Dupont and Christian Lacroix brands are also in the launch pipeline and finally, we are very excited about the prospects for the Van Cleef & Arpels fragrance brand which we took over on January 1, 2007. The integration of the brand is now underway and in 2008, we plan to launch a new Van Cleef & Arpels fragrance family.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross margins	Three months ended March 31,
(in millions)	2007	2006

Net sales	$85.1	$70.9
Cost of sales	33.2	30.6

Gross margin	$51.9	$40.3

Gross margin as a % of net sales	61%	57%

Gross profit margins were 61% in 2007 and 57% in 2006. Sales of products from our European based prestige fragrances have always generated significantly higher gross profit margins than sales of our United States based specialty retail and mass-market products. Since first quarter 2007 sales growth was equally spread between our European based products and our United States based products, we would expect gross margin to remain relatively constant. However, the gross margin increase of approximately 400 basis points for the three months ended March 31, 2007 is the result of the commencement of operations of our newly established majority-owned European distribution subsidiaries.

Selling, general & administrative	Three months ended March 31,
(in millions)	2007	2006

Selling, general & administrative	$40.1	$31.1

Selling, general & administrative as a % of net sales	47%	44%

Selling, general and administrative expense increased 29% for the three-month period ended March 31, 2007, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative expense was 47% and 44% for the three months ended March 31, 2007 and 2006, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $12.5 million (14.7% of net sales) and $9.6 million (13.5% of net sales) for the three-month period ended March 31, 2007 and 2006, respectively. Royalty expense included in selling, general, and administrative expenses aggregated $9.6 million (11.3% of net sales) and $7.3 million (10.3% of net sales), for the three-month periods ended March 31, 2007 and 2006, respectively.

The remaining balance of the increase in selling, general and administrative expenses as a percentage of sales for the 2007 period as compared to 2006 period is primarily the result of operating expenses related to our newly established majority-owned European distribution subsidiaries.

Income from operations increased 28% to $11.8 million for the three-month period ended March 31, 2007, as compared to $9.2 million for the corresponding period of the prior year. Operating margins were 13.9% of net sales in the current period as compared to 13.0% for the corresponding period of the prior year.

Interest expense aggregated $0.6 million for the three-month period ended March 31, 2007, as compared to $0.2 million in 2006. We use the credit lines available to us, as needed, to finance our working capital needs. In addition, a new €18 million long-term credit agreement was entered into in January 2007, to finance payments required under the new Van Cleef & Arpels license agreement.

Foreign currency gains or (losses) aggregated ($0.1) million and $0.2 million for the three-month period ended March 31, 2007 and 2006, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 34.7% and 34.2% for the three-month period ended March 31, 2007 and 2006, respectively. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income increased 31% to $5.8 million for the three-month period ended March 31, 2007, as compared to $4.4 million for the corresponding period of the prior year. Basic and diluted earnings per share increased 27% to $0.28 for the three-month period ended March 31, 2007, as compared to $0.22 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 20.4 million for the three months ended March 31, 2007, as compared to 20.3 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 20.6 million for the three months ended March 31, 2007, as compared to 20.5 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At March 31, 2007, working capital aggregated $167 million and we had a working capital ratio in excess of 2.5 to 1. Cash and cash equivalents and short-term investments aggregated $79 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. As an inducement to enter into this license agreement, in January 2007 we paid € 18 million (approximately $23.8 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front royalty payment and we purchased existing inventory of approximately $2.1 million held by YSL Beauté, the former licensee. In January 2007, the up front royalty payment was financed with an €18 million five-year credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments.

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

The purchase price to be paid for the minority shares, approximately $4.6 million, is based upon a formula applied to Nickel’s sales for the year ending December 31, 2006 pro rated for the minority holders’ equity in Nickel. We anticipate that the put options will be exercised during the second quarter of 2007.

Cash provided by operating activities aggregated $7.8 million and $2.7 million for the three-month periods ended March 31, 2007 and 2006, respectively. Although a significant inventory build up during the first quarter of 2007 (up 13% from December 31, 2006 without currency effect) was required to support the current 2007 launch schedule, changes in other working capital items, such as the significant decline in accounts receivable, mitigated the potential negative impact.

Cash flows used in investing activities in 2007, reflects the payment of $23.8 million required in connection with the new Van Cleef & Arpels license agreement. As previously mentioned, this payment was financed with five-year credit agreement which is reflected in cash flows from financing activities. The long-term credit facility bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments.

Cash flows used in investing activities in 2007 also reflects payments of approximately $0.6 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2007 are expected to be in the range of $2.5 million to $3.5 million, considering our 2007 launch schedule and the ongoing renovation of our United States corporate offices.

In December 2006, our board of directors authorized an increase of our cash dividend for 2007 from $0.16 to $0.20 per share, aggregating approximately $4.1 million per annum, payable $.05 per share on a quarterly basis. Our first cash dividend of $.05 per share was paid on April 13, 2007 to shareholders of record on March 30, 2007. Dividends paid aggregated $0.8 million for both the three-month periods ended March 31, 2007 and 2006. The cash dividend for 2007 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at March 31, 2007, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2007 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. Actual borrowings under these facilities have been minimal as we typically use our working capital to finance all of our cash needs.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2007.

Contractual Obligations

We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and thereafter are $6.0 million, $6.1 million, $6.2 million, $6.0 million, $4.6 million and $2.8 million, respectively.

We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Obligations pursuant to these license agreements for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and thereafter are $32.2 million, $33.3 million, $34.9 million, $35.4 million, $34.3 million and $201.0 million, respectively.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2007, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $44.0 million and GB Pounds 2.8 million.

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

Part II. Other Information

Items 1, Legal Proceedings, 1A, Risk Factors, 2, Unregistered Sales of Equity Securities and Use of Proceeds, 3, Defaults Upon Senior Securities, 4, Submission of Matters to Vote of Security Holders and 5, Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description

10.129	Agreement between Inter Parfums, S.A. and BNP Paribas, S.A. dated 3 December 2006 - French original

10.129.1	Agreement between Inter Parfums, S.A. and BNP Paribas, S.A. dated 3 December 2006 - English translation

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2007.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer