Form 10-Q
period 2007-06-30
INTER PARFUMS INC
filed 2007-08-08
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 6, 2007 there were 20,437,292 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

ASSETS
	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$60,669	$58,247
Short-term investments	2,500	12,800
Accounts receivable, net	103,464	110,251
Inventories	101,145	69,537
Receivables, other	4,628	2,481
Other current assets	5,337	6,137
Income tax receivable	98	370
Deferred tax assets	5,273	2,494

Total current assets	283,114	262,317

Equipment and leasehold improvements, net	7,069	6,806

Trademarks, licenses and other intangible assets, net	58,639	58,342

Goodwill	7,027	4,978

Other assets	613	602

	$356,462	$333,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable - banks	$10,987	$6,033
Current portion of long-term debt	9,225	4,214
Accounts payable - trade	62,987	58,748
Accrued expenses	31,274	52,637
Income taxes payable	2,420	1,325
Dividends payable	1,022	813

Total current liabilities	117,915	123,770

Long-term debt, less current portion	21,821	6,555

Deferred tax liability	2,179	2,111

Put option	--	1,262

Minority interest	48,134	44,075

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,437,292 and 20,434,792 shares at June 30, 2007 and December 31, 2006, respectively	20	20
Additional paid-in capital	38,228	38,096
Retained earnings	135,635	127,834
Accumulated other comprehensive income	18,378	15,170
Treasury stock, at cost, 6,247,886 common shares at June 30, 2007 and December 31, 2006	(25,848)	(25,848)

	166,413	155,272

	$356,462	$333,045

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$82,764	$70,285	$167,885	$141,185

Cost of sales	34,615	30,615	67,803	61,219

Gross margin	48,149	39,670	100,082	79,966

Selling, general and administrative	41,366	33,337	81,508	64,400

Income from operations	6,783	6,333	18,574	15,566

Other expenses (income):
Interest expense	632	318	1,215	519
(Gain) loss on foreign currency	10	(220)	123	(381)
Interest and dividend (income)	(790)	(501)	(1,589)	(1,015)
(Gain) loss on subsidiary’s issuance of stock	(369)	61	(526)	(12)

	(517)	(342)	(777)	(889)

Income before income taxes and minority interest	7,300	6,675	19,351	16,455

Income taxes	2,272	2,293	6,448	5,635

Income before minority interest	5,028	4,382	12,903	10,820

Minority interest in net income of consolidated subsidiary	1,279	1,190	3,361	3,208

Net income	$3,749	$3,192	$9,542	$7,612

Net income per share:
Basic	$0.18	$0.16	$0.47	$0.38
Diluted	$0.18	$0.16	$0.46	$0.37

Weighted average number of shares outstanding:
Basic	20,437	20,315	20,437	20,291
Diluted	20,725	20,564	20,673	20,554

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,542	$7,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,117	2,539
Provision for doubtful accounts	289	25
Noncash stock compensation	408	313
Loss on sale of trademark	--	240
Minority interest in net income of consolidated subsidiary	3,361	3,208
Deferred tax (benefit)	(2,686)	(542)
Change in fair value of put option	--	363
Gain on subsidiary’s issuance of stock	(526)	(12)
Changes in:
Accounts receivable	8,948	(5,859)
Inventories	(29,926)	(18,870)
Other assets	(1,131)	(1,502)
Accounts payable and accrued expenses	4,531	8,547
Income taxes payable, net	1,309	(863)

Net cash used in operating activities	(1,764)	(4,801)

Cash flows from investing activities:
Purchases of short-term investments	(300)	--
Proceeds from sale of short-term investments	10,600	2,800
Purchase of equipment and leasehold improvements	(1,319)	(1,887)
Payment for intangible assets acquired	(24,891)	(1,381)
Proceeds from sale of trademark	--	1,106
Payment for acquisition of minority interest	(4,673)	--

Net cash provided by (used in) investing activities	(20,582)	638

Cash flows from financing activities:
Increase in loans payable - bank	4,837	8,100
Proceeds of long-term debt	23,909	--
Repayment of long-term debt	(4,235)	(1,966)
Proceeds from sale of stock of subsidiary	2,233	574
Proceeds from exercise of options	20	509
Dividends paid	(1,835)	(1,622)
Dividends paid to minority interest	(1,594)	(1,218)

Net cash provided by financing activities	23,335	4,377

Effect of exchange rate changes on cash	1,433	1,851

Net increase in cash and cash equivalents	2,422	2,065

Cash and cash equivalents - beginning of period	58,247	42,132

Cash and cash equivalents - end of period	$60,669	$44,197

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,163	$526
Income taxes	6,678	7,200

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Comprehensive Income:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$3,749	$3,192	$9,542	$7,612
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,715	4,870	3,199	7,437
Change in fair value of derivatives	14	23	9	2

Comprehensive income	$5,478	$8,085	$12,750	$15,051

4.	Segment and Geographic Areas:

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Sales:
United States	$12,334	$9,544	$21,889	$17,550
Europe	70,653	60,776	146,420	124,282
Eliminations of intercompany sales	(223)	(35)	(424)	(647)

	$82,764	$70,285	$167,885	$141,185

Net Income (Loss):
United States	$(223)	$(500)	$(910)	$(1,323)
Europe	3,984	3,659	10,401	8,945
Eliminations	(12)	33	51	(10)

	$3,749	$3,192	$9,542	$7,612

			June 30,	December 31,
			2007	2006
Total Assets:
United States			$55,754	$61,435
Europe			310,823	281,378
Eliminations of investment in subsidiary			(10,115)	(9,768)

			$356,462	$333,045

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$3,749	$3,192	$9,542	$7,612

Denominator:
Weighted average shares	20,437	20,315	20,437	20,291
Effect of dilutive securities:
Stock options	288	249	236	263

	20,725	20,564	20,673	20,554

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 168,000 and 267,000 shares of common stock for the three and six month periods ended June 30, 2007, respectively, and 220,000 shares for both the three and six month periods ended June 30, 2006, as well as outstanding warrants to purchase 100,000 shares of common stock for all periods presented.

6.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2007	December 31, 2006

Raw materials and component parts	$41,297	$27,179
Finished goods	59,848	42,358

	$101,145	$69,537

Overhead included in inventory aggregated $2.8 million and $2.1 million as of June 30, 2007 and December 31, 2006, respectively.

7.	Long-term Debt:

In January 2007, Inter Parfums, S.A. entered into an €18 million five-year credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of certain financial covenants.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Long-term Debt (continued):

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

At June 30, 2007 exchange rates, maturities of long-term debt on a calendar year basis subsequent to June 30, 2007 are as follows (in thousands):

2007	$ 3,592
2008	8,934
2009	6,965
2010	5,005
2011	5,213
2012	1,337

8.	Share-Based Payments:

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

Employee stock-based compensation reduced income before income taxes by $0.28 million and $0.56 million for the three and six month periods ended June 30, 2007, respectively, as compared to $0.21 million and $0.44 million for the corresponding periods of the prior year. Employee stock-based compensation reduced net income by $0.14 million and $0.28 million for the three and six month periods ended June 30, 2007, respectively, as compared to $0.10 million and $0.22 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2007 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	867,600	$16.53
Granted	11,500	21.09
Exercised	(2,500)	8.00
Forfeited or expired	(3,400)	18.03

Outstanding at June 30, 2007	873,200	$16.61

Options exercisable at June 30, 2007	692,700	$15.80
Options available for future grants	866,329

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Share-Based Payments (continued):

As of June 30, 2007, the weighted average remaining contractual life of options outstanding is 2.4 years (1.9 years for options exercisable), the aggregate intrinsic value of options outstanding is $8.7 million ($7.5 million for options exercisable) and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.0 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 1.2 million euro. Options under Inter Parfums, S.A. plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2007 and 2006 were as follows:

(In thousands)	June 30, 2007	June 30, 2006

Cash proceeds from stock options exercised	$20	$509
Tax benefits	--	--
Intrinsic value of stock options exercised	29	686

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2007 and 2006 were $5.18 and $6.63 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2007 and 0.9% in 2006; volatility of 26% in 2007 and 40% in 2006; risk-free interest rates at the date of grant, 5.0% in 2007 and 4.6% in 2006; and an expected life of the option of four years in 2007 and 2006. Expected volatility is estimated using historical volatility.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. There were no options granted by Inter Parfums, S.A. during the six months ended June 30, 2007. The weighted average fair values of the options granted by Inter Parfums, S.A. during the six months ended June 30, 2006 were 10.37 euro per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94%; volatility of 25%; risk-free interest rates at the date of grant, 4.6%; and an expected life of the option of four years in 2006.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Entry Into Definitive Agreements:

[1]
In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 from Jeanne Lanvin, S.A. (“Lanvin”). Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions. In July, we paid €22 million (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated our existing license agreement. We also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of  the trademarks through June 30, 2019. Finally, we have given Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

[2]
In June 2007, the minority shareholders of Nickel S.A., a consolidated subsidiary of the Company, exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to the Company for approximately $4.7 million in cash. The acquisition was accounted for under the purchase method. The allocation of the additional purchase price was as follows (in thousands):

Purchase price	$4,673
Less amount recorded for put option liability	1,273
Subtotal	3,400

Allocated as follows:
Trademarks	$921
Minority interest	587
Goodwill	1,892

Total	$3,400

[3]
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

We produce and distribute our prestige products primarily under license agreements with brand owners and prestige product sales represented approximately 87% of net sales for the six month period ended June 30, 2007. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 58% and 60% of net sales for the six-month periods ended June 30, 2007 and 2006, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 13% of sales for the six month period ended June 30, 2007. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Aziza and Jordache trademarks.

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

Recent Important Events

Lanvin

In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 from Lanvin. Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions. We paid €22 million (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated our existing license agreement. We also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of the trademarks through June 30, 2019. Finally, we have given Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of 70 million or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

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

Van Cleef & Arpels

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. Van Cleef & Arpels is a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement, in January 2007 we paid €18 million (approximately $23.8 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front payment, which amount is included in trademarks, licenses, and other intangible assets in the accompanying consolidated balance sheets, and we purchased existing inventory held by YSL Beauté, the former licensee. The license agreement became effective on January 1, 2007.

In January 2007, the up front payment was financed with an €18 million five-year credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments.

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

Promotional Allowances

We have various performance-based arrangements with certain retailers. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. The costs that the Company incurs for performance based arrangements, shelf replacement costs and slotting fees are netted against revenues on the Company’s consolidated statement of income. Estimated accruals for promotions and advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2007 as Compared to the Three and Six Months Ended June 30, 2006

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2007	% Change	2006	2007	% Change	2006

European based product sales	$70.5	16%	$60.8	$146.0	18%	$123.6
United States based product sales	12.3	29%	9.5	21.9	25%	17.6

Total net sales	$82.8	18%	$70.3	$167.9	19%	$141.2

Net sales for the three months ended June 30, 2007 increased 18% to $82.8 million, as compared to $70.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increase 13% for the period.

Net sales for the six months ended June 30, 2007 increased 19% to $167.9 million, as compared to $141.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increase 14% for the period. The continued weakness of the US dollar relative to the euro gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 16% for the three months ended June 30, 2007 and 18% for the six months ended June 30, 2007, as compared to the corresponding periods of the prior year. With no major new launches in the first half of 2007, European based prestige fragrances continued their growth trend as Burberry fragrance achieved a 15% sales increase (10% in constant dollars) for the six months ended June 30, 2007 as compared to the corresponding period of the prior year.

In January 2007, we began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels Logistics SA, a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018, and the integration of the brand is now underway. Sales of existing products under the Van Cleef & Arpels brand aggregated approximately $3.3 million and $6.1 million for the three and six month periods ended June 30, 2007, respectively.

During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers. For the first half of 2007, sales continued to be negatively effected as our distribution subsidiaries were not fully operational until mid-first quarter, and distributors generally build-up inventory in preparation for the new product launches and the holiday season.

Looking towards the second half of 2007 for our European prestige business, our first fragrance family under the Roxy brand is scheduled for introduction in August. New prestige fragrance families for women under the Paul Smith, S.T. Dupont and Christian Lacroix brands are also in the launch pipeline and finally, we are very excited about the prospects for the Van Cleef & Arpels fragrance brand which we took over on January 1, 2007. The integration of the brand is well underway and in 2008, we plan to launch a new Van Cleef & Arpels fragrance family.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to our United States specialty retail and mass-market products, net sales were up 29% and 25% for the three and six month-periods ended June 30, 2007, respectively, as compared to the corresponding periods of the prior year. In early 2006, we began shipping Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, their existing fragrance and personal care products. In August 2006 we launched the Banana Republic Discover Collection, a family of five fragrances which debuted in Banana Republic’s North American stores in September. The collection consists of three scents for women and two for men. Bath and body products as well as home fragrance products were also created to complement the fragrance selection.

In May 2007, over 150 Gap Body stores in the United States and Canada unveiled the more than 70 new bath and body products we created for them. The bath and body line will be followed by new Gap eau de toilette products and a men’s fragrance and grooming product line in the third quarter of 2007. The current schedule calls for the new products to begin to rollout to the Gap stores in late summer, and continue throughout the remainder of the year.

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

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we will design and manufacture personal care products which will be sold at the New York & Company retail locations and on their website. We anticipate that the initial line of bath and body products will be in New York & Company stores in time for the 2007 Holiday season.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Net sales	$82.8	$70.3	$167.9	$141.2
Cost of sales	34.7	30.6	67.8	61.2

Gross margin	$48.1	$39.7	$100.1	$80.0

Gross margin as a percent of net sales	58%	56%	60%	57%

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin was 58% and 60% for the three and six month periods ended June 30, 2007, respectively, as compared to 56% and 57% for the three and six month periods ended June 30, 2006, respectively. The gross margin increases for both the three and six month periods ended June 30, 2007 are primarily the result of the commencement of operations of our newly established majority-owned European distribution subsidiaries. Sales of products from our European based prestige fragrances have always generated significantly higher gross profit margins than sales of our United States based specialty retail and mass-market products. The gross margin increase for the three months ended June 30 2007 was slightly mitigated by the sales gains of our United States based products which exceeded the sales growth rate of our European based products.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.4 million and $2.8 million for the three and six month periods ended June 30, 2007, respectively, as compared to $1.0 million and $2.1 million for the corresponding period of the prior year, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general & administrative expense	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Selling, general & administrative expense	$41.4	$33.3	$81.5	$64.4

Selling, general & administrative expense as a percent of net sales	50%	47%	49%	46%

Selling, general and administrative expense increased 24% and 27% for the three and six-month periods ended June 30, 2007, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expense was 50% and 49% of sales for the three and six-month periods ended June 30, 2007, respectively, as compared to 47% and 46% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $13.2 million and $25.7 million for the three and six-month periods ended June 30, 2007, respectively, as compared to $12.3 million and $22.0 million, respectively, for the corresponding periods of the prior year. Royalty expense, included in selling, general, and administrative expenses, aggregated $7.9 million and $17.5 million for the three and six-month periods ended June 30, 2007, respectively, as compared to $5.6 million and $12.9 million, respectively, for the corresponding periods of the prior year.

The balance of the increase in selling, general and administrative expenses as a percentage of sales for the 2007 periods as compared to the 2006 periods is primarily the result of operating expenses related to our newly established majority-owned European distribution subsidiaries.

Income from operations increased 7% to $6.8 million for the for the three-month period ended June 30, 2007, as compared to $6.3 million for the corresponding period of the prior year. Income from operations increased 19% to $18.6 million for the six month period ended June 30, 2007, as compared to $15.6 million for the corresponding period of the prior year. Operating margins were 8.2% and 11.1% of net sales for the three and six month periods ended June 30, 2007, respectively, as compared to 9.0% and 11.0% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest expense aggregated $0.6 million and $1.2 million for the three and six-month periods ended June 30, 2007, as compared to $0.3 million and $0.5 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. In addition, an €18 million long-term credit agreement was entered into in January 2007, to finance payments required under the new Van Cleef & Arpels license agreement.

Foreign currency losses aggregated $0.01 million and $0.1 million for the three and six-month periods ended June 30, 2007, respectively, as compared to gains of $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2006, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 31% and 33% for the three and six-month periods ended June 30, 2007, respectively, as compared to 34% for both the three and six-month periods ended June 30, 2006. Jurisdictions in which our new distribution subsidiaries operate carry slightly lower effective tax rates than France and the United States thereby reducing our overall effective tax rate. No significant changes in tax rates were experienced nor were any expected in the jurisdictions where we operate.

Net income increased 17% to $3.7 million for the three-month period ended June 30, 2007, as compared to $3.2 million for the corresponding period of the prior year. Net income increased 25% to $9.5 million for the six-month period ended June 30, 2007, as compared to $7.6 million for the corresponding period of the prior year.

Diluted earnings per share were $0.18 and $0.16 for the three month periods ended June 30, 2007 and 2006, respectively and diluted earnings per share were $0.46 and $0.37 for the six month periods ended June 30, 2007 and 2006, respectively. Weighted average shares outstanding aggregated 20.4 million for both the three and six-month periods ended June 30, 2007, as compared to 20.3 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.7 million for both the three and six-month periods ended June 30, 2007, as compared to 20.6 million for both corresponding periods of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At June 30, 2007, working capital aggregated $165 million and we had a working capital ratio of 2.4 to 1. Cash and cash equivalents and short-term investments aggregated $63 million.

In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 from Lanvin. Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions. We paid €22 million (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated our existing license agreement. We also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of the trademarks through June 30, 2019. Finally, we have given Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million or one times the average annual sales for the years ending December 31, 2023 and 2024.

INTER PARFUMS, INC. AND SUBSIDIARIES

In June 2007, the minority shareholders if Nickel S.A., a consolidated subsidiary of the Company, exercised their rights to sell their remaining 32.5% interest in Nickel S.A. to the Company for approximately $4.7 million in cash. The acquisition was accounted for under the purchase method.

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. As an inducement to enter into this license agreement, in January 2007 we paid €18 million (approximately $23.8 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front payment and we purchased existing inventory of approximately $2.1 million held by YSL Beauté, the former licensee. In January 2007, the up front payment was financed with an €18 million five-year credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 equal quarterly installments.

Cash used in operating activities aggregated $1.8 million and $4.8 million for the six-month periods ended June 30, 2007 and 2006, respectively. Although a significant inventory build up during the first half of 2007 (up 36% from December 31, 2006 without currency effect) was required to support the current 2007 launch schedule, changes in other working capital items, such as the significant decline in accounts receivable, mitigated much of the negative impact.

Cash flows used in investing activities in 2007, reflects the payment of $4.7 million for the remaining portion of Nickel S.A. and the $23.8 million payment required in connection with our new Van Cleef & Arpels license agreement. As previously mentioned, the latter payment was financed with five-year credit agreement which is reflected in cash flows from financing activities. The long-term credit facility bears interest at 4.1% and provides for principal to be repaid in 20 equal quarterly installments.

Cash flows used in investing activities in 2007 also reflects net proceeds of approximately $10 million from the sale of short-term investments which was used to finance our working capital needs. Approximately $1.3 million was spent for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2007 are expected to be in the range of $2.5 million to $3.5 million, considering our 2007 launch schedule and the renovation of our United States corporate offices.

In December 2006, our board of directors authorized an increase of our cash dividend for 2007 from $0.16 to $0.20 per share, aggregating approximately $4.1 million per annum, payable $.05 per share on a quarterly basis. Our next cash dividend of $.05 per share will be paid on October 15, 2007 to shareholders of record on September 28, 2007. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $3.4 million and $2.8 million for the six-month periods ended June 30, 2007 and 2006, respectively. The cash dividend for 2007 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at June 30, 2007, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2007 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended June 30, 2007.

Contractual Obligations

We lease our office and warehouse facilities under operating leases expiring through 2013. Obligations pursuant to these leases for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and thereafter are $6.0 million, $6.1 million, $6.2 million, $6.0 million, $4.6 million and $2.8 million, respectively.

We are obligated under a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products. Royalty obligations pursuant to these license agreements for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and thereafter are $32.2 million, $33.3 million, $34.9 million, $35.4 million, $34.3 million and $201.0 million, respectively. Advertising commitments pursuant to license agreements for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and thereafter are $103.1 million, $111.5 million, $118.0 million, $114.0 million, $112.0 million and $707.3 million, respectively. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2006, without consideration for potential renewal periods. The figures included above do not reflect the fact that historically our distributors have shared our advertising obligations on an approximate 50/50 basis.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2007, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $45.0 million and GB Pounds 2.5 million.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes were required at this time.

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

Part II. Other Information

Items 1, Legal Proceedings, 1A, Risk Factors, 2, Unregistered Sales of Equity Securities and Use of Proceeds, 3, Defaults Upon Senior Securities, and 5, Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on 26 July 2007 at 10:00 a.m., local time, at the offices of The Equity Group, 800 Third Avenue, New York, New York 10036.

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

Nominee	Votes For	Votes Withheld

Jean Madar	15,343,198	1,558,397
Philippe Benacin	14,652,049	2,249,546
Russell Greenberg	13,604,846	3,296,749
Francois Heilbronn	15,665,107	1,236,488
Joseph A. Caccamo	13,843,821	3,057,774
Jean Levy	16,713,799	187,796
Robert Bensoussan-Torres	13,118,170	3,783,425
Jean Cailliau	16,803,552	98,043
Philippe Santi	12,901,014	4,000,581
Serge Rosinoer	16,806,927	94,668
Patrick Choël	16,713,799	187,796

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following document is filed herewith:

Exhibit No.	Description

2.4	Agreement of Sale of Lanvin Trademarks between Jeanne Lanvin, S.A and Inter Parfums, S.A. dated 30 July 2007 - French Original

2.4.1	Agreement of Sale of Lanvin Trademarks between Jeanne Lanvin, S.A and Inter Parfums, S.A. dated 30 July 2007 - English Translation

10.130
Agreement for Technical Assistance between Jeanne Lanvin, S.A and Inter Parfums, S.A. dated 30 July 2007 - French Original
(Certain confidential information in this Exhibit 10.130 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.130.1
Agreement for Technical Assistance between Jeanne Lanvin, S.A and Inter Parfums, S.A. dated 30 July 2007 - English Translation
(Certain confidential information in this Exhibit 10.130.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.131	Coexistence Agreement between Jeanne Lanvin, S.A and Inter Parfums, S.A. dated 30 July 2007- French Original

10.131.1	Coexistence Agreement between Jeanne Lanvin, S.A and Inter Parfums, S.A. dated 30 July 2007- English Translation

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2007.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer