Form 10-Q
period 2007-09-30
INTER PARFUMS INC
filed 2007-11-07
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At November 6, 2007 there were 20,437,292 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,834	$58,247
Short-term investments	—	12,800
Accounts receivable, net	121,602	110,251
Inventories	101,372	69,537
Receivables, other	5,379	2,481
Other current assets	5,337	6,137
Income tax receivable	6	370
Deferred tax assets	6,623	2,494

Total current assets	294,153	262,317

Equipment and leasehold improvements, net	7,198	6,806

Trademarks, licenses and other intangible assets, net	93,588	58,342

Goodwill	7,370	4,978

Other assets	637	602

	$402,946	$333,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable – banks	$12,112	$6,033
Current portion of long-term debt	14,389	4,214
Accounts payable - trade	53,535	58,748
Accrued expenses	37,407	52,637
Income taxes payable	3,973	1,325
Dividends payable	1,022	813

Total current liabilities	122,438	123,770

Long-term debt, less current portion	47,059	6,555

Deferred tax liability	2,301	2,111

Put option	—	1,262

Minority interest	53,022	44,075

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,437,292 and 20,434,792 shares at September 30, 2007 and December 31, 2006, respectively	20	20
Additional paid-in capital	38,285	38,096
Retained earnings	140,437	127,834
Accumulated other comprehensive income	25,232	15,170
Treasury stock, at cost, 6,247,886 common shares at September 30, 2007 and December 31, 2006	(25,848)	(25,848)

	178,126	155,272

	$402,946	$333,045

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$102,320	$89,690	$270,205	$230,876

Cost of sales	42,254	41,002	110,057	102,221

Gross margin	60,066	48,688	160,148	128,655

Selling, general and administrative	47,682	39,263	129,189	103,664

Income from operations	12,384	9,425	30,959	24,991

Other expenses (income):
Interest expense	945	311	2,160	830
(Gain) loss on foreign currency	(20)	(66)	104	(447)
Interest and dividend (income)	(184)	(282)	(1,773)	(1,297)
(Gain) on subsidiary’s issuance of stock	(113)	(5)	(639)	(17)

	628	(42)	(148)	(931)

Income before income taxes and minority interest	11,756	9,467	31,107	25,922

Income taxes	3,967	3,192	10,415	8,827

Income before minority interest	7,789	6,275	20,692	17,095

Minority interest in net income of consolidated subsidiary	2,129	1,630	5,490	4,838

Net income	$5,660	$4,645	$15,202	$12,257

Net income per share:
Basic	$0.28	$0.23	$0.74	$0.60
Diluted	$0.27	$0.23	$0.74	$0.60

Weighted average number of shares outstanding:
Basic	20,437	20,322	20,437	20,302
Diluted	20,678	20,546	20,674	20,551

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$15,202	$12,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,076	3,750
Provision for doubtful accounts	461	45
Noncash stock compensation	840	686
Loss on sale of trademark	—	243
Minority interest in net income of consolidated subsidiary	5,490	4,838
Deferred tax (benefit)	(3,796)	(479)
Change in fair value of put option	—	369
Gain on subsidiary’s issuance of stock	(639)	(17)
Changes in:
Accounts receivable	(3,881)	(22,667)
Inventories	(26,920)	(19,381)
Other assets and receivables	(1,422)	(1,268)
Accounts payable and accrued expenses	(2,634)	15,816
Income taxes payable, net	2,553	(746)

Net cash used in operating activities	(8,670)	(6,554)

Cash flows from investing activities:
Purchases of short-term investments	(300)	—
Proceeds from sale of short-term investments	13,100	4,100
Purchase of equipment and leasehold improvements	(1,835)	(2,793)
Payment for intangible assets acquired	(57,127)	(4,101)
Proceeds from sale of trademark	—	1,121
Payment for acquisition of minority interest	(4,673)	—

Net cash used in investing activities	(50,835)	(1,673)

Cash flows from financing activities:
Increase in loans payable – bank	5,709	9,119
Proceeds of long-term debt	53,808	—
Repayment of long-term debt	(6,510)	(2,990)
Proceeds from sale of stock of subsidiary	2,588	681
Proceeds from exercise of options	20	657
Dividends paid	(2,857)	(2,434)
Dividends paid to minority interest	(1,594)	(1,218)

Net cash provided by financing activities	51,164	3,815

Effect of exchange rate changes on cash	3,928	2,963

Net decrease in cash and cash equivalents	(4,413)	(1,449)

Cash and cash equivalents - beginning of period	58,247	42,132

Cash and cash equivalents - end of period	$53,834	$40,683

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,334	$985
Income taxes	10,248	10,228

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2006. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The consolidated financial statements include the accounts of the Company and its subsidiaries, including majority-owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In January 2007, IPSA formed and began operations of four new majority-owned distribution subsidiaries, Inter Parfums Limited, Inter Parfums Deutschland GMBH, Inter Parfums srl and Inter España Parfums et Cosmetiques, SL, covering territories in The United Kingdom, Germany, Italy and Spain, respectively. All material intercompany balances and transactions have been eliminated.

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

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). While the statement does not expand the use of fair value in any new circumstances, it defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Comprehensive Income:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$5,660	$4,645	$15,202	$12,257
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,863	(506)	10,062	6,931
Change in fair value of derivatives	(9)	26	—	28

Comprehensive income	$12,514	$4,165	$25,264	$19,216

4.	Segment and Geographic Areas:

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Sales:
United States	$14,170	$13,624	$36,059	$31,174
Europe	89,352	76,506	235,772	200,788
Eliminations of intercompany sales	(1,202)	(440)	(1,626)	(1,086)

	$102,320	$89,690	$270,205	$230,876

Net Income (Loss):
United States	$466	$212	$(444)	$(1,111)
Europe	5,237	4,404	15,638	13,349
Eliminations	(43)	29	8	19

	$5,660	$4,645	$15,202	$12,257

	September 30,	December 31,
	2007	2006
Total Assets:
United States	$55,294	$61,435
Europe	358,278	281,378
Eliminations of investment in subsidiary	(10,626)	(9,768)

	$402,946	$333,045

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Earnings Per Share:

We computed basic earnings per share using the weighted average number of shares outstanding during each period. We computed diluted earnings per share using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$5,660	$4,645	$15,202	$12,257

Denominator:
Weighted average shares - basic	20,437	20,322	20,437	20,302
Effect of dilutive securities:
Stock options and warrants	241	224	237	249

Weighted average shares - diluted	20,678	20,546	20,674	20,551

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 357,000 and 297,000 shares of common stock for the three and nine month periods ended September 30 2007, respectively, and 202,000 and 215,000 shares for the three and nine month periods ended September 30 2006, respectively, as well as outstanding warrants to purchase 100,000 shares of common stock for all periods presented.

6.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2007	December 31, 2006

Raw materials and component parts	$37,387	$27,179
Finished goods	63,985	42,358

	$101,372	$69,537

Overhead included in inventory aggregated $2.7 million and $2.1 million as of September 30, 2007 and December 31, 2006, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Long-term Debt:

In September 2007, Inter Parfums, S.A. entered into a €22 million five-year credit agreement. The long-term credit facility, which bears interest at 0.40% above the three month EURIBOR rate or 5.19% as of September 30 2007, provides for principal to be repaid in 20 equal quarterly installments and requires the maintenance of certain financial covenants. In connection with this credit agreement, the Company entered into a swap transaction effectively exchanging the variable interest rate referred to above to a fixed rate of 4.42%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the consolidated statements of income.

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

At September 30, 2007 exchange rates, maturities of long-term debt on a calendar year basis subsequent to September 30, 2007 are as follows (in thousands):

2007	$2,694
2008	15,619
2009	13,552
2010	11,493
2011	11,712
2012	6,083

8.	Share-Based Payments:

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

Employee stock-based compensation reduced income before income taxes by $0.28 million and $0.84 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $0.24 million and $0.69 million for the corresponding periods of the prior year. Employee stock-based compensation reduced net income by $0.14 million and $0.42 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $0.12 million and $0.34 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Share-Based Payments (continued):

The following table summarizes stock option information as of September 30, 2007 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	867,600	$16.53
Granted	11,500	21.09
Exercised	(2,500)	8.00
Forfeited or expired	(7,400)	18.91

Outstanding at September 30, 2007	869,200	$16.59

Options exercisable at September 30, 2007	692,700	$15.79
Options available for future grants	870,329

As of September 30, 2007, the weighted average remaining contractual life of options outstanding is 2.1 years (1.6 years for options exercisable), the aggregate intrinsic value of options outstanding is $6.2 million ($5.5 million for options exercisable) and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $0.95 million. As of September 30, 2007, the amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 1.0 million euro. Options under Inter Parfums, S.A. plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2007 and 2006 were as follows:

(In thousands)	September 30, 2007	September 30, 2006

Cash proceeds from stock options exercised	$20	$509
Tax benefits	—	—
Intrinsic value of stock options exercised	29	686

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2007 and 2006 were $5.18 and $6.63 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.0% in 2007 and 0.9% in 2006; volatility of 26% in 2007 and 40% in 2006; risk-free interest rates at the date of grant, 5.0% in 2007 and 4.6% in 2006; and an expected life of the option of four years in 2007 and 2006. Expected volatility is estimated using historical volatility.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Share-Based Payments (continued):

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. There were no options granted by Inter Parfums, S.A. during the nine months ended September 30, 2007. The weighted average fair values of the options granted by Inter Parfums, S.A. during the nine months ended September 30, 2006 were 10.37 euro per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94%; volatility of 25%; risk-free interest rates at the date of grant, 4.6%; and an expected life of the option of four years in 2006.

9.	Entry Into Definitive Agreements:

[1]
In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 from Jeanne Lanvin, S.A. (“Lanvin”). Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions. In July, we paid €22 million (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated our existing license agreement. We also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of the trademarks through June 30, 2019. In addition, Lanvin has the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Prior to this acquisition, the amount paid to secure the license agreement with Lanvin was being amortized over the life of the license agreement. At June 30, 2007, that intangible asset, net of accumulated amortization aggregated €13.2 million. The €22 million paid in July 2007 for the brand names and trademarks together with the carrying value related to the license agreement represents the total cost of acquiring the brand names and trademarks. Such total amount is included in trademarks, licenses and other intangible assets on the Company’s consolidated balance sheet as of September 30, 2007.

Since the estimated residual value of the Lanvin brand names and trademarks exceeds its carrying amount, no further amortization expense has been, or is expected to be, recorded after June 30, 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Entry Into Definitive Agreements (continued):

[2]
In June 2007, the minority shareholders of Nickel S.A., a consolidated subsidiary of the Company, exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to the Company for approximately $4.7 million in cash. The acquisition was accounted for under the purchase method. The allocation of the additional purchase price was as follows (in thousands):

Purchase price	$4,673
Less amount recorded for put option liability	1,273
Subtotal	$3,400

Allocated as follows:
Trademarks	$921
Minority interest	587
Goodwill	1,892

Total	$3,400

[3]
In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products to be sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 71% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 29% of Inter Parfums, S.A. shares trade on the Euronext.

We produce and distribute our prestige products primarily under license agreements with brand owners and prestige product sales represented approximately 87% of net sales for the nine month period ended September 30, 2007. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 56% and 59% of net sales for the nine month periods ended September 30, 2007 and 2006, respectively. Prestige cosmetics and prestige skin care products represent less than 3% of consolidated net sales.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 13% of sales for the nine month period ended September 30, 2007. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Aziza and Jordache trademarks.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every two to three years, we create a new family of fragrances for each brand in our portfolio.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our business is not capital intensive, and it is important to note that we do not own any manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture finished goods for us and deliver them to the respective distribution center.

Recent Important Events

Lanvin

In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 from Lanvin. Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions. We paid €22 million (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated our existing license agreement. We also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of the trademarks through June 30, 2019. In addition, Lanvin has the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

In September 2007, in connection with the acquisition, we entered into a €22 million five-year credit agreement. The long-term credit facility, which bears interest at 0.40% above the three month EURIBOR rate provides for principal to be repaid in 20 equal quarterly installments.

New York & Company

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products to be sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Long-lived assets, including trademarks, licenses, goodwill and other rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, then we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2007 as Compared to the Three and Nine Months Ended September 30, 2006

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in millions)
European based product sales	$88.1	$76.1	16%	$234.1	$199.7	17%
United States based product sales	14.2	13.6	4%	36.1	31.2	16%
	$102.3	$89.7	14%	$270.2	$230.9	17%

Consolidated net sales for the three months ended September 30, 2007 increased 14% to $102.3 million, as compared to $89.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 9% for the period.

Consolidated net sales for the nine months ended September 30, 2007 increased 17% to $270.2 million, as compared to $230.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increase 12% for the period. The continued weakness of the US dollar relative to the euro gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 16% for the three months ended September 30, 2007 and 17% for the nine months ended September 30, 2007, as compared to the corresponding periods of the prior year. Sales growth for the three months ended September 30, 2007 was driven by launches of our first Roxy fragrance and our new Paul Smith Rose fragrance line. Despite the high threshold set in 2006 with the launch of Burberry London, Burberry fragrance achieved sales growth of 5% and 11% (0% and 4% in constant dollars) for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding periods of the prior year.

In January 2007, we began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels Logistics SA, a prestigious and legendary world-renowned jewelry designer. The agreement runs through December 31, 2018, and the integration of the brand is now underway. Sales of existing products under the Van Cleef & Arpels brand aggregated approximately $4.0 million and $10.1 million for the three and nine month periods ended September 30, 2007, respectively.

During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers. Sales have been slightly below expectations due to a slower than expected startup of our distribution subsidiaries and their build-up inventory in preparation for the new product launches and the holiday season.

INTER PARFUMS, INC. AND SUBSIDIARIES

We are now preparing for a very active launch schedule for 2008 which begins in the first quarter of 2008, with a new fragrance family for Burberry fragrances. Our license with Quiksilver was recently amended to include men’s fragrance; the debut of the first Quiksilver fragrance is scheduled for September 2008. Other brands expecting new products include: Lanvin, Roxy, Paul Smith and Van Cleef & Arpels.

With respect to our United States specialty retail and mass-market products, net sales were up 4% and 16% for the three and nine month periods ended September 30, 2007, respectively, as compared to the corresponding periods of the prior year. In early 2006, we began shipping Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, their existing fragrance and personal care products. In August 2006 we launched the Banana Republic Discover Collection, a family of five fragrances which debuted in all Banana Republic North American stores in September. The initial collection consisted of three scents for women and two for men. Bath and body products as well as home fragrance products were also created to complement the fragrance selection. The Discover Collection was enlarged by two new scents in the fall of 2007, and the Banana Republic product selection continues to grow

In May 2007, over 150 Gap Body stores in the United States and Canada unveiled the more than 70 new bath and body products we created for them. The bath and body line was followed in the third quarter by new Gap eau de toilette products and men’s fragrance and grooming products. All product lines were rolled-out to approximately 200 Gap stores in August and approximately 300 Gap stores in October. Finally, we are in process of shipping a complete assortment of holiday programs for both Gap and Banana Republic North American stores.

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

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products to be sold at the New York & Company retail locations and on their website. The initial line of bath and body products designed and developed for New York & Company stores will be in their stores for the 2007 Holiday season.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new license or acquisitions will be consummated.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$102.3	$89.7	$270.2	$230.9
Cost of sales	42.2	41.0	110.1	102.2
Gross margin	$60.1	$48.7	$160.1	$128.7
Gross margin as a percent of net sales	59%	54%	59%	56%

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin was 59% for the three and nine month periods ended September 30, 2007, respectively, as compared to 54% and 56% for the three and nine month periods ended September 30, 2006, respectively. The gross margin increases for both the three and nine month periods ended September 30, 2007 are the result of the commencement of operations of our newly established majority-owned European distribution subsidiaries. Sales of products from our European based prestige fragrances generate significantly higher gross profit margins than sales of our United States based specialty retail and mass-market products.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.8 million and $4.6 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $1.4 million and $3.5 million for the corresponding period of the prior year, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)

Selling, general & administrative	$47.7	$39.3	$129.2	$103.7
Selling, general & administrative as a percent of net sales	47%	44%	48%	45%

Selling, general and administrative expense increased 21% and 25% for the three and nine-month periods ended September 30, 2007, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expense was 47% and 48% of sales for the three and nine-month periods ended September 30, 2007, respectively, as compared to 44% and 45% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $15.9 million and $41.6 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $13.1 million and $35.1 million, respectively, for the corresponding periods of the prior year. Royalty expense, included in selling, general, and administrative expenses, aggregated $9.1 million and $26.6 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $10.5 million and $23.4 million, respectively, for the corresponding periods of the prior year. As previously reported, royalty expense for the three months ended September 30, 2006 includes a catch up amount of approx-imately $1.5 million resulting from the September 2006 Burberry license amendment which, among other matters, simplified the method of calculating royalties retroactive to January 1, 2006.

The balance of the increase in selling, general and administrative expenses as a percentage of sales for the 2007 periods as compared to the 2006 periods is the result of operating expenses related to our newly established majority-owned European distribution subsidiaries.

Income from operations increased 31% to $12.4 million for the for the three month period ended September 30, 2007, as compared to $9.4 million for the corresponding period of the prior year. Income from operations increased 24% to $31.0 million for the nine month period ended September 30, 2007, as compared to $25.0 million for the corresponding period of the prior year. Operating margins were 12.1% and 11.5% of net sales for the three and nine month periods ended September 30, 2007, respectively, as compared to 10.5% and 10.8% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest expense aggregated $0.9 million and $2.2 million for the three and nine month periods ended September 30, 2007, as compared to $0.3 million and $0.8 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. In addition, an €18 million and a €22 million long-term credit agreements were entered into in January 2007 and September 2007, respectively to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks.

Foreign currency gains or (losses) aggregated $0.02 million and ($0.10) million for the three and nine month periods ended September 30, 2007, respectively, as compared to gains of $0.07 million and $0.40 million for the three and nine month periods ended September 30, 2006, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 34% and 33% for the three and nine month periods ended September 30, 2007, respectively, as compared to 34% for both the three and nine month periods ended September 30, 2006. Jurisdictions in which our new distribution subsidiaries operate carry slightly lower effective tax rates than France and the United States thereby reducing our overall effective tax rate. No significant changes in tax rates were experienced nor were any expected in the jurisdictions where we operate.

Net income increased 22% to $5.7 million for the three month period ended September 30, 2007, as compared to $4.6 million for the corresponding period of the prior year. Net income increased 24% to $15.2 million for the nine month period ended September 30, 2007, as compared to $12.3 million for the corresponding period of the prior year.

Diluted earnings per share were $0.27 and $0.23 for the three month periods ended September 30, 2007 and 2006, respectively and diluted earnings per share were $0.74 and $0.60 for the nine month periods ended September 30, 2007 and 2006, respectively. Weighted average shares outstanding aggregated 20.4 million for both the three and nine month periods ended September 30, 2007, as compared to 20.3 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 20.7 million for both the three and nine month periods ended September 30, 2007, as compared to 20.5 million and 20.6 million for the corresponding periods of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At September 30, 2007, working capital aggregated $172 million and we had a working capital ratio of 2.4 to 1. Cash and cash equivalents aggregated $54 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 from Lanvin. Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions. We paid €22 million (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated our existing license agreement. We also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of the trademarks through June 30, 2019. In addition, Lanvin has the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million or one times the average of the annual sales for the years ending December 31, 2023 and 2024. In September 2007, in connection with the acquisition, we entered into a €22 million five-year credit agreement. The long-term credit facility, which bears interest at 0.40% above the three month EURIBOR rate provides for principal to be repaid in 20 equal quarterly installments.

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

Cash used in operating activities aggregated $8.7 million and $6.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively. A significant inventory build up during the first nine months of 2007 (up 39% from December 31, 2006 without currency effect) is required to support the 2007 product launch schedule as well as the anticipated debut of the newest Burberry fragrance planned for the first quarter of 2008.

Cash flows used in investing activities in 2007, reflects the payment of $4.7 million for the remaining portion of Nickel S.A. and the $57.1 million payments required in connection with our acquisition of the Van Cleef & Arpels license agreement and the Lanvin trademarks. The proceeds from long-term debt facilities entered into in connection with these acquisitions are reflected in financing activities.

Cash flows used in investing activities in 2007 also reflects net proceeds of approximately $13 million from the sale of short-term investments which was used to finance our working capital needs. Approximately $1.8 million was spent for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2007 are expected to be in the range of $2.5 million to $3.5 million, considering our 2007 launch schedule and the renovation of our United States corporate offices.

INTER PARFUMS, INC. AND SUBSIDIARIES

In December 2006, our board of directors authorized an increase of our cash dividend for 2007 from $0.16 to $0.20 per share, aggregating approximately $4.1 million per annum, payable $.05 per share on a quarterly basis. Our next cash dividend of $.05 per share will be paid on January 15, 2008 to shareholders of record on December 31, 2007. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $4.5 million and $3.7 million for the nine month periods ended September 30, 2007 and 2006, respectively. The cash dividend for 2007 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2007, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2007 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine month period ended September 30, 2007.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2007, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40.1 million and GB Pounds 3.1 million.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility is €5.6 million. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Part II. Other Information

Items 1, Legal Proceedings, 1A, Risk Factors, 2, Unregistered Sales of Equity Securities and Use of Proceeds, 3, Defaults Upon Senior Securities, 4, Submission of Matters to a Vote of Security Holders and 5, Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 6. Exhibits.

The following document is filed herewith:

Exhibit No.	Description

4.21.2	Amendment to the Company’s 2004 Nonemployee Director Stock Option Plan

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2007.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer