Form 10-K
period 2007-12-31
INTER PARFUMS INC
filed 2008-03-11
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

Commission file no. 0-16469

Inter Parfums, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 212.983.2640.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.001 par value per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None
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

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $249,827,000 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 5, 2008: 20,413,117.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include dependence upon Burberry for a significant portion of our sales, continuation and renewal of existing license agreements, sales and marketing efforts of specialty market retailers, such as The Gap, Inc., protection of our intellectual property rights, effectiveness of sales and marketing efforts and product acceptance by consumers, dependence upon third party manufacturers and distributors, dependence upon management, competition, currency fluctuation and international tariff and trade barriers, governmental regulation and possible liability for improper comparative advertising or “Trade Dress”.

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

PART I

Item 1. Business

Introduction

We are Inter Parfums, Inc. We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. in July 1999. We have also retained our brand name, Jean Philippe Fragrances, for some of our mass-market products.

Our worldwide headquarters and the office of our three (3) wholly-owned subsidiaries, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, both New York limited liability companies, and Nickel USA, Inc., a Delaware corporation, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640.

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., its majority-owned subsidiary, Inter Parfums, S.A., and its three (3) wholly-owned subsidiaries, Inter Parfums Grand Public, S.A., Inter Parfums Trademark, S.A., Nickel, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. In July 2007, Inter Parfums Grand Public, S.A. and Inter Parfums Trademark, S.A were merged into Inter Parfums, S.A. Inter Parfums S.A. is also the majority owner of four (4) distribution subsidiaries, Inter Parfums Limited, Inter Parfums Gmbh, Inter Parfums srl and Inter España Parfums et Cosmetiques, SL, covering territories in The United Kingdom, Germany, Italy and Spain, respectively.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR” and we are considered a “controlled company” under the applicable rules of The Nasdaq Stock Market. The common shares of our subsidiary, Inter Parfums S.A., are traded on the Euronext Exchange.

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

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, and prestige product sales represented approximately 85% of net sales for 2007. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers. Burberry is our most significant license, as sales of Burberry products represented 54%, 57% and 60% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Our prestige products focus on niche brands with a devoted following. By concentrating in markets where the brands are known, we have had many successful launches. We typically launch new fragrance families for our brands every year or two, with some frequent “seasonal” fragrances introduced as well.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operation and represented 15% of sales for the year ended December 31, 2007. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, and Jordache trademarks. In November 2007 we announced an exclusive agreement covering the design, manufacture and supply of personal care products for Brooks Brothers locations in the U.S., as well as a license covering Brooks Brothers stores and specialty retail and department stores outside the United States, including duty free and other travel-related retailers.

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

Over the past five years, we have grown our business at both the top line and the bottom line. We have grown from $185.6 million in sales in 2003 to $389.6 million in 2007, representing a compounded annual growth rate of 20%. During the same period, our net income grew from $13.8 million in 2003 to $23.8 million in 2007, representing a compounded annual growth rate of 15%. Our management targets organic long term sales growth of approximately 10% (measured on an annual basis) and long term net income growth of approximately 12% - 15% (measured on an annual basis). There can be no assurance that we will achieve these targets in any particular period, or at all, however.

2007 Developments

Lanvin

In July 2007 our majority-owned subsidiary, Inter Parfums SA, acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3. Among other items, Class 3 of the international classification of trademarks goods and services include: soaps, perfumery, essential oils, cosmetics and hair lotions.

Inter Parfums SA paid 22 million euro (approximately $29.7 million) in cash for the brand names and trademarks and simultaneously terminated its existing license agreement with Lanvin. Inter Parfums SA also agreed to pay to Lanvin a sales based fee for technical and creative assistance in new product development to be rendered by Lanvin in connection with our use of the trademarks through June 30, 2019.  Finally, we have granted Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of 70 million euro or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Brooks Brothers

In November 2007, we entered into an exclusive agreement with Retail Brand Alliance, Inc. covering the design, manufacture and supply of personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty and department stores outside the United States and duty free and other travel-related retailers.  In addition to new product development, we will assume responsibility for the production and supply of existing Brooks Brothers fragrance and related personal care products.

In the United States, we will be responsible for product development, formula creation, packaging design and manufacturing while Brooks Brothers will be responsible for marketing, advertising and in-store sales. The first new products that we are to develop are tentatively scheduled for launch in November 2008 at Brooks Brothers retail stores in the United States.  In addition, we expect that International distribution is to begin in 2009.

Pursuant to our agreement, we will pay royalties on all sales to non U.S. Brooks Brothers stores, and we have agreed to certain advertising and marketing requirements as are customary in the industry.

The initial term of our agreement expires on December 31, 2013.  In addition, we have the right to extend the term of the agreement for five (5) years, until December 31, 2018, subject to certain minimum sales and other requirements. Further, if our agreement has been extended, then both parties have agreed to negotiate in good faith the terms of a second five (5) year optional extension term not less than six (6) months prior to December 31, 2018.

New York & Company

In April 2007, we signed an exclusive agreement with New York & Company, Inc. under which we will design and manufacture a new line of personal care products which will be sold at the New York & Company retail locations and on their website. Pursuant to the agreement, we will be responsible for product development, formula creation, packaging and manufacturing while New York & Company will be responsible for marketing and selling in its stores.

Our Prestige Products

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, which represented approximately 85% of net sales for 2007. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers. Burberry is our most significant license, as sales of Burberry products represented 54%, 57% and 60% net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

The following is a summary of the prestige brand names owned or licensed by us:

Brand Name	Licensed Or Owned	Date Acquired	Term, Including Option and Repurchase Periods

Burberry	Licensed	July 2004	12.5 years and additional 5-year optional term that requires mutual consent
Lanvin	Owned	July 2007	N/A. Prior owner has the right to repurchase the brand names and trademarks in 2025 according to a formula.
S.T. Dupont	Licensed	July 1997	Through June 30, 2011.
Paul Smith	Licensed	Dec. 1998	12 years
Nickel	Owned	April 2004	N/A
Christian Lacroix	Licensed	March 1999	11 years
Quiksilver/Roxy	Licensed	March 2006	Through December 31, 2017
Van Cleef & Arpels	Licensed	Oct. 2006	Through December 31, 2018, plus a 5-year option if certain sales targets are met

In addition, by mutual agreement with Celine, a division of LVMH Moet Hennessy Louis Vuitton S.A., we terminated our May 2000 fragrance license on December 31, 2007.

Prestige Fragrances

BURBERRY— Burberry is our leading prestige fragrance brand and we operate under an exclusive worldwide license with Burberry Limited that was originally entered into in 1993 and replaced by a new agreement in 2004.

We have had significant success in introducing new fragrance families under the Burberry brand name. We have introduced several fragrance families including Burberry, Burberry Week End, Burberry Touch, Burberry Brit and Burberry London. Successful distribution has been achieved in more than a hundred countries around the world by differentiating the positioning and target consumer of each of the families. Our success is evidenced by a 32% five-year compounded annual growth rate in sales of fragrances under the Burberry brand since 2002.

The largest Burberry fragrance family, Burberry Brit, of which the women’s scent was launched in fall 2003 and the men’s scent launched in fall 2004, has received much industry recognition. The Burberry fragrance family, Burberry London, of which the women’s scent was launched in fall 2005 and the men’s scent launched in spring of 2006, has also been well received. The success of the Burberry London launch and subsequent rollout was slightly offset by a modest decline by other fragrances within the brand. As the Burberry brand continues to develop and expand by attracting new customers, the Burberry fragrance portfolio follows suit expanding and continuing to post sales growth.

The most recent Burberry fragrance family, the Beat, is the sixth fragrance family for Burberry fragrances. We intend to capitalize on the commercial and editorial success of Burberry’s high-end fashion collections, and to continue to create a strong link to the Burberry fashion brand. The women’s scent, which is scheduled for introduction in March 2008, is a concept that is clearly distinct from current fragrance lines. We are targeting a younger segment with a mix of British tradition and an avant-garde positioning with the purpose of expanding our customer base by targeting an edgier consumer. Further, music is a major source of inspiration for the concept of this new women's fragrance.

LANVIN — In July 2007 we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 that we had licensed in June 2004. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia, particularly with the lines Arpège (created in 1927), Lanvin L’Homme (1997) and Eclat d’Arpège (2002). Our first Lanvin fragrance, Arpège pour Homme, debuted in late 2005. Arpège by Lanvin won the honor of entering the Fragrance Hall of Fame at the 2005 FiFi Awards, an honor given to the best fragrance sold for at least 15 years that has been revitalized. During 2006, we began the launch of Rumeur, our first new Lanvin fragrance for women, which was followed by a wider geographic rollout over the early months of 2007. In addition to the debut of Lanvin Rumeur, solid sales gains made by Éclat d’Arpège which has been a strong seller since its introduction in 2002. We have scheduled the launch of Rumeur 2 Rose, a women's fragrance for the Fall of 2008.

PAUL SMITH — We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême and Paul Smith London. In the fourth quarter of 2006 we launched the men’s fragrance, Paul Smith Story, and in the Fall of 2007, we launched Paul Smith Rose, a new women’s fragrance for Paul Smith.

S.T. DUPONT — In June 1997, we signed an exclusive license agreement with S.T. Dupont which we extended in 2006 until June 30, 2011, for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Fragrances include: S.T. Dupont Paris, S.T. Dupont Essence Pure and L’Eau de S.T. Dupont. In addition, during 2006 we launched the new men’s fragrance, S.T. Dupont Noir, which was received well in Eastern Europe and the Middle East. During 2007 we launched S.T. Dupont Blanc, a new women’s fragrance for S.T. Dupont. Finally, we are developing a new fragrance line for both women and men for 2008.

CHRISTIAN LACROIX — In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company, formerly a division of LVMH Moet Hennessy Louis Vuitton S.A., for the worldwide development, manufacture and distribution of perfumes. For us, this association with a prestigious fashion label is another key area for growth which we expect will further strengthen our position in the prestige fragrance market. Our Christian Lacroix fragrances families for both men and women include: Eau Florale, Bazar, Tumulte and C'est la fête, a new women’s fragrance we launched in Spring 2007.

VAN CLEEF & ARPELS — In September 2006 Inter Parfums, S.A. and Van Cleef & Arpels Logistics SA, entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The term of the license expires on December 31, 2018. We believe this agreement with Van Cleef & Arpels, the prestigious and legendary world-renowned jewelry designer, is an important step in our development. We also believe its growth potential will strengthen opportunities for expansion of our fragrance business in the high luxury segment. In 1976, Van Cleef & Arpels was a pioneer among jewelers with its launch of the fragrance, First, which exemplified the tradition of boldness of the jewelry house. We plan to build upon this sales base by promoting the two strongest families, First and Tsar, and then create an entirely new line for launch in Fall 2008. We believe this new women’s fragrance will be the highest retail price cologne in the market, a 100ml. size fragrance with a suggested retail price of approximately $150.

QUIKSILVER/ROXY — In March 2006 Inter Parfums S.A., and QS Holdings SARL signed an exclusive worldwide license agreement for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The term of the license expires in December 2017.

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

In late 2007 we launched Roxy, the first fragrance line for women, and in 2008 we intend to launch Roxy Love, another women's fragrance, followed by a Quiksilver suncare line, Sun Energy, and then our first Quiksilver fragrance line for men.

Prestige Skin Care

NICKEL — In April 2004 Inter Parfums, S.A. acquired a 67.6% interest in Nickel S.A., and in June 2007, the minority shareholders of Nickel S.A., exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to us for approximately $4.7 million in cash.

Established in 1996, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care products for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in France, the balance of Western Europe and in the United States, as well as through our men’s spas in Paris and New York.

As the result of disappointing sales of the Eau Maximum fragrance line, we discontinued that line which contributed to the downturn in sales for 2007. In 2008, we intend to focus more on skin care products and launch several new skin care products in order to grow Nickel sales.

Specialty Retail and Mass Market Products

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

During 2007, we had a staged rollout of new products to additional Gap stores, as well as new product launches for both Banana Republic and Gap stores. For Banana Republic, two new fragrances were added to the Discover Collection, and companion products such as body wash, body cream and shower gel were also introduced.

In addition, beginning in the third quarter 2007, Individuals, a very special high end collection of five fragrances for men and women as well as a men’s fragrance and grooming collection, known as G7, began being rolled-out to Gap’s North American stores. Further, we developed special holiday and seasonal products and assortments for both Banana Republic and Gap stores were shipped in the fourth quarter of 2007.

Brooks Brothers

In November 2007, we entered into an exclusive agreement with Retail Brand Alliance, Inc. covering the design, manufacture and supply of personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty and department stores outside the United States and duty free and other travel-related retailers.  In addition to new product development, we will assume responsibility for the production and supply of existing Brooks Brothers fragrance and related personal care products.

In the United States, we will be responsible for product development, formula creation, packaging design and manufacturing while Brooks Brothers will be responsible for marketing, advertising and in-store sales.  The first new products to be developed by us are tentatively scheduled for launch in November 2008 at Brooks Brothers retail stores in the United States.  We expect that International distribution is to begin in 2009.

The initial term of the agreement expires on December 31, 2013.  We have the right to extend the term of the agreement for five (5) years, until December 31, 2018, subject to certain minimum sales and other requirements. Further, if our agreement has been extended, then both parties have agreed to negotiate in good faith the terms of a second five (5) year optional extension term not less than six (6) months prior to December 31, 2018.

New York & Company

In April 2007 we signed an exclusive agreement with New York & Company, Inc. under which we will design and manufacture a new line of personal care products which will be sold at the New York & Company retail locations and on their website. Pursuant to the agreement, we will be responsible for product development, formula creation, packaging and manufacturing while New York & Company will be responsible for marketing and selling in its stores.

New York & Company has achieved by building its brand and loyal customer base around clothing and accessories that are ‘trendy, affordable, comfortable and sexy for real women and with real lives’. The bath and body products that we developed are designed for the target New York & Company customer, the fashion-conscious, value-sensitive women between the ages of 25 and 45. In November 2007 we launched the initial bath and body collections and holiday gift sets that were developed for New York & Company’s more than 560 stores.

Mass Market

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

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands contribute significantly to our growth. Over the past few years, prestige brands have accounted for a larger portion of our business — 85% of total business in 2007 up from 68% in 2002. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, Inter Parfums has had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because our company’s size enables us to work more closely with them in the product development process as well as because of our successful track record.

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

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model and have formed joint ventures in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail business. We believe the beauty industry has experienced a significant growth in specialty retail and we now have agreements in place for with Gap and Banana Republic brands, New York & Company brand and Brooks Brothers brand. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Gap, a leading international specialty retailer offering clothing, accessories and personal care products for men, women, children and babies, New York & Company and Retail Brand Alliance (for Brooks Brothers) are each responsible for marketing and selling the newly launched fragrance and fragrance related products in their stores. In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships with specialty retailers. However, we cannot assure you that we will be able to enter into any similar future arrangements, or if we do, that any such arrangement will be successful.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

•	Concept choice;

•	Produce mock-ups for final acceptance of bottles and packaging;

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

•	Choose our suppliers;

•	Schedule production and packaging;

•	Issue component purchase orders;

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

•	Perfumers (IFF, Firmenich, Robertet, Quest, Givaudan, Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

•
Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger, Dannex Manufacturing);

•	Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

For our prestige products, approximately 80% of component and production needs are purchased from approximately 50 suppliers out of a total of over 160 active suppliers. The suppliers' accounts for our European operations are primarily settled in Euros and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars.

Marketing and Distribution

Prestige Products

For the majority of our international distribution of prestige products, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors with the status of "exclusive representative" for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines and select vacation destinations.

As our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model, and have formed majority owned distribution subsidiaries in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries, provides us with a significant presence in over 120 countries around the world. Sales to one distributor represented 13%, 15% and 14% of consolidated net sales in 2007, 2006 and 2005, respectively.

Approximately 33% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Our sales are not subject to material seasonal fluctuations.

Distribution in France of our prestige products is carried out by a sales team who oversee some 1,200 points of sale including, retail perfumers (chain stores) such as

•	Sephora
•	Marionnaud
•	Nocibé
•	Galeries Lafayette
•	Printemps

or specialized independent points of sale. Approximately 90% of prestige product sales in France are made to approximately 20 customers out of a total of over 1,200 active accounts.

Specialty Retail and Mass Market Products

We do not presently market and distribute Gap, Banana Republic, New York & Company or Brooks Brothers specialty retail products to third parties in the United States. Marketing and distribution are the responsibility of the brand owners which market and sell the products we produce in their own retail locations. With respect to certain license agreements with specialty retailers, we distribute or plan to distribute product to their stores, other specialty retailers and department stores outside the United States including duty free and other travel-related retailers. We utilize our in house sales team to reach our distributors and customers outside the United States.

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

Geographic Areas

Export sales from United States operations were approximately $9.5 million, $7.2 million and $6.4 million in 2007, 2006 and 2005, respectively.

Consolidated net sales to customers by region is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
North America	$115,400	$107,400	$81,800
Europe	173,200	128,300	116,800
Central and South America	28,200	24,500	21,800
Middle East	26,100	21,900	19,800
Asia	43,900	37,700	32,200
Other	2,800	1,300	1,100
	$389,600	$321,100	$273,500

Consolidated net sales to customers in major countries is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
United States	$113,000	$104,000	$80,000
United Kingdom	28,000	28,000	26,000
France	30,000	21,000	17,000

Competition

The market for fragrances and beauty related products is highly competitive and sensitive to changing preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy— regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

In the specialty retail market, we are presently selling products only to Gap and Banana Republic stores, and New York & Company Stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria Secret, which thereby indirectly compete with us.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted). These registered trademarks include:

•	Burberry
•	Gap (United States and Canada only)
•	Banana Republic (United States and Canada only)
•	New York & Company
•	Brooks Brothers
•	S.T. Dupont
•	Paul Smith
•	Christian Lacroix
•	Van Cleef & Arpels
•	Quiksilver and Roxy
•	Jordache

In addition, we are the registered trademark owner of many trademarks, including:

•	Lanvin
•	Intimate
•	Aziza
•	Nickel
•	Regal Collections, Royal Selections, Euro Collections and Apple

Employees

As of March 1, 2008 we had 248 full-time employees world-wide. Of these, 145 are full-time employees in Paris, with 72 employees engaged in sales activities and 73 in administrative, production and marketing activities. In the United States, 103 employees work full-time, and of these, 44 were engaged in sales activities and 59 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Burberry is our most significant license, as sales of Burberry products represented 54%, 57% and 60% net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In the specialty retail market, we are presently selling products only to Gap and Banana Republic stores, and New York & Company Stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria Secret, which thereby indirectly compete with us.

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

We are dependent upon specialty retailers to sell products that we develop for their retail stores.

We have agreements in place for with Gap and Banana Republic brands, New York & Company brand and Brooks Brothers brand. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Gap, a leading international specialty retailer offering clothing, accessories and personal care products for men, women, children and babies, New York & Company and Retail Brand Alliance (for Brooks Brothers) are each responsible for marketing and selling the newly launched fragrance and fragrance related products in their stores.

If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then our future growth potential could be negatively impacted.

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

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

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

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Inter Parfums, S.A., are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the life of Mr. Benacin ($3.6 million) and are seeking to acquire a nominal amount of key man insurance on the life of Mr. Madar. However, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

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

We sell a substantial percentage of our prestige fragrances through independent distributors specializing in luxury goods. Given the growing importance of distribution, we have begun to modify our distribution model by the formation of joint ventures or company owned subsidiaries within key markets. We have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results. In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

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

A portion of our Paris subsidiary’s net sales (approximately 33% in 2007) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Use	Location	Approximate Size	Annual Rent (All are subject to escalations, except where noted)	Term Expires	Other Information
Office Space-corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	11,000 square feet	$446,000	February 28, 2013

Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	$684,000	October 31, 2010

Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	347,000 Euros	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	531 square meters	287,000 Euros	June 2014	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	85,000 Euros	March 2013	Lessee has early termination right on 3 months notice

Office Space-Paris corporate headquarters and Paris based operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	92,000 Euros	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space- Paris Accounting and Legal	39 avenue Franklin Roosevelt, 2nd Floor Paris, France	360 square meters	178,800 Euros	December 2014	Lessee has early termination right every 3 years on 6 months notice

Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	44,000 Euros	June 2011	Lessee has early termination right every 3 years on 6 months notice

Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 square feet	$286,800	October 31, 2009	5-year term option term

Inter Parfums, S.A. has an agreement with Sagatrans, S.A. for warehousing and distribution services through September 2011. Fees are calculated based upon a percentage of sales, which are customary in the industry. Minimum future lease payments range from 2.7 million euro in 2007 increasing to 3.0 million euro in 2011.

We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any material lawsuits.

Item 4. Submissions Of Matters To A Vote Of Security Holders

Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Market for Our Common Stock

Our company's common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol "IPAR". The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2007	High Closing Price	Low Closing Price
Fourth Quarter	$21.29	$17.75
Third Quarter	$29.18	$20.44
Second Quarter	$27.31	$20.13
First Quarter	$26.46	$16.42

Fiscal 2006	High Closing Price	Low Closing Price
Fourth Quarter	$21.77	$17.63
Third Quarter	$19.56	$15.75
Second Quarter	$19.99	$15.39
First Quarter	$20.38	$17.07

As of February 21, 2008 the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 63. We believe there are in excess of 1,300 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the company’s peer corporations consisting of: Alberto-Culver, Avon Products Inc., Bare Escentuals, Inc., Blyth Inc., CCA Industries, Inc., Colgate-Palmolive Co., Elizabeth Arden, Inc., Estee Lauder Cosmetics, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends, Parlux Fragrances Inc., Physicians Formula Holdings, Procter & Gamble, Revlon, Inc., Spectrum Brands, Inc., Stephan Company, Summer Infant, Inc., and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Dividends

In March 2005 our board of directors increased the cash dividend from $.12 to $.16 per share per annum, payable $0.04 on a quarterly basis, and in December 2005 our board of directors authorized the continuation of our cash dividend of $.16 per share per annum, payable $.04 on a quarterly basis.

In December 2006 our board of directors increased the cash dividend from $.16 to $.20 per share per annum, payable $0.05 on a quarterly basis, and in December 2007 our board of directors authorized the continuation of our cash dividend of $.20 per share per annum, payable $.05 on a quarterly basis. The first cash dividend for 2008 of $.05 per share is to be paid on April 15, 2008 to shareholders of record on March 31, 2008.

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

In December 2007 both the Chief Executive Officer and the President exercised an aggregate of 100,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.8 million were paid by them tendering to the Company in December 2007 an aggregate of 48,286 of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 6,465 shares in December 2007 for payment of certain withholding taxes resulting from his option exercise.

On February 1, 2008, we granted options to purchase an aggregate of 6,500 shares for a five-year period at the exercise price of $17.12 per share, the fair market value on the date of grant, to 7 directors under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four year period on a cumulative basis.

Repurchases of Our Common Stock

Except as set forth above with respect to the tendering of shares for the payment of the exercise price and taxes, we did not repurchase any of our Common Stock during the fourth quarter of fiscal year ended December 31, 2007.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2007	2006	2005	2004	2003

Income Statement Data:

Net Sales	$389,560	$321,054	$273,533	$236,047	$185,589

Cost of Sales	160,137	143,855	115,827	113,988	95,449

Selling, General and Administrative	181,224	141,074	126,353	89,516	64,147

Operating Income	47,331	36,125	31,353	32,543	25,993

Income Before Taxes and Minority Interest	47,276	37,135	31,724	31,638	26,632

Net Income	23,817	17,742	15,263	15,703	13,837

Net Income per Share:
Basic	$1.16	$0.87	$0.76	$0.82	$0.73
Diluted	$1.14	$0.86	$0.75	$0.77	$0.69
Average Common Shares Outstanding:
Basic	20,444	20,324	20,078	19,205	19,032
Diluted	20,670	20,568	20,487	20,494	20,116

Depreciation and Amortization	$8,031	$5,347	$4,513	$3,988	$3,344

	As at December 31,
(In thousands except per share data)	2007	2006	2005	2004	2003

Balance Sheet And Other Data:

Cash and Cash Equivalents and Short-Term Investments	$90,034	$71,047	$59,532	$40,972	$58,958

Working Capital	178,560	138,547	131,084	129,866	115,970

Total Assets	446,052	333,045	240,910	230,485	194,001

Short-Term Bank Debt	7,217	6,033	989	748	121

Long-Term Debt (including current portion)	59,733	10,769	13,212	19,617	-0-

Stockholders’ Equity	192,660	155,272	127,727	126,509	104,916

Dividends per Share	$0.20	$0.16	$0.16	$0.12	$0.08

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

We produce and distribute our prestige products primarily under license agreements with brand owners and prestige product sales represented approximately 85% of net sales for 2007. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers. Burberry is our most significant license, as sales of Burberry products represented 54%, 57% and 60% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 15% of sales for the year ended December 31, 2007. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, and Jordache trademarks.

Seasonality has never been a major factor for our Company. However, with the establishment of our four majority-owned European distribution subsidiaries and our growing specialty retail product lines, sales are expected to be more concentrated in the second half of the year than ever before.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every year or two, we create a new family of fragrances for each brand in our portfolio.

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

Recent Important Events

Brooks Brothers

In November 2007, we entered into exclusive agreements with Retail Brand Alliance, Inc., d/b/a/ Brooks Brothers (“Brooks Brothers”) under which we will design, manufacture and supply personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty retail and department stores outside the United States, including duty free and other travel-related retailers.

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

Van Cleef & Arpels

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement we agreed to pay, in January 2007, €18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front payment, and we agreed to purchase existing inventory held by YSL Beauté, the former licensee. The license agreement became effective on January 1, 2007.

Quiksilver

In March 2006, we entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy and Quiksilver brands. The agreement runs through 2017.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either Euros or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

Results of Operations

Net Sales

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(in millions)

European based product sales	$330.8	22%	$270.1	13%	$239.2
United States based product sales	58.8	15%	51.0	49%	34.3
Total net sales	$389.6	21%	$321.1	17%	$273.5

Net sales for the year ended December 31, 2007 increased 21% to $389.6 million. For the year ended December 31, 2006, net sales were up 17%. At comparable foreign currency exchange rates, net sales rose 15% and 17% for 2007 and 2006, respectively. The weakness of the US dollar relative to the euro gave rise to the difference between constant dollar and reported net sales in 2007

European based prestige product sales, which were up 22% in 2006, grew an additional 13% in 2007. With no major Burberry launches in 2007 other than seasonal additions, Burberry fragrance performed well and sales reached $210 million, up 10% in local currency. In 2006, with the launch and roll-out of Burberry’s fifth major line, Burberry London, Burberry fragrance sales reached $182 million, up 10% in local currency. In 2006, excluding the effect of the discontinued Burberry limited edition Brit Red line, brand sales were up 20% in local currency.

After significant growth in 2006 and no major new product launches in 2007, sales of Lanvin fragrances reached $46 million in 2007, unchanged in local currency. In 2006 Lanvin fragrances exceeded targets with sales of $44 million, up 20% in local currency, due to strong gains by the Eclat d’Arpège line, which came to market in 2002. Lanvin brand sales in 2006 were also boosted by the launch of its Rumeur line.

Similarly, Paul Smith sales in 2007 were basically unchanged in local currency after achieving a 2006 increase of 22% in local currency. Much of the 2006 growth came from our first Paul Smith fragrance, which debuted in 2000 and Paul Smith Extrême, which came to market in 2002.

In January 2007, we began operations pursuant to our Van Cleef & Arpels license agreement. Sales of products under the Van Cleef & Arpels brand aggregated $16.0 million for the year ended December 31, 2007.

During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers. Sales have been slightly below expectations due to a slower than expected startup of our distribution subsidiaries. Net sales contributions from our distribution subsidiaries were $10.8 million after the elimination of sales to our distribution subsidiaries.

We are now preparing for a very active launch schedule for 2008 which began in the first quarter of 2008 with a new fragrance family for Burberry fragrances. Our license with Quiksilver was recently amended to include men’s fragrance; the debut of the first Quiksilver fragrance is scheduled for September 2008. In addition, we intend to launch new products in 2008 for Lanvin, Roxy, Paul Smith and Van Cleef & Arpels.

With respect to our United States specialty retail and mass market products, net sales were up an additional 15% in 2007 after rising 49% in 2006. In early 2006, we began shipping Gap, Gap Outlet, Banana Republic and Banana Republic Factory Stores, their existing fragrance and personal care products. In August 2006 we launched the Banana Republic Discover Collection, a family of five fragrances which debuted in all Banana Republic North American stores in September. The initial collection consisted of three scents for women and two for men. Bath and body products as well as home fragrance products were also created to complement the fragrance selection. The Discover Collection was enlarged by two new scents in the fall of 2007, and we intend to further expand product selection for Banana Republic.

In May 2007, over 150 Gap Body stores in the United States and Canada unveiled the more than 70 new bath and body products we created for them. The bath and body line was followed in August 2007 by new Gap eau de toilette products and men’s fragrance and grooming products. All product lines were rolled-out to approximately 200 Gap stores in August and approximately 300 Gap stores in October. In addition, we prepared a complete assortment of Holiday programs for Gap and Banana Republic North American stores.

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products to be sold at the New York & Company retail locations and on their website. The initial line of bath and body products designed and developed for New York & Company was in their stores in time for the 2007 Holiday season.

Unlike our growing specialty retail fragrance products, sales of mass market fragrance products have been in a decline for several years. We believe that rising oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. We have no plans to discontinue sales to this market which aggregated approximately $24 million in 2007 and contributes significantly to our United States based operations. We have and will however, continue to consolidate our product offerings.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross Profit Margins

	Years ended December 31,
	2007	2006	2005
	(in millions)

Net sales	$389.6	$321.1	$273.5
Cost of sales	160.2	143.9	115.8
Gross margin	$229.4	$177.2	$157.7
Gross margin as a percent of net sales	59%	55%	58%

Gross profit margins were 59% in 2007, 55% in 2006 and 58% in 2005. Approximately half of the gross profit margin increase as a percentage of sales in 2007 is the result of the commencement of operations of our newly established majority-owned European distribution subsidiaries. The other half is a result of product sales mix within our United States based operations, as specialty retail product sales generate a higher gross margin than mass market product sales.

Although gross margins from individual product families have remained relatively consistent, sales of products from our European based prestige fragrances have always generated significantly higher gross profit margins than sales of our United States based specialty retail and mass market products. Although this was not a significant factor in 2007, in 2006 fluctuations in sales product mix between our European operations and our United States operations was the primary factor influencing gross margin fluctuations. In 2006, sales from United States operations grew 49% while sales from European operations grew 13% resulting in a 3% decline in gross margin.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $6.2 million, $5.5 million and $4.2 million in 2007, 2006 and 2005, respectively, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expense

	Years ended December 31,
	2007	2006	2005
	(in millions)

Selling, general & administrative	$181.2	$141.1	$126.4
Selling, general & administrative as a percent of net sales	47%	44%	46%

Selling, general and administrative expense increased 28% for the year ended December 31, 2007, as compared to 2006 and 12% for the year ended December 31, 2006, as compared to 2005. As a percentage of sales selling, general and administrative expense was 47%, 44% and 46% for the years ended December 31, 2007, 2006 and 2005, respectively.

Selling, general and administrative expenses for 2007 includes approximately $12 million in servicing fees related to the operations of our newly established majority-owned European distribution subsidiaries which commenced operations in 2007. Other major components of selling, general and administrative expense are promotion and advertising expenditures and royalty expense. Promotion and advertising aggregated $58.5 million, $46.5 million and $40.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Royalty expense aggregated $35.6 million, $31.4 million and $27.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We review goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European based operations. In performing our annual review of the recoverability of the carrying amount of goodwill, we determined that sales levels were less than originally anticipated. Therefore, the carrying amount of the goodwill exceeded fair value determined by comparison to prices of comparable businesses resulting in an impairment loss of $0.9 million.

Income from operations increased 31% to $47.3 million in 2007, as compared to $36.1 million in 2006. In 2006, income from operations increased 15% to $36.1 million, as compared to $31.4 million in 2005. Operating margins aggregated 12.1%, 11.3% and 11.5% for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest expense aggregated $3.7 million, $1.8 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. In 2007, an €18 million and a €22 million long-term credit facility was entered into in January and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks.

Foreign currency gains or (losses) aggregated ($0.2) million, $0.2 million and ($0.3) million for the years ended December 31, 2007, 2006 and 2005, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35.3%, 35.6% and 35.1% for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. In 2007 and 2006, valuation allowances of $0.2 million and $0.8 million has been provided against certain foreign net operating loss carryforwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards recognized. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Years ended December 31,
	2007	2006	2005
	(In thousands except per share data)
Net income	$23,817	$17,742	$15,263
Net income per share:
Basic	$1.16	$0.87	$0.76
Diluted	$1.14	$0.86	$0.75
Weighted average number of shares outstanding:
Basic	20,444	20,324	20,078
Diluted	20,670	20,568	20,487

Net income increased 34% to $23.8 million in 2007, as compared to $17.7 million in 2006. In 2006 net income increased 16% to $17.7 million, as compared to $15.3 million in 2005. Net margins aggregated 6.1%, 5.5% and 5.6% for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, we were able to leverage expenses while increasing sales within our European operations and our United States operations began to see a significant turnaround in its business.

Diluted earnings per share aggregated $1.14, $0.86 and $0.75 in 2007, 2006 and 2005, respectively. Weighted average shares outstanding aggregated 20.4 million, 20.3 million and 20.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. On a diluted basis, average shares outstanding were 20.7 million, 20.6 million and 20.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2007, working capital aggregated $179 million and we had a working capital ratio of 2.2 to 1. Cash and cash equivalents aggregated $90 million.

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

In December 2007, we acquired an additional 1.2% interest in IPSA, our majority owned French subsidiary, from its minority shareholders for approximately $6.3 million in cash.  The acquisition was accounted for under the purchase method. An additional 3.3% interest was acquired in January and February 2008 for approximately $16.0 million in cash.

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. As an inducement to enter into this license agreement, in January 2007 we paid €18 million (approximately $23.8 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front payment and we purchased existing inventory of approximately $2.1 million held by YSL Beauté, the former licensee. In January 2007, the up front payment was financed with an €18 million five-year credit agreement. The long-term credit facility, which bears interest at 4.1% provides for principal to be repaid in 20 quarterly installments.

Cash provided by operating activities aggregated $38.5 million, $13.4 million and $30.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2006 cash provided by operating activities shows that inventories increased 33% from December 31, 2005. Inventories were at an unusually low level as of December 31, 2005 as no major new product launches were on the calendar. Our 2006 new prestige product calendar was very ambitious, with launches of new fragrance families for our three largest prestige brands. In addition, an inventory buildup was required for new products created for the launch in Banana Republic North American stores as well as the transitioning of component sourcing and production of Gap, Inc.’s existing fragrance and personal care products to suppliers and contract fillers of the Company.

Cash provided by operating activities in 2006 also shows that accounts receivable increased 22% from the December 31, 2005 balance which is reasonable considering that sales were up 17% for the year and 37% for the fourth quarter alone.

In 2007 a significant inventory build up was required to support the debut of the newest Burberry fragrance family, Burberry Beat, which began shipping in the first quarter of 2008. The effect on cash flow from operations was minimal as this increase was offset by an increase in accounts payable and accrued expenses. Overall, changes in working capital items had a minimal effect on 2007 cash flow from operations. Net income plus non cash items including depreciation and amortization and minority interest in net income of consolidated subsidiary resulted in substantial positive operating cash flow for the year.

Cash flows used in investing activities in 2007 reflects the payment for acquisition of minority interests including $4.7 million for the remaining portion of Nickel S.A. and $6.3 million for the acquisition of additional shares of IPSA, our majority owned French subsidiary. The 2007 statement also reflects $58.7 million in payments required in connection with our acquisition of the Van Cleef & Arpels license agreement, the Lanvin trademarks and other intangible assets. The proceeds from long-term debt facilities entered into in connection with these acquisitions are reflected in financing activities.

In 2007 we also received net proceeds of approximately $13 million from the sale of short-term investments which was used to finance our working capital needs. Approximately $2.4 million was spent for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2008 are expected to be in the range of $2.5 million to $3.5 million, considering our 2008 launch schedule.

Cash flows used in investing activities in 2006, reflect net proceeds from the sale of short-term investments of $4.6 million, approximately $5.0 million in payments for intangible assets and approximately $3.5 million in capital expenditures.

In December 2007, our board of directors authorized a continuation of our cash dividend of $0.20 per share, aggregating approximately $4.1 million per annum, payable $.05 per share on a quarterly basis. Our next cash dividend of $.05 per share is to be paid on April 15, 2008 to shareholders of record on March 31, 2008. Dividends paid, including dividends paid once per year to minority stockholders of Inter Parfums, S.A., aggregated $5.5 million, $4.5 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The cash dividends paid in 2007 represented a small part of our cash position and the dividends for 2008 are not expected to have any significant impact on our financial position.

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at December 31, 2007, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2008 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2007.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$59,700	$16,200	$26,000	$17,500
Capital Lease Obligations
Operating Leases	$28,200	$6,700	$13,400	$6,800	$1,300
Purchase obligations(1)	$1,533,900	$143,200	$309,700	$317,700	$763,300
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,621,800	$166,100	$349,100	$342,000	$764,600

(1)
Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2007, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations..

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 2007, we had foreign currency contracts at Inter Parfums, S.A. in the form of forward exchange contracts in the amount of approximately U.S. $28.3 million and GB Pounds 3.0 million.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility is €4.8 million. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 8. Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data
Quarterly Data (Unaudited)
For the Year Ended December 31, 2007
(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net Sales	$85,120	$82,764	$102,320	$119,356	$389,560
Gross Profit	51,933	48,149	60,066	69,275	229,423
Net Income	5,793	3,749	5,660	8,615	23,817
Net Income per Share:
Basic	$0.28	$0.18	$0.28	$0.42	$1.16
Diluted	$0.28	$0.18	$0.27	$0.41	$1.14
Average Common Shares Outstanding:
Basic	20,436	20,437	20,437	20,431	20,444
Diluted	20,620	20,725	20,678	20,621	20,670

Quarterly Data (Unaudited)
For the Year Ended December 31, 2006
(In Thousands Except Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net Sales	$70,900	$70,285	$89,690	$90,179	$321,054
Gross Profit	40,296	39,670	48,688	48,545	177,199
Net Income	4,420	3,192	4,645	5,485	17,742
Net Income per Share:
Basic	$0.22	$0.16	$0.23	$0.27	$0.87
Diluted	$0.22	$0.16	$0.23	$0.27	$0.86
Average Common Shares Outstanding:
Basic	20,267	20,315	20,322	20,392	20,324
Diluted	20,544	20,564	20,546	20,620	20,568

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities, so that such material information is recorded, processed and reported in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes were required at this time.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent auditor, Mazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inter Parfums, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 10, 2008

Item 9A(T). Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers Of the Registrant

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Inter Parfums, S.A.
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Director General Delegué, Inter Parfums, S.A.
Francois Heilbronn	Director
Joseph A. Caccamo	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Jean Cailliau	Director
Serge Rosinoer	Director
Patrick Choël	Director
Hugues de la Chevasnerie	Director of Burberry Fragrances, Inter Parfums, S.A.
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Inter Parfums, S.A.
Jack Ayer	Director of Distribution – France, Inter Parfums, S.A.
Axel Marot	Director of Production & Logistics, Inter Parfums, S.A.
Henry B. (“Andy”) Clarke	President of Specialty Retail Division

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

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the Board are kept informed of our business by various reports and documents made available to them. The Board of Directors held 13 meetings (or executed consents in lieu thereof), including meetings of committees of the Board during 2007, and, with the exception of Messrs. Bensoussan and Rosinoer, and all of the directors attended at least 75% of the meetings of the Board and committee meetings of which they were a member.

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

During Fiscal 2007, the Board of Directors had the following standing committees:

•
Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by the Company which prepare or issue an audit report for the Company. During 2007, the Audit Committee initially consisted of Messrs. Heilbronn, Levy and Bensoussan-Torres and Mr. Choël replaced Mr. Bensoussan-Torres in June 2007.

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

•
Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of the Company’s executives and administers the Company’s stock option plans. During 2007, the members of such committee initially consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

Our Board of Directors does not maintain a standing nominating committee or a committee performing similar functions. In view of the agreement and understanding of Messrs. Jean Madar and Philippe Benacin who beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, our Board of Directors does not believe it necessary for the Company to have such a committee. Also as a “controlled company” under the applicable rules of The Nasdaq Stock Market, we are exempt from the nominating committee requirements. During 2007, our Board of Directors as a group agreed to nominate the same members of the board who had served last year.

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

Jean Madar

Jean Madar, age 47, a Director, has been the Chairman of the Board of Directors since the Company's inception, and is a co-founder of the Company with Mr. Benacin. From inception until December 1993 he was the President of the Company; in January 1994 he became Director General of Inter Parfums, S.A., the Company’s subsidiary; and in January 1997 he became Chief Executive Officer of the Company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 49, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of the Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of Inter Parfums, S.A. for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 51, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to the Board of Directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined the Company in June 1992.

Philippe Santi

Philippe Santi, age 46 and a Director since December 1999, is the Director General Delegué – Executive Vice President of Inter Parfums, S.A. Mr. Santi, who is a is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young.

Francois Heilbronn

Mr. Heilbronn, age 47, a Director since 1988, an independent director, and a member of the audit, stock option and executive compensation committees, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Joseph A. Caccamo

Mr. Caccamo, age 52, a Director since 1992, is an attorney with the law firm of GrayRobinson, P.A., our general counsel. A member of both the New York and Florida bars, Mr. Caccamo has been a practicing attorney since 1981, concentrating in the areas of corporate and securities law, and in September 1991 he became our counsel.

Jean Levy

Jean Levy, age 75, a Director since August 1996, an independent director and a member of the audit and executive compensation and stock option committees, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 50, has been a Director since March 1997, and also is an independent director and during 2005 was a member of the audit committee. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. In 2007 Jimmy Choo Ltd. was sold to a private equity firm. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Mr. Bensoussan-Torres is a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Jean Cailliau

Mr. Cailliau, age 45, and a director since December 1999, is the currently the owner and manager of Wayak Sarl, a consulting firm. The Board considers Mr. Cailliau to be independent of management, notwithstanding his prior affiliation with LV Capital USA Inc., which was dissolved in August 2006. Through June 2001, Mr. Cailliau was the Deputy General Manager of LV Capital SA, the investment arm of LVMH. In January 2001 he became a Director of L Capital Management, a private equity fund sponsored by LVMH, a position he held until December 2007.. For the past 17 years, Mr. Cailliau has held executive positions at LVMH. He is also a Director of various European companies. Mr. Cailliau is an Engineer in Agronomics and has an MBA (1988) from Insead.

Serge Rosinoer

Mr. Rosinoer, age 77, was appointed to the Board of Directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. Mr. Serge Rosinoer is presently the Chairman of the Supervisory Board of Clarins SA. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees. He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Extérieur de la France.

Patrick Choël

Mr. Choël, age 64, was appointed to the Board of Directors in June 2006, as an independent director, and is a member of both the Audit Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first the LVMH Perfumes and Cosmetics Division, which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others, and later, Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business. Prior to such time, for approximately 30 years, he work at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

Hugues de la Chevasnerie

Hugues de la Chevasnerie, age 39, became the Director of Burberry Fragrances in December 2006. Prior to joining Burberry Fragrances, Mr. Chevasnerie was from February 2002 the Vice President of International Marketing, Davidoff & Chloé, at Coty Inc. From 1994 to 2002, he held various positions at LVMH- Parfums Christian Dior, including Group Head for Men’s Perfumes from 1999 to 2002.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 49, became the Director of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Jack Ayer

Jack Ayer, age 58, was a French Market Sales Manager when he joined Inter Parfums, S.A. in 1989 and has been the Director of the French Market Sales for Inter Parfums, S.A. since 1999. Prior to 1989 Mr. Ayer spent 13 years as a brand representative for L'Oréal. Mr. Ayer will be leaving our company in May 2008.

Axel Marot

Axel Marot, age 34, was the Supply Chain Manager when he joined Inter Parfums, S.A. in 2003 and has been the Director of Operations for Inter Parfums, S.A. since January 2005. Prior to joining Inter Parfums, S.A., Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 47, was appointed as President of Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for Gap, Banana Republic, New York & Company and Brooks Brothers. Mr. Clarke has been employed by our company since 2001. Prior to joining the Company Mr. Clarke had spent seventeen years in the beauty business in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments to such forms furnished to us, and written representations from various reporting persons furnished to us, we are not aware of any reporting person who has failed to file the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 on a timely basis, except for Messrs. Benacin, Cailliau, Heilbronn and Madar, who each filed one (1) Form 4 three (3) days late in December 2007.

Item 11. Executive Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer, our Chief Financial Officer, and each of the three most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005. For all compensation related matters disclosed in this Item 11, all amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Jean Madar,	2007	400,000	100,000	-0-	124,000	-0-	-0-	429,750	[1]	1,053,750
Chief Executive Officer	2006	400,000	-0-	-0-	252,000	-0-	-0-	2,974,944	[2]	3,626,944
	2005	400,000	-0-	-0-	337,000	-0-	-0-	6,079,952	[3]	6,816,952

Russell Greenberg, Chief Financial	2007	405,000	43,100	-0-	98,000	-0-	-0-	246,590	[4]	792,690
Officer	2006	375,000	30,000	-0-	167,000	-0-	-0-	304,214	[5]	876,214
	2005	345,000	30,000	-0-	132,000	-0-	-0-	548,214	[6]	1,055,214

Philippe Benacin, President of	2007	263,750	170,000	-0-	124,000	-0-	10,610	523,299	[7]	1,091,659
Inter Parfums, Inc. and Chief	2006	226,206	153,174	-0-	252,000	-0-	8,800	1,298,801	[8]	1,938,981
Executive Officer of Inter Parfums, S.A.	2005	208,874	161,629	-0-	337,000	-0-	8,700	5,866,935	[9]	6,583,138

Philippe Santi,	2007	263,750	216,000	-0-	-0-	27,474	10,610	-0-	[10]	517,834
Executive Vice President and	2006	226,206	197,302	-0-	105,000	22,621	8,800	405,801	[11]	965,730
Director General Delegue, Inter Parfums, S.A.	2005	208,874	161,629	-0-	91,000	21,655	8,700	169,104	[12]	660,962

Frédéric Garcia-Pelayo,	2007	263,750	216,000	-0-	-0-	27,474	10,610	211,225	[13]	729,059
Director Export Sales,	2006	226,206	197,302	-0-	166,000	22,621	8,800	259,956	[14]	880,885
Inter Parfums, S.A.	2005	208,874	161,629	-0-	53,000	21,655	8,700	173,218	[15]	627,076

[1]	Consists of $429,750 realized upon the exercise of options.
[2]	Consists of $654,500 realized upon the exercise of options, and $2,320,444 realized on the exercise of options of Inter Parfums, S.A.
[3]	Consists of $6,079,952 realized upon the exercise of options.
[4]	Consists of $2,214 for automobile expenses and $166,590 realized upon exercise of options and $ 80,000 realized on the exercise of options of Inter Parfums, S.A.
[5]	Consists of $2,214 for automobile expenses and $235,000 realized upon exercise of options and $67,000 realized on the exercise of options of Inter Parfums, S.A.
[6]	Consists of $2,214 for automobile expenses and $467,000 realized upon exercise of options and $79,000 realized on the exercise of options of Inter Parfums, S.A.
[7]	Consists of lodging expenses of $82,422, $11,127 for automobile expenses, and $429,750 realized upon the exercise of options.
[8]	Consists of lodging expenses of $75,402, $8,797 for automobile expenses, $654,500 realized upon the exercise of options, and $560,102 realized on the exercise of options of Inter Parfums, S.A.
[9]	Consists of lodging expenses of $208,874, $10,613 for automobile expenses, $5,072,785 realized upon the exercise of options, and $574,663 realized upon exercise of options of Inter Parfums, S.A.
[10]	Consists of $0 realized on the exercise of options of Inter Parfums, S.A.
[11]	Consists of $405,801 realized on the exercise of options of Inter Parfums, S.A.
[12]	Consists of $169,104 realized on the exercise of options of Inter Parfums, S.A.
[13]	Consists of $211,225 realized on the exercise of options of Inter Parfums, S.A.
[14]	Consists of $259,956 realized on the exercise of options of Inter Parfums, S.A.
[15]	Consists of $173,218 realized on the exercise of options of Inter Parfums, S.A.

Compensation Discussion and Analysis

General

The Executive Compensation and Stock Option Committee oversee the compensation of the Company’s executives and administers the Company’s stock option plans. The members of such committee are Messrs. Heilbronn, Levy and Choël.

During 2007, the Executive Compensation and Stock Option Committee took action three (3) times by the execution of written consents in lieu of meetings.

In addition to the members of the Executive Compensation Committee, the following persons participated in discussions concerning executive compensation during 2007: Jean Madar, the Chairman of our Board of Directors and Chief Executive Officer; Philippe Benacin, a Director, President, and Chief Executive Officer of Inter Parfums, S.A., our company’s indirect French operating subsidiary; Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director; Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A. Generally, Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative and recommends executive compensation levels for executives in the United States, and Mr. Benacin, the Chief Executive Officer of Inter Parfums, S.A., takes the initiative and recommends for executive compensation levels for executives in Paris. Further, all cash compensation for each of Messrs. Benacin, Santi and Garcia-Pelayo’s are paid to them in euros by our French operating subsidiary, and all cash compensation for each of Messrs. Madar and Greenberg are paid from United States Operations. Also as a general rule, all executive officers have their compensation reviewed annually.

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

The following sets forth information regarding compensation and benefits provided to our Chief Executive Officer, Chief Financial Officer, each of the three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000. The executive officers being discussed for 2007 are: Jean Madar (the Chief Executive Officer), Russell Greenberg (the Chief Financial Officer), and Philippe Benacin, Philippe Santi and Frederic Garcia-Pelayo (the three highly compensated officers).

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

Upon recommendation of our Chairman and Chief Executive Officer, the Executive Compensation and Stock Option Committee determined to increase the base salary of Mr. Greenberg, the Chief Financial Officer, by $30,000 from $375,000 to $405,000, an 8% increase. Mr. Greenberg has received the same salary increase of $30,000 for the past three years.

Upon the recommendation of Mr. Benacin, the base salaries of Mr. Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and Mr. Frederic Garcia-Pelayo, were each increased from 180,000 euros in 2006 to 192,000 euros in 2007, a 6.67% increase. Likewise, Mr. Benacin’s base compensation was increased to from 180,000 euros in 2006 to 192,000 euros in 2007.

In February 2005 we entered into an employment agreement with Marcella Cacci to act as the President of Burberry Fragrances, a division of Inter Parfums, S.A. for a three year period. As a negotiated term of her employment agreement, United States operations paid her compensation, although she was residing and working in Paris for Burberry Fragrances, a division of Inter Parfums, S.A. Ms. Cacci was terminated without cause, and for 2006 her pro-rated based salary was $208,200. In 2007 Mr. Hugues de la Chevasnerie became the Director, Burberry Fragrances. His base salary for 2007 was set at 150,000 euros.

After a thorough review, the Chairman of the Board determined that the base salaries paid to such executives were fair in the view of their responsibilities, length of service with us, performance and compensation levels to peers, as to which the Executive Compensation and Stock Option Committee concurs.

Bonus Compensation/ Annual Incentives

As the result of their efforts in increasing the profitability of our company, bonuses were awarded as follows. For European operations, each of Messrs. Santi and Garcia-Pelayo received a cash bonus of $ 216,000 (157,000 euros) and Mr. Benacin received a cash bonus of $170,000 (124,000 euros). For United States operations, Mr. Greenberg received a cash bonus of $43,100. In order for Mr. Madar to receive a cash bonus, United States operations has to achieve after tax profit target. In 2007, based upon such targets, our Chief Executive Officer has earned a $100,000 cash bonus. The Executive Compensation Committee has determined to use the same after tax profit target for our company’s United States operations to calculate Mr. Madar’s bonus for 2008.

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

During 2007 and in early 2008, upon the recommendation of the company’s Chief Executive Officer, the Executive Compensation and Stock Option Committee granted options to purchase a total of 28,250 shares our common stock to each of Jean Madar and Philippe Benacin, 15,000 shares to Mr. Greenberg, and 8,500 to each of Messrs. Santi and Garcia-Pelayo, all at the fair market value on the date of grant. Such option grants were reduced from 2006, when Messrs. Madar and Benacin received options to purchase 40,000 shares, Mr. Greenberg received options to purchase 25,000 shares, and Messrs. Santi and Garcia-Pelayo each received options to purchase 5,000 shares. In addition, we discontinued all option grants of shares of our majority owned subsidiary, Inter Parfums, S.A. We typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. Further, as reported above, options granted to French employees under the recent technical amendment to our stock option plan, have a term of 6 years, and vest 4 years after the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period matches the service period with the potential benefits of the option.

Under our stock option plan, non-qualified stock options granted to executives terminate immediately upon the executive’s termination of association with our company. This termination provision coupled with vesting may reduce certain benefits afforded to an executive when an executive officer leaves our employ.

Our company has not in the past routinely granted options to executive officers of Inter Parfums, S.A. other than Mr. Benacin and Mr. Santi, but rather such grants are handled on a case by case basis each year. Commencing in early 2008, after the technical amendments to our plan were passed in February 2008, we granted options to employees of Inter Parfums, S.A. to avoid diluting our ownership interest in Inter Parfums, S.A. We intend to continue this practice in the future to avoid further dilution.

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

In addition, Inter Parfums, SA maintains its own profit sharing plan and a relatively small pension plan, which provide long term benefits to the executive officers of our European operations.

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

Francois Heilbronn
Jean Levy and
Patrick Choël

Plan Based Awards

The following table sets certain information relating to each grant of an award made to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year. In addition, in connection with the grant of options to employees of Inter Parfums, S.A. in February 2008, options were granted to the executive officers as presented in this table.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)
Jean Madar	12/26/07	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	18.865
Jean Madar	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	9,250	16.945
Russell Greenberg	12/26/07	-0-	-0-	-0-	-0-	-0-	-0-	-0-	15,000	18.865
Philippe Benacin	12/26/07	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	18.865
Philippe Benacin	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	9,250	16.945
Philippe Santi	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	8,500	16.945
Frédéric Garcia-Pelayo	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	8,500	16.945

As discussed above, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. Further, as reported above, options granted to French employees under the recent technical amendment to our stock option plan, have a term of 6 years, and vest 4 years after the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period matches the service period with the potential benefits of the option.

Options were granted in February 2008 after the technical amendments to our 2004 Stock Option Plan to comply with certain provisions of French law.

Outstanding Equity Awards At Fiscal Year-End

The following table sets certain information relating to outstanding equity awards in our company held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Datte
Jean Madar	50,000		-0-	23.050	12/30/08
	50,000		-0-	15.390	12/09/09
	50,000		-0-	14.950	04/19/10
	8,000		-0-	19.655	12/14/12
		32,000	-0-	19.655	12/14/12
		19,000	-0-	18.865	12/26/13
		9,250	-0-	16.945	2/13/14

Russell Greenberg	18,000		-0-	23.050	12/30/08
	25,000		-0-	15.390	12/09/09
	25,000		-0-	14.950	04/19/10
	5,000		-0-	19.655	12/14/12
		20,000	-0-	19.655	12/14/12
		15,000	-0-	18.865	12/26/13

Philippe Benacin	50,000		-0-	23.050	12/30/08
	50,000		-0-	15.390	12/09/09
	50,000		-0-	14.950	04/19/10
	8,000		-0-	19.655	12/14/12
		32,000	-0-	19.655	12/14/12
		19,000	-0-	18.865	12/26/13
		9,250	-0-	16.945	2/13/14

Philippe Santi	7,500		-0-	7.850	01/23/08
	10,000		-0-	25.240	02/12/09
	7,500		-0-	15.390	12/09/09
	7,500		-0-	14.950	04/19/10
	1,000		-0-	19.655	12/14/12
		4,000	-0-	19.655	12/14/12
		8,500	-0-	16.945	2/13/14

Frédéric Garcia-Pelayo	1,000		-0-	19.655	12/14/12
		4,000	-0-	19.655	12/14/12
		8,500	-0-	16.945	2/13/14

As discussed above, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. Further, as reported above, options granted to French employees under the recent technical amendment to our stock option plan, have a term of 6 years, and vest 4 years after the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period matches the service period with the potential benefits of the option.

Options were granted in February 2008 after the technical amendments to our 2004 Stock Option Plan to comply with certain provisions of French law.

The following table sets certain information relating to outstanding equity awards granted by Inter Parfums, S.A. held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTER PARFUMS, S.A.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (euros)	Option Expiration Date
Jean Madar		13,310	16.60	08/26/09
		18,634	24.30	03/25/10
		13,310	22.70	05/26/11
		12,100	28.90	06/01/12

Russell Greenberg	3,627		17.50	04/26/08
	2,928		10.10	08/26/09
		1,198	16.60	08/26/09
		1,065	24.30	03/25/10
		1,331	22.70	05/26/11
		968	28.90	06/01/12

Philippe Benacin	5,515		10.10	08/26/09
		13,310	16.60	08/26/09
		18,634	24.30	03/25/10
		13,310	27.70	05/26/11
		12,100	28.90	06/01/12

Philippe Santi	9,664		10.10	08/26/09
		6,655	16.60	08/26/09
		9,584	24.30	03/25/10
		7,986	22.70	05/26/11
		7,260	28.90	06/01/12

Frédéric Garcia-Pelayo	6,669		10.10	08/26/09
		6,655	16.60	08/26/09
		9,584	24.30	03/25/10
		7,986	22.70	05/26/11
		7,260	28.90	06/01/12

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar[2]	50,000	429,750	-0-	-0-
Russell Greenberg	18,000	166,590	-0-	-0-
Philippe Benacin[2]	50,000	429,750	-0-	-0-
Philippe Santi	-0-	-0-	-0-	-0-
Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-

[Footnotes from table above]

[1]
Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option, or the fair market value of the net amount of shares received upon exercise of options.

[2]
In December 2007 both the Chief Executive Officer and the President exercised an aggregate of 100,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.8 million in 2007, were paid by them tendering to the Company in 2007 an aggregate of 48,286 of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2007 an additional 6,465 shares, respectively, for payment of certain withholding taxes resulting from his option exercise.

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the past fiscal year, of Inter Parfums, S.A., for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	-0-	-0-	-0-	-0-

Philippe Benacin	-0-	-0-	-0-	-0-

Russell Greenberg	3,082	80,000	-0-	-0-

Philippe Santi	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo	7,649	211,225	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	91,763	10,610
Philippe Santi	Inter Parfums SA Pension Plan	NA	91,763	10,610
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	91,763	10,610

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. For 2008 Mr. Benacin presently receives an annual salary of €201,600 (approximately $292,300), plus annual lodging expenses of €60,000 (approximately $87,000) and automobile expenses of €8,100 (approximately $11,745), which are subject to increase in the discretion of the Board of Directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[9]	Total ($)
Francois Heilbronn[1]	12,000	-0-	5,180	-0-	-0-	9,400	26,580
Joseph A. Caccamo [2]	8,000	-0-	20,720	-0-	-0-	-0-	28,720	[10]
Jean Levy[3]	12,000	-0-	5,180	-0-	-0-	-0-	17,180
Robert Bensoussan- Torres[4]	4,000	-0-	5,180	-0-	-0-	-0-	9,180
Jean Cailliau[5]	8,000	-0-	5,180	-0-	-0-	9,400	22,580
Serge Rosinoer[6]	2,000	-0-	2,590	-0-	-0-	11,590	16,180
Patrick Choël[7]	12,000	-0-	5,180	-0-	-0-	-0-	17,180

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,000 shares of our common stock.
2.
As of the end of the last fiscal year, Mr. Caccamo held options to purchase an aggregate of 16,000 shares of our common stock, 8,000 of which are held as nominee for his present firm and 8,000 of which are held as nominee for his former employer. Mr. Caccamo disclaims beneficial ownership of such options.

3.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 5,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 5,000 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Cailliau held options to purchase an aggregate of 4,000 shares of our common stock.
6.	As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 4,000 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 3,000 shares of our common stock.

9.	Represents the difference between the exercise price of the option and the fair market value of the underlying common stock on the date of exercise.
10.	Does not include $191,000 paid for legal fees and expenses to Mr. Caccamo’s law firm.

Throughout 2007, all nonemployee directors received $2,000 for each board meeting at which they participate. Mr. Caccamo’s board fees were paid to his law firm. In addition, all members of the Audit Committee receive an additional annual fee $4,000 on January 1 of each year in which they serve on the Audit Committee.

We maintain stock option plans for our nonemployee directors. The purpose of these plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our Company. Under such plans, options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date. The options granted to Mr. Caccamo were reduced from 4,000 shares to 1,000 shares commencing on February 1, 2008, in return for an increase of $1,575 per month ($18,900 on an annualized basis) in legal fees payable to his firm. Options to purchase 2,000 shares are granted to each nonemployee director upon his initial election or appointment to our board.

On February 1, 2008, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Joseph A. Caccamo, Jean Levy, Robert Bensoussan-Torres, Jean Cailliau, and Patrick Choël, and an option to purchase 500 shares was granted to Serge Rosinoer, all at the exercise price of $17.12 per share under the 2004 plan. Such options vest ratably over a 4 year period. The options held by Mr. Caccamo are held as nominee for his law firm.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth information, as of February 20, 2008 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than five percent of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of February 20, 2008 we had 20,437,292 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	5,526,952[2]	26.7%

Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	5,470,975[3]	26.4%

Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	93,000[4]	Less than 1%

Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	33,500[5]	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	48,625[6]	Less than 1%

Joseph A. Caccamo, Esq. GrayRobinson, P.A. 401 East Las Olas Blvd., Ste. 1850 Ft. Lauderdale, FL 33301	13,000[7]	Less than 1%

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
2 Consists of 3,168,951 shares held directly, 2,200,001 shares held indirectly through a personal holding company and options to purchase 158,000 shares. Includes 1,780,000 shares pledged as collateral for personal loans/lines of credit.
3 Consists of 3,112,974 shares held directly, 2,200,001 shares held indirectly through a personal holding company and options to purchase 158,000 shares.
4 Consists of 20,000 shares held directly and options to purchase 73,000 shares.
5 Consists of 7,500 shares held directly, and 26,000 shares of common stock underlying options.
6 Consists of 30,375 shares held directly, 15,000 shares held indirectly by his children and options to purchase 3,250 shares.
7 Consists of shares of common stock underlying options, 8,000 of which are held as nominee for his former employer and 5,250 of which are held for his present employer. Beneficial ownership of such shares is disclaimed.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	4,250[8]	Less than 1%

Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	8,250[9]	Less than 1%

Jean Cailliau c/o Wayak Sarl 8 rue Pasteur 92210 St Cloud, France	4,250[10]	Less than 1%

Serge Rosinoer 14 rue LeSueur 75116 Paris, France	9,950[11]	Less than 1%

Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	500[12]	Less than 1%

Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

Jack Ayer Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

Axel Marot Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

Hugues de la Chevasnerie Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

8 Consists of 1,000 shares held directly and options to purchase 3,250 shares.
9 Consists of 5,000 shares held directly and options to purchase 3,250 shares.
10 Consists of shares of common stock underlying options
11 Consists of 6,700 shares held directly and options to purchase 3,250 shares.
12 Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	11,783[13]	Less than 1%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	2,554,571[14]	12.5%

Independence Investments, LLC 551 Fifth Avenue New York, NY 10176	1,132,098[15]	5.5%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,318,451[16]	6.5%

All Directors and Officers As a Group 16 Persons)	11,225,035[17]	53.7%

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	804,400	18.43	785,529
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	804,400	18.43	785,529

13 Consists of 3,783 shares held directly and options to purchase 8,000 shares.
14 Information derived from an Amendment to Schedule 13G dated January 29, 2008.
15 Information derived from a Schedule 13G dated January 24, 2008.
16 Information derived from a Schedule 13G dated February 14, 2008.
17 Consists of 10,771,285 shares held directly or indirectly, and options to purchase 453,750 shares.

Item 13. Certain Relationships And Related Transactions

Transactions with French Subsidiaries

In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement and the Paul Smith license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the Burberry and Paul Smith license agreements. In addition, Inter Parfums, S.A. has agreed to reimburse us for the compensation expense attributed to a former French executive officer, and vested options which are granted to French employees under the recent amendment to our stock option plan.

Option Exercise Paid With Tender of Shares

In December 2007 both the Chief Executive Officer and the President exercised an aggregate of 100,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.8 million in December 2007, were paid by them tendering to the Company in December 2007 an aggregate of 48,286 of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2007 an additional 6,465 shares for payment of certain withholding taxes resulting from his option exercise.

Remuneration of Counsel

Joseph A. Caccamo, a director, is a shareholder of the law firm of GrayRobinson, P.A., our general counsel. During 2007, we paid GrayRobinson, P.A. $191,000 for their services and reimbursement of disbursements incurred on our behalf.

On February 1, 2008, options to purchase 1,000 shares were granted to Joseph A. Caccamo at the exercise price of $17.12 per share under the 2004 plan. Such option vests ratably over a 4 year period. The options held by Mr. Caccamo are held as nominee for his law firm. The options granted to Mr. Caccamo were reduced from 4,000 share grants of prior years to 1,000 shares commencing on February 1, 2008, in return for an increase of $1,575 per month ($18,900 on an annualized basis) in legal fees payable to his firm.

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

Fees

The following sets forth the fees billed to us by Mazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2006 and December 31, 2007.

Audit Fees

During 2007 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $667,000. During 2006 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $588,000.

Audit-Related Fees

Mazars billed us $25,000 for audit related fees during 2007 and $22,000 during 2006.

Tax Fees

Mazars LLP did not bill us for tax services during 2007 or 2006.

All Other Fees

Mazars LLP did not bill us for any other services during 2007 or 2006.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2007 the audit committee authorized the following non-audit services to be performed by Mazars LLP.

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

In February 2008, the audit committee authorized the same non-audit services to be performed by Mazars LLP as disclosed above, except that it placed a cap of $100,000 on the fees that Mazars can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page No.
(a)(1)	Financial Statements annexed hereto

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3

	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007	F-4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2007	F-5

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules annexed hereto:

	Schedule II - Valuation and Qualifying Accounts	F-25

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

Exhibit No.	Description

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's current report on Form 8-K/A no. 1 (date of event – 18 May 2000):

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

The following documents heretofore filed with the Commission is incorporated by reference to the Company's current report on Form 8-K (date of event – 29 May 2002):

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2003:

Exhibit No.	Description

10.99	Agreement between Inter Parfums, S.A. and Credit Lyonnais dated 28 November 2003- French original

Exhibit No.	Description

10.99.1	Agreement between Inter Parfums, S.A. and Credit Lyonnais dated 28 November 2003-English translation

10.100	Line of Credit Agreement between The Banque OBC-Odier Bungener Courvoisier and Inter Parfums, S.A dated 29 October 2003- French original

10.100.1	Line of Credit Agreement between The Banque OBC-Odier Bungener Courvoisier and Inter Parfums, S.A dated 29 October 2003- English translation

14	Code of Business Conduct

31	Certification Required by Rule 13a-14

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended March 31, 2004:

Exhibit No.	Description

2.2	Offer for purchase and sale of stock of the Nickel S.A. Company under conditions precedent among Inter Parfums S.A. and Philippe Dumont et al dated March 29, 2004- French original

2.2.1	Offer for purchase and sale of stock of the Nickel S.A. Company under conditions precedent among Inter Parfums S.A. and Philippe Dumont et al dated March 29, 2004- English translation

2.3	Agreement for Sale of Equity Capital with Condition Precedent dated March 29, 2004- French original

2.3.1	Agreement for Sale of Equity Capital with Condition Precedent dated March 29, 2004- English Translation

10.101	Shareholders Agreement from Nickel SA Company dated March 29, 2004- French original

10.101.1	Shareholders Agreement from Nickel SA Company dated March 29, 2004-English translation

Exhibit No.	Description

10.102	Agreement between BNP Paribas and Inter Parfums SA dated March 17, 2004- French Original

10.102.1	Agreement between BNP Paribas and Inter Parfums SA dated March 17, 2004- English translations

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2004:

Exhibit No.	Description

3.1.6	Amendment to Certificate of Incorporation dated 6 August 2004

10.104	Lease dated as of 1 March 2001 for 300 West 14th Street, New York, NY

10.105	Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (French Original)

10.105.1	Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (English Translation)

10.106	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)

10.106.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)

10.107	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

Exhibit No.	Description

10.107.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)

10.108	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France (French Original)

10.108.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France(English Translation)

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

21	List of Subsidiaries

23.1	Consent of Mazars LLP

23.2	Consent of KPMG LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

Exhibit No.	Description

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended March 31, 2006:

Exhibit No.	Description

10.126
Contrat de Licence de Marques entre QS Holdings SARL and Inter Parfums, S.A., executed on 23 March 2006 – French original (Certain confidential information in this Exhibit 10.126 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.126.1
Trademark License Agreement between QS Holdings SARL and Inter Parfums, S.A., executed on 23 March 2006 – English translation (Certain confidential information in this Exhibit 10.126.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.127
Avenant No. 1 Au Contrat de Licence Exclusive du 20 Juin 1997 entre ST Dupont, S.A. et Inter Parfums, S.A., dated 20 March 2006- French original (Certain confidential information in this Exhibit 10.127 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.127.1
Amendment No. 1 to Exclusive License of 20 June 1997 between ST Dupont, S.A. et Inter Parfums, S.A., dated 20 March 2006- English translation (Certain confidential information in this Exhibit 10.127.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2006:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended March 31, 2007:

Exhibit No.	Description

10.129	Agreement between Inter Parfums, S.A. and BNP Paribas, S.A. dated 3 December 2006 - French original

10.129.1	Agreement between Inter Parfums, S.A. and BNP Paribas, S.A. dated 3 December 2006 - English translation

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2007:

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

The following document heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2007:

Exhibit No.	Description

4.21.2	Amendment to the Company’s 2004 Nonemployee Director Stock Option Plan

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Registration Statement No. 333-141963 as filed April 9, 2007.

Exhibit No.	Description

4.24	Warrant Dated July 14, 2005 to Purchase 100,000 shares of Common Stock of Inter Parfums, Inc. (filed as exhibit no. 4.2 therein)

4.25	Warrant Dated September 1, 2006 to Purchase 100,000 shares of Common Stock of Inter Parfums, Inc. (filed as exhibit no. 4.3 therein)

The following documents are filed with this report:

Exhibit No.	Description

10.132
Manufacturing and License Agreement Between Retail Brand Alliance, Inc., D/B/A Brooks Brothers – Licensor and Inter Parfums USA, LLL. – Licensee
Dated November 2007
(Certain confidential information in this Exhibit 10.132 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

4.26	Addendum [France] to 2004 Stock Option Plan

4.27	Form of Option Agreement for Options Granted to Executive Officers on December 26, 2007 with Schedule Option Holders and Number of Options Granted

4.28	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 with Schedule Option Holders and Number of Options Granted

4.29	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 under French Addendum to Stock Option Plan with Schedule Option Holders and Number of Options Granted

21	List of Subsidiaries

23	Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007	F-4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2007	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-25

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 (b) of the notes to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payments”, applying the modified prospective method at the beginning of the year ended December 31, 2006.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the three-year period ended December 31, 2007. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 10, 2008

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands except share and per share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$90,034	$58,247
Short-term investments	—	12,800
Accounts receivable, net	118,140	110,251
Inventories	106,022	69,537
Receivables, other	5,928	2,481
Other current assets	5,253	6,137
Income tax receivable	168	370
Deferred tax assets	4,300	2,494
Total current assets	329,845	262,317
Equipment and leasehold improvements, net	7,262	6,806
Trademarks, licenses and other intangible assets, net	101,577	58,342
Goodwill	6,715	4,978
Other assets	653	602
Total assets	$446,052	$333,045
Liabilities and Shareholders’ Equity
Current liabilities:
Loans payable – banks	$7,217	$6,033
Current portion of long-term debt	16,215	4,214
Accounts payable - trade	88,297	58,748
Accrued expenses	35,507	52,637
Income taxes payable	3,023	1,325
Dividends payable	1,026	813
Total current liabilities	151,285	123,770
Deferred tax liability	4,664	2,111
Long-term debt, less current portion	43,518	6,555
Put option	—	1,262
Minority interest	53,925	44,075
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding 20,532,141 and 20,434,792 shares at December 31, 2007 and 2006, respectively	21	20
Additional paid-in capital	40,033	38,096
Retained earnings	147,995	127,834
Accumulated other comprehensive income	30,955	15,170
Treasury stock, at cost, 6,202,637 and 6,247,886 common shares at December 31, 2007 and 2006, respectively	(26,344)	(25,848)
Total shareholders’ equity	192,660	155,272
Total liabilities and shareholders’ equity	$446,052	$333,045

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2007, 2006, and 2005
(In thousands except share and per share data)

	2007	2006	2005
Net sales	$389,560	$321,054	$273,533
Cost of sales	160,137	143,855	115,827
Gross margin	229,423	177,199	157,706
Selling, general, and administrative	181,224	141,074	126,353
Impairment loss	868	—	—
Income from operations	47,331	36,125	31,353
Other expenses (income):
Interest expense	3,667	1,797	970
(Gain) loss on foreign currency	219	(172)	296
Interest and dividend income	(3,166)	(2,303)	(1,194)
Gain on subsidiary’s issuance of stock	(665)	(332)	(443)
	55	(1,010)	(371)
Income before income taxes and minority interest	47,276	37,135	31,724
Income taxes	16,675	13,201	11,133
Income before minority interest	30,601	23,934	20,591
Minority interest in net income of consolidated subsidiary	6,784	6,192	5,328
Net income	$23,817	$17,742	$15,263
Net income per share:
Basic	$1.16	$0.87	$0.76
Diluted	1.14	0.86	0.75
Weighted average number of shares outstanding:
Basic	20,444,094	20,324,309	20,078,424
Diluted	20,669,533	20,568,492	20,486,583

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006, and 2005
(In thousands except share data)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Comprehensive	comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income	income	Shares	Amount	Total
Balance – January 1, 2005	19,379,917	$19	$35,538	$100,772		$16,431	7,064,511	$(26,251)	$126,509
Comprehensive income:
Net income	—	—	—	15,263	$15,263	—	—	—	15,263
Foreign currency translation adjustments	—	—	—	—	(12,720)	(12,720)	—	—	(12,720)
Change in fair value of derivatives	—	—	—	—	(137)	(137)	—	—	(137)
Total comprehensive income					$2,406
Dividends	—	—	—	(3,233)		—	—	—	(3,233)
Shares issued upon exercise of stock options	1,048,850	1	(585)	—		—	(938,200)	3,490	2,906
Issuance of warrants	—	—	1,687	—		—	—	—	1,687
Shares received as proceeds of option exercises	(176,457)	—	—	—		—	176,457	(2,548)	(2,548)
Balance – December 31, 2005	20,252,310	20	36,640	112,802		3,574	6,302,768	(25,309)	127,727
Comprehensive income:
Net income	—	—	—	17,742	$17,742	—	—	—	17,742
Foreign currency translation adjustments	—	—	—	—	11,527	11,527	—	—	11,527
Change in fair value of derivatives	—	—	—	—	69	69	—	—	69
Total comprehensive income					$29,338
Dividends	—	—	—	(3,259)		—	—	—	(3,259)
Shares issued upon exercise of stock options	227,600	—	1,380	—		—	(100,000)	402	1,782
Stock compensation	—	—	76	549		—	—	—	625
Shares received as proceeds of option exercises	(45,118)	—	—	—		—	45,118	(941)	(941)
Balance – December 31, 2006	20,434,792	20	38,096	127,834		15,170	6,247,886	(25,848)	155,272
Comprehensive income:
Net income	—	—	—	23,817	$23,817	—	—	—	23,817
Foreign currency translation adjustments	—	—	—	—	15,816	15,816	—	—	15,816
Change in fair value of derivatives	—	—	—	—	(31)	(31)	—	—	(31)
Total comprehensive income					$39,602
Dividends	—	—	—	(4,093)		—	—	—	(4,093)
Shares issued upon exercise of stock options including income tax benefit of $915	152,100	1	1,719	—		—	(100,000)	414	2,134
Stock compensation	—	—	218	437		—	—	—	655
Shares received as proceeds of option exercises	(54,751)	—	—	—		—	54,751	(910)	(910)
Balance – December 31, 2007	20,532,141	$21	$40,033	$147,995		$30,955 (1)	6,202,637	$(26,344)	$192,660

(1) Includes approximately $30,859 relating to foreign currency translation adjustments.

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$23,817	$17,742	$15,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,031	5,347	4,513
Impairment of goodwill	868	—	—
Provision for doubtful accounts	588	118	585
Noncash stock compensation	1,096	625	—
Minority interest in net income of consolidated subsidiary	6,784	6,192	5,328
Deferred tax (benefit) provision	(657)	843	(1,410)
Change in fair value of put options	—	412	19
Gain on subsidiary’s issuance of stock	(665)	(332)	(443)
(Gain) loss on sale of trademark	—	245	(150)
Changes in:
Accounts receivable	2,984	(18,714)	(17,653)
Inventories	(28,677)	(16,053)	5,819
Other assets	(1,602)	(1,342)	(3,453)
Accounts payable and accrued expenses	25,014	18,677	22,443
Income taxes payable, net	936	(393)	(481)
Net cash provided by operating activities	38,517	13,367	30,380
Cash flows from investing activities:
Purchases of short-term investments	(300)	(6,700)	(2,300)
Proceeds from sale of short-term investments	13,100	11,300	2,500
Purchase of equipment and leasehold improvements	(2,380)	(3,452)	(2,429)
Payment for intangible assets acquired	(58,723)	(5,042)	(465)
Proceeds from sale of stock of subsidiary	2,879	2,830	2,424
Payment for acquisition of minority interests	(10,984)	—	—
Proceeds from sale of trademark	—	1,131	185
Net cash provided by (used in) investing activities	(56,408)	67	(85)
Cash flows from financing activities:
Proceeds from loans payable – banks	762	4,974	359
Proceeds from issuance of long-term debt	54,948	—	—
Repayment of long-term debt	(10,440)	(4,019)	(3,979)
Purchase of treasury stock	(107)	(164)	(150)
Proceeds from exercise of options	1,331	1,004	507
Dividends paid	(3,879)	(3,251)	(3,005)
Dividends paid to minority interest	(1,594)	(1,218)	(1,106)
Net cash provided by (used in) financing activities	41,021	(2,674)	(7,374)
Effect of exchange rate changes on cash	8,657	5,355	(4,161)
Net increase in cash and cash equivalents	31,787	16,115	18,760
Cash and cash equivalents – beginning of year	58,247	42,132	23,372
Cash and cash equivalents – end of year	$90,034	$58,247	$42,132
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,872	$1,586	$593
Income taxes	15,211	13,227	12,593

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)
(1)	The Company and its Significant Accounting Policies

(a)	Business of the Company

Inter Parfums, Inc. and its subsidiaries (“the Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 54%, 57% and 60% of net sales in 2007, 2006 and 2005, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

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

The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized as a gain or loss on foreign currency in the income statement. At December 31, 2007, the Company’s subsidiary had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $28.3 million and GB pounds 3.0 million, which have maturities of less than a year.

(g)	Inventories

Inventories, including promotional merchandise, only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated, $3.2 million, $2.1 million and $1.5 million as of December 31, 2007, 2006 and 2005, respectively.

(h)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

(i)	Goodwill and Other Intangible Assets

The Company reviews goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to the Company’s Nickel skin care business which is primarily a component of our European operations. In performing our annual review of the recoverability of the carrying amount of goodwill, we determined that sales levels are less than we originally anticipated. Therefore, the carrying amount of the goodwill exceeded fair value determined by comparison to prices of comparable businesses resulting in an impairment loss of $0.9 million. Activity relating to the goodwill is as follows:

	December 31,
	2007	2006
Balance - beginning of year	$4,978	$4,476
Goodwill acquired	1,892	—
Effect of changes in foreign currency translation rates	713	502
Impairment loss	(868)	—
Balance - end of year	$6,715	$4,978

The cost of trademarks, licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life which range from three to seventeen years. If the residual value of a finite life intangible asset exceeds its carrying value, then the asset is not amortized. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(j)	Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs, which aggregated $6.2 million, $5.5 million and $4.2 million in 2007, 2006 and 2005, respectively, are included in selling, general and administrative expense in the consolidated statements of income. One customer represented 13%, 15% and 14% of consolidated net sales in 2007, 2006 and 2005, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income	$23,817	$17,742	$15,263
Effect of dilutive securities of consolidated subsidiary	(270)	—	—
Numerator for diluted earnings per share	23,547	17,742	15,263
Denominator:
Weighted average shares	20,444,094	20,324,309	20,078,424
Effect of dilutive securities:
Stock options and warrants	225,439	244,183	408,159
Denominator for diluted earnings per share	20,669,533	20,568,492	20,486,583

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 318,000, 216,000, and 262,000 shares of common stock for 2007, 2006, and 2005, respectively, and outstanding warrants to purchase 100,000 shares of common stock for 2007, 2006 and 2005.

(m)	Advertising and Promotion

Advertising and promotional costs paid directly to customers for goods and services provided are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expense were $58.5 million, $46.5 million and $40.8 million for 2007, 2006 and 2005, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $23.0 million, $20.6 million and $15.3 million in 2007, 2006 and 2005, respectively.

(n)	Package Development Costs

Packaging development costs associated with new products and redesigns of existing product packaging are expensed as incurred.

(o)	Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances which are estimated to be uncollectible aggregating $2.4 million and $2.2 million as of December 31, 2007 and 2006, respectively. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

(p)	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (“FIN 48”). Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Tax benefits recognized are reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

(q)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements and upon implementation the Company will be required to classify its minority interests in equity in accordance with SFAS 160.

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements. However, if additional minority interests are acquired after adoption of SFAS 141R, such transactions will be accounted for as equity transactions and not subject to purchase accounting.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). While the statement does not expand the use of fair value in any new circumstances it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

In July 2006, the FASB issued FIN 48, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption by the Company of FIN 48 had no impact on its consolidated financial statements.

(r)	Reclassifications

Certain prior year amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current year presentation.

(2)	Recent Agreements

(a)
In November 2007, we entered into exclusive agreements with Retail Brand Alliance, Inc., d/b/a/ Brooks Brothers (“Brooks Brothers”) under which will we design, manufacture and supply personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty retail and department stores outside the United States including duty free and other travel-related retailers.

(b)
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

Prior to this acquisition, the amount paid to secure the license agreement with Lanvin was being amortized over the life of the license agreement. At June 30, 2007, that intangible asset, net of accumulated amortization aggregated €13.2 million. The €22 million paid in July 2007 for the brand names and trademarks together with the carrying value related to the license agreement represents the total cost of acquiring the brand names and trademarks. Such total amount is included in trademarks, licenses and other intangible assets on the Company’s consolidated balance sheet as of December 31, 2007.

Since the residual value of the Lanvin brand names and trademarks, estimated to be approximately €42.5 million, exceeds its carrying amount, no further amortization expense has been, or is expected to be, recorded after June 30, 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)
(c)
In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products to be sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

(d)
In September 2006, IPSA entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement, we agreed to pay, in January 2007, €18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front payment and we agreed to purchase existing inventory of approximately $2.1 million held by YSL Beauté, the former licensee. The asset is included in trademarks, licenses and other intangible assets on the Company’s consolidated balance sheets and the liability for the €18 million up front payment is included in accrued expenses on the accompanying December 31, 2006 balance sheet. The license agreement became effective on January 1, 2007.

(e)
In March 2006, IPSA entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy and Quiksilver brands. The agreement runs through 2017.

(f)
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

As an inducement to enter into this agreement, in July 2005 we granted warrants to purchase 100,000 shares of our common stock to Gap exercisable for five years at $25.195 per share, 125% of the market price on the date of grant. In addition, we agreed to grant up to three (3) additional warrants to Gap. The first additional warrant was granted in September 2006 for 100,000 shares of our common stock exercisable for five years at $17.194 per share, the market price on the date of grant. If the term of our agreement with Gap is extended as discussed above, we will grant to Gap two additional warrants. Each such warrant would be exercisable for 50,000 shares of our common stock at 100% of the market price on the date of grant. The fair market value of the 100,000 warrants granted in July 2005 and the 100,000 warrants granted in September 2006 aggregated approximately $1.7 million and was determined on the date of the first grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.7%; volatility of 50%; a risk-free interest rate of 3.84%; and an expected life of the warrant of five years. Such amount has been capitalized as an intangible asset and is being amortized over the initial term of the agreement. Such amortization is included in selling, general and administrative expense in the accompanying consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

We have registered with the Securities and Exchange Commission the 200,000 shares purchasable pursuant to the first two warrant grants for resale in May 2007. In the event we fail to maintain an effective registration statement, Gap shall have the right to convert the warrants or any portion thereof into shares of our common stock. Upon exercise of this right we have agreed to deliver, without payment by Gap of any exercise price or any cash or other consideration, that number of shares of fully paid and nonassessable shares of the Company’s Common Stock, the value of which would equal the difference between the fair value and the exercise price of the Company’s Common Stock on the date of exercise attributable to the warrants exercised divided by the fair value of the Company’s common Stock on the date of exercise. We do not have any liability representing future obligations under our registration arrangements relating to the warrants issued to Gap.

(3)	Acquisition of Minority Interests

(a)
In December 2007, we acquired an additional 1.2% interest in IPSA, our majority owned French subsidiary, from its minority shareholders for approximately $6.3 million in cash. The allocation of the purchase price was as follows:

Trademarks	$5,469
Minority interest	2,724
Deferred tax liability	(1,883)
Total	$6,310

The acquisition was accounted for under the purchase method and an additional 3.3% interest was acquired in January and February 2008 for approximately $16.0 million bringing our ownership interest in IPSA to approximately 75%.

(b)
In June 2007, the minority shareholders of Nickel S.A., a consolidated subsidiary of the Company, exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to the Company for approximately $4.7 million in cash. The acquisition was accounted for under the purchase method. The allocation of the purchase price was as follows:

Purchase price	$4,673
Less amount recorded for put option liability	1,273
Subtotal	$3,400

Allocated as follows:
Trademarks	$921
Minority interest	587
Goodwill	1,892

Total	$3,400

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2007	2006
Raw materials and component parts	$41,108	$27,179
Finished goods	64,914	42,358
	$106,022	$69,537

(5)	Equipment and Leasehold Improvements

	December 31,
	2007	2006
Equipment	$15,499	$14,253
Leasehold improvements	1,963	1,496
	17,462	15,749
Less accumulated depreciation and amortization	10,200	8,943
	$7,262	$6,806

Depreciation expense was $2.5 million, $1.9 million and $2.3 million for 2007, 2006 and 2005, respectively.

(6)	Trademarks, Licenses and Other Intangible Assets

	Gross	Accumulated	Net Book
2007	Amount	Amortization	Value
Trademarks (indefinite lives)	$7,497	$—	$7,497
Trademarks (finite lives)	54,688	115	54,573
Licenses (finite lives)	41,784	5,971	35,813
Other intangible assets (finite lives)	13,018	9,324	3,694
Subtotal	109,490	15,410	94,080
Total	$116,987	$15,410	$101,577

	Gross	Accumulated	Net Book
2006	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,246	$—	$6,246
Trademarks (finite lives)	103	103	—
Licenses (finite lives)	54,890	6,067	48,823
Other intangible assets (finite lives)	11,090	7,822	3,268
Subtotal	66,083	13,992	52,091
Total	$72,329	$13,992	$58,337

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

During 2007, 2006, and 2005, there were no charges for the impairment of trademarks with indefinite useful lives. Amortization expense was $5.3 million, $3.4 million and $2.1 million for 2007, 2006 and 2005 respectively. Amortization expense is expected to approximate $5.0 million in 2008, 2009 and 2010, and $3.5 million in 2011 and 2012. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 17 years, 10 years and 3 years, respectively, and 13 years in the aggregate.

(7)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling $45 million, bearing interest at the three month EURIBOR plus 0.60% (the three month EURIBOR was 4.68% at December 31, 2007). Outstanding amounts totaled $6.2 million and $0.13 million at December 31, 2007 and 2006, respectively.

The Company has borrowings available under a $12 million unsecured revolving line of credit due on demand and bearing interest at the three month LIBOR plus 1.75% (the three month LIBOR was 5.03% as of December 31, 2007). Outstanding amounts totaled $1.0 million and $5.9 at December 31, 2007 and 2006.

(8)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
16 million euro variable rate facility at three month EURIBOR plus 0.60%, payable in 20 equal quarterly installments	$7,066	$10,536
18 million euro fixed rate facility at 4.1%, payable in 20 quarterly installments	21,622	—
22 million euro variable rate facility at three month EURIBOR plus 0.40%, payable in 20 equal quarterly installments	30,767	—
Other	278	233
	59,733	10,769
Less current maturities	16,215	4,214
Total	$43,518	$6,555

In connection with the 16 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a variable rate based on the 12 month EURIBOR with a floor of 3.25% and a ceiling of 3.85%. In connection with the 22 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of 4.42%. These derivative instruments are recorded at fair value and changes in fair value are reflected in the consolidated statements of income.

Some of the Company’s long-term debt facilities require the maintenance of certain financial covenants. At December 31, 2007 exchange rates, maturities of long-term debt subsequent to December 31, 2007 are $16.2 million in 2008, $14.1 million in 2009, $11.9 million in 2010, $12.2 million in 2011 and $5.3 million in 2012.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

(9)	Commitments

(a)	Leases

The Company leases its office and warehouse facilities under operating leases which are subject to escalation clauses and expire at various dates through 2014. Rental expense amounted to $9.1 million, $7.1 million and $7.2 million in 2007, 2006 and 2005, respectively. Minimum future annual rental payments are as follows:

2008	$6,712
2009	6,814
2010	6,621
2011	5,061
2012	1,717
Thereafter	1,313
$28,238

(b)	License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2018. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2008	$143,142
2009	150,541
2010	159,202
2011	155,148
2012	162,594
Thereafter	763,299
$1,533,926

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2007, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $35.6 million, $31.4 million and $27.1 million, in 2007, 2006 and 2005, respectively.

(10)	Shareholders’ Equity

(a)	Issuance of Common Stock by Consolidated Subsidiary

During 2007, 2006 and 2005, 121,746, 169,479 and 120,283 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2007 and 2006, the Company’s percentage ownership of IPSA was approximately 72%.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold is reflected as a gain or loss in the consolidated statements of income. However, recent purchases of IPSA shares discussed in Note (3) (a), may limit the amount of future gains resulting from further issuances of IPSA shares.

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

Share-based payment expenses, expenses not required to be expensed prior to the adoption of SFAS 123(R), decreased income before income taxes by $1.1 million in 2007 and $0.9 million in 2006, decreased net income by $0.54 million in 2007 and $0.44 million in 2006, and reduced basic and diluted earnings per share by $0.03 in 2007 and $0.02 in 2006. The adoption of SFAS 123(R) had no impact on cash flow.

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 is as follows:

December 31,
2005
Reported net income	$15,263
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(980)
Pro forma net income	$14,283
Income per share, as reported:
Basic	$0.76
Diluted	0.75
Pro forma net income per share:
Basic	0.71
Diluted	0.70

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Historically, options granted under the plans vested immediately and were exercisable for a period of five years. Beginning in 2006, options granted under the plans typically have a six-year term and vest over a five-year period. There were options outstanding for 229,800 that were not vested as of December 31, 2007. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table summarizes stock option activity and related information as of December 31, 2007 and does not include information relating to options of Inter Parfums, S.A. granted by Inter Parfums, S.A., our majority owned subsidiary:

	Year ended December 31,
	2007		2006		2005
	Options	Weighted Average exercise price	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Shares under option - beginning of year	867,600	$16.53	985,550	$14.03	1,842,675	$7.51
Options granted	96,300	19.13	181,200	19.58	202,900	15.05
Options exercised	(152,100)	8.01	(227,600)	7.83	(1,048,850)	2.77
Options cancelled	(7,400)	18.91	(71,550)	17.51	(11,175)	14.59
Shares under options - end of year	804,400	18.43	867,600	16.53	985,550	14.03

At December 31, 2007, options for 785,529 shares were available for future grant under the plans.

As of December 31, 2007, the aggregate intrinsic value of options outstanding is $1.0 million and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.4 million which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was 0.9 million euro. Options under Inter Parfums, S.A. plans vest over a four year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2007	2006	2005
Cash proceeds from stock options exercised	$1,331	$1,004	$507
Tax benefits	$915	$—	$—
Intrinsic value of stock options exercised	$1,368	$3,028	$12,595

No tax benefit was realized or recognized in 2006 and 2005 from stock options exercised as valuation reserves were allocated to those potential benefits.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

The weighted average fair values of the options granted by Inter Parfums, Inc. during 2007, 2006 and 2005 were $6.55, $6.36 and $5.00 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.9% in 2007 and 2006 and 1.0% in 2005; volatility of 39% in 2007, 30% in 2006 and 40% in 2005; risk-free interest rates at the date of grant, 3.5% in 2007, 4.7% in 2006 and 3.5% in 2005; and an expected life of the option of four and one half years in 2007, five years in 2006 and four years in 2005. The Company uses the simplified method in developing its estimate of the expected term of the option. Expected volatility is estimated using historical volatility of the Company’s common stock.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by Inter Parfums, S.A., our majority owned subsidiary whose stock is publicly traded in France. No options were granted by Inter Parfums, S.A. during 2007. The weighted average fair values of the options granted by Inter Parfums, S.A. during 2006 and 2005 were 10.37 euro and 6.08 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94% in 2006 and 1% in 2005; volatility of 25% in 2006 and 22% in 2005; risk-free interest rates at the date of grant of 4.6% in 2006 and 4.5% in 2005; and an expected life of the option of four years in 2006 and 2005.

The following table summarizes stock option information as of December 31, 2007:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$7.22 – $7.85	10,500	0.07 Years	10,500
$14.95	160,300	2.30 Years	160,300
$15.20 – $15.39	169,700	1.95 Years	169,700
$16.52	2,000	3.47 Years	500
$17.24	2,000	2.95 Years	2,000
$18.87 – $18.97	93,800	5.81 Years	9,000
$19.65-$19.85	174,500	4.97 Years	33,000
$22.77	2,000	1.01 Years	2,000
$23.05 – $23.06	167,600	1.00 Years	167,600
$25.24	20,000	1.12 Years	20,000
$27.01	2,000	5.41 Years	—
Totals	804,400	2.87 Years	574,600

As of December 31, 2007 the weighted average exercise price of options exercisable was $18.03 and the weighted average remaining contractual life of options exercisable is 1.97 years. The aggregate intrinsic value of options exercisable at December 31, 2007 is $1.0 million.

In 2007, 2006 and 2005, both the Chief Executive Officer and the President exercised an aggregate of 100,000, 100,000 and 938,000 outstanding stock options, respectively, of the Company’s common stock. The aggregate exercise prices of $0.8 million in 2007, $0.8 million in 2006 and $2.4 million in 2005 were paid by them tendering to the Company in 2007, 2006 and 2005 an aggregate of 48,286, 37,278 and 166,069 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2007, 2006 and 2005 an additional 6,465, 7,840 and 10,388 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

(c)	Treasury Stock

In February 2008, the board of directors of the Company authorized a stock repurchase program whereby the Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In February 2008, 129,524 shares of the Company’s common stock was repurchased at an average price of $16.95 per common share.

(d)	Dividends

The Company declared dividends of $0.20, $0.16, and $0.16 per share per annum in 2007, 2006, and 2005, respectively. The quarterly dividend of $1.0 million declared in December 2007 was paid in January 2008.

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

	Year ended December 31,
	2007	2006	2005
Net sales:
United States	$58,807	$50,980	$34,284
Europe	332,420	271,650	241,681
Eliminations of intercompany sales	(1,667)	(1,576)	(2,432)
	$389,560	$321,054	$273,533
Net income:
United States	$2,066	$415	$(123)
Europe	21,681	17,270	15,398
Eliminations	70	57	(12)
	$23,817	$17,742	$15,263
Depreciation and amortization expense:
United States	$1,076	$763	$448
Europe	6,955	4,584	4,065
	$8,031	$5,347	$4,513
Interest and dividend income:
United States	$227	$596	$526
Europe	2,939	1,707	668
	$3,166	$2,303	$1,194
Interest expense:
United States	$366	$259	$19
Europe	3,301	1,538	951
	$3,667	$1,797	$970
Income tax expense (benefit):
United States	$1,105	$(148)	$(398)
Europe	15,517	13,304	11,544
Eliminations	53	45	(13)
	$16,675	$13,201	$11,133

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

	December 31,
	2007	2006	2005
Total assets:
United States	$52,571	$61,435	$53,072
Europe	403,351	281,378	196,931
Eliminations of investment in subsidiary	(9,870)	(9,768)	(9,093)
	$446,052	$333,045	$240,910
Additions to long-lived assets:
United States	$1,042	$1,337	$1,985
Europe	44,125	30,862	2,596
	$45,167	$32,199	$4,581
Total long-lived assets:
United States	$7,342	$7,376	$6,801
Europe	108,212	62,750	33,646
	$115,554	$70,126	$40,447
Deferred tax assets:
United States	$591	$726	$840
Europe	3,709	1,768	2,171
	$4,300	$2,494	$3,011

United States export sales were approximately $9.5 million, $7.2 million and $6.4 million in 2007, 2006 and 2005, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2007	2006	2005
North America	$115,400	$107,400	$81,800
Europe	173,200	128,300	116,800
Central and South America	28,200	24,500	21,800
Middle East	26,100	21,900	19,800
Asia	43,900	37,700	32,200
Other	2,800	1,300	1,100
	$389,600	$321,100	273,500

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$113,000	$104,000	$80,000
United Kingdom	$28,000	$28,000	$26,000
France	$30,000	$21,000	$17,000

(12)	Income Taxes

The components of income before income taxes and minority interest consist of the following:

	Year ended December 31,
	2007	2006	2005
U.S. operations	$3,170	$267	$(521)
Foreign operations	44,106	36,868	32,245

	$47,276	$37,135	$31,724

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$343	$(321)	$(19)
State and local	190	60	46
Foreign	16,799	12,619	12,516
	17,332	12,358	12,543
Deferred:
Federal	437	(81)	(451)
State and local	135	195	26
Foreign	(1,229)	729	(985)
	(657)	843	(1,410)
Total income tax expense	$16,675	$13,201	$11,133

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
State net operating loss carryforwards	$832	$1,044
Federal net operating loss carryforwards	1,490	2,269
Foreign net operating loss carryforwards	2,351	1,274
Alternative minimum tax credit carryforwards	75	75
Inventory and accounts receivable	657	249
Profit sharing	277	216
Effect of inventory profit elimination	1,308	78
Other	770	859
Total gross deferred tax assets	7,760	6,064
Valuation allowance	(3,460)	(3,570)
Net deferred tax assets	4,300	2,494
Deferred tax liabilities (long-term):
Property, plant, and equipment	(225)	(477)
Trademarks and licenses	(4,147)	(985)
Other	(292)	(649)
Total deferred tax liabilities	(4,664)	(2,111)
Net deferred tax assets (liabilities)	$(364)	$383

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands except share and per share data)

At December 31, 2007 federal net operating loss carryforwards expire at various dates through 2026 and foreign net operating loss carryforwards do not expire. At December 31, 2007 the Company’s state net operating loss carryforwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $11.5 million and for New Jersey tax purposes of approximately $13.5 million expire at various dates through 2012. Through December 31, 2006, valuation allowances aggregating $2.7 million had been provided including $1.1 million in 2006 and $1.2 million in 2005, as future tax benefits from option compensation deductions might prevent the net operating loss carryforwards from being fully utilized. In 2007, $0.4 million of such valuation allowance was realized. The amount realized in 2007 and any future realization of the valuation allowance is credited to additional paid-in capital. In addition, a valuation allowance of $0.2 million and $0.8 million has been provided in 2007 and 2006, respectively against certain foreign net operating loss carryforwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards recognized.

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $119 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2007 since the Company has no present intention to repatriate these earnings.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2007	2006	2005
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.5	0.5	0.2
Effect of foreign taxes in excess of U.S. statutory rates	1.2	2.2	1.8
Other	(0.4)	(1.1)	(0.9)
Effective rates	35.3%	35.6%	35.1%

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	Beginning of	costs and	accounts –		Deductions –		Balance at
Description	Period	expenses	describe		describe		end of period
Year ended December 31, 2007:
Allowances for sales returns and doubtful accounts	$2,244	589	208	(b)	684	(a)	2,357
Year ended December 31, 2006:
Allowances for sales returns and doubtful accounts	$2,257	129	188	(b)	330	(a)	2,244
Year ended December 31, 2005:
Allowances for sales returns and doubtful accounts	$3,230	585	(345)	(b)	1,213	(a)	2,257

(a)	Write off of bad debts and sales returns.
(b)	Foreign currency translation adjustment.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 3, 2008
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 7, 2008
Russell Greenberg	and Director

	Director	March __, 2008
Philippe Benacin

/s/ Philippe Santi	Director	March 4, 2008
Philippe Santi

/s/ Francois Heilbronn	Director	February 28, 2008
Francois Heilbronn

/s/ Joseph A. Caccamo	Director	March 7, 2008
Joseph A. Caccamo

/s/ Jean Levy	Director	March 1, 2008
Jean Levy

	Director	March __, 2008
Robert Bensoussan-Torres

/s/ Jean Cailliau	Director	February 27, 2008
Jean Cailliau

	Director	March __, 2008
Serge Rosinoer

/s/ Patrick Choël	Director	February 28, 2008
Patrick Choël