Form 10-Q
period 2008-03-21
INTER PARFUMS INC
filed 2008-05-07
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York 10176

(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640

(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 6, 2008 there were 20,415,117 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2007 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,581	$90,034
Accounts receivable, net	140,086	118,140
Inventories	117,902	106,022
Receivables, other	4,697	5,928
Other current assets	6,528	5,253
Income tax receivable	166	168
Deferred tax assets	4,109	4,300

Total current assets	328,069	329,845

Equipment and leasehold improvements, net	7,845	7,262

Trademarks, licenses and other intangible assets, net	122,118	101,577

Goodwill	7,200	6,715

Other assets	689	653

	$465,921	$446,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable – banks	$11,974	$7,217
Current portion of long-term debt	17,529	16,215
Accounts payable - trade	77,711	88,297
Accrued expenses	36,015	35,507
Income taxes payable	6,396	3,023
Dividends payable	1,027	1,026

Total current liabilities	150,652	151,285

Long-term debt, less current portion	42,294	43,518

Deferred tax liability	9,936	4,664

Minority interest	52,405	53,925

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 20,415,117 and 20,532,141 shares at March 31, 2008 and December 31, 2007, respectively	20	21
Additional paid-in capital	40,268	40,033
Retained earnings	155,776	147,995
Accumulated other comprehensive income	43,120	30,955
Treasury stock, at cost, 6,332,161 and 6,202,637 common shares at March 31, 2008 and December 31, 2007, respectively	(28,550)	(26,344)

	210,634	192,660

	$465,921	$446,052

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007

Net sales	$123,163	$85,120

Cost of sales	49,075	33,187

Gross margin	74,088	51,933

Selling, general and administrative	54,943	40,141

Income from operations	19,145	11,792

Other expenses (income):
Interest expense	1,071	582
Loss on foreign currency	367	114
Interest income	(613)	(799)
Gain on subsidiary’s issuance of stock	—	(157)

	825	(260)

Income before income taxes and minority interest	18,320	12,052

Income taxes	7,184	4,177

Income before minority interest	11,136	7,875

Minority interest in net income of consolidated subsidiary	2,428	2,082

Net income	$8,708	$5,793

Net income per share:
Basic	$0.43	$0.28
Diluted	$0.42	$0.28

Weighted average number of shares outstanding:
Basic	20,481	20,436
Diluted	20,539	20,620

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,708	$5,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,460	2,012
Provision for doubtful accounts	24	31
Noncash stock compensation	310	203
Minority interest in net income of consolidated subsidiary	2,428	2,082
Deferred tax expense (benefit)	222	(1,892)
(Gain) on subsidiary’s issuance of stock	—	(157)
Changes in:
Accounts receivable	(13,121)	12,453
Inventories	(5,372)	(10,508)
Other assets	412	158
Accounts payable and accrued expenses	(17,966)	(5,716)
Income taxes payable, net	3,011	3,294

Net cash provided by (used in) operating activities	(18,884)	7,753

Cash flows from investing activities:
Purchases of short-term investments	—	(300)
Purchases of equipment and leasehold improvements	(938)	(603)
Payment for intangible assets acquired	(237)	(23,795)
Payment for acquisition of minority interests	(16,799)	—
Proceeds from sale of stock of subsidiary	127	1,100

Net cash used in investing activities	(17,847)	(23,598)

Cash flows from financing activities:
Proceeds from loans payable - bank	4,083	2,094
Proceeds from issuance of long-term debt	—	23,591
Repayment of long-term debt	(4,108)	(1,893)
Proceeds from exercise of options	111	20
Dividends paid	(1,027)	(813)
Purchase of treasury stock	(2,206)	—

Net cash provided by (used in) financing activities	(3,147)	22,999

Effect of exchange rate changes on cash	4,425	770

Net increase (decrease) in cash and cash equivalents	(35,453)	7,924

Cash and cash equivalents - beginning of period	90,034	58,247

Cash and cash equivalents - end of period	$54,581	$66,171

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,097	$605
Income taxes	3,924	2,850

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2007. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Certain prior year amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current year presentation.

2.	New Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements and upon implementation, the Company will be required to classify its minority interests in equity in accordance with SFAS 160.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the year-end beginning January 1, 2008. The adoption by the Company of SFAS 159 had no impact on its consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	New Accounting Pronouncements (continued):

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). While the statement does not expand the use of fair value in any new circumstances it defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the year-end beginning January 1, 2008. The adoption by the Company of SFAS 157 had no impact on its consolidated financial statements other than additional disclosure.

3.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives, and directors. The plans, all of which have been approved by shareholder vote except for an amendment made to one of the plans which is subject to shareholder approval of which such approval is reasonably assured, provide for the granting of both nonqualified and incentive options. Options granted under the plans vest over a period of four to five years and are exercisable for a period of up to six years. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

Employee stock-based compensation reduced income before income taxes and net income by $0.31 million and $0.17 million and by $0.28 million and $0.14 million for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes stock option information as of March 31, 2008:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	804,400	$18.43
Granted	110,000	16.96
Exercised	(12,500)	8.87
Forfeited or expired	(2,500)	20.92

Outstanding at March 31, 2008	899,400	$18.37

Options exercisable at March 31, 2008	563,235	$18.24
Options available for future grants	678,029

As of March 31, 2008, the weighted average remaining contractual life of options outstanding is 3.04 years (1.69 years for options exercisable), the aggregate intrinsic value of options outstanding is $3.6 million ($2.4 million for options exercisable) and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.9 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was €0.7 million. Options under Inter Parfums, S.A. plans vest over a four year period and no options were granted by Inter Parfums, S.A. during the three months ended March 31, 2008 and 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Share-Based Payments (continued):

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2008 and March 31, 2007 were as follows:

(In thousands)	March 31, 2008	March 31, 2007

Cash proceeds from stock options exercised	$111	$20
Tax benefits	—	—
Intrinsic value of stock options exercised	88	29

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2008 and 2007 were $5.53 and $5.18 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.2% in 2008 and 1.0% in 2007; volatility of 39% in 2008 and 26% in 2007; risk-free interest rates at the date of grant, 2.7% in 2008 and 5.0% in 2007; and an expected life of the option of 4.5 years in 2008 and 4.0 years in 2007. The Company uses the simplified method in developing its estimate of the expected term of the option and expected volatility is estimated using historical volatility.

4.	Comprehensive Income:

(In thousands)	Three months ended March 31,
	2008	2007
Comprehensive income:
Net income	$8,708	$5,793
Other comprehensive income, net of tax:
Foreign currency translation adjustment	12,305	1,484
Change in fair value of derivatives	(140)	(5)

Comprehensive income	$20,873	$7,272

5.	Treasury Stock:

In February 2008, the board of directors of the Company authorized a stock repurchase program whereby the Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In February 2008, the Company repurchased 129,524 shares of its common stock at an average price of $16.95 per common share.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Segment and Geographic Areas:

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

(In thousands)	Three months ended March 31,
	2008	2007
Net Sales:
United States	$12,535	$9,554
Europe	110,628	75,767
Eliminations of intercompany sales	—	(201)

	$123,163	$85,120

Net Income (Loss):
United States	$(446)	$(687)
Europe	9,129	6,417
Eliminations	25	63

	$8,708	$5,793

7.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended March 31,
	2008	2007
Numerator:
Net income	8,708	5,793
Effect of dilutive securities of consolidated subsidiary	(77)	—

	$8,631	$5,793

Denominator:
Weighted average shares	20,481	20,436
Effect of dilutive securities:
Stock options and warrants	58	184

	20,539	20,620

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Earnings Per Share (continued):

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 517,000 and 366,000 shares of common stock for the three month periods ended March 31, 2008 and 2007, respectively, as well as outstanding warrants to purchase 100,000 shares of common stock for both periods presented.

8.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2008	December 31, 2007

Raw materials and component parts	$43,207	$41,109
Finished goods	74,695	64,913

	$117,902	$106,022

9.	Acquisition of Minority Interests:

In January and February 2008, we acquired an additional 3.3% interest in Inter Parfums S.A., our majority owned French subsidiary, from its minority shareholders for approximately $16.8 million in cash. The allocation of the purchase price was as follows:

Trademarks	$14,146
Minority interest	7,523
Deferred tax liability	(4,870)
Total	$16,799

The acquisition was accounted for under the purchase method and brings our ownership interest in Inter Parfums S.A. to approximately 75%.

10.	Entry Into Definitive Agreement:

In April, 2008, we expanded our current relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

11.	Fair Value Measurement:

The Company has certain instruments that are measured at fair value on a recurring basis and believes that these instruments fall within Level 2 of the fair value hierarchy. As of March 31, 2008, the Company held foreign currency forward exchange contracts which had a net fair value of $1.9 million based on quotations from financial institutions and interest rate swaps with a fair value liability of $0.2 million based on the discounted net present value of the swaps using third party quotes obtained from financial institutions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2007 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 75% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 25% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 3% of consolidated net sales.

We produce and distribute our prestige products primarily under license agreements with brand owners and European based prestige product sales represented approximately 90% and 89% of net sales for the three months ended March 31, 2008 and 2007, respectively. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 63% and 60% of net sales for the three months ended March 31, 2008 and 2007, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 10% of net sales for the three month period ended March 31, 2008. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers and Jordache trademarks.

Prior to 2007, seasonality was not a major influence to our sales. However, with the establishment in 2007 of our four majority-owned European distribution subsidiaries and our growing specialty retail product lines, sales have been, and are expected to continue to be more concentrated in the second half of the year.

INTER PARFUMS, INC. AND SUBSIDIARIES

We grow our business in two distinct ways. We grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. We also grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every year or two, we create a new family of fragrances for each brand in our portfolio.

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

Recent Important Events

Gap and Banana Republic International

In April, 2008, we expanded our current relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

Acquisition of Minority Interests

During the period December 2007 through February 2008, we acquired an additional 4.5% interest in Inter Parfums, S.A., our majority owned French subsidiary, from its minority shareholders for approximately $23.1 million in cash. The allocation of the aggregate purchase price was as follows:

Trademarks	$19,614
Minority interest	10,247
Deferred tax liability	(6,753)
Total	$23,108

The acquisition was accounted for under the purchase method and brings our ownership interest in Inter Parfums, S.A. to approximately 75%.

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

Promotional Allowances

We have various performance-based arrangements with certain retailers. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. The costs that we incur for performance based arrangements, shelf replacement costs and slotting fees are netted against revenues on our consolidated statement of income. Estimated accruals for promotions and advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Net Sales

	Three months ended March 31,
	2008	% Change	2007	% Change	2006
	(in millions)

European based product sales	$110.6	46%	$75.6	20%	$62.9
United States based product sales	12.6	31%	9.5	19%	8.0
Total net sales	$123.2	45%	$85.1	20%	$70.9

Net sales for the three months ended March 31, 2008 increased 45% to $123.2 million, as compared to $85.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 35%.

European based prestige product sales increased 46% to $110.6 million, as compared to $75.6 million in the corresponding period of the prior year. Most of the gain was due to the 53% increase in Burberry fragrance sales (34% in local currency) with the successful launch of Burberry The Beat coupled with good performance by the brand’s existing lines. Despite the challenging economic environment, European based prestige product sales showed strong growth in both mature markets like Europe increasing 33% in local currency and newer markets like Asia, up 56% in local currency.

In January 2007, we began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels Logistics SA, a prestigious and legendary world-renowned jewelry designer. Sales of products under the Van Cleef & Arpels brand aggregated approximately $7.7 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively.

We are in the midst of a very active launch schedule for 2008 which began in the first quarter of 2008 with a new fragrance family for Burberry fragrances. Our license with Quiksilver was recently amended to include men’s fragrance; the debut of the first Quiksilver fragrance is scheduled for September 2008. In addition, we intend to launch new products in 2008 for Lanvin, Roxy, Paul Smith and Van Cleef & Arpels.

With respect to our United States specialty retail and mass-market products, net sales were up 31% for the first quarter of 2008. After launching products for Banana Republic’s North American stores in 2006, in May 2007, over 150 Gap Body stores in the United States and Canada unveiled the more than 70 new bath and body products we created for them. The bath and body line was followed in August 2007 by new Gap eau de toilette products and men’s fragrance and grooming products. All product lines were rolled out to approximately 200 Gap stores in August and approximately 300 Gap stores in October. In addition, we prepared a complete assortment of holiday programs for Gap and Banana Republic North American stores.

The increase in United States based product sales also reflects international distribution of Gap and Banana Republic product. As recently announced, we have expanded our current relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective as of July 1, 2007 and expires December 31, 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

New product introductions are in the works for New York & Company, Inc., whose initial line of 30 plus products was launched during the fourth quarter of 2007. In addition, pursuant to our exclusive agreement with Brooks Brothers, we are well under way in our plans to design, manufacture and supply personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as Brooks Brothers stores and specialty retail and department stores outside the United States, including duty free and other travel-related retailers. We anticipate having new products available for Brooks Brothers US stores in time for the 2008 holiday season and internationally in 2009.

Unlike our growing specialty retail fragrance products, sales of mass market fragrance products have been in a decline for several years. We believe that rising oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. We have no plans to discontinue sales to this market which aggregated approximately $4.9 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively, and contributes significantly to our United States based operations. We have and will however, continue to consolidate our product offerings.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margins	Three months ended March 31,
(in millions)	2008	2007

Net sales	$123.2	$85.1
Cost of sales	49.1	33.2

Gross margin	$74.1	$51.9

Gross margin as a % of net sales	60%	61%

Gross profit margin was 60% in 2008 and 61% in 2007. Sales of product from our European based prestige fragrance operations, consistently generate higher gross profit margins than sales of our United States based specialty retail and mass-market products. Gross margins during the quarter were relatively consistent with that of the prior year among all of our product lines. The small decline in 2008 is the effect the decline of the US dollar against the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.6 million and $1.4 million for the three month period ended March 31, 2008 and 2007, respectively, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general & administrative
(in millions)	Three months ended March 31,
	2008	2007

Selling, general & administrative	$54.9	$40.1

Selling, general & administrative as a % of net sales	45%	47%

Selling, general and administrative expense increased 37% for the three month period ended March 31, 2008, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative expense was 45% and 47% for the three month period ended March 31, 2008 and 2007, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $16.6 million (13.5% of net sales) and $12.5 million (14.7% of net sales) for the three month period ended March 31, 2008 and 2007, respectively. Although our 2008 first quarter sales include a significant contribution from the launch of Burberry, The Beat, the advertising expenditure requirements pursuant to our license with Burberry does not require such spending to be incurred until our distributors sell such product to retailers. As a result, the second quarter of 2008 will bear a significant portion of such required advertising expenditures.

Royalty expense included in selling, general, and administrative expenses aggregated $12.2 million (9.9% of net sales) and $9.6 million (11.3% of net sales), for the three month periods ended March 31, 2007 and 2006, respectively.

Income from operations increased 62% to $19.1 million for the three month period ended March 31, 2008, as compared to $11.8 million for the corresponding period of the prior year. Operating margins were 15.4% of net sales in the current period as compared to 13.9% for the corresponding period of the prior year.

Interest expense aggregated $1.1 million for the three month period ended March 31, 2008, as compared to $0.6 million in 2007. We use the credit lines available to us, as needed, to finance our working capital needs. An €18 million and a €22 million five-year credit facility were entered into in January 2007 and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks.

Foreign currency losses aggregated $0.4 million and $0.1 million for the three month period ended March 31, 2008 and 2007, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 39% and 35% for the three month period ended March 31, 2008 and 2007, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. The increase in our effective rate in 2008 resulted primarily from valuation allowances that have been provided in 2008 on deferred tax assets relating to foreign net operating loss carryforwards, as future profitable operations from our four European based distribution subsidiaries is not assured. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income increased 50% to $8.7 million for the three month period ended March 31, 2008, as compared to $5.8 million for the corresponding period of the prior year. Basic earnings per share increased 54% to $0.43 for the three month period ended March 31, 2008, as compared to $0.28 for the corresponding period of the prior year. Diluted earnings per share increased 50% to $0.42 for the three month period ended March 31, 2008, as compared to $0.28 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 20.5 million for the three months ended March 31, 2008, as compared to 20.4 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 20.5 million for the three months ended March 31, 2008, as compared to 20.6 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At March 31, 2008, working capital aggregated $177 million and we had a working capital ratio of 2.2 to 1. Cash and cash equivalents aggregated $55 million.

Cash provided by (used in) operating activities aggregated ($18.9) million and $7.8 million for the three month periods ended March 31, 2008 and 2007, respectively. As of December 31, 2007, we had a significant buildup of inventory to support the first quarter launch of Burberry, The Beat. According to the statement of cash flows as of March 31, 2008, accounts payable and accrued expenses decreased $18 million or 15% as our vendor obligations became due. In terms of cash flows, for the three month period ended March 31, 2008, inventories grew 5% and account receivable is up 11%, which is reasonable compared to sales levels achieved and in anticipation of inventory requirements to support the current 2008 launch schedule.

Cash flows used in investing activities in 2008, reflects the purchase of an additional 3.3% interest in Inter Parfums, S.A., our majority owned French subsidiary, from its minority shareholders for approximately $16.8 million in cash. The acquisition brings our ownership interest in Inter Parfums, S.A. to approximately 75%.

Cash flows used in investing activities in 2008 also reflects payments of approximately $0.9 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2008 are expected to be in the range of $2.5 million to $3.5 million, considering our 2008 launch schedule.

In December 2007, our board of directors authorized the continuation of our cash dividend of $0.20 per share for 2008, aggregating approximately $4.1 million per annum, payable $.05 per share on a quarterly basis. Our first cash dividend for 2008 was paid on April 15, 2008 to shareholders of record on March 31, 2008. Dividends paid aggregated $1.0 million and $0.8 million for the three month period ended March 31, 2008 and 2007, respectively. The cash dividend for 2008 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

In February 2008, our board of directors authorized a stock repurchase program whereby our Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In February 2008, we repurchased 129,524 shares of our common stock at an average price of $16.95 per common share.

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at March 31, 2008, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2008 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2008.

Contractual Obligations

We lease our office and warehouse facilities under operating leases which are subject to escalation clauses and expire at various dates through 2014. Minimum future annual rental payments for the years ended December 31, 2008, 2009, 2010, 2011, 2012 and thereafter are $6.7 million, $6.8 million, $6.6 million, $5.1 million, $1.7 million and $1.3 million, respectively.

Our Company is party to a number of license agreements for the use of trademarks and rights in connection with the manufacture and sale of our products expiring at various dates through 2018. In connection with certain of these license agreements, we are subject to minimal annual advertising commitments, minimum annual royalties and other commitments which for the years ended December 31, 2008, 2009, 2010, 2011, 2012 and thereafter are $143 million, $151 million, $159 million, $155 million, $163 million and $763 million, respectively. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2007, without consideration for potential renewal periods. The figures included above do not reflect the fact that historically our distributors have shared in our advertising obligations.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 2008, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $42.5 million and GB Pounds 3.4 million.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility is €4.0 million. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €19.8 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Part II. Other Information

Items 1, Legal Proceedings, 1A, Risk Factors, 3, Defaults Upon Senior Securities, 4, Submission of Matters to Vote of Security Holders and 5, Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of our common stock that we repurchased during the quarter covered by this report. The average price per common share was $16.95.

Month During 2008 Quarter	Number of Shares Repurchased

January	-0-

February	129,524

March	-0-

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description

10.133
License Agreement by and among The Gap, Inc., Banana Republic LLC, Gap (Apparel) LLC, Gap (ITM), Inc., Banana Republic (Apparel) LLC, and Banana Republic (ITM), Inc. and Inter Parfums, Inc. and Inter Parfums USA, LLC (signed April 2008 but effective as of July 1, 2007) (Certain confidential information in this Exhibit 10.133 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2008.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer