Form 10-Q
period 2008-06-30
INTER PARFUMS INC
filed 2008-08-11
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York     10176
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

At August 6, 2008 there were 30,631,076 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,694	$90,034
Short-term investments	5,517	--
Accounts receivable, net of allowance for doubtful accounts of $1,371 and $2,357 at June 30, 2008 and December 31, 2007, respectively	120,939	118,140
Inventories	152,704	106,022
Receivables, other	4,478	5,928
Other current assets	6,295	5,253
Income tax receivable	186	168
Deferred tax assets	3,937	4,300

Total current assets	337,750	329,845

Equipment and leasehold improvements, net	7,938	7,262

Trademarks, licenses and other intangible assets, net	121,464	101,577

Goodwill	7,179	6,715

Other assets	1,146	653
	$475,477	$446,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable – banks	$11,678	$7,217
Current portion of long-term debt	17,533	16,215
Accounts payable – trade	94,352	88,297
Accrued expenses	37,705	35,507
Income taxes payable	216	3,023
Dividends payable	1,017	1,026
Total current liabilities	162,501	151,285
Long-term debt, less current portion	37,725	43,518
Deferred tax liability	10,171	4,664
Minority interest	51,829	53,925

Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,631,076 and 30,798,212 shares at June 30, 2008 and December 31, 2007, respectively	31	31
Additional paid-in capital	40,649	40,023
Retained earnings	158,608	147,995
Accumulated other comprehensive income	42,513	30,955
Treasury stock, at cost, 9,498,242 and 9,303,956 common shares at June 30, 2008 and December 31, 2007, respectively	(28,550)	(26,344)
	213,251	192,660
	$475,477	$446,052

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$99,078	$82,764	$222,241	$167,885

Cost of sales	43,104	34,615	92,179	67,803

Gross margin	55,974	48,149	130,062	100,082

Selling, general and administrative	49,142	41,366	104,085	81,508

Income from operations	6,832	6,783	25,977	18,574

Other expenses (income):
Interest expense	376	632	1,447	1,215
(Gain) loss on foreign currency	(181)	10	186	123
Interest income	(551)	(790)	(1,165)	(1,589)
Gain on subsidiary’s issuance of stock	–	(369)	–	(526)

	(356)	(517)	468	(777)

Income before income taxes and minority interest	7,188	7,300	25,509	19,351

Income taxes	2,698	2,272	9,882	6,448

Income before minority interest	4,490	5,028	15,627	12,903

Minority interest in net income of consolidated subsidiary	718	1,279	3,147	3,361

Net income	$3,772	$3,749	$12,480	$9,542

Net income per share:
Basic	$0.12	$0.12	$0.41	$0.31
Diluted	$0.12	$0.12	$0.40	$0.31

Weighted average number of shares outstanding:
Basic	30,627	30,656	30,674	30,655
Diluted	30,914	31,087	30,861	31,009

Dividends declared per share	$0.033	$0.033	$0.066	$0.066

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,480	$9,542
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,111	4,117
(Benefit) provision for doubtful accounts	(69)	289
Noncash stock compensation	591	408
Minority interest in net income of consolidated subsidiary	3,147	3,361
Deferred tax expense (benefit)	294	(2,686)
(Gain) on subsidiary’s issuance of stock	–	(526)
Changes in:
Accounts receivable	4,826	8,948
Inventories	(39,518)	(29,926)
Other assets	430	(1,131)
Accounts payable and accrued expenses	(395)	4,531
Income taxes payable	(2,967)	1,309
Net cash (used in) operating activities	(16,070)	(1,764)

Cash flows from investing activities:
Purchases of short-term investments	(5,337)	(300)
Proceeds from sales of short-term investments	–	10,600
Purchases of equipment and leasehold improvements	(1,860)	(1,319)
Payment for intangible assets acquired	(701)	(24,891)
Payment for acquisition of minority interests	(18,493)	(4,673)
Proceeds from sale of stock of subsidiary	1,776	2,234
Net cash used in investing activities	(24,615)	(18,349)

Cash flows from financing activities:
Proceeds from loans payable - bank, net	3,937	4,837
Proceeds from issuance of long-term debt	–	23,909
Repayment of long-term debt	(8,423)	(4,235)
Proceeds from exercise of options	212	20
Dividends paid	(2,054)	(1,835)
Dividends paid to minority interest	(1,735)	(1,594)
Purchase of treasury stock	(2,206)	–
Net cash provided by (used in) financing activities	(10,269)	21,102
Effect of exchange rate changes on cash	4,614	1,433
Net increase (decrease) in cash and cash equivalents	(46,340)	2,422
Cash and cash equivalents - beginning of period	90,034	58,247
Cash and cash equivalents - end of period	$43,694	$60,669

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,915	$1,163
Income taxes	9,478	6,678

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

The consolidated financial statements include the accounts of the Company, including majority-owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In June 2008, IPSA formed a new wholly-owned subsidiary, Inter Parfums (Suisse) SA, to hold and manage certain of its brand names. All material intercompany balances and transactions have been eliminated.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Shareholders’ Equity:

In May 2008, the board of directors of the Company authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on May 30, 2008 to shareholders of record as of May 15, 2008. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated for all periods to reflect the retroactive effect of the stock split.

In February 2008, the board of directors of the Company had authorized a stock repurchase program and in February 2008, the Company repurchased 194,286 shares of its common stock at an average price of $11.35 per common share. In June 2008, the board of directors of the Company terminated the remainder of the February 2008 authorization and authorized a new stock repurchase program whereby the Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market.

4.	Share-Based Payments:

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

Employee stock-based compensation reduced income before income taxes by $0.28 million and $0.59 million for the three and six month periods ended June 30, 2008, respectively, as compared to $0.28 million and $0.56 million for the corresponding periods of the prior year. Employee stock-based compensation reduced net income by $0.16 million and $0.33 million for the three and six month periods ended June 30, 2008, respectively, as compared to $0.14 million and $0.28 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2008:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	1,206,600	$12.29
Granted	165,000	11.30
Exercised	(27,150)	7.80
Forfeited or expired	(14,400)	12.91

Outstanding at June 30, 2008	1,330,050	$12.25

Options exercisable at June 30, 2008	830,708	$12.16
Options available for future grants	1,027,694

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Share-Based Payments (continued):

As of June 30, 2008, the weighted average remaining contractual life of options outstanding is 2.8 years (1.44 years for options exercisable), the aggregate intrinsic value of options outstanding is $3.8 million ($2.5 million for options exercisable) and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.8 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was €0.7 million. Options under Inter Parfums, S.A. plans vest over a four year period and no options were granted by Inter Parfums, S.A. during the six month periods ended June 30, 2008 and June 30, 2007.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2008 and June 30, 2007 were as follows:

(In thousands)	June 30, 2008	June 30, 2007

Cash proceeds from stock options exercised	$212	$20
Tax benefits	–	–
Intrinsic value of stock options exercised	136	29

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2008 and 2007 were $5.53 and $5.18 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.2% in 2008 and 1.0% in 2007; volatility of 39% in 2008 and 26% in 2007; risk-free interest rates at the date of grant, 2.7% in 2008 and 5.0% in 2007; and an expected life of the option of 4.5 years in 2008 and 4.0 years in 2007. The Company uses the simplified method in developing its estimate of the expected term of the option and expected volatility is estimated using historical volatility.

5.	Comprehensive Income:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$3,772	$3,749	$12,480	$9,542
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(607)	1,715	11,698	3,199
Change in fair value of derivatives	–	14	(140)	9

Comprehensive income	$3,165	$5,478	$24,038	$12,750

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Segment and Geographic Areas:

We manufacture and distribute one product line, fragrances and fragrance related products and we manage our business in two segments, European based operations and United States based operations. The European assets are primarily located, and operations are primarily conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of specialty retail and mass market fragrances. Information on the Company’s operations by geographical areas is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Sales:
United States	$15,218	$12,334	$27,753	$21,889
Europe	84,876	70,653	195,504	146,420
Eliminations of intercompany sales	(1,016)	(223)	(1,016)	(424)

	$99,078	$82,764	$222,241	$167,885

Net Income (Loss):
United States	$669	$(223)	$223	$(910)
Europe	3,143	3,984	12,272	10,401
Eliminations	(40)	(12)	(15)	51

	$3,772	$3,749	$12,480	$9,542

			June 30,	December 31,
			2008	2007
Total Assets:
United States			$51,899	$52,571
Europe			433,698	403,351
Eliminations of investment in subsidiary			(10,120)	(9,870)

			$475,477	$446,052

7.	Earnings Per Share:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Earnings Per Share (continued):

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,772	$3,749	$12,480	$9,542
Effect of dilutive stock options of consolidated subsidiary	(10)	–	(87)	–

	$3,762	$3,749	$12,393	$9,542

Denominator:
Weighted average shares	30,627	30,656	30,674	30,655
Effect of dilutive stock options and warrants	287	431	187	354

	30,914	31,087	30,861	31,009

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 33,000 and 404,000 shares of common stock for the three and six month periods ended June 30, 2008, respectively, and 252,000 and 400,500 shares of common stock for the three and six month periods ended June 30, 2007, respectively, as well as outstanding warrants to purchase 150,000 shares of common stock for all periods presented.

8.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2008	December 31, 2007

Raw materials and component parts	$59,328	$41,109
Finished goods	93,376	64,913

	$152,704	$106,022

9.	Short-term Investments:

Short-term investments consist of certificates of deposit with maturities of greater than three months.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Acquisition of Minority Interests:

In January, February and May 2008, we acquired an additional 3.6% interest in Inter Parfums S.A., our majority owned French subsidiary, from its minority shareholders for approximately $18.5 million in cash. The allocation of the purchase price was as follows:

Trademarks	$15,458
Minority interest	8,356
Deferred tax liability	(5,321)
Total	$18,493

The acquisition was accounted for under the purchase method and brings our ownership interest in Inter Parfums S.A. to approximately 75%.

11.	Entry Into Definitive Agreements:

[1] In April 2008, we expanded our current relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

[2] In July 2008, we entered into an exclusive six year worldwide agreement with bebe stores, inc. under which we will design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

[3]  In July 2008, our license to create, produce and distribute perfumes and cosmetics under the Paul Smith brand, originally signed in December 1998, was extended for an additional seven years through December 31, 2017 on comparable terms and conditions.

12.	Fair Value Measurement:

The Company has certain instruments that are measured at fair value on a recurring basis and believes that these instruments fall within Level 2 of the fair value hierarchy. As of June 30, 2008, the Company held foreign currency forward exchange contracts which had a net fair value of $1.0 million based on quotations from financial institutions and interest rate swaps with a fair value liability of $0.5 million based on the discounted net present value of the swaps using third party quotes obtained from financial institutions.

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

We produce and distribute our prestige products primarily under license agreements with brand owners and European based prestige product sales represented approximately 88% of net sales for the six months ended June 30, 2008. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 60% and 58% of net sales for the six months ended June 30, 2008 and 2007, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 12% of net sales for the six month period ended June 30, 2008. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers and Jordache trademarks.

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

Our business is not capital intensive, and it is important to note that we do not own any manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished goods for us and ship them back to our distribution center.

Recent Important Events

bebe stores, inc.

In July 2008, we entered into an exclusive six year worldwide agreement with bebe stores, inc. under which we will design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

Gap and Banana Republic International

In April 2008, we expanded our current relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

Acquisition of Minority Interests

During the period December 2007 through May 2008, we acquired an additional 4.8% interest in Inter Parfums, S.A., our majority owned French subsidiary, from its minority shareholders for approximately $24.8 million in cash. The allocation of the aggregate purchase price was as follows:

Trademarks	$20,927
Minority interest	11,080
Deferred tax liability	(7,204)
Total	$24,803

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2008 as Compared to the Three and Six Months Ended June 30, 2007

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2008	% Change	2007	2008	% Change	2007

European based product sales	$83.9	19%	$70.5	$194.4	33%	$146.0

United States based product sales	15.2	23%	12.3	27.8	27%	21.9

Total net sales	$99.1	20%	$82.8	$222.2	32%	$167.9

Net sales for the three months ended June 30, 2008 increased 20% to $99.1 million, as compared to $82.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 12% for the period. Net sales for the six months ended June 30, 2008 increased 32% to $222.2 million, as compared to $167.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 24% for the period. The weakness of the US dollar relative to the euro gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 19% for the three months ended June 30, 2008 and 33% for the six months ended June 30, 2008, as compared to the corresponding periods of the prior year. Burberry fragrances continued to drive sales growth with an increase of 19% and 37% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding periods of the prior year. Such growth is the result of the successful launch of Burberry The Beat coupled with good performance by the brand’s existing lines. Despite the challenging economic environment, European based prestige product sales showed strong growth in both mature markets like Western Europe increasing 21% in local currency and newer markets like Asia, up 30% in local currency for the six months ended June 30, 2008, as compared to the corresponding period of the prior year.

In January 2007, we began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels Logistics SA. Sales of products under the Van Cleef & Arpels brand also contributed to growth in European based product sales and aggregated $6.0 million and $13.8 million for the three and six months ended June 30, 2008, respectively, as compared to $3.3 million and $6.1 million for the corresponding periods of the prior year.

We are in the midst of a very active launch schedule for 2008 which began in the first quarter with a new fragrance family for Burberry fragrances. In addition to several limited edition flankers that were launched during the first six months of 2008, beginning in September, we plan to launch new families of fragrances under the Lanvin, Van Cleef & Arpels, and ST Dupont brand names. Our license with Quiksilver, which launched a suncare collection in the spring of 2008, was amended to include men’s fragrances; the debut of the first Quiksilver fragrance is scheduled for an early 2009 debut.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to our United States specialty retail and mass-market products, net sales were up 23% for the three months ended June 30, 2008 and 27% for the six months ended June 30, 2008, as compared to the corresponding periods of the prior year. After launching products for Banana Republic’s North American stores in 2006, in May 2007, over 150 Gap Body stores in the United States and Canada unveiled more than 70 new bath and body products we created for them. The bath and body line was followed in August 2007 by new Gap eau de toilette products and men’s fragrance and grooming products. All product lines were rolled out to approximately 200 Gap stores in August and approximately 300 Gap stores in October. In addition, we prepared a complete assortment of holiday programs for Gap and Banana Republic North American stores.

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

New product introductions are in the works for New York & Company, and pursuant to our exclusive agreement with Brooks Brothers, we are well under way in our plans to design, manufacture and supply personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as Brooks Brothers stores and specialty retail and department stores outside the United States, including duty free and other travel-related retailers. We anticipate having new products available for Brooks Brothers US stores in time for the 2008 holiday season and internationally in 2009.

Sales of mass market fragrance products have been in a decline for several years. We believe that rising oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. Sales to this market aggregated approximately $5.0 million and $9.8 million for the three and six months ended June 30, 2008, respectively, as compared to $6.5 million and $11.6 million for the corresponding periods of the prior year. We have no plans to discontinue sales to this market, because such sales continue to contribute to the absorption of the overhead of our United States based operations. However, we have and will continue to consolidate our product offerings.

In July 2008, we entered into an exclusive six year worldwide agreement with bebe stores, inc. under which we will design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Net sales	$99.1	$82.8	$222.2	$167.9
Cost of sales	43.1	34.7	92.2	67.8

Gross margin	$56.0	$48.1	$130.0	$100.1

Gross margin as a percent of net sales	57%	58%	59%	60%

Gross profit margin was 57% and 59% for the three and six month periods ended June 30, 2008, respectively, as compared to 58% and 60% for the corresponding periods of the prior year. Sales of product from our European based prestige fragrance operations, consistently generate higher gross profit margins than sales of our United States based specialty retail and mass-market products. Gross margins were relatively consistent with that of the prior year among all of our product lines. The small decline in 2008 is the effect the decline of the US dollar against the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euros.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.6 million and $3.2 million for the three and six month periods ended June 30, 2008, respectively, as compared to $1.4 million and $2.8 million for the corresponding periods of the prior year, are included in selling, general and administrative expense in the consolidated statements of income. As such, our company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general & administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007

Selling, general & administrative expenses	$49.1	$41.4	$104.1	$81.5

Selling, general & administrative expenses as a percent of net sales	50%	50%	47%	49%

Selling, general and administrative expenses increased 19% and 28% for the three and six-month periods ended June 30, 2008, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 50% and 47% of sales for the three and six-month periods ended June 30, 2008, respectively, as compared to 50% and 49% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $18.5 million and $35.1 million for the three and six-month periods ended June 30, 2008, respectively, as compared to $13.2 million and $25.7 million for the corresponding periods of the prior year. Although our 2008 first quarter sales include a significant contribution from the launch of Burberry, The Beat, the advertising expenditure requirements pursuant to our license with Burberry does not require such spending to be incurred until our distributors sell such product to retailers. As a result, promotion and advertising represented 18.7% of sales for the three month period ended June 30, 2008 as compared to 13.5% of net sales for the three month period ended March 31, 2008. Royalty expense, included in selling, general, and administrative expenses, aggregated $7.9 million and $20.1 million for the three and six-month periods ended June 30, 2008, respectively, as compared to $7.9 million and $17.5 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income from operations was $6.8 million for both the three-month period ended June 30, 2008 and 2007. Income from operations increased 39% to $26.0 million for the six month period ended June 30, 2008, as compared to $18.6 million for the corresponding period of the prior year. Operating margins were 6.9% and 11.7% of net sales for the three and six month periods ended June 30, 2008, respectively, as compared to 8.2% and 11.1% for the corresponding periods of the prior year.

Interest expense aggregated $0.4 million and $1.4 million for the three and six-month periods ended June 30, 2008, respectively, as compared to $0.6 million and $1.2 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. An €18 million and a €22 million five-year credit facility were entered into in January 2007 and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks.

Foreign currency gains (losses) aggregated $0.2 million and ($0.2) million for the three and six-month periods ended June 30, 2008, respectively, as compared to ($0.0) million and ($0.1) million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 38% and 39% for the three and six-month periods ended June 30, 2008, respectively, as compared to 31% and 33% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. The increase in our effective rate in 2008 resulted primarily from valuation allowances that have been provided in 2008 on deferred tax assets relating to foreign net operating loss carryforwards, as future profitable operations from our four European based distribution subsidiaries is not assured. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income was $3.8 million for the three-month period ended June 30, 2008, as compared to $3.7 million for the corresponding period of the prior year. Net income increased 31% to $12.5 million for the six-month period ended June 30, 2008, as compared to $9.5 million for the corresponding period of the prior year.

Diluted earnings per share were $0.12 for both the three month periods ended June 30, 2008 and 2007 and diluted earnings per share were $0.40 and $0.31 for the six month periods ended June 30, 2008 and 2007, respectively. Weighted average shares outstanding aggregated 30.6 million and 30.7 million for the three and six-month periods ended June 30, 2008, respectively, as compared to 30.7 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.9 million for both the three and six-month periods ended June 30, 2008, as compared to 31.1 million and 31.0 million for the three and six-month periods ended June 30, 2007, respectively. In May 2008, our board of directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on May 30, 2008 to shareholders of record as of May 15, 2008. All share and per share amounts have been restated for all periods to reflect the retroactive effect of the stock split.

INTER PARFUMS, INC. AND SUBSIDIARIES

In February 2008, the board of directors of the Company had authorized a stock repurchase program and in February 2008, the Company repurchased 194,286 shares of its common stock at an average price of $11.35 per common share. In June 2008, the board of directors of the Company terminated the remainder of the February 2008 authorization and authorized a new stock repurchase program whereby the Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market.

Liquidity and Capital Resources

Our financial position remains strong. At June 30, 2008, working capital aggregated $175 million and we had a working capital ratio in excess of 2.0 to 1. Cash and cash equivalents and short-term investments aggregated $49 million.

Cash used in operating activities aggregated $16.1 million and $1.8 million for the six month periods ended June 30, 2008 and 2007, respectively. In terms of cash flows, for the six month period ended June 30, 2008, inventories grew 37%. As previously mentioned, 2008 is one of the most aggressive years for our company in terms of new product launches. Although Burberry, The Beat initially launched during the first quarter of 2008, additional geographic expansion is still underway. In addition, we are preparing for the third quarter 2008 new fragrance family launches for Lanvin, Van Cleef & Arpels, ST Dupont and Nickel.

Cash flows used in investing activities in 2008, reflects the purchase of an additional 3.6% interest in Inter Parfums, S.A., our majority owned French subsidiary, from its minority shareholders for approximately $18.5 million in cash. The acquisition brings our ownership interest in Inter Parfums, S.A. to approximately 75%.

Cash flows used in investing activities in 2008 also reflects payments of approximately $1.9 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2008 are expected to be in the range of $2.5 million to $3.5 million, considering our 2008 launch schedule.

In December 2007, our board of directors authorized the continuation of our cash dividend of $0.132 per share for 2008, aggregating approximately $4.1 million per annum, payable $.033 per share on a quarterly basis. Our next cash dividend for 2008 will be paid on October 15, 2008 to shareholders of record on September 30, 2008. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $3.8 million and $3.4 million for the six-month periods ended June 30, 2008 and 2007, respectively. The cash dividend for 2008 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

In February 2008, our board of directors authorized a stock repurchase program whereby our Company is authorized to repurchase a maximum of 750,000 shares of its common stock in the open market. In February 2008, we repurchased 194,286 shares of our common stock at an average price of $11.35 per common share.

Our short-term financing requirements are expected to be met by available cash and short-term investments on hand at June 30, 2008, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2008 consist of a $12.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended June 30, 2008.

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

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At June 30, 2008, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $39.0 million and GB Pounds 1.8 million.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility is €3.2 million. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €18.7 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Part II. Other Information

Items 1. Legal Proceedings, 1A. Risk Factors, 3. Defaults Upon Senior Securities and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the period consisting of the date of the filing, May 6, 2008, of our quarterly report on Form 10-Q for the quarter ended March 31, 2008, through the date of this report, we issued the following unregistered equity securities.

One employee exercised stock options and purchased 2,100 shares of our common stock in transactions exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Such employee agreed to purchase our common stock for investment and not for resale to the public.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on July 24, 2008 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Nominee	Votes For	Votes Withheld

Jean Madar	25,541,196	3,638,735
Philippe Benacin	24,774,642	4,405,289
Russell Greenberg	23,684,014	5,495,917
Francois Heilbronn	27,002,718	2,177,213
Joseph A. Caccamo	24,476,888	4,703,043
Jean Levy	28,298,941	880,990
Robert Bensoussan-Torres	22,427,243	6,752,688
Jean Cailliau	28,844,305	335,626
Philippe Santi	24,773,892	4,406,039
Serge Rosinoer	23,418,639	5,761,292
Patrick Choël	28,298,641	881,292

(c) Regarding the proposal to approve the adoption of an amendment to the Company’s 2004 Stock Option Plan, the results of the voting were as set forth below. A plurality of the votes having been cast in favor of the proposal, such proposal has been approved.

votes for the resolution	24,242,868
votes against the resolution	1,980,822
votes abstained	18,971

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description

3.6	Organizational Documents of Inter Parfums (Suisse) SA (French original)

3.6.1	Organizational Documents of Inter Parfums (Suisse) SA (English translation)

10.134
Licence Agreement among Paul Smith Limited, Inter Parfums, S.A. and Inter Parfums, Inc. dated July 3, 2008, but signed on July 17, 2008 (Certain confidential information in this Exhibit 10.134 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.)

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2008.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer