Form 10-Q
period 2008-09-30
INTER PARFUMS INC
filed 2008-11-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At November 7, 2008 there were 30,637,076 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I.	Financial Information

Item 1:	FINANCIAL STATEMENTS

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,981	$90,034
Accounts receivable, net of allowance for doubtful accounts of $1,769 and $2,357 at September 30, 2008 and December 31, 2007, respectively	140,893	118,140
Inventories	134,287	106,022
Receivables, other	3,470	5,928
Other current assets	4,677	5,253
Income tax receivable	1,619	168
Deferred tax assets	4,182	4,300
Total current assets	321,109	329,845
Equipment and leasehold improvements, net	7,042	7,262
Trademarks, licenses and other intangible assets, net	109,275	101,577
Goodwill	6,529	6,715
Other assets	687	653
	$444,642	$446,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable – banks	$27,061	$7,217
Current portion of long-term debt	14,815	16,215
Accounts payable – trade	66,190	88,297
Accrued expenses	44,533	35,507
Income taxes payable	259	3,023
Dividends payable	1,011	1,026
Total current liabilities	153,869	151,285
Long-term debt, less current portion	31,312	43,518
Deferred tax liability	8,831	4,664
Minority interest	48,850	53,925
Shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,637,076 and 30,798,212 shares at September 30, 2008 and December 31, 2007, respectively	31	31
Additional paid-in capital	41,052	40,023
Retained earnings	163,867	147,995
Accumulated other comprehensive income	25,380	30,955
Treasury stock, at cost, 9,498,242 and 9,303,956 common shares at September 30, 2008 and December 31, 2007, respectively	(28,550)	(26,344)
	201,780	192,660
	$444,642	$446,052

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$123,531	$102,320	$345,772	$270,205

Cost of sales	56,206	42,254	148,385	110,057

Gross margin	67,325	60,066	197,387	160,148

Selling, general and administrative	56,039	47,682	160,124	129,189

Income from operations	11,286	12,384	37,263	30,959

Other expenses (income):
Interest expense	1,418	945	2,865	2,160
(Gain) loss on foreign currency	77	(20)	262	104
Interest income	(446)	(184)	(1,611)	(1,773)
Gain on subsidiary’s issuance of stock	—	(113)	—	(639)

	1,049	628	1,516	(148)

Income before income taxes and minority interest	10,237	11,756	35,747	31,107

Income taxes	2,358	3,967	12,241	10,415

Income before minority interest	7,879	7,789	23,506	20,692

Minority interest in net income of consolidated subsidiary	1,691	2,129	4,838	5,490

Net income	$6,188	$5,660	$18,668	$15,202

Net income per share:
Basic	$0.20	$0.18	$0.61	$0.50
Diluted	$0.20	$0.18	$0.60	$0.49

Weighted average number of shares outstanding:
Basic	30,632	30,656	30,660	30,655
Diluted	30,886	31,018	30,869	31,012

Dividends declared per share	$0.033	$0.033	$0.099	$0.099

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,668	$15,202
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,666	6,076
Provision for doubtful accounts	323	461
Noncash stock compensation	868	840
Minority interest in net income of consolidated subsidiary	4,838	5,490
Deferred tax benefit	(709)	(3,796)
Gain on subsidiary’s issuance of stock	—	(639)
Changes in:
Accounts receivable	(27,707)	(3,881)
Inventories	(32,239)	(26,920)
Other assets	2,601	(1,422)
Accounts payable and accrued expenses	(10,966)	(2,634)
Income taxes payable	(4,452)	2,553

Net cash used in operating activities	(41,109)	(8,670)

Cash flows from investing activities:
Purchases of short-term investments	(5,312)	(300)
Proceeds from sales of short-term investments	5,312	13,100
Purchases of equipment and leasehold improvements	(2,301)	(1,835)
Payment for intangible assets acquired	(1,015)	(57,127)
Payment for acquisition of minority interests	(18,405)	(4,673)
Proceeds from sale of stock of subsidiary	2,094	2,588

Net cash used in investing activities	(19,627)	(48,247)

Cash flows from financing activities:
Proceeds from loans payable – bank, net	20,572	5,709
Proceeds from issuance of long-term debt	—	53,808
Repayment of long-term debt	(12,637)	(6,510)
Proceeds from exercise of options including tax benefits	479	20
Dividends paid	(3,058)	(2,857)
Dividends paid to minority interest	(1,735)	(1,594)
Purchase of treasury stock	(2,206)	—

Net cash provided by financing activities	1,415	48,576

Effect of exchange rate changes on cash	1,268	3,928

Net decrease in cash and cash equivalents	(58,053)	(4,413)

Cash and cash equivalents - beginning of period	90,034	58,247

Cash and cash equivalents - end of period	$31,981	$53,834

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,866	$2,334
Income taxes	12,346	10,248

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

At September 30, 2008, minority shareholders in majority-owned distribution subsidiaries have binding obligations to make good on losses in excess of their investments in the joint ventures. Accordingly, in accordance with Accounting Research Bulletin (ARB) 51, losses in the amount of $0.2 million and $0.9 million for the three and nine month periods ending September 30, 2008, respectively, have been allocated to the minority shareholders’ in the joint ventures.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements and upon implementation, the Company will be required to classify its minority interests as equity in accordance with SFAS 160.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements. However, if additional minority interests are acquired after adoption of SFAS 141R, such transactions will be accounted for as equity transactions and not subject to purchase accounting.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Shareholders’ Equity:

In May 2008, the board of directors of the Company authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on May 30, 2008 to shareholders of record as of May 15, 2008. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts for dates and periods prior to the split have been restated to reflect the retroactive effect of the stock split.

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

Employee stock-based compensation reduced income before income taxes by $0.28 million and $0.87 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $0.28 million and $0.84 million for the corresponding periods of the prior year. Employee stock-based compensation reduced net income by $0.15 million and $0.48 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $0.14 million and $0.42 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2008:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	1,206,600	$12.29
Granted	165,000	11.30
Exercised	(33,150)	8.22
Forfeited or expired	(18,375)	12.71

Outstanding at September 30, 2008	1,320,075	$12.26

Options exercisable at September 30, 2008	824,648	$12.17
Options available for future grants	1,031,669

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Share-Based Payments (continued):

As of September 30, 2008, the weighted average remaining contractual life of options outstanding is 2.55 years (1.19 years for options exercisable), the aggregate intrinsic value of options outstanding is $2.3 million ($1.7 million for options exercisable) and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.7 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, Inter Parfums S.A., was €0.5 million. Options under Inter Parfums, S.A. plans vest over a four year period and no options were granted by Inter Parfums, S.A. during the nine month periods ended September 30, 2008 and September 30, 2007.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2008 and September 30, 2007 were as follows:

(In thousands)	September 30, 2008	September 30, 2007

Cash proceeds from stock options exercised	$272	$20
Tax benefits	207	—
Intrinsic value of stock options exercised	136	29

No tax benefit was realized or recognized in 2007 from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2008 and 2007 were $5.53 and $5.18 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 1.2% in 2008 and 1.0% in 2007; volatility of 39% in 2008 and 26% in 2007; risk-free interest rates at the date of grant, 2.7% in 2008 and 5.0% in 2007; and an expected life of the option of 4.5 years in 2008 and 4.0 years in 2007. The Company uses the simplified method in developing its estimate of the expected term of the option and expected volatility is estimated using historical volatility.

5.	Comprehensive Income (Loss):

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Net income	$6,188	$5,660	$18,668	$15,202
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(17,134)	6,863	(5,436)	10,062
Change in fair value of derivatives	—	(9)	(140)	—

Comprehensive income (loss)	$(10,946)	$12,514	$13,092	$25,264

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Segment and Geographic Areas:

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Sales:
United States	$14,714	$14,170	$42,467	$36,059
Europe	109,479	89,352	304,983	235,772
Eliminations of Intercompany sales	(662)	(1,202)	(1,678)	(1,626)

	$123,531	$102,320	$345,772	$270,205

Net Income (Loss):
United States	$189	$466	$412	$(444)
Europe	5,980	5,237	18,252	15,638
Eliminations	19	(43)	4	8

	$6,188	$5,660	$18,668	$15,202

	September 30,	December 31,
	2008	2007
Total Assets:
United States	$64,090	$52,571
Europe	391,340	403,351
Eliminations of Investment in Subsidiary	(10,788)	(9,870)

	$444,642	$446,052

7.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. All share and per share amounts for dates and periods prior to the split have been restated to reflect the retroactive effect of the stock split. The following table sets forth the computation of basic and diluted earnings per share:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Earnings Per Share (continued):

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,188	$5,660	$18,668	$15,202
Effect of dilutive stock options of consolidated subsidiary	(35)	—	(122)	—

	$6,153	$5,660	$18,546	$15,202

Denominator:
Weighted average shares	30,632	30,656	30,660	30,655
Effect of dilutive stock options and warrants	254	362	209	357

	30,886	31,018	30,869	31,012

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 283,000 and 364,000 shares of common stock for the three and nine month periods ended September 30, 2008, respectively, and 535,500 and 445,500 shares of common stock for the three and nine month periods ended September 30, 2007, respectively, as well as outstanding warrants to purchase 150,000 shares of common stock for all periods presented.

8.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2008	December 31, 2007

Raw materials and component parts	$47,850	$41,109
Finished goods	86,437	64,913

	$134,287	$106,022

9.	Short-term Investments:

From time to time the Company has short-term investments which consist of certificates of deposit with maturities of greater than three months.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Acquisition of Minority Interests:

In January, February and May 2008, we acquired an additional 3.6% interest in Inter Parfums S.A., our majority owned French subsidiary, from its minority shareholders for approximately $18.4 million (€12.1 million) in cash. The allocation of the purchase price was as follows:

Trademarks	$15,385
Minority interest	8,316
Deferred tax liability	(5,296)
Total	$18,405

The acquisition was accounted for under the purchase method and brings our ownership interest in Inter Parfums S.A. to approximately 75%.

11.	Entry Into Definitive Agreements:

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

The Company has certain instruments that are measured at fair value on a recurring basis and believes that these instruments fall within Level 2 of the fair value hierarchy. As of September 30, 2008, the Company held foreign currency forward exchange contracts which had a net fair value liability of $2.5 million based on quotations from financial institutions and interest rate swaps with a fair value of $0.04 million based on the discounted net present value of the swaps using third party quotes obtained from financial institutions.

13.	Income Taxes:

As of September 30, 2008, Nickel S.A., a wholly-owned subsidiary of Inter Parfums, S.A., was merged into Inter Parfums, S.A. As a result of the merger the Company recognized the utilization of certain foreign operating loss carryforwards for which valuation allowances had previously been recorded. As a result, the tax provision has been reduced by a benefit of approximately $0.7 million.

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

We produce and distribute our prestige products primarily under license agreements with brand owners. European based prestige product sales represented approximately 88% of net sales for the nine months ended September 30, 2008. We have built a portfolio of brands, which include Burberry, Lanvin, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy, Van Cleef & Arpels and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 56% of net sales for both nine month periods ended September 30, 2008 and 2007.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 12% of net sales for the nine month period ended September 30, 2008. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

Prior to 2007, seasonality was not a major influence to our sales. However, with the establishment in 2007 of our four majority-owned European distribution subsidiaries and our growing specialty retail product lines, sales have been and are expected to continue to be more concentrated in the second half of the year.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels as well as the continued availability of favorable credit sources and capital market conditions in general. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the reports that we file from time to time with the Securities and Exchange Commission.

Recent Significant Agreements

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

The judgments used by management in applying critical accounting policies could be affected by a further and prolonged general deterioration in the economic environment, which could negatively influence future financial results and availability of continued financing. Specifically, subsequent evaluations of our accounts receivables, inventories, and deferred tax assets in light of the factors then prevailing, could result in significant changes in our allowance and reserve accounts in future periods which in turn could generate significant additional charges. Similarly, the valuation of certain intangible assets could be negatively impacted by prolonged and severely depressed market conditions thus leading to the recognition of impairment losses. The following is a brief discussion of the more critical accounting policies that we employ.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 as Compared to the Three and Nine Months Ended September 30, 2007

Net sales	Three months ended September 30,			Nine months ended September 30,
(In millions)	2008	% Change	2007	2008	% Change	2007

European based product sales	$108.8	23%	$88.1	$303.3	30%	$234.1

United States based product sales	14.7	4%	14.2	42.5	18%	36.1

Total net sales	$123.5	21%	$102.3	$345.8	28%	$270.2

INTER PARFUMS, INC. AND SUBSIDIARIES

Net sales for the three months ended September 30, 2008 increased 21% to $123.5 million, as compared to $102.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 16% for the period. Net sales for the nine months ended September 30, 2008 increased 28% to $345.8 million, as compared to $270.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 22% for the period. The weakness of the US dollar relative to the euro during the periods ended September 2008 gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 23% for the three months ended September 30, 2008 and 30% for the nine months ended September 30, 2008, as compared to the corresponding periods of the prior year. Burberry fragrances continued to drive sales growth with an increase of 13% and 28% (3% and 14% in local currency) for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods of the prior year. Such growth is the result of the successful launch of Burberry The Beat. In addition, two major product launches, Van Cleef & Arpels Feerie and Jeanne Lanvin, contributed to top line growth during the three month period ended September 30, 2008.

We began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels in January 2007. Sales of products under the Van Cleef & Arpels brand aggregated $11.3 million and $25.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $4.0 million and $10.1 million for the corresponding periods of the prior year.

Despite the challenging economic environment, European based prestige product sales, which declined slightly in North America, showed strong growth in Eastern Europe (up 44%), Middle East (up 36%), South America (up 32%) and Asia (up 20%) in local currency for the nine months ended September 30, 2008, as compared to the corresponding period of the prior year.

We have undertaken a very active launch schedule for 2008 which began in the first quarter with a new fragrance family for Burberry fragrances. In addition to several limited edition flankers that were launched during the first six months of 2008, in September, we launched new families of fragrances under the Lanvin, Van Cleef & Arpels, and ST Dupont brand names. In the spring of 2008 we launched a suncare collection under our license with Quiksilver, which was amended to include men’s fragrances; the debut of the first Quiksilver fragrance is scheduled for early 2009.

With respect to our United States specialty retail and mass-market products, net sales were up 4% for the three months ended September 30, 2008 and 18% for the nine months ended September 30, 2008, as compared to the corresponding periods of the prior year. After launching products for Banana Republic’s North American stores in 2006, in May 2007, over 150 Gap Body stores in the United States and Canada unveiled more than 70 new bath and body products we created for them. The bath and body line was followed in August 2007 by new Gap eau de toilette products and men’s fragrance and grooming products. All product lines were rolled out to approximately 200 Gap stores in August 2007 and approximately 300 additional Gap stores in October 2007.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

New product introductions are in the works for New York & Company, and pursuant to our exclusive agreement with Brooks Brothers, we are well underway in our plans to design, manufacture and supply personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as Brooks Brothers stores and specialty retail and department stores outside the United States, including duty free and other travel-related retailers. In November 2008, we shipped new products to Brooks Brothers US stores and international distribution is scheduled for 2009.

Sales of mass market fragrance products have been in a decline for several years. We believe that increased oil and gas prices are a significant cause for declining sales in the dollar store markets, as dollar store customers have less disposable cash. Sales to this market aggregated approximately $5.5 million and $15.4 million for the three and nine months ended September 30, 2008, respectively, as compared to $5.7 million and $17.3 million for the corresponding periods of the prior year. We have no plans to discontinue sales to this market, because such sales continue to contribute to the absorption of the overhead of our United States based operations.

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

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Net sales	$123.5	$102.3	$345.8	$270.2
Cost of sales	56.2	42.2	148.4	110.1

Gross margin	$67.3	$60.1	$197.4	$160.1

Gross margin as a percent of net sales	55%	59%	57%	59%

Gross profit margin was 55% and 57% for the three and nine month periods ended September 30, 2008, respectively, as compared to 59% for both corresponding periods of the prior year. The decline is primarily the effect the decline of the US dollar against the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euros. In addition, in support of our aggressive 2008 new product launch schedule, third quarter 2008 European based product sales include a greater percentage of gift sets which provide greater value to our customers. Gift sets generate a lower gross margin than regular product.

INTER PARFUMS, INC. AND SUBSIDIARIES

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.7 million and $4.9 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $1.8 million and $4.6 million for the corresponding periods of the prior year, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general & administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Selling, general & administrative expenses	$56.0	$47.7	$160.1	$129.2

Selling, general & administrative expenses as a percent of net sales	45%	47%	46%	48%

Selling, general and administrative expenses increased 18% and 24% for the three and nine month periods ended September 30, 2008, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 45% and 46% of sales for the three and nine month periods ended September 30, 2008, respectively, as compared to 47% and 48% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $19.7 million and $54.8 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $15.9 million and $41.6 million for the corresponding periods of the prior year. Royalty expense, included in selling, general, and administrative expenses, aggregated $9.8 million and $29.9 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $9.1 million and $26.6 million for the corresponding periods of the prior year.

Income from operations was $11.3 million for the three month period ended September 30, 2008 as compared to $12.4 million for the corresponding period of the prior year. Income from operations increased 20% to $37.3 million for the nine month period ended September 30, 2008, as compared to $31.0 million for the corresponding period of the prior year. Operating margins were 9.1% and 10.8% of net sales for the three and nine month periods ended September 30, 2008, respectively, as compared to 12.1% and 11.5% for the corresponding periods of the prior year.

Interest expense aggregated $1.4 million and $2.9 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $0.9 million and $2.2 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. An €18 million and a €22 million five-year credit facility were entered into in January 2007 and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency gains (losses) aggregated ($0.1) million and ($0.3) million for the three and nine month periods ended September 30, 2008, respectively, as compared to $0.0 million and ($0.1) million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 23% and 34% for the three and nine month periods ended September 30, 2008, respectively, as compared to 34% and 33% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. As of September 30, 2008, Nickel S.A., a wholly-owned subsidiary of Inter Parfums, S.A. was merged into Inter Parfums, S.A. As a result of the merger the Company recognized the utilization of certain foreign operating loss carryforwards for which valuation allowances had previously been recorded. As a result, the tax provision has been reduced by a benefit of approximately $0.7 million.

During the first six months of 2008 the increase in our effective rate as compared to the first six months of 2007, resulted from valuation allowances that were provided in 2008 on deferred tax assets relating to foreign operating loss carryforwards, as future profitable operations from our four European based distribution subsidiaries is not assured.

In June 2008, Inter Parfums, S.A. formed a new wholly-owned subsidiary, Inter Parfums (Suisse) S.A. to hold and manage certain of its brand names. We anticipate that we will see some future tax savings as a result of this operation. No other significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income increased 8% to $6.2 million for the three month period ended September 30, 2008, as compared to $5.7 million for the corresponding period of the prior year. Net income increased 23% to $18.7 million for the nine month period ended September 30, 2008, as compared to $15.2 million for the corresponding period of the prior year.

Diluted earnings per share were $0.20 and $0.18 for the three month periods ended September 30, 2008 and 2007 and diluted earnings per share were $0.60 and $0.49 for the nine month periods ended September 30, 2008 and 2007, respectively. On a diluted basis, average shares outstanding were 30.9 million for both the three and nine month periods ended September 30, 2008, as compared to 31.0 million for both the three and nine month periods ended September 30, 2007, respectively. In May 2008, our board of directors authorized a three-for-two stock split effected in the form of a 50% stock dividend distributed on May 30, 2008 to shareholders of record as of May 15, 2008. All share and per share amounts have been restated for all periods to reflect the retroactive effect of the stock split.

Liquidity and Capital Resources

Our financial position remains strong. At September 30, 2008, working capital aggregated $167 million and we had a working capital ratio in excess of 2.0 to 1. Cash and cash equivalents aggregated $32 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash used in operating activities aggregated $41.1 million and $8.7 million for the nine month periods ended September 30, 2008 and 2007, respectively. In terms of cash flows, for the nine month period ended September 30, 2008, inventories grew 30% while sales for the same period are up approximately 28%. In addition, as previously mentioned, 2008 is one of the most aggressive years for our company in terms of new product launches. Inventories need to be built to support these new product launches.

Cash flows used in investing activities in 2008, reflects the purchase of an additional 3.6% interest in Inter Parfums, S.A., our majority owned French subsidiary, from its minority shareholders for approximately $18.4 million in cash. The acquisition brings our ownership interest in Inter Parfums, S.A. to approximately 75%.

Cash flows used in investing activities in 2008 also reflects payments of approximately $2.3 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2008 are expected to be in the range of $2.5 million to $3.5 million, considering our 2008 launch schedule.

In December 2007, our board of directors authorized the continuation of our cash dividend of $0.132 per share for 2008, aggregating approximately $4.1 million per annum, payable $.033 per share on a quarterly basis. Our next cash dividend for 2008 will be paid on January 15, 2009 to shareholders of record on December 31, 2008. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $4.8 million and $4.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. The cash dividend for 2008 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

In February 2008, our board of directors had authorized a stock repurchase program and in February 2008, we repurchased 194,286 shares of our common stock at an average price of $11.35 per common share. In June 2008, our board of directors terminated the remainder of the February 2008 authorization and authorized a new stock repurchase program whereby we are authorized to repurchase a maximum of 500,000 shares of our common stock in the open market. As of the date of this report we have not repurchased any shares under this new authorization.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2008, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2008 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended September 30, 2008.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Before entering into a derivative transaction for hedging purposes, we determine that the change in the value of the derivative will effectively offset the change in the fair value of the hedged item from a movement in foreign currency rates. Then, we measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness is recognized in the income statement.

We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote and in any event would not be material. The contracts have varying maturities with none exceeding one year. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 2008, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $44.6 million and GB Pounds 5.5 million.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility is €2.4 million. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €17.6 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, and Item 4. Submission of Matters to a Vote of Security Holders, are omitted as they are either not applicable or have been included in Part I.

Item 5. Other Information

As the result of his new business affiliation, Mr. Jean Cailliau, an independent director but not a member of our audit or executive compensation board committees, stepped down from our board of directors in October 2008. We have had discussions with a potential replacement for Mr. Cailliau, and we believe such person will be added to our board of directors towards the end of the second quarter of 2009, after such person satisfies his existing contractual obligations.

Item 6. Exhibits

The following documents are filed herewith:

Exhibit No.	Description

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32	Certification required by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2008.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer