Form 10-K
period 2008-12-31
INTER PARFUMS INC
filed 2009-03-11
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $111,495,452 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 6, 2009: 30,168,939.

Documents Incorporated By Reference: None.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and if incorporated by reference into a registration statement under the Securities Act of 1933, as amended, within the meaning of Section 27A of such act. When used in this report, the words “anticipate,” “believe,” “estimate,” “will,” “should,” “could,” “may,” “intend,” “expect,” “plan,” “predict,” “potential,” or “continue” or similar expressions identify certain forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: potential reduction in sales of our fragrance and fragrance related products due to reduced consumer confidence as the result of a prolonged economic downturn or recession in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; dependence upon Burberry for a significant portion of our sales; continuation and renewal of existing license agreements, sales and marketing efforts of specialty market retailers, such as The Gap, Inc.; protection of our intellectual property rights; effectiveness of our sales and marketing efforts and product acceptance by consumers; dependence upon third party manufacturers and distributors; dependence upon management; competition; currency fluctuation and international tariff and trade barriers; governmental regulation; and possible liability for improper comparative advertising or “Trade Dress”.

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

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Inter Parfums, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Inter Parfums S.A. is also the majority owner of four (4) distribution subsidiaries, Inter Parfums Limited, Inter Parfums Gmbh, Inter Parfums srl and Inter España Parfums et Cosmetiques, SL, covering territories in The United Kingdom, Germany, Italy and Spain, respectively. Inter Parfums, S.A. also has a 100% owned subsidiary, Inter Parfums (Suisse) S.A.

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

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, and prestige product sales represented approximately 87% of net sales for 2008.  We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Paul Smith, S.T. Dupont, Quiksilver/Roxy, Christian Lacroix and Nickel whose products are distributed in over 120 countries around the world. During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 56%, 54% and 57% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 13%, 12% and 13% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Our prestige products focus on niche brands with a devoted following.  By concentrating in markets where the brands are best known, we have had many successful launches. We typically launch new fragrance families for our brands every year or two, with some frequent “seasonal” fragrances introduced as well.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 13% of sales for the year ended December 31, 2008. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels as well as the continued availability of favorable credit sources and capital market conditions in general. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the reports that we file from time to time with the Securities and Exchange Commission.

2008 Developments

International Distribution of Gap
 and Banana Republic Personal Care Products

In April 2008 we expanded our relationship with Gap Inc. with the signing of a four-year licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel-related retailers. The agreement is effective as of July 1, 2007 and expires December 31, 2011.

Exclusive Worldwide Agreement with bebe Stores, Inc.

In July 2008 we entered into an exclusive six year worldwide agreement with bebe Stores, Inc. (NASDAQ: BEBE) of Brisbane, CA, under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

Paul Smith License Extended

In July 2008 we extended our license for the Paul Smith brand for an additional seven years through December 31, 2017 on comparable terms and conditions.

Our Prestige Products

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, which represented approximately 87% of net sales for 2008.  We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Paul Smith, S.T. Dupont, Quiksilver/Roxy, Christian Lacroix and Nickel, whose products are distributed in over 120 countries around the world. During the first half of 2007 we began operations of our four newly established majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 56%, 54% and 57% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 13%, 12% and 13% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

The following is a summary of the prestige brand names owned or licensed by us:

Brand Name	Licensed Or Owned	Date Acquired	Term

Burberry	Licensed	July 2004	12.5 years and additional 5-year optional term that requires mutual consent.
Lanvin	Owned	July 2007	N/A. Prior owner has the right to repurchase the brand names and trademarks in 2025 according to a formula.
Van Cleef & Arpels	Licensed	Sept. 2006	Through December 31, 2018, plus a 5-year option if certain sales targets are met
Paul Smith	Licensed	Dec. 1998	Through December 31, 2017
S.T. Dupont	Licensed	July 1997	Through June 30, 2011.
Quiksilver/Roxy	Licensed	March 2006	Through December 31, 2017
Christian Lacroix	Licensed	March 1999	11 years
Nickel	Owned	April 2004	N/A

Prestige Fragrances

BURBERRY — Burberry is our leading prestige fragrance brand and we operate under an exclusive worldwide license with Burberry Limited that was originally entered into in 1993 and replaced by a new agreement in 2004.

We have had significant success in introducing new fragrance families under the Burberry brand name. We have introduced several fragrance families including Burberry, Burberry Week End, Burberry Touch, Burberry Brit, Burberry London and Burberry The Beat. Successful distribution has been achieved in more than a hundred countries around the world by differentiating the positioning and target consumer of each of the families. Our success is evidenced by a 19% five-year compounded annual growth rate in sales of fragrances under the Burberry brand since 2003.

The most recent Burberry fragrance family, Burberry The Beat, is the sixth fragrance family for Burberry fragrances. In March 2008 we commenced the successful world-wide launch of the women’s fragrance, Burberry The Beat, by capitalizing on the commercial and editorial success of Burberry’s high-end fashion collections and continuing to create a strong link to the Burberry fashion brand. Burberry The Beat was a concept that was clearly distinct from other Burberry fragrance lines. We targeted a younger segment with a mix of British tradition and an avant-garde positioning with the purpose of expanding our customer base by targeting an edgier consumer. Further, music was a major source of inspiration for the concept of this new women’s fragrance.

For 2008 Burberry brand sales were strong due to the continued rollout of Burberry The Beat, as well as the growth and staying power of Burberry Brit, which launched in 2003. Our 2009 new product launch schedule includes the men’s version of Burberry The Beat, which has recently previewed exclusively at Bloomingdale’s. In addition, the global rollout of men’s version of Burberry The Beat will follow during the first half of 2009.

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

During 2006, we began the launch of Rumeur, our first new Lanvin fragrance for women, which was followed by a wider geographic rollout over the early months of 2007. In addition to the debut of Lanvin Rumeur, solid sales gains were achieved by Éclat d’Arpège which has been a strong seller since its introduction in 2002.  During the summer of 2008, we previewed a new Lanvin fragrance family, Jeanne Lanvin, in Paris, and launched the global rollouts of Jeanne Lanvin and Rumeur 2 Rose during the Fall of 2008. In addition, we have announced that we will be unveiling during the Summer of 2009 of a new Lanvin fragrance, Lanvin L’Homme Sport, with tennis sensation, Rafael Nadal, the Wimbledon, French Open and 2008 Olympic gold medal winner, as our model and spokesperson.

VAN CLEEF & ARPELS — In September 2006 we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The term of the license expires on December 31, 2018. We believe this agreement with Van Cleef & Arpels, the prestigious and legendary world-renowned jewelry designer, was an important step in our development. We also believe its growth potential will strengthen opportunities for expansion of our fragrance business in the high luxury segment.

In 1976, Van Cleef & Arpels was a pioneer among jewelers with its launch of the fragrance, First, which exemplified the tradition of boldness of the jewelry house.  We have built upon this sales base by promoting the two strongest families, First and Tsar, and then creating an entirely new line, Féerie, which we launched in Fall 2008. We believe this new women’s fragrance is one of the highest retail price cologne in the market, as the 100ml. size fragrance has a suggested retail price of approximately $150. A high end limited edition fragrance for Van Cleef & Arpels is planned for late 2009.

PAUL SMITH — We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. In July 2008 we extended this license for the Paul Smith brand for an additional seven years through December 31, 2017 on comparable terms and conditions.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême and Paul Smith London.  In the fourth quarter of 2006 we launched the men’s fragrance, Paul Smith Story, and in the Fall of 2007, we launched Paul Smith Rose, a new women’s fragrance for Paul Smith. Our 2009 new product launch schedule for European-based operations includes a new Paul Smith fragrance for men.

S.T. DUPONT — In June 1997, we signed an exclusive license agreement with S.T. Dupont which we extended in 2006 until June 30, 2011, for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Fragrances include: S.T. Dupont Paris, S.T. Dupont Essence Pure and L’Eau de S.T. Dupont. In addition, during 2006 we launched the new men’s fragrance, S.T. Dupont Noir, which was received well in Eastern Europe and the Middle East. During 2007 we launched S.T. Dupont Blanc, a new women’s fragrance for S.T. Dupont. Finally, we launched S.T. Dupont Passenger, a new scent for men and women, during the third quarter of 2008.

QUIKSILVER/ROXY — In March 2006 we signed an exclusive worldwide license agreement for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The term of the license expires in December 2017.

We have developed entirely new product categories for each of the two brands, which are important brands for the global youth market and synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Quiksilver Inc.’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its board riding culture and heritage.

In late 2007 we launched Roxy, the first fragrance line for women, and in 2008 we launched Roxy Love, another women's fragrance. Also during 2008, we brought to market the Quiksilver suncare line, Sun Energy. For 2009, we plan to launch the Quiksilver signature fragrance for men.

CHRISTIAN LACROIX — In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company for the worldwide development, manufacture and distribution of perfumes. Our Christian Lacroix fragrances families for both men and women include: Eau Florale, Bazar, Tumulte and C'est la fête.

Prestige Skin Care

NICKEL —  In April 2004 Inter Parfums, S.A. acquired a 67.6% interest in Nickel S.A., and in June 2007, the minority shareholders of Nickel S.A., exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to us for approximately $4.7 million in cash.

Established in 1996, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care products for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in France, the balance of Western Europe and in the United States, as well as through our men’s spas in Paris and New York and our licensed spas in San Francisco and London.

As the result of disappointing sales of the Eau Maximum fragrance line, we discontinued that line which contributed to the downturn in sales for this brand in 2007. In 2008, we focused more on skin care products and launched several new skin care products under the brand name, Silicon Valley, in order to grow Nickel sales. However, sales to date have still not met our expectations. We intend to continue to develop new and innovative skincare products under the Nickel brand in an attempt to grow sales.

Specialty Retail and Mass Market Products

Specialty retail has become an increasingly important part of our overall business, and we are continuing to expand the global distribution of the specialty retail brands with which we have partnered. In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships with specialty retailers. However, we cannot assure you that we will be able to enter into any similar future arrangements, or if we do, that any such arrangement would be on terms favorable to us or would be successful.

  Gap and Banana Republic

In July 2005, we entered into an exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrance, personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In March 2006, the agreement was amended to include fragrance, personal care and home fragrance products for Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

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

In addition, beginning in the third quarter 2007, a higher end collection of fragrances for men and women as well as a men’s fragrance and grooming collection, began being rolled-out to Gap’s North American stores.

In April 2008 we expanded our current relationship with Gap Inc. to include a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers.  The agreement is effective as of July 1, 2007 and expires December 31, 2011.

We entered into this license agreement to capitalize on cross-border brand awareness of Gap’s iconic American style and Banana Republic’s affordable luxury, which we have interpreted into a brand-specific assortment of fragrance, home fragrance, bath and body, and grooming products. In addition, our long-established relationships with distributors in over one hundred countries, and our current infrastructure enabled us to rollout Gap and Banana Republic products to select department stores, perfumeries, travel retailers, military bases and other appropriate retail outlets around the world.

In the spring of 2009, Close, a new Gap fragrance will be launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide, followed by international distribution expected to reach 5,000 doors in the second half of 2009. In August 2009, new fragrances for men and women will be launched at Banana Republic stores in North America with international distribution following shortly thereafter.

Brooks Brothers

In November 2007, we entered into an exclusive agreement with Retail Brand Alliance, Inc. covering the design, manufacture and supply of personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty and department stores outside the United States and duty free and other travel-related retailers.  In addition to new product development, we have assumed responsibility for the production and supply of existing Brooks Brothers fragrance and related personal care products. In the United States, we are responsible for product development, formula creation, packaging design and manufacturing while Brooks Brothers is responsible for marketing, advertising and in-store sales.

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

In November 2008, we shipped Brooks Brothers New York for men and women to Brooks Brothers U.S. stores, and international distribution, including duty free and other travel-related retailers, is scheduled for 2009.

New York & Company

In April 2007 we signed an exclusive agreement with New York & Company, Inc. under which we design and manufacture a personal care products sold at the New York & Company retail locations and on their website. Pursuant to the agreement, we are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

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

bebe

In July 2008 we entered into an exclusive six year worldwide agreement with bebe Stores, Inc., under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We intend to incorporate bebe’s signature look into fragrance and cosmetics for the brand’s strong, hip, sexy, and sophisticated clientele.

The color cosmetics we developed and produced for bebe stores are now in their U.S. stores and, the launch of our signature bebe fragrance will be unveiled at in bebe Stores in the U.S. in August followed by worldwide distribution in the third quarter of 2009.

Mass Market

Our mass market products are comprised of fragrances and fragrance related products. We produce a variety of alternative designer fragrances and personal care products that sell at a substantial discount from their brand name counterparts. Our alternative designer fragrances are similar in scent to highly advertised designer fragrances that are marketed at a higher retail price. Our mass market fragrance brands include several proprietary brand names as well as a license for the Jordache brand. We also market our Aziza line of low priced eye shadow kits, mascara, and pencils, focusing on the young teen market and a line of health and beauty aids under our Intimate and Johnson Parker brands, including shampoo, conditioner, hand lotion and baby oil. All of these products are distributed to the same mass market retailers and discount chains.

Business Strategy

Focus on prestige beauty brands.  Prestige beauty brands contribute significantly to our growth. Over the past few years, prestige brands have accounted for a larger portion of our business — 87% of total business in 2008 up from 76% in 2003. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because our company’s size enables us to work more closely with them in the product development process as well as because of our successful track record.

Grow portfolio brands through new product development and marketing.  We grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every year or two we create a new family of fragrances for each brand in our portfolio. We frequently introduce “seasonal” fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, or flanker brands) within our brand franchises.  Furthermore, we promote the smooth and consistent performance of our prestige perfume operations through knowledge of the market, detailed analysis of the image and potential of each brand name, a “good dose” of creativity and a highly professional approach to international distribution channels.

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

Build specialty retail business.  We believe the beauty industry has experienced a significant growth in specialty retail, and we now have agreements in place for with Gap and Banana Republic brands, New York & Company brand, Brooks Brothers brand and bebe brand. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Gap, a leading international specialty retailer offering clothing, accessories and personal care products for men, women, children and babies, New York & Company, Retail Brand Alliance (for Brooks Brothers) and bebe Stores, Inc. are each responsible for marketing and selling the newly launched fragrance and fragrance related products in their stores.

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

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

•	Concept choice;

•	Produce mock-ups for final acceptance of bottles and packaging;

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

•	Choose our suppliers;

•	Schedule production and packaging;

•	Issue component purchase orders;

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

•	Perfumers (IFF, Firmenich, Robertet, Givaudan, Wessel Fragrances) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

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

Marketing and Distribution

Prestige Products

For the majority of our international distribution of prestige products, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors with the status of “exclusive representative” for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines and select vacation destinations.

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

Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 120 countries around the world. Sales to one distributor represented 12%, 13% and 15% of consolidated net sales in 2008, 2007 and 2006, respectively.

Approximately 34% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations.

The business or our European operations has become increasingly seasonal due to the timing of shipments by our majority-owned distribution subsidiaries to their customers, which are weighted to the second half of the year.

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

Specialty Retail and Mass Market Products

We do not presently market and distribute Gap, Banana Republic, New York & Company or Brooks Brothers specialty retail products to third parties in the United States. Marketing and distribution for such brands are the responsibility of the brand owners which market and sell the products we produce in their own retail locations. However, with respect to our license agreement with bebe Stores, Inc., we distribute or plan to distribute product to their stores, and distribute or plan to distribute product as well as to other retailer outlets and department stores within the United States.

In addition, the business of our United States operations has become increasingly seasonal as shipments to our specialty retail customers are weighted toward the second half of the year.

Further, with respect to Gap, Banana Republic, Brooks Brothers and bebe brands, we distribute or plan to distribute product to specialty retailers and department stores outside the United States including duty free and other travel-related retailers. We utilize our in house sales team to reach our distributors and customers outside the United States.

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

Geographic Areas

Export sales from United States operations were approximately $22.5, $9.5 million and $7.2 million in 2008, 2007 and 2006, respectively.

Consolidated net sales to customers by region is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
North America	$108,600	$115,400	$107,400
Europe	204,100	173,200	128,300
Central and South America	38,000	28,200	24,500
Middle East	39,200	26,100	21,900
Asia	53,000	43,900	37,700
Other	3,200	2,800	1,300
	$446,100	$389,600	$321,100

Consolidated net sales to customers in major countries is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
United States	$101,000	$113,000	$104,000
United Kingdom	25,000	28,000	28,000
France	38,000	30,000	21,000

Competition

The market for fragrances and fragrance related products is highly competitive and sensitive to changing preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy— regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

In the specialty retail market, we are primarily sell products directly to Gap and Banana Republic stores, New York & Company stores, Brooks Brother stores and bebe stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria Secret, which thereby indirectly compete with us.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted).  These registered trademarks include:

•	Burberry
•	Van Cleef & Arpels
•	Gap
•	Banana Republic
•	New York & Company (U.S. only)
•	Brooks Brothers
•	bebe
•	S.T. Dupont
•	Paul Smith
•	Christian Lacroix
•	Quiksilver and Roxy
•	Jordache

In addition, we are the registered trademark owner of many trademarks, including:

•	Lanvin
•	Intimate
•	Aziza
•	Nickel
•	Regal Collections, Royal Selections, Euro Collections and Apple

Employees

As of March 1, 2009 we had 245 full-time employees world-wide. Of these, 152 are full-time employees in Paris, with 47 employees engaged in sales activities and 105 in administrative, production and marketing activities. In the United States, 93 employees work full-time, and of these, 41 were engaged in sales activities and 52 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Our business could be adversely affected by a prolonged downturn or recession in the United States, Europe or other countries in which we conduct business.

A prolonged economic downturn or recession in the United States, Europe or any of the other countries in which we do significant business could materially and adversely affect our business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by our ultimate consumers, (ii) our ability to collect accounts receivable on a timely basis from certain customers, (iii) our ability of certain suppliers to fill our orders for raw materials, packaging or co-packed finished goods on a timely basis, and (iv) the mix of our product sales.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn.

We believe that the high degree of global economic uncertainty is expected to continue to have a negative effect on consumer confidence, demand and spending.  In addition, we believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

Uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

Uncertainties and continued deterioration in the global credit markets could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. While, thus far, uncertainties in global credit markets have not significantly affected our access to credit due to our strong credit rating, a further deterioration in global financial markets could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

If our intangible assets, such as trademarks and goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

          Under United States generally accepted accounting principles, we review our intangible assets, including our trademarks licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. Any significant impairment to our intangible assets would result in a significant charge to earnings in our financial statements during the period in which the impairment is determined to exist.

We are dependent upon Burberry for a significant portion of our sales, and the loss of this license will have a material adverse effect on us.

Burberry is our most significant license, as sales of Burberry products represented 56%, 54% and 57% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2004 our Paris-based subsidiary, Inter Parfums, S.A., entered into a 12.5-year, exclusive world-wide fragrance license with Burberry Limited, effective as of July 1, 2004, which replaced the original 1993 license. This license includes an additional five-year optional term that requires the consent of both Burberry and Inter Parfums, S.A., and must be exercised, if at all, prior to December 31, 2014. In addition, Burberry has the right on December 31, 2011 to buy back the license at its then fair market value. Further, this license provides for termination on a change in control of either, Inter Parfums, S.A., the licensee, or Inter Parfums, Inc., the guarantor.

This license is subject to Inter Parfums, S.A. making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. The loss of this license will have a material adverse effect on us.

We are dependent upon the continuation and renewal of various licenses and other agreements for a significant portion of our sales, and the loss of one or more licenses or agreements could have a material adverse effect on us.

All of our rights relating to prestige fragrance brands, other than Lanvin, as well as all of our specialty retail brands, are derived from licenses or other agreements from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses and other agreements on terms favorable to us. Each license or agreement is for a specific term and may have additional optional terms. In addition, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Other agreements are generally subject to meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

If we are unable to protect our intellectual property rights, specifically trademarks and brand names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We own, or have licenses or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business.  Although most of our brand names are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

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

In the specialty retail market we primarily sell products directly to Gap and Banana Republic stores, New York & Company stores, Brooks Brother stores and bebe stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria Secret, which thereby indirectly compete with us.

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

We have agreements in place for Gap and Banana Republic brands, New York & Company brand, Brooks Brothers brand and bebe brand. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Gap, a leading international specialty retailer offering clothing, accessories and personal care products for men, women, children and babies, New York & Company, Retail Brand Alliance (for Brooks Brothers) and bebe Stores, Inc., for bebe brand, are each responsible for marketing and selling the newly launched fragrance and fragrance related products in their stores.

If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then our future growth potential could be negatively impacted.

If we are unable to acquire or license additional brands, or obtain the required financing for these agreements and arrangements, then the growth of our business could be impaired.

Our future expansion through acquisitions or new product distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, in view of the global banking crisis, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

We may engage in future acquisitions that we may not be able to successfully integrate or manage. These acquisitions may dilute our stockholders and cause us to incur debt and assume contingent liabilities.

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

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

A portion of our European operations’ net sales (approximately 34% in 2008) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

United States Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	11,000 square feet	February 28, 2013
Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2010
Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 square feet	October 31, 2009	Option exercised for 5 year term

European Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	June 2014	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2013	Lessee has early termination right on 3 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice

Office Space- Paris Accounting and Legal	39 avenue Franklin Roosevelt, 2nd Floor Paris, France	360 square meters	December 2014	Lessee has early termination right every 3 years on 6 months notice

Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	June 2011	Lessee has early termination right every 3 years on 6 months notice

Inter Parfums, S.A. has an agreement with Sagatrans, S.A. for warehousing and distribution services through September 2011. Fees are calculated based upon a percentage of sales, which are customary in the industry.  Minimum future lease payments range from 2.8 million euro in 2008 increasing to 3.0 million euro in 2011.

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

PART II

Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Market for Our Common Stock

Our company's common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “IPAR”.  The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2008	High Closing Price	Low Closing Price
Fourth Quarter	13.88	5.04
Third Quarter	17.08	12.12
Second Quarter	19.96	14.00
First Quarter	14.92	9.03

Fiscal 2007	High Closing Price	Low Closing Price
Fourth Quarter	14.19	11.83
Third Quarter	19.45	13.63
Second Quarter	18.21	13.42
First Quarter	17.64	10.95

As of February 24, 2009 the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 57.  We believe there are in excess of approximately 3400 beneficial owners of our common stock.

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

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/03	12/04	12/05	12/06	12/07	12/08

Inter Parfums, Inc.	100.00	70.88	80.80	87.06	82.27	53.38
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Peer Group	100.00	112.32	114.06	130.59	150.80	126.46

Dividends

In December 2006, our board of directors increased our cash dividend from $.107 to $.133 per share per annum, payable $.033 on a quarterly basis. In December 2007 and again in December 2008, our board of directors authorized the continuation of our cash dividend of $.133 per share per annum, payable $.033 on a quarterly basis. The first cash dividend for 2009 of $.033 per share is payable on April 15, 2009 to shareholders of record on March 31, 2009.

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

Sales of Unregistered Securities

The following sets forth certain information as to the sales of unregistered securities, including options granted to purchase our common stock during the last quarter of the last fiscal year and through the date of this report, which were not registered under the Securities Act. In each of the transactions, we granted options to our non-employee directors, who are all deemed our affiliates. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

On February 2, 2009, we granted options to purchase an aggregate of 4,000 shares for a five-year period at the exercise price of $6.148 per share, the fair market value on the date of grant, to 5 directors under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a 4 year period on a cumulative basis.

Repurchases of Our Common Stock

For each of the three (3) months during the fourth quarter of 2008, we repurchased the following shares of our common stock:

Month	Number of Shares

October 2008	0

November 2008	0

December 2008	468,137

Item 6.  Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2008		2007	2006	2005	2004

Income Statement Data:

Net Sales		$446,124	$389,560	$321,054	$273,533	$236,047

Cost of Sales		191,915	160,137	143,855	115,827	113,988

Selling, General and Administrative		202,264	181,224	141,074	126,353	89,516

Operating Income		51,009	47,331	36,125	31,353	32,543

Income Before Taxes and Minority Interest		46,434	47,276	37,135	31,724	31,638

Net Income		23,765	23,817	17,742	15,263	15,703

Net Income per Share:
Basic	$	. 78	$.78	$.58	$.51	$.55
Diluted		$.77	$.76	$.58	$.50	$.51
Average Common Shares Outstanding:
Basic		30,621	30,666	30,486	30,117	28,808
Diluted		30,778	31,004	30,853	30,731	30,741

Depreciation and Amortization		$9,925	$8,031	$5,347	$4,513	$3,988

	As at December 31,
(In thousands except per share data)	2008	2007	2006	2005	2004

Balance Sheet And Other Data:

Cash and Cash Equivalents and Short-Term Investments	$42,404	$90,034	$71,047	$59,532	$40,972

Working Capital	174,126	178,560	138,547	131,084	129,866

Total Assets	425,137	446,052	333,045	240,910	230,485

Short-Term Bank Debt	13,981	7,217	6,033	989	748

Long-Term Debt (including current portion)	41,043	59,733	10,769	13,212	19,617

Stockholders’ Equity	204,201	192,660	155,272	127,727	126,509

Dividends per Share	$0.133	$0.133	$0.107	$0.107	$0.08

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

We produce and distribute our prestige products primarily under license agreements with brand owners and prestige product sales represented approximately 87% of net sales in 2008.  We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, as sales of Burberry products represented 56%, 54% and 57% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, sales of our Lanvin brand products represented 13%, 12% and 13% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 13% of sales in 2008. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

Historically, seasonality has not been a major factor for our company. However, with the commencement of operations in 2007 of our four majority-owned European distribution subsidiaries and our growing specialty retail product lines, sales are more concentrated in the second half of the year.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or out-right acquisitions of brands. Second, we grow through the introduction of new products and supporting new and established products through advertising, merchandising and sampling as well as phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year.  Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished good for us and ship it back to our distribution center.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels, as well as the continued availability of favorable credit sources and capital market conditions in general. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, has begun to impact on our business. This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and have resulted in changes in their ordering patterns for the products that we sell.  Although the impact of this financial crisis did not have a material impact in 2008, its effect in 2009 is expected to be challenging for us.

We are reviewing our plans and taking actions to mitigate the impact of these conditions. Advertising and promotional budgets are being adjusted to align our spending with anticipated sales. In addition, we are implementing cost saving initiatives to right size our staff and maintain long-term profitable growth. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. While our business strategies are designed to strengthen our company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our customers, combined with the fact that distributors and retailers are carrying less inventory, will negatively affect our net sales and operating results.

In addition to the ongoing global financial crisis, our reported net sales have been negatively impacted by changes in foreign currency exchange rates caused by the dramatic strengthening of the U.S. dollar during the fourth quarter of 2008. If the current exchange rates persist or the U.S. dollar continues to strengthen, there will be a continuing adverse impact on our net sales in 2009. However, earnings are less affected by a strengthening dollar because over 30 percent of net sales of our European operations are denominated in U.S dollars, while all costs of our European operations are incurred in euro. Our company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. As a result of the dramatic strengthening of the U.S. dollar during the fourth quarter of 2008, we entered into $90 million of foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars.

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

Brooks Brothers

In November 2007, we entered into exclusive agreements with Retail Brand Alliance, Inc., d/b/a/ Brooks Brothers (“Brooks Brothers”) under which we design, manufacture and supply personal care products for men and women sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty retail and department stores outside the United States, including duty free and other travel-related retailers.

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

New York & Company

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

Van Cleef & Arpels

In September 2006, we entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks.  The agreement runs through December 31, 2018. As an inducement to enter into this license agreement we paid, in January 2007,  €18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics S.A., and we agreed to purchase existing inventory held by YSL Beauté, the former licensee. The license agreement became effective on January 1, 2007.

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

Promotional Allowances

We have various performance-based arrangements with certain retailers. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. The costs that our company incurs for performance based arrangements, shelf replacement costs and slotting fees are netted against revenues on our company’s consolidated statement of income. Estimated accruals for promotions and advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

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

Long-lived assets, including trademarks, licenses, goodwill and other rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For intangible assets with finite lives, if the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, then we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in consumer acceptance of our products. In those cases where we determine that the useful life of long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

Derivatives

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This statement also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

We currently use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables denominated in foreign currencies.  We do not utilize derivatives for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.

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

Results of Operations

Net Sales
	Years ended December 31,
	2008	% Change	2007	% Change	2006
	(in millions)

European based product sales	$386.4	17%	$330.8	22%	$270.1
United States based product sales	59.7	1%	58.8	15%	51.0
Total net sales	$446.1	15%	$389.6	21%	$321.1

Net sales for the year ended December 31, 2008 increased 15% to $446.1 million. For the year ended December 31, 2007, net sales were up 21%. At comparable foreign currency exchange rates, net sales rose 12% and 15% for 2008 and 2007, respectively. The weakness of the US dollar relative to the euro gave rise to the difference between constant dollar and reported net sales in 2008 and 2007.

European based prestige product sales, which were up 22% in 2007, grew an additional 17% in 2008. Burberry fragrances continued to drive sales growth with an increase of 18% (14% in local currency) aggregating $248 million for the year ended December 31, 2008, respectively, as compared to $210 million for the corresponding period of the prior year. In 2008, the increase in Burberry fragrance sales was the result of the successful launch of Burberry The Beat. With no major Burberry launches in 2007 other than seasonal additions, Burberry fragrance also performed well and sales reached $210 million, up 10% in local currency.

Two additional major product launches, Van Cleef & Arpels Feerie and Jeanne Lanvin, contributed to top line growth in 2008. We began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels in January 2007. Sales of products under the Van Cleef & Arpels brand aggregated $30.9 million in 2008 as compared to $16.3 million in 2007. With respect to Lanvin, after significant growth in 2006 and no major new product launches in 2007, sales of Lanvin fragrances reached $46 million in 2007. In 2008, aided by the launch of the new Jeanne Lanvin fragrance, Lanvin fragrance sales increased 25% to $57 million, as compared to 2007.

With no new product launches in 2008, Paul Smith fragrance sales were disappointing, registering a decline of 20% as compared to 2007. Paul Smith is a regional brand with a high concentration of sales in Western Europe, especially the United Kingdom. We believe that the difficult economic situation in that region, combined with no new product launches, contributed to the sales decline. In 2007, Paul Smith fragrance sales were basically unchanged from 2006 levels.

Despite the challenging economic environment, European based prestige product sales, which increased slightly in North America, showed strong growth in Eastern Europe (up 28%), Middle East (up 30%), South America (up 23%) and Asia (up 11%) in local currency for the year ended December 31, 2008, as compared to the prior year.

We are preparing for a very active 2009 new product launch schedule for European-based operations which began in January with the global rollout of the men’s version of Burberry The Beat. We also have a new Paul Smith fragrance for men, and a Lanvin L’Homme Sport line, with tennis star, Rafael Nadel as its spokesperson. The Quiksilver signature fragrance for men is also in our rollout schedule, as is a limited edition, high-end women’s fragrance for the Van Cleef & Arpels brand.

With respect to our United States specialty retail and mass market products, net sales were up an additional 1% in 2008 after rising 15% in 2007 and 49% in 2006. After launching products for Banana Republic’s North American stores in 2006, in May 2007, over 150 Gap Body stores in the United States and Canada unveiled more than 70 new bath and body products we created for them. The bath and body line was followed in August 2007 by new Gap eau de toilette products and men’s fragrance and grooming products. All product lines were rolled out to approximately 200 Gap stores in August 2007 and approximately 300 additional Gap stores in October 2007.

In addition to continuing to sell in 2008 products initially rolled out in 2007, United States based product sales in 2008 also reflects international distribution of Gap and Banana Republic products. In 2008, we expanded our relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

Through the first nine months of 2008 United States specialty retail and mass-market product net sales were up 18%, as compared to the corresponding period in 2007, as a steady domestic business combined with a new and vibrant international business to drive increased sales. However, for the three months ended December 31, 2008 United States specialty retail and mass-market product net sales declined 24%, as compared to the corresponding period of the prior year. The 2007 fourth quarter launch of a complete line of bath and beauty products to over 500 New York & Company stores generated pipeline sales of approximately $3.7 million creating a very difficult comparison for the fourth quarter of 2008. In addition, a portion of sales by our United States operations are direct to retailer and it was our level of sales to these customers where we first saw the effect of the global financial crisis as discussed above. The recent economic challenges and uncertainties in the United States, has begun to impact our business. This financial crisis has negatively affected consumer demand, which is having an adverse impact on our retail customers. These events have led retailers to carry less inventory than usual and has resulted in changes in their ordering patterns for the products that we sell.

In the spring of 2009, Close, a new Gap fragrance will be launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide, followed by international distribution expected to reach 5,000 doors in the second half of 2009. In August 2009, new fragrances for men and women will be launched at Banana Republic stores in North America with international distribution following shortly thereafter.

New product introductions are also in the works for our other specialty retail partners. In November 2008, we shipped the Brooks Brothers New York collection for men and women to Brooks Brothers U.S. stores and international distribution is scheduled for 2009. In addition, a new fragrance introduction for the spring of 2009, called Black Fleece is in the works, In July 2008, we entered into an exclusive six year worldwide agreement with bebe Stores, Inc. under which we will design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide. Our signature bebe fragrance will be unveiled at bebe stores in the U.S. in August followed by worldwide distribution in the third quarter of 2009. While we have discontinued the bath and body program for New York & Company stores, we plan to introduce a new fragrance for New York & Company in the second half of 2009.

Sales of mass market fragrance products have been in a decline for several years. We have no plans to discontinue sales to this market which aggregated approximately $21 million and $24 million in 2008 and 2007, respectively, and contributes significantly to our United States based operations. We have and will however, continue to consolidate our product offerings.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross Profit Margins

	Years ended December 31,
	2008	2007	2006
	(in millions)

Net sales	$446.1	$389.6	$321.1
Cost of sales	191.9	160.2	143.9
Gross margin	$254.2	$229.4	$177.2
Gross margin as a percent of net sales	57%	59%	55%

Gross profit margins were 57% in 2008, 59% in 2007 and 55% in 2006. The decline is primarily the effect the decline of the US dollar against the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro.

Although gross margins from individual product families have remained relatively consistent, sales of products from our European based prestige fragrances have always generated significantly higher gross profit margins than sales of our United States based specialty retail and mass market products. Fluctuations in sales product mix between our European operations and our United States operations had a small mitigating effect on the 2008 decline in gross margin. Sales from United States operations grew 1% while sales from European operations grew 17% in 2008, as compared to 2007.

 For 2007, approximately 75% of the gross profit margin as a percentage of sales increase, as compared to 2006, is the result of the commencement of operations of our newly established majority-owned European distribution subsidiaries. The balance of the increase is a result of product sales mix within our United States based operations, as specialty retail product sales generate a higher gross margin than mass market product sales.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $6.2 million in both 2008 and 2007 and $5.5 million in 2006 are included in selling, general and administrative expense in the consolidated statements of income. As such, our company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expense

	Years ended December 31,
	2008	2007	2006
	(in millions)

Selling, general & administrative	$202.3	$181.2	$141.1
Selling, general & administrative as a percent of net sales	45%	47%	44%

Selling, general and administrative expense increased 12% for the year ended December 31, 2008, as compared to 2007 and 28% for the year ended December 31, 2007, as compared to 2006. As a percentage of sales selling, general and administrative expense was 45%, 47% and 44% for the years ended December 31, 2008, 2007 and 2006, respectively.

Two major components of selling, general and administrative expense are promotion and advertising expenditures and royalty expense. Promotion and advertising aggregated $65.8 million, $58.5 million and $46.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Royalty expense aggregated $37.3 million, $35.6 million and $31.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Selling, general and administrative expenses for 2008 and 2007 also includes approximately $13 million and $12 million, respectively, in servicing fees related to the operations of our majority-owned European distribution subsidiaries which commenced operations in 2007.

We review goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European based operations. In performing our annual review of the recoverability of the carrying amount of goodwill, we determined that Nickel product sales, although up slightly in 2008 as compared to 2007, continue to be lower than we originally anticipated. Therefore, the carrying amount of the goodwill exceeded fair value determined by comparison to prices of comparable businesses resulting in impairment losses of $0.9 million in both 2008 and 2007.

Income from operations increased 8% to $51.0 million in 2008, as compared to $47.3 million in 2007. In 2007, income from operations increased 31% to $47.3 million, as compared to $36.1 million in 2006. Operating margins aggregated 11.4%, 12.1% and 11.3% for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest expense aggregated $4.9 million, $3.7 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. We entered into an €18 million and a €22 million long-term credit facility in January and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks. In connection with certain debt facilities, we entered into swap transactions. These derivative instruments are recorded at fair value and changes in fair value are reflected in the consolidated statements of income. As a result of the steep decline in interest rates during the fourth quarter of 2008, we recorded a charge to interest expense of $0.8 million relating to the change in the fair value of interest rate swaps.

Foreign currency gains or (losses) aggregated ($1.4) million, ($0.2) million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into $90 million of foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. As of December 31, 2008, the Company recorded a charge of $0.8 million relating to the change in spot-forward difference.

Our effective income tax rate was 35.1%, 35.5% and 35.6% for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. In 2008, 2007 and 2006, valuation allowances of $0.8 million, $0.2 million and $0.8 million have been provided against certain foreign net operating loss carryforwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards recognized. In 2008, one of those foreign subsidiaries, Nickel S.A. was merged into Inter Parfums, S.A. As a result of the merger we recognized the utilization of certain foreign operating loss carryforwards for which valuation allowances had previously been recorded. As a result, the 2008 tax provision has been reduced by a benefit of approximately $0.7 million.

We did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Years ended December 31,
	2008	2007	2006
	(In thousands except per share data)

Net income	$23,765	$23,817	$17,742
Net income per share:
Basic	$0.78	$0.78	$0.58
Diluted	$0.77	$0.76	$0.58
Weighted average number of shares outstanding:
Basic	30,621	30,666	30,486
Diluted	30,778	31,004	30,853

Net income was unchanged and aggregated $23.8 million in both 2008 and 2007. In 2007 net income increased 16% to $23.8 million, as compared to $17.7 million in 2006. Net margins aggregated 5.4%, 6.1% and 5.5% for the years ended December 31, 2008, 2007 and 2006, respectively.

Diluted earnings per share aggregated $0.77, $0.76 and $0.58 in 2008, 2007 and 2006, respectively. Weighted average shares outstanding aggregated 30.6 million, 30.7 million and 30.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. On a diluted basis, average shares outstanding were 30.8 million, 31.0 million and 30.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2008, working capital aggregated $174 million and we had a working capital ratio of 2.3 to 1. Cash and cash equivalents aggregated $42 million.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2008, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2009 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of December 31, 2008, short-term borrowings aggregated $14.0 million.

In 2007, we financed the acquisition of the worldwide rights to the Lanvin brand names and international trademarks and the license for the Van Cleef & Arpels brand and related trademarks by entering into five-year credit agreements. The long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of December 31, 2008, total long-term debt including current maturities aggregated $41.0 million.

In December 2007, we acquired an additional 1.2% interest in IPSA, our majority owned French subsidiary, from its minority shareholders for approximately $6.3 million in cash. An additional 3.6% interest was acquired in 2008 for approximately $18.5 million in cash. The acquisition was accounted for under the purchase method and brings our ownership interest in Inter Parfums, S.A. to approximately 75%.

Cash provided by (used-in) operating activities aggregated ($6.4) million, $38.5 million and $13.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Inventories increased 22% and accounts receivables increased 7% in 2008 as compared to 2007, while sales for the same period increased 15%. Inventories are built to support projected sales including new product launches. The significant decline in accounts payable and accrued expenses reflects a portion of the 2007 inventory buildup which was paid for in 2008.

The 2007 significant inventory build up was required to support the debut of the newest Burberry fragrance family, Burberry Beat, which we began shipping to customers in the first quarter of 2008. The effect on cash flow from operations in 2007 was minimal as this increase was offset by an increase in accounts payable and accrued expenses. Overall, changes in working capital items had a minimal effect on 2007 cash flow from operations. Net income as adjusted for non cash items, including depreciation and amortization and minority interest in net income of consolidated subsidiary, resulted in substantial positive operating cash flow for the year.

In addition to the acquisition of minority interests mentioned above, cash flows used in investing activities in 2008 also reflects payments of approximately $3.8 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2009 are expected to be in the range of $3.0 million to $4.0 million, considering our 2009 launch schedule.

Cash flows used in investing activities in 2007 reflects $58.7 million in payments required in connection with our acquisition of the Van Cleef & Arpels license agreement, the Lanvin trademarks and other intangible assets. The proceeds from long-term debt facilities entered into in connection with these acquisitions are reflected in financing activities. In 2007 we also received net proceeds of approximately $13 million from the sale of short-term investments which was used to finance our working capital needs and approximately $2.4 million was spent for capital items.

In February 2008, the board of directors of the Company authorized a stock repurchase program whereby the Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In February 2008, 194,286 shares of the Company’s common stock were repurchased at an average price of $11.30 per common share. In June 2008, the board of directors authorized a reset of the stock repurchase program whereby the Company was authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In December 468,137 shares of the Company’s common stock was repurchased at an average price of $5.92 per common share and the board of directors authorized an additional 1 million to be potentially purchased pursuant to the stock repurchase program. Under the current program, as of December 31, 2008 the Company is authorized to repurchase up to 1,031,863 additional shares of the Company’s common stock.

In December 2008, our board of directors authorized a continuation of our cash dividend of $0.133 per share, aggregating approximately $4.0 million per annum, payable $.033 per share on a quarterly basis. Our next cash dividend of $.033 per share is to be paid on April 15, 2009 to shareholders of record on March 31, 2009. Dividends paid, including dividends paid once per year to minority stockholders of Inter Parfums, S.A., aggregated $5.8 million, $5.5 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cash dividends paid in 2008 represented a small part of our cash position and the dividends for 2009 are not expected to have any significant impact on our financial position.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2008.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$41,000	$13,400	$23,000	$4,600
Capital Lease Obligations
Operating Leases	$27,100	$7,100	$13,000	$4,300	$2,700
Purchase obligations(1)	$1,306,500	$137,700	$293,400	$313,900	$561,500
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,374,600	$158,200	$329,400	$322,800	$564,200

(1)
Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2008, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into $90 million of foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. As of December 31, 2008, the Company recorded a charge of $0.8 million relating to the change in spot-forward difference. At December 31, 2008, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $128 million, GB pounds 3.7 million, and Japanese yen 95.8 million which have varying maturities of less than a year except for U.S. $21 million which have maturities of 13 to 16 months. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data
Quarterly Data (Unaudited)
For the Year Ended December 31, 2008
(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net Sales	$123,163	$99,078	$123,531	$100,352	$446,124

Gross Profit	74,088	55,974	67,325	56,822	254,209

Net Income	8,708	3,772	6,188	5,097	23,765
Net Income per Share:
Basic	$.28	$.12	$.20	$.17	$.78
Diluted	$.28	$.12	$.20	$.17	$.77
Average Common Shares
Outstanding:
Basic	30,722	30,627	30,632	30,504	30,621
Diluted	30,809	30,914	30,886	30,504	30,778

Quarterly Data (Unaudited)
For the Year Ended December 31, 2007
(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net Sales	$85,120	$82,764	$102,320	$119,356	$389,560

Gross Profit	51,933	48,149	60,066	69,275	229,423

Net Income	5,793	3,749	5,660	8,615	23,817
Net Income per Share:
Basic	$.19	$.12	$.18	$.28	$.78
Diluted	$.19	$.12	$.18	$.27	$.76
Average Common Shares
Outstanding:
Basic	30,654	30,656	30,656	30,647	30,666
Diluted	30,930	31,087	31,018	30,932	31,004

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent auditor, Mazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inter Parfums, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 11, 2009

Item 9A(T). Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors and Executive Officers Of the Registrant

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Inter Parfums, S.A.
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Director General Delegué, Inter Parfums, S.A.
Francois Heilbronn	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Serge Rosinoer	Director
Patrick Choël	Director
Hugues de la Chevasnerie	Director of Burberry Fragrances, Inter Parfums, S.A.
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Inter Parfums, S.A.
Axel Marot	Director of Production & Logistics, Inter Parfums, S.A.
Henry B. (“Andy”) Clarke	President of Specialty Retail Division, Inter Parfums USA, LLC

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 19 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2008, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member.

During 2008 our board of directors initially consisted of eleven (11) directors. During October 2008 Mr. Jean Cailliau stepped down from our board for personal reasons, and during January 2009 Mr. Joseph A. Caccamo stepped down from our board for personal reasons. Neither director had any disputes or disagreements with our company. Our board of directors presently consists of nine (9) directors, with a majority of independent directors.

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

During 2008 our board of directors had the following standing committees:

•
Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue an audit report for our company. During 2008, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

The Audit Committee does not have a member who is an “Audit Committee Financial Expert” as such term is defined under the applicable rules and regulations. However, as the result of the background, education and experience of the members of the Audit Committee, our board of directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee.

•
Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2008, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

Our board of directors does not maintain a standing nominating committee or a committee performing similar functions. In view of the agreement and understanding of Messrs. Jean Madar and Philippe Benacin who beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock and have agreed to vote their shares in a like manner, our board of directors does not believe it necessary for our company to have such a committee. Also as a “controlled company” under the applicable rules of The Nasdaq Stock Market, we are exempt from the nominating committee requirements. During 2008, our board of directors as a group agreed to nominate the same members of the board who had served the prior year.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 48, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Inter Parfums, S.A., our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 50, a Director, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994.  In addition, he has been the President of Inter Parfums, S.A. for more than the past five years.  Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 52, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992.

Philippe Santi

Philippe Santi, age 47 and a Director since December 1999, is the Director General Delegué – Executive Vice President of Inter Parfums, S.A. Mr. Santi, who is a is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young.

Francois Heilbronn

Mr. Heilbronn, age 48, a Director since 1988, an independent director and a member of the Audit Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut D' Etudes Politiques De Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co.

Jean Levy

Jean Levy, age 76, a Director since August 1996, an independent director and a member of the Audit Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship.  He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of  Zannier Group  and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 51, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. In 2007 Jimmy Choo Ltd. was sold to a private equity firm. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Previously Mr. Bensoussan-Torres was a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix is a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Serge Rosinoer

Mr. Rosinoer, age 78, was appointed to our board of directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry.  Mr. Serge Rosinoer is presently the Chairman of the Supervisory Board of Clarins SA.  In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion.  As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 600 million Euro and more than 4,000 employees.  He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins.  Earlier in his career he was President of Parfums Corday.  He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Extérieur de la France.

Patrick Choël

Mr. Choël, age 65, was appointed to the board of directors in June 2006 as an independent director, and is a member of both the Audit Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first the LVMH Perfumes and Cosmetics Division, which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others, and later, Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business. Prior to such time, for approximately 30 years, he work at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

Hugues de la Chevasnerie

Hugues de la Chevasnerie, age 40, became the Director of Burberry Fragrances in December 2006. Prior to joining Burberry Fragrances, Mr. Chevasnerie was from February 2002 the Vice President of International Marketing, Davidoff & Chloé, at Coty Inc. From 1994 to 2002, he held various positions at LVMH- Parfums Christian Dior, including Group Head for Men’s Perfumes from 1999 to 2002.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 50, became the Director of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 35, was the Supply Chain Manager when he joined Inter Parfums, S.A. in 2003 and has been the Director of Operations for Inter Parfums, S.A. since January 2005. Prior to joining Inter Parfums, S.A., Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 48, was appointed as President of Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for Gap, Banana Republic, New York & Company, Brooks Brothers and bebe.  Mr. Clarke has been employed by our company since 2001. Prior to joining the Company Mr. Clarke had spent seventeen years in the beauty business in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments to such forms furnished to us, and written representations from various reporting persons furnished to us, we are not aware of any reporting person who has failed to file the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 on a timely basis, except for each of Messrs. Benacin and Madar, who each filed one Form 4, 15 days late in October 2008 reporting one sale of 61 shares.

Item 11.  Executive Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, our Chief Executive Officer, our Chief Financial Officer, and each of the 3 most highly compensated executive officers of our Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to our Company and its subsidiaries during fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006. For all compensation related matters disclosed in this Item 11, all amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Jean Madar,	2008	400,000	-0-	-0-	98,000	-0-	-0-	-0-		498,000
Chief Executive Officer	2007	400,000	100,000	-0-	124,000	-0-	-0-	429,750	[1]	1,053,750
	2006	400,000	-0-	-0-	252,000	-0-	-0-	2,974,944	[2]	3,626,944

Russell Greenberg, Chief	2008	435,000	35,000	-0-	37,000	-0-	-0-	48,214	[3]	555,214
Financial Officer	2007	405,000	43,100	-0-	98,000	-0-	-0-	246,590	[4]	792,690
	2006	375,000	30,000	-0-	167,000	-0-	-0-	304,214	[5]	876,214

Philippe Benacin, President of	2008	324,489	229,258	-0-	98,000	-0-	11,757	227,485	[6]	890,989
Inter Parfums, Inc. and Chief	2007	263,750	170,000	-0-	124,000	-0-	10,610	523,299	[7]	1,091,659
Executive Officer of Inter Parfums, S.A.	2006	226,206	153,174	-0-	252,000	-0-	8,800	1,298,801	[8]	1,938,981

Philippe Santi,	2008	324,489	229,258	-0-	49,000	22,632	11,757	154,308	[9]	791,444
Executive Vice President and	2007	263,750	216,000	-0-	-0-	27,474	10,610	-0-	[10]	517,834
Director General Delegue, Inter	2006	226,206	197,302	-0-	105,000	22,621	8,800	405,801	[11]	965,730
Parfums, S.A.

Frédéric Garcia-Pelayo,	2008	324,489	229,258	-0-	49,000	22,632	11,757	-0-	[12]	637,136
Director Export Sales,	2007	263,750	216,000	-0-	-0-	27,474	10,610	211,225	[13]	729,059
Inter Parfums, S.A.	2006	226,206	197,302	-0-	166,000	22,621	8,800	259,956	[14]	880,885

1	Consists of $429,750 realized upon the exercise of options.
2	Consists of $654,500 realized upon the exercise of options, and $2,320,444 realized on the exercise of options of Inter Parfums, S.A.

3	Consists of $2,214 for automobile expenses and $46,000 realized on the exercise of options of Inter Parfums, S.A.
4	Consists of $2,214 for automobile expenses and $166,590 realized upon exercise of options and $80,000 realized on the exercise of options of Inter Parfums, S.A.
5	Consists of $2,214 for automobile expenses and $235,000 realized upon exercise of options and $67,000 realized on the exercise of options of Inter Parfums, S.A.

6	Consists of lodging expenses of $88,167, $15,872 for automobile expenses, and $123,446 realized upon the exercise of options of Inter Parfums, S.A.
7	Consists of lodging expenses of $82,422, $11,127 for automobile expenses, and $429,750 realized upon the exercise of options.
8	Consists of lodging expenses of $75,402, $8,797 for automobile expenses, $654,500 realized upon the exercise of options, and $560,102 realized on the exercise of options of Inter Parfums, S.A.

9	Consists of $153,308 realized on the exercise of options of Inter Parfums, S.A.
10	Consists of $0 realized on the exercise of options of Inter Parfums, S.A.
11	Consists of $405,801 realized on the exercise of options of Inter Parfums, S.A.

12	Consists of $0 realized on the exercise of options of Inter Parfums, S.A.
13	Consists of $211,225 realized on the exercise of options of Inter Parfums, S.A.
14	Consists of $259,956 realized on the exercise of options of Inter Parfums, S.A.

Compensation Committee Report

General

The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. The members of such committee are Messrs. Heilbronn, Levy and Choël.

During 2008, the Executive Compensation and Stock Option Committee took action 3 times by the execution of written consents in lieu of meetings.

Compensation Committee Interlocks and Insider Participation

In addition to the members of the Executive Compensation Committee, the following persons participated in discussions concerning executive compensation during 2008: Jean Madar, the Chairman of the Board and Chief Executive Officer; Philippe Benacin, a Director, President, and Chief Executive Officer of Inter Parfums, S.A., our company’s indirect French operating subsidiary; Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director; Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A. Generally, Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative and recommends executive compensation levels for executives in the United States, and Mr. Benacin, the Chief Executive Officer of Inter Parfums, S.A., takes the initiative and recommends for executive compensation levels for executives in Paris.

Objectives

The objectives of our compensation program are designed to strike a balance between offering sufficient compensation to either retain existing or attract new executives on the one hand, and keeping compensation at reasonable levels on the other hand. Although our business has grown over the past several years as evidenced by our increased sales and growing portfolio of brand names, we do not have the resources comparable to the cosmetic giants in our industry, and accordingly cannot afford to pay excessive executive compensation. In furtherance of these objectives, our executive compensation packages generally include a base salary, as well as annual incentives tied to individual performance and long-term incentives tied to our operating performance.  Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest shareholders’, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Discussion

The following sets forth information regarding compensation and benefits provided to our Chief Executive Officer, Chief Financial Officer, each of the 3 most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000. The executive officers being discussed for 2008 are: Jean Madar (the Chief Executive Officer), Russell Greenberg (the Chief Financial Officer), and Philippe Benacin, Philippe Santi and Frederic Garcia-Pelayo (the three highly compensated officers). Further, all cash compensation for each of Messrs. Benacin, Santi and Garcia-Pelayo’s are paid to them in euros by our French operating subsidiary, and all cash compensation for each of Messrs. Madar and Greenberg are paid from United States Operations.

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

Mr. Madar, the Chief Executive Officer, did not receive an increase in his base salary, which has been maintained at the same level of $400,000 for the past several years.

Upon recommendation of our Chairman and Chief Executive Officer, the Executive Compensation and Stock Option Committee determined to increase the base salary of Mr. Greenberg, the Chief Financial Officer, by $30,000 from $405,000 to $435,000, a 7.4%   increase. Mr. Greenberg has received the same salary increase of $30,000 for the past four years.

Upon the recommendation of Mr. Benacin, the base salaries of Mr. Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and Mr. Frederic Garcia-Pelayo, were each increased from 192,000 euros in 2007 to 220,800 euros in 2008, a 15% increase. Likewise, Mr. Benacin’s base compensation was increased from 192,000 euros in 2007 to 220,800 euros in 2008. In 2007 Mr. Hugues de la Chevasnerie became the Director, Burberry Fragrances. His base salary for 2007 was set at 150,000 euros, which was increased to 163,200 euros in 2008, an increase of 8.8%.

After a thorough review, the Chairman and Chief Executive Officer determined that the base salaries paid to such executives were fair in the view of their responsibilities, length of service with us, performance and compensation levels to peers, as to which the Executive Compensation and Stock Option Committee concurs.

Bonus Compensation/ Annual Incentives

As the result of their efforts in increasing the profitability of our company, bonuses were awarded as follows. For European operations, each of Messrs. Benacin, Santi and Garcia-Pelayo received a cash bonus of $229,258 (156,000 euros). These cash bonuses were comparable with the bonuses paid during 2007, as each of Messrs. Santi and Garcia-Pelayo received a cash bonus of $216,000 (157,000 euros) and Mr. Benacin received a cash bonus of $170,000 (124,000 euros).

For United States operations, Mr. Greenberg received a cash bonus of $35,000 for 2008 as compared to a cash bonus of $43,100 for 2007. In order for Mr. Madar to receive a cash bonus, United States operations has to achieve after tax profit target. In 2008, based upon such targets, our Chief Executive Officer did not earn any cash bonus. In 2007, based upon such targets, our Chief Executive Officer earned a $100,000 cash bonus. The Executive Compensation Committee has determined to use the same after tax profit target for our company’s United States operations to calculate Mr. Madar’s bonus for 2009.

Long Term Incentives

We link long-term incentives with corporate performance through the grant of stock options. All options are granted with an exercise price equal to the fair market value of the underlying shares of our common stock on the date of grant, and terminate on or shortly after severance of the executive’s relationship with us. Unless the market price of our common stock increases, corporate executives will have no tangible benefit. Thus, they are provided with the additional incentive to increase individual performance with the ultimate goal of increased our overall performance. In addition, Inter Parfums, S.A. maintains a profit sharing plan for its employees. We believe that enhanced executive incentives which result in increased corporate performance tend to build company loyalty. As a general rule, the number of options granted is determined by several factors, but most importantly, both individual and company operating results for the past year, as well as past option grants to such executives.

In December 2008, upon the recommendation of the company’s Chief Executive Officer, the Executive Compensation and Stock Option Committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin, and 15,000 shares to Mr. Greenberg, all at the fair market value on the date of grant.

During 2007 and in early 2008, upon the recommendation of the company’s Chief Executive Officer, the Executive Compensation and Stock Option Committee granted options to purchase a total of 42,375 shares of our common stock to each of Jean Madar and Philippe Benacin, 22,500 shares to Mr. Greenberg, and 12,750 to each of Messrs. Santi and Garcia-Pelayo, all at the fair market value on the date of grant.

Option grants made in 2008 and 2007 were reduced from the option grants made during 2006, when Messrs. Madar and Benacin received options to purchase 60,000 shares, and Mr. Greenberg received options to purchase 37,500 shares. However, option grants were increased for Messrs. Santi and Garcia-Pelayo who each received options to purchase 7,500 shares as they no longer receive option grants from Inter Parfums, S.A.

For executive officers of United States operations and Mr. Benacin, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, we have discontinued all option grants to purchase shares of our majority-owned, French subsidiary, Inter Parfums, S.A. to avoid diluting our ownership interest in Inter Parfums, S.A., and we intend to continue this practice in the future to avoid further dilution. In lieu of option grants to purchase shares of our majority-owned, French subsidiary, we have granted options to our French executive officers and employees under the French Addendum to our stock option plan, which have a term of 6 years and vest 4 years after the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period matches the service period with the potential benefits of the option. Further, under our stock option plan, non-qualified stock options granted to executives terminate immediately upon the executive’s termination of association with our company. This termination provision coupled with vesting may reduce certain benefits afforded to an executive when an executive officer leaves our employ.

 Previously, over the past few years as our company has grown and the market price or our common stock has increased, Messrs. Madar and Benacin have realized substantial compensation as the result of the exercise of their options. As the two executives most responsible for continued growth and success of our company, the Committee believes the granting of options is an appropriate tool to tie a substantial portion of their compensation to the success of our company and is completely warranted.

Unfortunately, with the global economic downturn commencing in the fourth quarter of 2008, the market price of our common stock as reported by The Nasdaq Stock Market has decreased substantially. As the result of such price decline, all outstanding options, other than the option grants made on December 31, 2008, have exercise prices which are in excess of the market price, thus rendering such option potentially worthless. It is the hope of the Executive Compensation and Stock Option Committee that the most recent option grant with a lower exercise price based upon the market price at the time, as compared to prior years, will still act as a sufficient additional incentive for increased individual executive performance. In addition, Inter Parfums, SA maintains its own profit sharing plan and a relatively small pension plan, which provide long term benefits to the executive officers of our European operations.

Conclusion

The actual compensation realized as the result of the exercise of options in the past, as well as the future potential of such rewards, are powerful incentives for increased individual performance and ultimately increased company performance. In view of the fact that the executive officers named above contribute significantly to our profitable operations, the Executive Compensation and Stock Option Committee believes the option grants are valid incentives for these executive officers and are fair to our shareholders.

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

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number Of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise Or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)
Jean Madar	12/31/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	6.925
Jean Madar	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	13,875	11.297
Russell Greenberg	12/31/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	15,000	6.925
Philippe Benacin	12/31/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	6.925
Philippe Benacin	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	13,875	11.297
Philippe Santi	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	12,750	11.297
Frédéric Garcia-Pelayo	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	12,750	11.297

As discussed above, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. Further, as reported above, options granted to French employees under the French Addendum to our stock option plan, have a term of 6 years, and vest 4 years after the date of grant.

We believe that the vesting period of these options serves a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period matches the service period with the potential benefits of the option.

Options were granted in February 2008 after the technical amendments to our stock option plan to comply with certain provisions of French law.

Outstanding Equity Awards At Fiscal Year-End

The following table sets certain information relating to outstanding equity awards in our company held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	75,000		-0-	10.260	12/09/09
	75,000		-0-	9.967	04/19/10
	24,000		-0-	13.103	12/14/12
		36,000	-0-	13.103	12/14/12
	5,700		-0-	12.577	12/26/13
		22,800	-0-	12.577	12/26/13
	2,775		-0-	11.297	2/13/14
		11,100	-0-	11.297	2/13/14
		19,000	-0-	6.925	12/30/14

Russell Greenberg	37,500		-0-	10.260	12/09/09
	37,500		-0-	9.967	04/19/10
	15,000		-0-	13.103	12/14/12
		22,500	-0-	13.103	12/14/12
	4,500		-0-	12.577	12/26/13
		18,000	-0-	12.577	12/26/13
		15,000	-0-	6.925	12/30/14

Philippe Benacin	75,000		-0-	10.260	12/09/09
	75,000		-0-	9.967	04/19/10
	24,000		-0-	13.103	12/14/12
		36,000	-0-	13.103	12/14/12
	5,700		-0-	12.577	12/26/13
		22,800	-0-	12.577	12/26/13
	2,775		-0-	11.297	2/13/14
		11,100	-0-	11.297	2/13/14
		19,000	-0-	6.925	12/30/14

Philippe Santi	15,000		-0-	16.827	02/12/09
	11,250		-0-	10.260	12/09/09
	11,250		-0-	9.967	04/19/10
	3,000		-0-	13.103	12/14/12
		4,500	-0-	13.103	12/14/12
		12,750	-0-	11.297	2/13/14

Frédéric Garcia-Pelayo	3,000		-0-	13.103	12/14/12
		4,500	-0-	13.103	12/14/12
		12,750	-0-	11.297	2/13/14

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTER PARFUMS, S.A.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (euros)	Option Expiration Date
Jean Madar	14,641		15.10	08/26/09
	20,498		22.10	03/25/10
		14,641	20.60	05/26/11
		13,310	26.30	06/01/12

Russell Greenberg	3,222		9.20	08/26/09
	1,318		15.10	08/26/09
	1,172		22.10	03/25/10
		1,464	20.60	05/26/11
		1,065	26.30	06/01/12

Philippe Benacin	14,641		15.10	08/26/09
	20,497		22.10	03/25/10
		14,641	20.60	05/26/11
		13,310	26.30	06/01/12

Philippe Santi	7,321		15.10	08/26/09
	10,542		22.10	03/25/10
		8,785	20.60	05/26/11
		7,986	26.30	06/01/12

Frédéric Garcia-Pelayo	7,331		9.20	08/26/09
	7,321		15.10	08/26/09
	10,542		22.10	03/25/10
		8,785	20.60	05/26/11
		7,986	26.30	06/01/12

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	-0-	-0-	-0-	-0-
Russell Greenberg	-0-	-0-	-0-	-0-
Philippe Benacin	-0-	-0-	-0-	-0-
Philippe Santi	11,250	$58,275	-0-	-0-
Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the past fiscal year, of Inter Parfums, S.A., for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	-0-	-0-	-0-	-0-

Philippe Benacin	6,067	123,446	-0-	-0-

Russell Greenberg	3,627	46,000	-0-	-0-

Philippe Santi	10,631	154,308	-0-	-0-

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	106,000	11,757
Philippe Santi	Inter Parfums SA Pension Plan	NA	106,000	11,757
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	106,000	11,757

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. For 2009 Mr. Benacin presently receives an annual salary of €229,600 (approximately $298,480, plus annual lodging expenses of €60,000 (approximately $78,000) and automobile expenses of €10,800 (approximately $14,040), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[9]	Total ($)
Francois Heilbronn[1]	12,000	-0-	5,175	-0-	-0-	-0-	17,175
Joseph A. Caccamo [2]	8,000	-0-	5,175	-0-	-0-	-0-	13,125	[10]
Jean Levy[3]	12,000	-0-	5,175	-0-	-0-	7,530	24,705
Robert Bensoussan-Torres[4]	4,000	-0-	5,175	-0-	-0-	10,620	19,795
Jean Cailliau[5]	4,000	-0-	5,175	-0-	-0-	-0-	9,175
Serge Rosinoer[6]	4,000	-0-	2,588	-0-	-0-	7,530	14,118
Patrick Choël[7]	12,000	-0-	5,175	-0-	-0-	-0-	17,175

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 7,500 shares of our common stock.
2.
Mr. Caccamo stepped down from the board of directors in January 2009. As of the end of the last fiscal year, Mr. Caccamo held options to purchase an aggregate of 19,500 shares of our common stock, 7,500 of which are held as nominee for his present firm and 12,000 of which are held as nominee for his former employer. Mr. Caccamo disclaims beneficial ownership of such options. In accordance with the terms of our 2004 Nonemployee Director Stock Option Plan, all of such options expire 90 days after Mr. Caccamo ceased to be a director.

3.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 7,500 shares of our common stock.

4.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 7,500 shares of our common stock.
5.
Mr. Cailliau stepped down from the board of directors in October 2008. As of the end of the last fiscal year, Mr. Cailliau held options to purchase an aggregate of 4,000 shares of our common stock. . In accordance with the terms of our 2004 Nonemployee Director Stock Option Plan, all of such options expired 90 days after Mr. Cailliau ceased to be a director.

6.	As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 6,004 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 6,000 shares of our common stock.
9.	Represents the difference between the exercise price of the option and the fair market value of the underlying common stock on the date of exercise.
10.	Does not include $223,000 paid for legal fees and expenses to Mr. Caccamo’s law firm.

For 2008 all nonemployee directors received $2,000 for each board meeting at which they participate. Mr. Caccamo’s board fees were paid to his law firm.  In addition, all members of the Audit Committee receive an additional annual fee of $4,000 on January 1 of each year in which they serve on the Audit Committee.

We maintain stock option plans for our nonemployee directors. The purpose of these plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company. Under such plans, options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date. However, if a nonemployee director does not attend certain of the board meetings, then such option grants are reduced according to a schedule. In addition, options to purchase 2,000 shares are granted to each nonemployee director upon his initial election or appointment to our board.

On February 1, 2009, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres and Patrick Choël, and an option to purchase 500 shares was granted to Serge Rosinoer, all at the exercise price of $6.148 per share under the 2004 plan. Such options vest ratably over a 4 year period.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth information, as of March 6, 2009 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of March 6, 2009 we had 30,168,939 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	8,101,965[2]	26.7%

Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	8,017,999[3]	26.4%

Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	121,500[4]	Less than 1%

Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	40,500[5]	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	73,688[6]	Less than 1%

Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	7,125[7]	Less than 1%

1. 1 All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of Inter Parfums and Philippe Benacin, the Vice Chairman of the Board and President of Inter Parfums, have a verbal agreement or understanding to vote their shares in a like manner. As Messrs. Madar and Benacin  beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, Inter Parfums is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market.

2 Consists of 3,403,424 shares held directly, 4,516,066 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 182,475 shares. Includes 1,400,000 shares pledged as collateral for personal loans/lines of credit.

3 Consists of 4,719,460 shares held directly, 2,891,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, 225,000 shares for which proxies are held, and options to purchase 182,475 shares.

4  Consists of 27,000 shares held directly and options to purchase 94,500 shares.
5  Consists of shares of common stock underlying options.
6 Consists of 45,563 shares held directly, 22,500 shares held indirectly by his children and options to purchase 5,625 shares.
7  Consists of 1,500 shares held directly and options to purchase 5,625 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	13,125[8]	Less than 1%

Serge Rosinoer 14 rue LeSueur 75116 Paris, France	15,114[9]	Less than 1%

Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	4,125[10]	Less than 1%

Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	3,000[11]	Less than 1%

Axel Marot Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

Hugues de la Chevasnerie Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	20,675[12]	Less than 1%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	3,828,883[13]	12.5%

All Directors and Officers As a Group 16 Persons)	16,416,816[14]	53.5%

8  Consists of 7,500 shares held directly and options to purchase 5,625 shares.
9  Consists of 10,050 shares held directly and options to purchase 5,064 shares.
10 Consists of 1,500 shares held directly and options to purchase 2,625 shares.
11 Consists of shares of common stock underlying options.
12 Consists of 5,675 shares held directly and options to purchase 15,000 shares.
13 Information derived from an Amendment to Schedule 13G dated January 26, 2009.
14 Consists of 15,649,302 shares held directly or indirectly, options to purchase 542,514 shares and proxies to vote 225,000 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,138,375	11.23	1,213,369
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	1,138,375	11.23	1,213,369

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

Remuneration of Counsel

Joseph A. Caccamo, a former director, is a shareholder of the law firm of GrayRobinson, P.A., our general counsel. During 2008, we paid GrayRobinson, P.A. $223,000 for their services and reimbursement of disbursements incurred on our behalf.

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

Director Independence

The following are our directors who are “independent directors” within the applicable rules of The Nasdaq Stock Market:

Francois Heilbronn
Jean Levy
Robert Bensoussan-Torres
Serge Rosinoer
Patrick Choël

We follow and comply with the independent director definitions as provided by The Nasdaq Stock Market rules in determining the independence of our directors, which are posted on our company’s website. In addition, such rules are also available on The Nasdaq Stock Market’s website.

However, as stated above, Messrs. Jean Madar and Philippe Benacin have a verbal agreement or understanding to vote their shares in a like manner. As Messrs. Madar and Benacin beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock, Inter Parfums is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market. As a controlled company, we are exempt for certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement of a nominating committee of the board.

In addition, The Nasdaq Stock Market maintains more stringent rules relating to director independence for the members of our Audit Committee, and the members of our Audit Committee, Messrs. Heilbronn, Levy and Choël, are independent within the meaning of those rules. We are not exempt from the more stringent rules relating to director independence for the members of our Audit Committee by virtue of the controlled company exception.

Item 14.  Principal Accountant Fees and Services

General

On October 15, 2004 Mazars LLP was engaged as the principal accountants to audit the financial statements of Inter Parfums, Inc. The decision to engage Mazars LLP was approved by our audit committee.

Fees

The following sets forth the fees billed to us by Mazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2008 and December 31, 2007.

Audit Fees

During 2008 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $849,000. During 2007 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $667,000.

Audit-Related Fees

Mazars billed us $11,000 and $25,000 for audit related fees during 2008 and 2007, respectively.

Tax Fees

Mazars LLP did not bill us for tax services during 2008 or 2007.

All Other Fees

Mazars LLP did not bill us for any other services during 2008 or 2007.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2008 the audit committee authorized the following non-audit services to be performed by Mazars LLP.

•	We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2008.

•
We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2008. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

•
If we require other services by Mazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that Mazars can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In February 2009, the audit committee authorized the same non-audit services to be performed by Mazars LLP as disclosed above. ☐

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page No.
(a)(1)	Financial Statements annexed hereto

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3

	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008	F-4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2008	F-5

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules annexed hereto:

	Schedule II - Valuation and Qualifying Accounts	F-28

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2004:

Exhibit No.	Description

3.1.6	Amendment to Certificate of Incorporation dated 6 August 2004

10.104	Lease dated as of 1 March 2001 for 300 West 14th Street, New York, NY

10.105	Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (French Original)

10.105.1	Loan Contract dated 12 July 2004 between Credit Lyonnais and Inter Parfums, S.A. (English Translation)

10.106	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)

10.106.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)

Exhibit No.	Description

10.107	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

10.107.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)

10.108	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France (French Original)

10.108.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 6th Floor-Right, Paris, France(English Translation)

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

10.119	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (French original)

10.119.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (English translation)

Exhibit No.	Description

10.120	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (French original)

10.120.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (English translation)

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended 31 December 2007:

Exhibit No.	Description

10.132
Manufacturing and License Agreement Between Retail Brand Alliance, Inc., D/B/A Brooks Brothers – Licensor and Inter Parfums USA, LLL. – Licensee
Dated November 2007
(Certain confidential information in this Exhibit 10.132 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

4.26	Addendum [France] to 2004 Stock Option Plan

4.27	Form of Option Agreement for Options Granted to Executive Officers on December 26, 2007 with Schedule Option Holders and Number of Options Granted

4.28	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 with Schedule Option Holders and Number of Options Granted

4.29	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 under French Addendum to Stock Option Plan with Schedule Option Holders and Number of Options Granted

21	List of Subsidiaries

23	Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

Exhibit No.	Description

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended March 31, 2008:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2008:

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

The following documents are filed with this report:

Exhibit No.	Description

10.135
Bail Commercial situé au 2ème étage, 4/6 rond point des Champs Elysees, Paris, France, entre Dauchez Administrateur De Biens et Inter Parfums, S.A. [dated] le 21 janvier 2009 – [French original] (Certain confidential information in this Exhibit 10.135 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.135.1
Commercial Lease for portion of the 2nd Floor, at 4/6 rond point des Champs Elysees, Paris, France, between Dauchez Property Administrators and Inter Parfums, S.A. dated January 21, 2009 -English translation] (Certain confidential information in this Exhibit 10.135.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.136
Bail Commercial situé au 6ème étage, 4/6 rond point des Champs Elysees, Paris, France, entre Dauchez Administrateur De Biens et Inter Parfums, S.A. [dated] le 21 janvier 2009 – [French original] (Certain confidential information in this Exhibit 10.136 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.136.1
Commercial Lease for portion of the 6th Floor, at 4/6 rond point des Champs Elysees, Paris, France, between Dauchez Property Administrators and Inter Parfums, S.A. dated January 21, 2009 – [English translation] (Certain confidential information in this Exhibit 10.136.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

4.30	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2008 with Schedule of Option Holders and Options Granted

21	List of Subsidiaries

23	Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

Exhibit No.	Description

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008	F-4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2008	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-28

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the three-year period ended December 31, 2008. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March __, 2009 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 11, 2009

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands except share and per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$42,404	$90,034
Accounts receivable, net	120,507	118,140
Inventories	123,633	106,022
Receivables, other	2,904	5,928
Other current assets	10,034	5,253
Income tax receivable	1,631	168
Deferred tax assets	3,388	4,300
Total current assets	304,501	329,845
Equipment and leasehold improvements, net	7,670	7,262
Trademarks, licenses and other intangible assets, net	104,922	101,577
Goodwill	5,470	6,715
Other assets	2,574	653
Total assets	$425,137	$446,052
Liabilities and Shareholders’ Equity
Current liabilities:
Loans payable – banks	$13,981	$7,217
Current portion of long-term debt	13,352	16,215
Accounts payable - trade	66,236	88,297
Accrued expenses	35,368	35,507
Income taxes payable	442	3,023
Dividends payable	996	1,026
Total current liabilities	130,375	151,285
Deferred tax liability	11,562	4,664
Long-term debt, less current portion	27,691	43,518
Minority interest	51,308	53,925
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding 30,168,939 and 30,798,212 shares at December 31, 2008 and 2007, respectively	30	31
Additional paid-in capital	41,950	40,023
Retained earnings	168,025	147,995
Accumulated other comprehensive income	25,515	30,955
Treasury stock, at cost, 9,966,379 and 9,303,956 common shares at December 31, 2008 and 2007, respectively	(31,319)	(26,344)
Total shareholders’ equity	204,201	192,660
Total liabilities and shareholders’ equity	$425,137	$446,052
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2008, 2007, and 2006
(In thousands except share and per share data)

	2008	2007	2006
Net sales	$446,124	$389,560	$321,054
Cost of sales	191,915	160,137	143,855
Gross margin	254,209	229,423	177,199
Selling, general, and administrative	202,264	181,224	141,074
Impairment loss	936	868	—
Income from operations	51,009	47,331	36,125
Other expenses (income):
Interest expense	4,940	3,667	1,797
(Gain) loss on foreign currency	1,380	219	(172)
Interest and dividend income	(1,745)	(3,166)	(2,303)
Gain on subsidiary’s issuance of stock	—	(665)	(332)
	4,575	55	(1,010)
Income before income taxes and minority interest	46,434	47,276	37,135
Income taxes	16,312	16,675	13,201
Income before minority interest	30,122	30,601	23,934
Minority interest in net income of consolidated subsidiaries	6,357	6,784	6,192
Net income	$23,765	$23,817	$17,742
Net income per share:
Basic	$0.78	$0.78	$0.58
Diluted	0.77	0.76	0.58
Weighted average number of shares outstanding:
Basic	30,621,070	30,666,141	30,486,463
Diluted	30,777,985	31,004,299	30,852,738
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007, and 2006
(In thousands except share data)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Comprehensive	comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income	income	Shares	Amount	Total
Balance – January 1, 2006	30,378,465	$30	$36,630	$112,802		$3,574	9,454,153	$(25,309)	$127,727
Comprehensive income:
Net income	—	—	—	17,742	$17,742	—	—	—	17,742
Foreign currency translation adjustments	—	—	—	—	11,527	11,527	—	—	11,527
Net derivative instrument gain, net of tax	—	—	—	—	69	69	—	—	69
Total comprehensive income					$29,338
Dividends	—	—	—	(3,259)		—	—	—	(3,259)
Shares issued upon exercise of stock options	341,400	1	1,379	—		—	(150,000)	402	1,782
Stock compensation	—	—	76	549		—	—	—	625
Shares received as proceeds of option exercises	(67,677)	—	—	—		—	67,677	(941)	(941)
Balance – December 31, 2006	30,652,188	31	38,085	127,834		15,170	9,371,830	(25,848)	155,272
Comprehensive income:
Net income	—	—	—	23,817	$23,817	—	—	—	23,817
Foreign currency translation adjustments	—	—	—	—	15,816	15,816	—	—	15,816
Net derivative instrument loss, net of tax	—	—	—	—	(31)	(31)	—	—	(31)
Total comprehensive income					$39,602
Dividends	—	—	—	(4,093)		—	—	—	(4,093)
Shares issued upon exercise of stock options including income tax benefit of $915	228,150	—	1,720	—		—	(150,000)	414	2,134
Stock compensation	—	—	218	437		—	—	—	655
Shares received as proceeds of option exercises	(82,126)	—	—	—		—	82,126	(910)	(910)
Balance – December 31, 2007	30,798,212	31	40,023	147,995		30,955	9,303,956	(26,344)	192,660
Comprehensive income:
Net income	—	—	—	23,765	$23,765	—	—	—	23,765
Foreign currency translation adjustments	—	—	—	—	(9,755)	(9,755)	—	—	(9,755)
Net derivative instrument gain, net of tax	—	—	—	—	4,315	4,315	—	—	4,315
Total comprehensive income					$18,325
Dividends	—	—	—	(4,039)		—	—	—	(4,039)
Shares issued upon exercise of stock options including income tax benefit of $988	33,150	—	1,260	—		—	—	—	1,260
Stock compensation	—	—	452	304		—	—	—	756
Gain on subsidiaries issuance of stock	—	—	215	—		—	—	—	215
Purchased treasury shares	(662,423)	(1)	—	—		—	662,423	(4,975)	(4,976)
Balance – December 31, 2008	30,168,939	$30	$41,950	$168,025		$25,515	9,966,379	$(31,319)	$204,201

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$23,765	$23,817	$17,742
Adjustments to reconcile net income to net cash provided by (used-in) operating activities:
Depreciation and amortization	9,925	8,031	5,347
Impairment of goodwill	936	868	—
Provision for doubtful accounts	148	588	118
Noncash stock compensation	1,119	1,096	625
Minority interest in net income of consolidated subsidiaries	6,357	6,784	6,192
Deferred tax provision (benefit)	4,118	(657)	843
Change in fair value of derivatives	1,759	—	412
Gain on subsidiary’s issuance of stock	—	(665)	(332)
Loss on sale of trademark	—	—	245
Changes in:
Accounts receivable	(8,768)	2,984	(18,714)
Inventories	(23,285)	(28,677)	(16,053)
Other assets	4,010	(1,602)	(1,342)
Accounts payable and accrued expenses	(18,051)	25,014	18,677
Income taxes payable, net	(8,461)	936	(393)
Net cash provided by (used-in) operating activities	(6,428)	38,517	13,367
Cash flows from investing activities:
Purchases of short-term investments	(5,144)	(300)	(6,700)
Proceeds from sale of short-term investments	5,144	13,100	11,300
Purchase of equipment and leasehold improvements	(3,803)	(2,380)	(3,452)
Payment for intangible assets acquired	(1,095)	(58,723)	(5,042)
Proceeds from sale of stock of subsidiary	2,695	2,879	2,830
Payment for acquisition of minority interests	(18,493)	(10,984)	—
Proceeds from sale of trademark	—	—	1,131
Net cash provided by (used in) investing activities	(20,696)	(56,408)	67
Cash flows from financing activities:
Proceeds from loans payable – banks	7,089	762	4,974
Proceeds from issuance of long-term debt	—	54,948	—
Repayment of long-term debt	(16,292)	(10,440)	(4,019)
Purchase of treasury stock	(4,975)	(107)	(164)
Proceeds from exercise of options including tax benefits	1,260	1,331	1,004
Dividends paid	(4,069)	(3,879)	(3,251)
Dividends paid to minority interest	(1,735)	(1,594)	(1,218)
Net cash provided by (used in) financing activities	(18,722)	41,021	(2,674)
Effect of exchange rate changes on cash	(1,784)	8,657	5,355
Net increase (decrease) in cash and cash equivalents	(47,630)	31,787	16,115
Cash and cash equivalents – beginning of year	90,034	58,247	42,132
Cash and cash equivalents – end of year	$42,404	$90,034	$58,247
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,894	$3,872	$1,586
Income taxes	13,311	15,211	13,227
See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (“the Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 56%, 54% and 57% of net sales in 2008, 2007 and 2006, respectively.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 75% owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In January 2007, IPSA formed and began operations of four new majority-owned distribution subsidiaries, Inter Parfums Limited, Inter Parfums Deutschland GMBH, Inter Parfums srl and Inter España Parfums et Cosmetiques, SL, covering territories in The United Kingdom, Germany, Italy and Spain, respectively. The minority shareholders of the majority-owned distribution subsidiaries have binding obligations to make good on losses in excess of their investments in the joint ventures. In June 2008, IPSA formed a new wholly-owned subsidiary, Inter Parfums (Suisse) SA, to hold and manage certain of its brand names. All material intercompany balances and transactions have been eliminated.

Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported and disclosures included in the Consolidated Financial Statements. Actual results could differ from those assumptions and estimates. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the Consolidated Financial Statements.

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

Short-term Investments

From time to time the Company has short-term investments which consist of certificates of deposit with maturities of greater than three months.

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances which are estimated to be uncollectible aggregating $1.3 million and $2.4 million as of December 31, 2008 and 2007, respectively. Accounts receivable balances are written off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Inventories

Inventories, including promotional merchandise, only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated, $4.1 million, $3.2 million and $2.1 million as of December 31, 2008, 2007 and 2006, respectively.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosure about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debts with the same remaining maturities and is approximately equal to its carrying value.

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using third party quotes obtained from financial institutions.

The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

		Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,816	$19,816	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounted	8,162	—	8,162	—

	$27,978	$19,816	$8,162	$—
Liabilities
Foreign currency forward exchange contracts not accounted for using hedge accounted	$1,429	—	$1,429	—
Interest rate swaps	811	—	811	—

	$2,240	$—	$2,240	$—

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of inter rate swaps and the valuation of foreign currency forward exchange contract not accounted for using hedge accounting resulted in liabilities which are included in accrued expenses on the accompanying balance sheet as of December 31, 2008. The valuation of foreign currency forward exchange contracts accounted for using hedge accounting resulted in assets which are included in either other current assets ($6.4 million) or other assets ($1.8 million) on the accompanying balance sheet as of December 31, 2008, depending upon the maturity dates of the contract. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity until the forecasted sale is recorded or when the hedge is determined to be ineffective.

The Company occasionally enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness as defined by SFAS No. 133 is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. As of December 31, 2008, cash-flow hedges were highly effective, in all material respects.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into $90 million of foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. As of December 31, 2008, the Company recorded a charge of $0.8 million relating to the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference. The change in value relating to the foreign currency forward exchange contracts not accounted for using hedge accounting is also reported as a gain or loss. These charges are included in loss on foreign currency in the accompanying consolidated statements of income. At December 31, 2008, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $128 million, GB pounds 3.7 million, and Japanese yen 95.8 million which all have maturities of less than a year except for U.S. $21 million which have maturities of 13 to 16 months.

Goodwill and Other Intangible Assets

The Company reviews goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Goodwill	$5,470	$—	$—	$5,470

The goodwill relates to the Company’s Nickel skin care business which is primarily a component of our European operations. In performing our annual review of the recoverability of the carrying amount of goodwill, we determined that Nickel product sales, although up slightly in 2008 as compared to 2007, continue to be lower than we originally anticipated. We have measured fair value as a multiple of sales applied to the average of 2007 and 2008 actual sales and projected sales for 2009. The sales multiple was based on a third party financial institution study of sales multiples for all transactions in the skin care, perfume and cosmetic sectors since 2001. As a result, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss. Accumulated impairment losses relating to goodwill aggregated $1.8 million as of December 31, 2008. Activity relating to the goodwill is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

	December 31,
	2008	2007
Balance - beginning of year	$6,715	$4,978
Goodwill acquired	—	1,892
Effect of changes in foreign currency translation rates	(309)	713
Impairment loss	(936)	(868)
Balance - end of year	$5,470	$6,715

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

Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs, which aggregated $6.2 million, $6.2 million and $5.5 million in 2008, 2007 and 2006, respectively, are included in selling, general and administrative expense in the consolidated statements of income. One customer represented 12%, 13% and 15% of consolidated net sales in 2008, 2007 and 2006, respectively.

Payments to Customers

The Company is subject to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with this guidance, the Company has recorded the revenues generated from purchase with purchase promotions as sales and the costs of its purchase with purchase and gift with purchase promotions as cost of sales. Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of net sales.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expense were $65.8 million, $58.5 million and $46.5 million for 2008, 2007 and 2006, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $34.3 million, $23.0 million and $20.6 million in 2008, 2007 and 2006, respectively.

Package Development Costs

Package development costs associated with new products and redesigns of existing product packaging are expensed as incurred.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

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

Issuance of Common Stock by Consolidated Subsidiary

Prior to the acquisition of minority interests discussed in Note (3), the difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, was reflected as a gain or loss in the consolidated statements of income. Subsequent to the acquisition of minority interests, in accordance with SAB 51, the difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, is reflected as an equity adjustment in the consolidated balance sheets.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average number of shares outstanding during each year, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. All share and per share amounts for dates and periods prior to the stock split discussed in Note 10 have been restated to reflect the retroactive effect of the stock split.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income	$23,966	$23,817	$17,742
Effect of dilutive securities of consolidated subsidiary	(99)	(270)	—
Numerator for diluted earnings per share	$23,867	$23,547	$17,742
Denominator:
Weighted average shares	30,621,070	30,666,141	30,486,463
Effect of dilutive securities:
Stock options and warrants	156,915	338,158	366,275
Denominator for diluted earnings per share	30,777,985	31,004,299	30,852,738

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 541,000, 477,000, and 324,000 shares of common stock for 2008, 2007, and 2006, respectively, and outstanding warrants to purchase 187,500 shares of common stock for 2008 and 150,000 shares of common stock for 2007 and 2006.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Treasury Stock

The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts within the parameters authorized by the Board. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. Share Repurchase Authorization may be suspended, limited or terminated at any time without notice.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

(2)	Recent Agreements

Gap Inc.

In April 2008, we expanded our current relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

Our association with Gap Inc. began in July 2005, when we entered into an exclusive agreement to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In March 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

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

As an inducement to enter into this agreement, in July 2005 we granted warrants to purchase 150,000 shares of our common stock to Gap exercisable for five years at $16.80 per share, 125% of the market price on the date of grant. In addition, we agreed to grant up to three (3) additional warrants to Gap. The first additional warrant was granted in September 2006 for 150,000 shares of our common stock exercisable for five years at $11.46 per share, the market price on the date of grant. If the term of our agreement with Gap is extended as discussed above, we will grant to Gap two additional warrants. Each such warrant would be exercisable for 75,000 shares of our common stock at 100% of the market price on the date of grant. The fair market value of the 150,000 warrants granted in July 2005 and the 150,000 warrants granted in September 2006 aggregated approximately $1.7 million and was determined on the date of the first grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.7%; volatility of 50%; a risk-free interest rate of 3.84%; and an expected life of the warrant of five years. Such amount has been capitalized as an intangible asset and is being amortized over the initial term of the agreement. Such amortization is included in selling, general and administrative expense in the accompanying consolidated financial statements.

We have registered with the Securities and Exchange Commission the 300,000 shares purchasable pursuant to the first two warrant grants for resale in May 2007. In the event we fail to maintain an effective registration statement, Gap shall have the right to convert the warrants or any portion thereof into shares of our common stock. Upon exercise of this right we have agreed to deliver, without payment by Gap of any exercise price or any cash or other consideration, that number of shares of fully paid and nonassessable shares of the Company’s Common Stock, the value of which would equal the difference between the fair value and the exercise price of the Company’s Common Stock on the date of exercise attributable to the warrants exercised divided by the fair value of the Company’s common Stock on the date of exercise. We do not have any liability representing future obligations under our registration arrangements relating to the warrants issued to Gap.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

bebe Stores, Inc.

In July 2008, we entered into an exclusive six year worldwide agreement with bebe Stores, Inc. under which we will design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

Brooks Brothers

In November 2007, we entered into exclusive agreements with Retail Brand Alliance, Inc., d/b/a/ Brooks Brothers (“Brooks Brothers”) under which we design, manufacture and supply personal care products for men and women sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty retail and department stores outside the United States including duty free and other travel-related retailers.

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

Prior to this acquisition, the amount paid to secure the license agreement with Lanvin was being amortized over the life of the license agreement. At June 30, 2007, that intangible asset, net of accumulated amortization aggregated €13.2 million. The €22 million paid in July 2007 for the brand names and trademarks together with the carrying value related to the license agreement represents the total cost of acquiring the brand names and trademarks. Such total amount is included in trademarks, licenses and other intangible assets on the Company’s consolidated balance sheets.

Since the residual value of the Lanvin brand names and trademarks, estimated to be approximately €42.5 million, exceeds its carrying amount, no further amortization expense has been, or is expected to be, recorded after June 30, 2007.

New York & Company, Inc.

In April 2007, we entered into an exclusive agreement with New York & Company, Inc. under which we design and manufacture personal care products to be sold at the New York & Company retail locations and on their website. We are responsible for product development, formula creation, packaging and manufacturing while New York & Company is responsible for marketing and selling in its stores.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Van Cleef & Arpels

In September 2006, IPSA entered into an exclusive, worldwide license agreement with Van Cleef & Arpels Logistics SA, for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. The agreement runs through December 31, 2018. As an inducement to enter into this license agreement, we agreed to pay, in January 2007, €18 million (approximately $23.4 million) to Van Cleef & Arpels Logistics SA in a lump sum, up front payment and we agreed to purchase existing inventory of approximately $2.1 million held by YSL Beauté, the former licensee. The asset is included in trademarks, licenses and other intangible assets on the Company’s consolidated balance sheets and the liability for the €18 million up front payment was included in accrued expenses on the December 31, 2006 balance sheet. The license agreement became effective on January 1, 2007.

Quiksilver, Inc.

In March 2006, IPSA entered into an exclusive worldwide license agreement with Quiksilver, Inc. for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy and Quiksilver brands. The agreement runs through 2017.

(3)	Acquisition of Minority Interests

IPSA

In 2008 and 2007, we acquired an additional 3.6% and 1.2% interest, respectively, in IPSA, our majority owned French subsidiary, from its minority shareholders for cash of approximately $18.5 million in 2008 and $6.3 million in 2007.

The allocation of the purchase price was as follows:

	2008	2007

Trademarks	$15,458	$5,469
Minority interest	8,356	2,724
Deferred tax liability	(5,321)	(1,883)
Total	$18,493	$6,310

The acquisition was accounted for under the purchase method and brought our ownership interest in IPSA to approximately 75%.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Nickel, S.A.

In June 2007, the minority shareholders of Nickel S.A., a consolidated subsidiary of the Company, exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to the Company for approximately $4.7 million in cash. The acquisition was accounted for under the purchase method. The allocation of the purchase price was as follows:

Purchase price	$4,673
Less amount recorded for put option liability	1,273
Subtotal	$3,400

Allocated as follows:
Trademarks	$921
Minority interest	587
Goodwill	1,892
Total	$3,400

(4)	Inventories

	December 31,
	2008	2007
Raw materials and component parts	$37,248	$41,108
Finished goods	86,385	64,914
	$123,633	$106,022

(5)	Equipment and Leasehold Improvements

	December 31,
	2008	2007
Equipment	$18,526	$15,499
Leasehold improvements	2,098	1,963
	20,624	17,462
Less accumulated depreciation and amortization	12,954	10,200
	$7,670	$7,262

Depreciation and amortization expense was $3.1 million, $2.5 million and $1.9 million for 2008, 2007 and 2006, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

(6)	Trademarks, Licenses and Other Intangible Assets

2008	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$7,315	$—	$7,315
Trademarks (finite lives)	53,819	115	53,704
Licenses (finite lives)	51,113	9,992	41,121
Other intangible assets (finite lives)	13,817	11,035	2,782
Subtotal	118,749	21,142	97,607
Total	$126,064	$21,142	$104,922

2007	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$7,497	$—	$7,497
Trademarks (finite lives)	54,688	115	54,573
Licenses (finite lives)	41,784	5,971	35,813
Other intangible assets (finite lives)	13,018	9,324	3,694
Subtotal	109,490	15,410	94,080
Total	$116,987	$15,410	$101,577

During 2008, 2007 and 2006, there were no charges for the impairment of trademarks with indefinite useful lives. Amortization expense was $6.9 million, $5.3 million and $3.4 million for 2008, 2007 and 2006 respectively. Amortization expense is expected to approximate $6.0 million in 2009, $5.8 million in 2010 and 2011, and $4.6 million in 2012 and 2013. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 16 years, 9 years and 3 years, respectively, and 12 years in the aggregate.

(7)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling $45 million, bearing interest at the three month EURIBOR plus 0.60% (the three month EURIBOR was 2.89% at December 31, 2008). Outstanding amounts totaled $5.6 million and $6.2 million at December 31, 2008 and 2007, respectively.

The Company has borrowings available under a $15 million unsecured revolving line of credit due on demand and bearing interest at the prime rate minus 1% (the prime rate was 3.25% as of December 31, 2008). The line of credit which has a maturity date of July 1, 2009 is expected to be renewed on an annual basis. Outstanding amounts totaled $8.4 million and $1.0 at December 31, 2008 and 2007.

The weighted average interest rate on short-term borrowings was 2.76% and 5.49% as of December 31, 2008 and 2007, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

(8)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
16 million euro variable rate facility at three month EURIBOR plus 0.60%, payable in 20 equal quarterly installments	$2,227	$7,066
18 million euro fixed rate facility at 4.1%, payable in 20 quarterly installments	15,639	21,622
22 million euro variable rate facility at three month EURIBOR plus 0.40%, payable in 20 equal quarterly installments	22,960	30,767
Other	217	278
	41,043	59,733
Less current maturities	13,352	16,215
Total	$27,691	$43,518

In connection with the 16 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a variable rate based on the 12 month EURIBOR with a floor of 3.25% and a ceiling of 3.85%. In connection with the 22 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of 4.42%. These derivative instruments are recorded at fair value and changes in fair value which aggregated $0.8 million in 2008 is reflected in interest expense on the consolidated statements of income.

Some of the Company’s long-term debt facilities require the maintenance of certain financial covenants. Using December 31, 2008 exchange rates, maturities of long-term debt subsequent to December 31, 2008 are $13.4 million in 2009, $11.3 million in 2010, $11.7 million in 2011 and $4.6 million in 2012.

(9)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to escalation clauses and expire at various dates through 2015. Rental expense amounted to $9.9 million, $9.1 million and $7.1 million in 2008, 2007 and 2006, respectively. Minimum future annual rental payments are as follows:

2009	$7,071
2010	7,244
2011	5,739
2012	2,615
2013	1,753
Thereafter	2,700
$27,122

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2018. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2009	$137,688
2010	144,559
2011	148,803
2012	153,960
2013	159,961
Thereafter	561,522

$1,306,493

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2008, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $37.3 million, $35.6 million and $31.4 million, in 2008, 2007 and 2006, respectively.

(10)	Shareholders’ Equity

Stock Split

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

Issuance of Common Stock by Consolidated Subsidiary

During 2008, 2007 and 2006, 77,068, 121,746 and 169,479 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2008 and 2007, the Company’s percentage ownership of IPSA was approximately 75%.

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Prior to 2006, options granted under the plans vested immediately and were exercisable for a period of five years.  Commencing in 2006, options granted under the plans typically have a six-year term and vest over a five-year period. The fair value of shares vested in 2008 and 2007 aggregated $0.3 million and $0.2 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	344,700	$4.24
Nonvested options granted	246,100	$3.37
Nonvested options vested or forfeited	100,538	$4.20
Nonvested options – end of year	490,262	$3.81

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Share-based payment expenses decreased income before income taxes by $1.1 million in both 2008 and 2007 and $0.9 million in 2006, decreased net income by $0.62 million, $0.54 million and $0.44 million in 2008, 2007 and 2006, respectively, and reduced diluted earnings per share by $0.02 in both 2008 and 2007 and $0.01in 2006.

The following table summarizes stock option activity and related information as of December 31, 2008 and does not include information relating to options of IPSA granted by IPSA, our majority owned subsidiary:

	Year ended December 31,
	2008		2007		2006
	Options	Weighted Average exercise price	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Shares under option - beginning of year	1,206,600	$12.29	1,301,400	$11.02	1,478,325	$9.35
Options granted	246,100	9.86	144,450	12.75	271,800	13.05
Options exercised	(33,150)	8.22	(228,150)	5.34	(341,400)	5.22
Options cancelled	(281,175)	14.92	(11,100)	12.61	(107,325)	11.67
Shares under options - end of year	1,138,375	11.23	1,206,600	12.29	1,301,400	11.02

At December 31, 2008, options for 1,213,369 shares were available for future grant under the plans.

As of December 31, 2008, the aggregate intrinsic value of options outstanding is $0.1 million and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.8 million which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority owned subsidiary, IPSA, was 0.4 million euro. Options under IPSA plans vest over a four year period.

The weighted average fair values of the options granted by Inter Parfums, Inc. during 2008, 2007 and 2006 were $3.36, $4.37 and $4.24 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2008, 2007 and 2006 are set forth in the following table. Expected volatility is estimated based on historic volatility of the Company’s common stock. The Company uses the simplified method in developing its estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters recently instituted by the company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

	Year Ended December 31,
	2008	2007	2006
Weighted-average expected stock-price volatility	41%	39%	30%
Weighted-average expected option life	4.7 years	4.5 years	5 years
Weighted-average risk-free interest rate	2.3%	3.5%	4.7%
Weighted-average dividend yield	1.25%	0.9%	0.9%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by IPSA, our majority owned subsidiary whose stock is publicly traded in France. No options were granted by IPSA during 2008 and 2007. The weighted average fair values of the options granted by Inter Parfums, S.A. during 2006 were 10.37 euro per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.94%; volatility of 25%; risk-free interest rate of 4.6%; and an expected life of the option of four years.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2008	2007	2006
Cash proceeds from stock options exercised	$272	$1,331	$1,004
Tax benefits	$988	$915	$—
Intrinsic value of stock options exercised	$158	$1,368	$3,028

No tax benefit was realized or recognized in 2006 from stock options exercised as valuation reserves were allocated to those potential benefits.

The following table summarizes additional stock option information as of December 31, 2008:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$6.93	81,100	6.00 years	—
$9.97	232,650	1.30 years	232,650
$10.13 – $10.26	243,750	0.95 years	243,750
$11.01 – $11.49	165,975	5.00 years	3,000
$12.58 – $12.64	123,675	4.85 years	29,535
$13.10 – $13.23	246,225	3.91 years	96,578
$15.37	12,000	0.09 years	12,000
$16.83	30,000	0.12 years	30,000
$18.00	3,000	4.41 Years	600
Totals	1,138,375	2.87 Years	648,113

As of December 31, 2008 the weighted average exercise price of options exercisable was $11.09 and the weighted average remaining contractual life of options exercisable is 1.63 years. The aggregate intrinsic value of options exercisable at December 31, 2008 is zero.

The Chief Executive Officer and the President each exercised 75,000 outstanding stock options of the Company’s common stock in both 2007 and 2006. The aggregate exercise prices of $0.8 million in both 2007 and 2006 were paid by them tendering to the Company in 2007 and 2006 an aggregate of 72,429 and 55,917 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2007 and 2006 an additional 9,698 and 11,760 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

Treasury Stock

In February 2008, the board of directors of the Company authorized a stock repurchase program whereby the Company is authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In February 2008, 194,286 shares of the Company’s common stock were repurchased at an average price of $11.30 per common share. In June 2008, the board of directors authorized a reset of the stock repurchase program whereby the Company was authorized to repurchase a maximum of 500,000 shares of its common stock in the open market. In December, 468,137 shares of the Company’s common stock were repurchased at an average price of $5.92 per common share and the board of directors authorized an additional 1 million to be potentially purchased pursuant to the stock repurchase program. Under the current program, as of December 31, 2008 the Company is authorized to repurchase up to 1,031,863 additional shares of the Company’s common stock.

Dividends

The Company declared dividends of $0.133, $0.133, and $0.107 per share per annum in 2008, 2007, and 2006, respectively. The quarterly dividend of $1.0 million declared in December 2008 was paid in January 2009.

(11)	Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sales of the prestige brand name fragrances and United States operations primarily represent the sale of specialty retail and mass market fragrances. Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2008	2007	2006
Net sales:
United States	$59,657	$58,807	$50,980
Europe	389,009	332,420	271,650
Eliminations of intercompany sales	(2,542)	(1,667)	(1,576)
	$446,124	$389,560	$321,054
Net income:
United States	$1,960	$2,066	$415
Europe	22,063	21,681	17,270
Eliminations	(57)	70	57
	$23,966	$23,817	$17,742
Depreciation and amortization expense:
United States	$1,283	$1,076	$763
Europe	8,642	6,955	4,584
	$9,925	$8,031	$5,347
Interest and dividend income:
United States	$4	$227	$596
Europe	1,741	2,939	1,707
	$1,745	$3,166	$2,303
Interest expense:
United States	$142	$366	$259
Europe	4,798	3,301	1,538
	$4,940	$3,667	$1,797
Income tax expense (benefit):
United States	$1,087	$1,105	$(148)
Europe	15,263	15,517	13,304
Eliminations	(38)	53	45
	$16,312	$16,675	$13,201

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

	December 31,
	2008	2007	2006
Total assets:
United States	$56,320	$52,571	$61,435
Europe	380,058	403,351	281,378
Eliminations of investment in subsidiary	(11,241)	(9,870)	(9,768)
	$425,137	$446,052	$333,045
Additions to long-lived assets:
United States	$479	$1,042	$1,337
Europe	19,877	44,125	30,862
	$20,356	$45,167	$32,199
Total long-lived assets:
United States	$6,537	$7,342	$7,376
Europe	111,525	108,212	62,750
	$118,062	$115,554	$70,126
Deferred tax assets:
United States	$586	$591	$726
Europe	2,802	3,709	1,768
	$3,388	$4,300	$2,494

United States export sales were approximately $22.5 million, $9.5 million and $7.2 million in 2008, 2007 and 2006, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2008	2007	2006
North America	$108,600	$115,400	$107,400
Europe	204,100	173,200	128,300
Central and South America	38,000	28,200	24,500
Middle East	39,200	26,100	21,900
Asia	53,000	43,900	37,700
Other	3,200	2,800	1,300
	$446,100	$389,600	$321,100

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$101,000	$113,000	$104,000
United Kingdom	$25,000	$28,000	$28,000
France	$38,000	$30,000	$21,000

(12)	Income Taxes

The components of income before income taxes and minority interest consist of the following:

	Year ended December 31,
	2008	2007	2006
U.S. operations	$3,047	$3,170	$267
Foreign operations	43,387	44,106	36,868

	$46,434	$47,276	$37,135

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$56	$343	$(321)
State and local	86	190	60
Foreign	12,052	16,799	12,619
	12,194	17,332	12,358
Deferred:
Federal	886	437	(81)
State and local	59	135	195
Foreign	3,173	(1,229)	729
	4,118	(657)	843
Total income tax expense	$16,312	$16,675	$13,201

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
State net operating loss carry forwards	$640	$832
Federal net operating loss carry forwards	605	1,490
Foreign net operating loss carry forwards	764	2,351
Alternative minimum tax credit carry forwards	134	75
Inventory and accounts receivable	400	657
Profit sharing	829	885
Stock option compensation	244	—
Effect of inventory profit elimination	1,112	1,308
Other	669	162
Total gross deferred tax assets	5,397	7,760
Valuation allowance	(2,009)	(3,460)
Net deferred tax assets	3,388	4,300
Deferred tax liabilities (long-term):
Property, plant, and equipment	(67)	(225)
Trademarks and licenses	(8,104)	(4,147)
Unrealized gains on cash flow hedges	(3,084)	—
Other	(307)	(292)
Total deferred tax liabilities	(11,562)	(4,664)
Net deferred tax assets (liabilities)	$(8,174)	$(364)

At December 31, 2008 federal net operating loss carryforwards of approximately $1.8 million expire at various dates through 2026 and the Company’s state net operating loss carryforwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $8.7 million and for New Jersey tax purposes of approximately $10.6 million expire at various dates through 2012. Prior to 2007, valuation allowances had been provided including $1.1 million in 2006, as it was estimated that future tax benefits from option compensation deductions might prevent the net operating loss carryforwards from being fully utilized. In 2008 and 2007, $1.1 million and $0.4 million, respectively of such valuation allowances were realized. The amount realized in 2008 and 2007 and any future realization of the valuation allowance is credited to additional paid-in capital.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

In addition, a valuation allowance of $0.8 million, $0.2 million and $0.8 million has been provided in 2008, 2007 and 2006, respectively against certain foreign net operating loss carryforwards, as it was estimated that future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards recognized. In 2008, one of our foreign subsidiaries was merged into IPSA and as a result of the merger the Company recognized a tax benefit of $0.7 million from the utilization of certain foreign operating loss carryforwards including those for which valuation allowances had been recorded.

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $141 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008 since the Company intends to reinvest these earnings in its foreign operations indefinitely except where it is able to repatriate these earnings to the United States without material incremental tax provisions.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2008	2007	2006
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.3	0.5	0.5
Effect of foreign taxes in excess of U.S. statutory rates	1.0	1.2	2.2
Other	(0.2)	(0.4)	(1.1)
Effective rates	35.1%	35.3%	35.6%

(13)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consists of the following:

	Year ended December 31,
	2008	2007	2006

Net derivative instruments, beginning of year	$97	$128	$59
Gain (loss) on derivative instruments	4,315	(31)	69
Net derivative instruments, end of year	4,412	97	128

Cumulative translation adjustments, beginning of year	30,858	15,042	3,515
Translation adjustments	(9,766)	15,816	11,527
Cumulative translation adjustments, end of year	21,092	30,858	15,042

Accumulated other comprehensive income	$25,504	$30,955	$15,170

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands except share and per share data)

(14)	Risks and Uncertainties

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels, as well as the continued availability of favorable credit sources and capital market conditions in general. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, has begun to impact on our business. This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and have resulted in changes in their ordering patterns for the products that we sell.  Although the impact of this financial crisis did not have a material impact in 2008, its effect in 2009 is expected to be challenging for us.

The judgments used by management in applying critical accounting policies could also be affected by a further and prolonged general deterioration in the economic environment, which could negatively influence future financial results and availability of continued financing. Specifically, subsequent evaluations of our accounts receivables, inventories, and deferred tax assets in light of the factors then prevailing, could result in significant changes in our allowance and reserve accounts in future periods which in turn could generate significant additional charges. However, we believe that the evaluation of our allowance and reserve accounts is adequate based upon information currently available. Similarly, the valuation of certain intangible assets could be negatively impacted by prolonged and severely depressed market conditions thus leading to the recognition of impairment losses.

We are also subject to market risks, including foreign exchange risk and interest rate risk, and occasionally use derivative instruments to manage our exposure to these risks.

In addition,, we are exposed to certain concentration risk. As previously mentioned, substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 56%, 54% and 57% of net sales in 2008, 2007 and 2006, respectively and one customer represented 12%, 13% and 15% of net sales in 2008, 2007 and 2006, respectively.

We monitor concentrations of credit risk associated with financial institutions with which we conduct significant business. We believe our credit risk is minimal, as we primarily conduct business with large, well-established financial institutions. We have not experienced any difficulty in maintaining our existing credit lines which we believe, together with cash on hand and cash generated from operations, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs. We also do not anticipate nonperformance by any of our derivative counterparties.

In addition, see Item 1A Risks factors as it relates to the current financial crisis.

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Year ended December 31, 2008:
Allowances for sales returns and doubtful accounts	$2,357	154	(59	)(b)	1,148	(a)	1,304
Year ended December 31, 2007:
Allowances for sales returns and doubtful accounts	$2,244	589	208	(b)	684	(a)	2,357
Year ended December 31, 2006:
Allowances for sales returns and doubtful accounts	$2,257	129	188	(b)	330	(a)	2,244
(a)     Write off of bad debts and sales returns.
(b)     Foreign currency translation adjustment.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 11, 2009
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 11, 2009
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	March 3, 2009
Philippe Benacin

/s/ Philippe Santi	Director	March 2, 2009
Philippe Santi

/s/ Francois Heilbronn	Director	March 2, 2009
Francois Heilbronn

/s/ Jean Levy	Director	March 3, 2009
Jean Levy

	Director	March __, 2009
Robert Bensoussan-Torres

/s/ Serge Rosinoer	Director	March 2, 2009
Serge Rosinoer

/s/ Patrick Choël	Director	February 27, 2009
Patrick Choël