Form 10-Q
period 2009-03-31
INTER PARFUMS INC
filed 2009-05-11
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At May 8, 2009, there were 30,060,839 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2008 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,853	$42,404
Accounts receivable, net	113,942	120,507
Inventories	121,215	123,633
Receivables, other	2,086	2,904
Other current assets	6,906	10,034
Income tax receivable	1,346	1,631
Deferred tax assets	3,574	3,388
Total current assets	282,922	304,501
Equipment and leasehold improvements, net	8,037	7,670
Goodwill	5,238	5,470
Trademarks, licenses and other intangible assets, net	99,144	104,922
Other assets	896	2,574
Total assets	$396,237	$425,137

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$11,994	$13,981
Current portion of long-term debt	11,752	13,352
Accounts payable - trade	60,128	66,236
Accrued expenses	29,074	35,368
Income taxes payable	557	442
Dividends payable	996	996
Total current liabilities	114,501	130,375
Long-term debt, less current portion	23,751	27,691
Deferred tax liability	9,568	11,562

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,108,939 and 30,168,939 shares at March 31, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	42,070	41,950
Retained earnings	172,518	168,025
Accumulated other comprehensive income	13,205	25,515
Treasury stock, at cost, 10,026,379 and 9,966,379 common shares at March 31, 2009 and December 31, 2008, respectively	(31,668)	(31,319)
Total Inter Parfums, Inc. shareholders’ equity	196,155	204,201
Noncontrolling interest	52,262	51,308
Total equity	248,417	255,509
Total liabilities and equity	$396,237	$425,137

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2009	2008

Net sales	$90,409	$123,163

Cost of sales	36,844	49,075

Gross margin	53,565	74,088

Selling, general and administrative expenses	43,263	54,943

Income from operations	10,302	19,145

Other expenses (income):
Interest expense	1,312	1,071
(Gain) loss on foreign currency	(1,379)	367
Interest income	(508)	(613)

	(575)	825

Income before income taxes	10,877	18,320

Income taxes	3,621	7,184

Net income	7,256	11,136

Less: Net income attributable to the noncontrolling interest	1,828	2,428

Net income attributable to Inter Parfums, Inc.	$5,428	$8,708

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.18	$0.28
Diluted	$0.18	$0.28

Weighted average number of shares outstanding:
Basic	30,166	30,721
Diluted	30,166	30,808

Dividends declared per share	$0.033	$0.033

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2008	$31	$40,023	$147,995	$30,955	$(26,344)	$53,925	$246,585
Comprehensive income:
Net income	—	—	8,708	—	—	2,428	11,136
Foreign currency translation adjustment	—	—	—	12,305	—	—	12,305
Net derivative instrument gain, net of tax	—	—	—	(140)	—	(46)	(186)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(7,758)	(7,758)
Sale of subsidiary shares to noncontrolling interests	—	24	—	—	—	103	127
Foreign currency translation adjustment	—	—	—	—	—	3,711	3,711
Dividends	—	—	(1,027)	—	—	—	(1,027)
Purchased treasury stock	—	—	—	—	(2,207)	—	(2,207)
Shares issued upon exercise of stock options	—	111	—	—	—	—	111
Stock compensation	—	100	100	—	—	42	242
Balance – March 31, 2008	$31	$40,258	$155,776	$43,120	$(28,551)	$52,405	$263,039

Balance – January 1, 2009	$30	$41,950	$168,025	$25,515	$(31,319)	$51,308	$255,509
Comprehensive income:
Net income	—	—	5,428	—	—	1,828	7,256
Foreign currency translation adjustment	—	—	—	(9,651)	—	—	(9,651)
Net derivative instrument gain, net of tax	—	—	—	(2,659)	—	(791)	(3,450)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(142)	(142)
Sale of subsidiary shares to noncontrolling interests		(7)				30	23
Dividends	—	—	(996)	—	—	—	(996)
Purchased treasury stock	—	—	—	—	(349)	—	(349)
Stock compensation	—	127	61	—	—	29	217
Balance – March 31, 2009	$30	$42,070	$172,518	$13,205	$(31,668)	$52,262	$248,417

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,256	$11,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,336	2,460
Provision for doubtful accounts	15	24
Noncash stock compensation	263	310
Deferred tax expense (benefit)	(1,767)	222
Change in fair value of derivatives	(796)	—
Changes in:
Accounts receivable	1,860	(13,121)
Inventories	(1,859)	(5,372)
Other assets	807	412
Accounts payable and accrued expenses	(8,233)	(17,966)
Income taxes payable, net	1,982	3,011

Net cash provided by (used in) operating activities	1,864	(18,884)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,414)	(938)
Payment for intangible assets acquired	(168)	(237)
Payment for purchase of subsidiary shares from noncontrolling interest	(142)	(16,799)
Proceeds from sale of subsidiary shares to noncontrolling interest	23	127

Net cash used in investing activities	(1,701)	(17,847)

Cash flows from financing activities:
Proceeds (repayments) of loans payable – bank, net	(1,719)	4,083
Repayment of long-term debt	(3,665)	(4,108)
Proceeds from exercise of options	—	111
Dividends paid	(996)	(1,027)
Purchase of treasury stock	(349)	(2,206)

Net cash used in financing activities	(6,729)	(3,147)

Effect of exchange rate changes on cash	(1,985)	4,425

Net decrease in cash and cash equivalents	(8,551)	(35,453)

Cash and cash equivalents - beginning of period	42,404	90,034

Cash and cash equivalents - end of period	$33,853	$54,581

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$749	$1,097
Income taxes	4,266	3,924

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2008. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	New Accounting Pronouncements - adopted:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements beginning after November 15, 2008. The adoption by the Company of SFAS 161 did not have any impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption by the Company of SFAS 160 did not have a material impact on its consolidated financial statements. However, as required by SFAS 160, presentation and disclosure requirements of SFAS 160 were retrospectively applied to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption by the Company of SFAS 141R did not have a material impact on its consolidated financial statements. However, as required by SFAS 141R, additional minority interests acquired in majority owned entities after adoption of SFAS 141R, are accounted for as equity transactions.

There are no new accounting pronouncements issued but not yet adopted that would have a material effect on the Company’s financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2009	December 31, 2008

Raw materials and component parts	$34,022	$37,248
Finished goods	87,193	86,385

	$121,215	$123,633

4.	Fair Value Measurement:

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using quotes obtained from financial institutions.

The following tables presents our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,949	$18,949	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	3,600		3,600
Foreign currency forward exchange contracts not accounted for using hedge accounting	81	—	81	—

	$22,630	$18,949	$3,681	$—
Liabilities:
Interest rate swaps	$1,007	$—	$1,007	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,816	$19,816	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	8,162	—	8,162	—

	$27,978	$19,816	$8,162	$—
Liabilities
Foreign currency forward exchange contracts not accounted for using hedge accounting	$1,429	$—	$1,429	$—
Interest rate swaps	811	—	811	—

	$2,240	$—	$2,240	$—

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements:

Derivatives in Statement 133 Net Investment Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) recognized in income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	March 31,			March 31,			March 31,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(3,855)	—	Gain (loss) on foreign currency	$1,062	—	Gain (loss) on foreign currency	$796	—

(A) The amount of gain (loss) recognized in income represents $796 related to the amount excluded from the assessment of hedge effectiveness.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) recognized in Income on Derivative	March 31, 2009	March 31, 2008

Interest rate swaps	Interest expense	$(227)	$(258)
Foreign exchange contracts	Gain (loss) on foreign currency	$(360)	$452

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in accrued expenses on the accompanying balance sheet as of March 31, 2009. The valuation of foreign currency forward exchange contracts accounted for using hedge accounting and not accounted for using hedge accounting resulted in assets which are included in either other current assets ($3.5 million) or other assets ($0.2 million) on the accompanying balance sheet as of March 31, 2009, depending upon the maturity dates of the contract. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness as defined by SFAS No. 133 is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective or when the underlying forecasted transaction occurs, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. As of March 31, 2009, cash-flow hedges were highly effective, in all material respects.

As a result of the dramatic strengthening of the U.S. dollar, during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. At March 31, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $130 million, GB pounds 2.8 million, and Japanese yen 95.8 million which all have maturities of less than one year except for contracts for U.S. $3 million which have maturities of 13 months.

5.	Goodwill and Other Intangible Assets:

The Company reviews goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(In thousands)		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Goodwill	$5,238	$—	$—	$5,238

The goodwill relates to the Company’s Nickel skin care business which is primarily a component of our European operations. We have measured fair value as a multiple of sales applied to the average of 2007 and 2008 actual sales and projected sales for 2009. The sales multiple was based on a third party financial institution study of sales multiples for all transactions in the skin care, perfume and cosmetic sectors since 2001. There was no change to the carrying amount of the goodwill during the three month period ended March 31, 2009 other than for the effect of foreign currency translation rates.

6.	Shareholders’ Equity:

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

As of December 31, 2008, the Company’s board of directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock and in March 2009, the Company repurchased 60,000 shares of its common stock at an average price of $5.82 per common share.

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options.  Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2009 and 2008 aggregated $0.04 million and $0.01 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2009:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	490,263	$3.81
Nonvested options granted	4,000	$1.92
Nonvested options vested or forfeited	(16,780)	$3.68
Nonvested options – end of year	477,483	$3.79

Share-based payment expense decreased income before income taxes and net income attributable to Inter Parfums, Inc. by $0.26 million and $0.15 million and by $0.31 million and $0.17 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes stock option information as of March 31, 2009:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	1,138,375	$11.23
Granted	4,000	6.15
Forfeited or expired	(55,900)	15.10

Outstanding at March 31, 2009	1,086,475	$11.01

Options exercisable at March 31, 2009	608,992	$10.74
Options available for future grants	1,265,269

As of March 31, 2009, the weighted average remaining contractual life of options outstanding is 2.88 years (1.53 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $0 and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.6 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.3 million. Options under Inter Parfums, S.A. plans vest over a four-year period and no options were granted by Inter Parfums, S.A. during the three months ended March 31, 2009 and 2008.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2009 and March 31, 2008 were as follows:

(In thousands)	March 31, 2009	March 31, 2008

Cash proceeds from stock options exercised	$—	$111
Tax benefits	—	—
Intrinsic value of stock options exercised	—	88

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2009 and 2008 were $1.92 and $3.69 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2009 and 2008 are set forth in the following table. Expected volatility is estimated based on historic volatility of the Company’s common stock. The Company uses the simplified method in developing its estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters recently instituted by the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

	March 31, 2009	March 31, 2008

Weighted-average expected stock-price volatility	46%	39%
Weighted-average expected option life	3.75 years	4.5 years
Weighted-average risk-free interest rate	1.74%	2.7%
Weighted-average dividend yield	2.2%	1.20%

8.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended March 31,
	2009	2008
Numerator:
Net income attributable to Inter Parfums, Inc.	$5,428	$8,708
Effect of dilutive securities of consolidated subsidiary	(10)	(77)

	$5,418	$8,631

Denominator:
Weighted average shares	30,166	30,721
Effect of dilutive securities:
Stock options and warrants	—	87

	30,166	30,808

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 1.1 million and 0.8 million shares of common stock for the three month periods ended March 31, 2009 and 2008, respectively, as well as outstanding warrants to purchase 300,000 and 150,000 shares of common stock for the three month periods ended March 31, 2009 and 2008, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Comprehensive Income (Loss):

(In thousands)	Three months ended March 31,
	2009	2008
Comprehensive income (loss):
Net income	$7,256	$11,136
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(9,651)	12,305
Change in fair value of derivatives	(2,926)	(186)
Net gains reclassified into earnings from equity	(524)	—
Comprehensive income (loss)	(5,845)	23,255
Less comprehensive income attributable to the noncontrolling interest	1,037	2,382

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(6,882)	$20,873

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended March 31,
	2009	2008

Net income attributable to Inter Parfums, Inc.	$5,428	$8,708
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	(7)	24
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$5,421	$8,732

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended March 31,
	2009	2008
Net sales:
United States	$8,373	$12,535
Europe	82,036	110,628

	$90,409	$123,163
Net income (loss) attributable to Inter Parfums, Inc.:
United States	$(767)	$(446)
Europe	6,180	9,129
Eliminations	15	25

	$5,428	$8,708

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2008 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our prestige products primarily under license agreements with brand owners and European based prestige product sales represented 91% and 90% of net sales for the three months ended March 31, 2009 and 2008, respectively. We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Paul Smith, S.T. Dupont, Christian Lacroix, Quiksilver/Roxy and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 61% and 63% of net sales for the three months ended March 31, 2009 and 2008, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 9% of net sales for the three month period ended March 31, 2009. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

Historically, seasonality has not been a major factor for our Company. However, with the commencement of operations in 2007 of our four majority-owned European distribution subsidiaries and our expanding specialty retail product lines, sales are more concentrated in the second half of the year.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels, as well as the continued availability of favorable credit sources and capital market conditions in general. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have impacted our business. This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and have resulted in changes in their ordering patterns for the products that we sell.  The impact of this financial crisis is expected to be challenging for us in 2009.

We have reviewed our plans and have taken actions to mitigate the impact of these conditions. Advertising and promotional budgets are being adjusted to align our spending with anticipated sales. In addition, we are implementing cost saving initiatives to right size our staff in an effort to maintain long-term profitable growth. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. While our business strategies are designed to strengthen our Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our customers, combined with the fact that distributors and retailers are carrying less inventory, will negatively affect our net sales and operating results.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Promotional Allowances

We have various performance-based arrangements with certain retailers. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. The costs that our Company incurs for performance-based arrangements, shelf replacement costs and slotting fees are netted against revenues on our Company’s consolidated statement of income. Estimated accruals for promotions and advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

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

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or if impairment indicators exist. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using discounted future net cash flow projections and discounted terminal values, the carrying value of the asset would be reduced to its fair value. For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit, to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of the reporting unit exceeds the fair value of the reporting unit, the carrying value is reduced through an adjustment to the goodwill balance, resulting in an impairment charge.

INTER PARFUMS, INC. AND SUBSIDIARIES

The fair values used in our evaluation are estimated based upon discounted future cash flow projections. The cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions that we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. In those cases where we determine that the useful life of long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Net Sales

	Three months ended March 31,
	2009	% Change	2008	% Change	2007
	(in millions)

European based product sales	$82.0	(26)%	$110.6	46%	$75.6
United States based product sales	8.4	(33)%	12.6	31%	9.5
Total net sales	$90.4	(27)%	$123.2	45%	$85.1

After increasing 45% in the 2008 period as compared to 2007, net sales for the three months ended March 31, 2009 decreased 27% to $90.4 million, as compared to $123.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales in 2009 decreased 21%.

European based prestige product sales decreased 26% to $82.0 million, as compared to $110.6 million in the corresponding period of the prior year. First quarter net sales were impacted by several factors including the global financial crisis which has negatively affected consumer demand. In addition, the continued strength of the U.S. dollar relative to the euro, had the net effect of depressing 2009 first quarter sales by about 6% as compared to last year. Furthermore, last year’s first quarter included our largest ever global launch for our largest licensed brand, Burberry The Beat for women resulting in a 53% increase in Burberry fragrance sales. Burberry fragrance sales aggregated $54.8 million in 2009, as compared to $77.8 in 2008. In 2009, aided by reorders of the Jeanne Lanvin fragrance and the new Lanvin L’Homme Sport line, with tennis star, Rafael Nadal as its spokesperson, Lanvin fragrance sales were $11.4 million in 2009, as compared to $11.5 million in 2008.

Despite the challenging economic environment in most parts of the world, certain countries continue to perform at satisfactory levels, notably, France, Italy, China and Saudi Arabia.

We are in the midst of an active 2009 new product launch schedule for European-based operations which began in January with the global rollout of the men’s version of Burberry The Beat. We also have a new Paul Smith fragrance for men, and a Lanvin L’Homme Sport line, with tennis star, Rafael Nadal as its spokesperson. The Quiksilver signature fragrance for men is also in our rollout schedule, as is a limited edition, high-end women’s fragrance for the Van Cleef & Arpels brand later in 2009.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to our United States specialty retail and mass-market products, net sales declined 33% for the first quarter of 2009 after increasing 31% for the first quarter of 2008. In 2008, we expanded our relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. In early 2008, United States specialty retail and mass-market product net sales were climbing as a steady domestic business combined with a new and vibrant international business to drive sales growth. However, beginning in the fourth quarter of 2008, United States specialty retail and mass-market product sales came under pressure. A portion of sales by our United States operations are direct to retailers and it was our level of sales to these customers where we first saw the effect of the global financial crisis discussed above.

In April 2009, Close, a new Gap fragrance was launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide. International distribution is expected to follow and reach 5,000 doors in the second half of 2009. In August 2009, new fragrances for men and women will be launched at Banana Republic stores in North America with international distribution to follow shortly thereafter.

New product introductions are also in the works for our other specialty retail partners. In November 2008, we shipped the Brooks Brothers New York collection for men and women to Brooks Brothers U.S. stores and international distribution is scheduled later in 2009. In addition, a new fragrance introduction for the spring of 2009, called Black Fleece is in the works. In July 2008, we entered into an exclusive six year worldwide agreement with bebe Stores, Inc. under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide. Our signature bebe fragrance will be unveiled at bebe stores in the U.S. in August followed by worldwide distribution later in the third quarter of 2009. We also have plans to introduce a new fragrance for New York & Company in the second half of 2009.

Sales of our mass-market fragrance products have been in a decline for several years. The current global economic crisis has affected both our domestic and international customers. Credit availability has been curtailed and has resulted in continued sales declines. We have no plans to discontinue sales to this market, which aggregated approximately $3.6 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively, and contributes to our United States based operations.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margins	Three months ended March 31,
(in millions)	2009	2008

Net sales	$90.4	$123.2
Cost of sales	36.8	49.1

Gross margin	$53.6	$74.1

Gross margin as a % of net sales	59%	60%

Gross profit margin was 59% in 2009 and 60% in 2008. We expected an increase in gross margin in the first quarter of 2009 as a result of the effect that a strong U.S. dollar relative to the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro. However, any benefits that gross margin may have received as a result of the strong U.S. dollar was mitigated by gross margin declines resulting from product sales mix within individual lines of Company products.

INTER PARFUMS, INC. AND SUBSIDIARIES

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.2 million and $1.6 million for the three month period ended March 31, 2009 and 2008, respectively, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general & administrative expenses
(in millions)	Three months ended March 31,
	2009	2008

Selling, general & administrative expenses	$43.3	$54.9

Selling, general & administrative expenses as a % of net sales	48%	45%

Selling, general and administrative expenses decreased 21% for the three month period ended March 31, 2009, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative expenses were 48% and 45% for the three month period ended March 31, 2009 and 2008, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $13.0 million (14.4% of net sales) and $16.6 million (13.5% of net sales) for the three month period ended March 31, 2009 and 2008, respectively. Although our 2008 first quarter sales include a significant contribution from the launch of Burberry, The Beat for women, the advertising expenditure requirements pursuant to our license with Burberry does not require such spending to be incurred until our distributors sell such product to retailers. As a result, the second quarter of 2008 bore a significant portion of such required advertising expenditures.

Royalty expense included in selling, general, and administrative expenses aggregated $8.5 million (9.4% of net sales) and $12.2 million (9.9% of net sales), for the three month periods ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses also include approximately $2.4 million and $3.6 million for the three month period ended March 31, 2009 and 2008, respectively, in servicing fees related to the operations of our majority-owned European distribution subsidiaries.

Income from operations decreased 46% to $10.8 million for the three month period ended March 31, 2009, as compared to $19.1 million for the corresponding period of the prior year. Operating margins were 11.4% of net sales in the current period as compared to 15.5% for the corresponding period of the prior year.

Interest expense aggregated $1.3 million for the three month period ended March 31, 2009, as compared to $1.1 million in 2008. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. We entered into an €18 million and a €22 million long-term credit facility in January and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks. In connection with certain debt facilities, we entered into swap transactions. These derivative instruments are recorded at fair value and changes in fair value are reflected in the consolidated statements of income. As a result of the continued decline in interest rates during the first quarter of 2009, we recorded a charge to interest expense of $0.2 million relating to the change in the fair value of interest rate swaps.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency gains or (losses) aggregated $1.3 million and ($0.4) million for the three month period ended March 31, 2009 and 2008, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. As of March 31, 2009, the Company recorded a gain of $0.8 million relating to the change in spot-forward difference.

Our effective income tax rate was 33% and 39% for the three month period ended March 31, 2009 and 2008, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. Our effective tax rate is usually around 35%. The lower rate in 2009 is due to losses in our United States segment which carries a higher effective rate due to state and local taxes. Our high effective rate in 2008 resulted primarily from valuation allowances that were provided in 2008 on deferred tax assets relating to foreign net operating loss carryforwards, as future profitable operations from our four European based distribution subsidiaries is not assured. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

(in millions)	Three months ended March 31,
	2009	2008

Net income	$7,256	$11,136

Less: Net income attributable to the noncontrolling interest	1,828	2,428

Net income attributable to Inter Parfums, Inc.	$5,428	$8,708

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.18	$0.28
Diluted	$0.18	$0.28

Weighted average number of shares outstanding:
Basic	30,166	30,721
Diluted	30,166	30,808

Net income decreased 35% to $7.3 million for the three month period ended March 31, 2009, as compared to $11.1 million for the corresponding period of the prior year. Net income attributable to the noncontrolling interest aggregated 25% of net income in 2009 and 22% in 2008. In 2008, losses from our 51% owned European distribution subsidiaries offset profits from our other 75% owned European subsidiaries. Net income attributable to Inter Parfums, Inc. decreased 38% to $5.4 million for the three month period ended March 31, 2009, as compared to $8.7 million for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Basic and diluted earnings per share decreased 36% to $0.18 for the three month period ended March 31, 2009, as compared to $0.28 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 30.2 million for the three months ended March 31, 2009, as compared to 30.7 million for the corresponding period of the prior year. On a diluted basis, average shares outstanding were 30.2 million for the three months ended March 31, 2009, as compared to 30.8 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At March 31, 2009, working capital aggregated $168 million and we had a working capital ratio of 2.5 to 1. Cash and cash equivalents aggregated $34 million.

Cash provided by (used in) operating activities aggregated $1.9 million and ($18.9) million for the three month periods ended March 31, 2009 and 2008, respectively. As of December 31, 2007 and continuing through the period ended March 31, 2008, we had a significant buildup of inventory to support the first quarter launch of the women’s version of Burberry, The Beat. In addition, the statement of cash flows as of March 31, 2008 shows that accounts payable and accrued expenses decreased $18 million or 15% as our vendor obligations for the inventory buildup became due. In terms of cash flows, for the three month period ended March 31, 2009, inventories and accounts receivable were virtually unchanged.  The global economic crisis has resulted in lower sales levels and extended payment terms to certain international distributors prevented further declines in accounts receivables and inventories during the period. In addition, in the 2009 period, accounts payable and accrued expenses decreased $8 million or 9% as again our vendor obligations for the year end inventory buildup became due.

Cash flows used in investing activities in 2009 reflects payments of approximately $1.4 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 million and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2009 are expected to be in the range of $3.5 million to $4.5 million, considering our 2009 launch schedule.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2009, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2009 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of March 31, 2009, short-term borrowings aggregated $12.0 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

In 2007, we financed the acquisition of the worldwide rights to the Lanvin brand names and international trademarks and the license for the Van Cleef & Arpels brand and related trademarks by entering into five-year credit agreements. The long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of March 31, 2009, total long-term debt including current maturities aggregated $35.5 million.

As of December 31, 2008, the Company’s board of directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock and in March 2009, the Company repurchased 60,000 shares of its common stock at an average price of $5.81 per common share.

In December 2008, our board of directors authorized a continuation of our cash dividend of $0.133 per share, aggregating approximately $4.0 million per annum, payable $.033 per share on a quarterly basis. Our first cash dividend for 2009 was paid on April 15, 2009 to shareholders of record on March 31, 2009. The cash dividend for 2009 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2009.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt (2)	$41,000	$13,400	$23,000	$4,600
Capital Lease Obligations
Operating Leases	$27,100	$7,100	$13,000	$4,300	$2,700
Purchase obligations(1)	$1,306,500	$137,700	$293,400	$313,900	$561,500
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,374,600	$158,200	$329,400	$322,800	$564,200

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

(2)	Interest due on the Company’s long-term debt is payable $1.10 million, $0.70 million, $0.40 million and $0.07 million in 2009, 2010, 2011 and 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. As of March 31, 2009, the Company recorded a gain of $0.8 million relating to the change in spot-forward difference. At March 31, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $130 million, GB pounds 2.8 million, and Japanese yen 95.8 million which have varying maturities of less than one year except for contracts for U.S. $3 million which have maturities of 13 months. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility is €0.8 million. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €15.4 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”).  Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date our Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Items 1, Legal Proceedings, 1A, Risk Factors, 3, Defaults Upon Senior Securities, 4, Submission of Matters to Vote of Security Holders and 5, Other Information, are omitted as they are either not applicable or have been included in Part I.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of our common stock that we repurchased during the quarter covered by this report. The average price per common share was $5.82.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs		(d) Maximum number of shares that may yet be purchased under the plans or programs

January 2009	-0-	NA	-0-	[1]	1,031,863

February 2009	-0-	NA	-0-		1,031,863

March 2009	60,000	$5.82	60,000		971,863

Total	60,000	$5.82	60,000		971,863

Item 6.    Exhibits.

The following documents are filed herewith:

Exhibit No.	Description

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

1 Plan disclosed on January 22, 2009 for a maximum of 1,500,000 shares.

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2009.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer