Form 10-K/A
period 2008-12-31
INTER PARFUMS INC
filed 2009-05-28
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment no. 1
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

Documents Incorporated By Reference: None.

Explanatory Note

Inter Parfums, Inc. is filing this Amendment no. 1 to its annual report on Form 10-K for fiscal year ended December 31, 2008 as previously filed on March 11, 2009 to provide a new Item 11, Executive Compensation, which replaces the former Item 11, Executive Compensation, in its entirety, and to provide the additional exhibits listed in Item 15. Unless otherwise stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

General

The executive compensation and stock option committee of our board of directors is comprised entirely of independent directors and oversee the compensation (base salary, annual bonus and long term incentives) of our company’s executive officers and administers our company’s stock option plans, other than the non-employee directors stock option plan, which is self executing.

The objectives of our compensation program are designed to strike a balance between offering sufficient compensation to either retain existing or attract new executives on the one hand, and maintaining compensation at reasonable levels on the other hand. Although our business has grown over the past several years as evidenced by our increased sales and growing portfolio of brand names, we do not have the resources comparable to the cosmetic giants in our industry, and accordingly cannot afford to pay excessive executive compensation. In furtherance of these objectives, our executive compensation packages generally include a base salary, as well as annual incentives tied to individual performance and long-term incentives tied to our operating performance.

Mr. Madar, the chairman and chief executive officer, takes the initiative after discussions with Mr. Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives in the United States. Mr. Benacin, the president of Inter Parfums, S.A., takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and recommends executive compensation levels for executives in Europe. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including our chief executive officer and president. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest shareholder’s, therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee believes that the individual executive compensation are at levels comparable with executives in other companies of similar size and stage of development that operate in fragrance industry and take into account our company’s performance and our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives to allow the our Company to achieve a high rate of growth and profitability, which management believes will result in a substantial increase in value to our shareholders.

Elements of Compensation

Generally, the compensation of our executive officers is comprised of base salaries, annual cash bonuses and long-term equity incentive awards. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. The compensation committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from our Chief Executive Officer and the President of Inter Parfums, S.A., as well as information regarding compensation levels at competitors in our industry.

Base Salary

Base salaries for executive officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive market place for executive talent. Base salaries for executive officers are reviewed on an annual basis, and adjustments are determined by evaluating our operating performance, the performance of each executive officer, as well as whether the nature of the responsibilities of the executive has changed. For executive officers of United States operations, the bulk of their annual compensation is in base salary. However, for executive officers of European operations base salary comprises a smaller percentage of overall compensation.

None of the executive officers for United States operations have employment agreements, as we believe that having flexibility in structuring annual base salary is a benefit, which permits us to act quickly to meet a changing economic environment. Unfortunately, with the global economic downturn commencing in the fourth quarter of 2008, the market price of our common stock as reported by The Nasdaq Stock Market has decreased substantially. Further, consolidated net sales of our company for the first quarter of 2009 had decreased. Further still, we have published guidance for 2009, assuming the dollar remains at current levels, for a further decrease in net sales and income. Based upon the recommendations of the chief executive officer, the compensation committee authorized a (i) rollback the $20,000 increase in the annual base salaries previously authorized for the chief financial officer and president of Inter Parfums USA, LLC (Specialty Retail Division), so that their annual base salaries would return to the levels paid in 2008, and (ii) decrease the annual base salary by $20,000 of the chief executive officer, all on a pro rata basis effective as of April 16, 2009.

Bonus Compensation/ Annual Incentives

Determination of the amount of annual bonus compensation to executives of United States operations, other than the chief executive officer, has been discretionary, and depends upon the performance the individual as well as the results of the company as a whole. We believe that having flexibility in structuring annual bonus compensation is a benefit. Such annual cash bonus compensation is generally a percentage of the annual base salary.

However, in order for the chief executive officer to receive a cash bonus, United States operations has to achieve after tax profit target. In 2008, based upon such targets, our chief executive officer did not earn any cash bonus. In 2007, based upon such targets, our chief executive officer earned a $100,000 cash bonus. For 2009 the compensation committee has determined to use the same after tax profit target for our company’s United States operations to calculate the chief executive officer’s bonus.

Cash  bonuses for executive officers of European operations generally consist of a larger portion of overall compensation as compared to executive officers of United States operations. The compensation committee believes that such larger bonus compensation is commensurate with the marketplace for comparable industry executives in Paris, where European operations maintain their headquarters.

In addition, as required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA.

Long Term Incentives

Stock Options. We link long-term incentives with corporate performance through the grant of stock options. All options are granted with an exercise price equal to the fair market value of the underlying shares of our common stock on the date of grant, and terminate on or shortly after severance of the executive’s relationship with us. Unless the market price of our common stock increases, corporate executives will have no tangible benefit. Thus, they are provided with the additional incentive to increase individual performance with the ultimate goal of increasing our overall performance. We believe that enhanced executive incentives which result in increased corporate performance tend to build company loyalty. As a general rule, the number of options granted is determined by several factors, but most importantly, both individual and company operating results for the past year, as well as past option grants to such executives.

For executive officers of United States operations and Mr. Benacin, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, we have temporarily discontinued all option grants to purchase shares of our majority-owned, French subsidiary, Inter Parfums, S.A. to avoid decrease the dilution of our ownership interest in Inter Parfums, S.A. In lieu of option grants to purchase shares of our majority-owned, French subsidiary, we have granted options to our French executive officers and employees under the French Addendum to our stock option plan, which have a term of 6 years and vest 4 years after the date of grant.

We believe that the vesting period of these options serve a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period, matches the service period with the potential benefits of the option. Pursuant to our stock option plan, non-qualified stock options granted to executives terminate immediately upon the executive’s termination of association with our company. This termination provision coupled with a vesting period, reduces benefits afforded to an executive when an executive officer leaves our employ.

 Over the past several years, as our company has grown and the market price or our common stock has increased, Messrs. Madar and Benacin have realized substantial compensation as the result of the exercise of their options. As the two executives most responsible for continued growth and success of our company, the Committee believes the granting of options is an appropriate tool to tie a substantial portion of their compensation to the success of our company and is completely warranted.

Generally we grant options to executive officers in December of each year. However, we had granted options in February 2008, after our stock option plan was amended, to French executive officers and French employees who had not received any option awards in 2007.

Unfortunately, with the global economic downturn commencing in the fourth quarter of 2008, the market price of our common stock as reported by The Nasdaq Stock Market has decreased substantially. As the result of such price decline, all outstanding options, other than the option grants made on December 31, 2008, have exercise prices which are in excess of the market price, thus rendering such options potentially worthless. It is the hope of the compensation committee that the most recent option grant with a lower exercise price based upon the market price at the time, as compared to prior years, will still act as a sufficient additional incentive for increased individual executive performance.

The actual compensation realized as the result of the exercise of options in the past, as well as the future potential of such rewards, are powerful incentives for increased individual performance and ultimately increased company performance. In view of the fact that the executive officers named above contribute significantly to our profitable operations, the compensation committee believes the option grants are valid incentives for these executive officers and are fair to our shareholders.

Stock Appreciation Rights. Our 2004 stock option plan authorizes us to grant stock appreciation rights, or SARs. An SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. To date, we have not granted any SARs under the 2004 plan. While the compensation committee currently does not plan to grant any SARs under our 2004 plan, it may choose to do so in the future as part of a review of the executive compensation strategy.

Restricted Stock. We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401K plan for United States operations. However, we do not match any contributions to such plan, as we have determined base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintains a pension plan for it employees as required by French law.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this amendment to the Annual Report on Form 10-K for fiscal year ended December 31, 2008, as well as the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis referred to above be included in this amendment to the Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn
Jean Levy
Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our Company. This table covers all such compensation during fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006. For all compensation related matters disclosed in this Item 11, all amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jean Madar, Chief Executive Officer	2008 2007 2006	400,000 400,000 400,000	-0- 100,000 -0-	-0- -0- -0-	98,000 124,000 252,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	498,000 624,000 652,000

Russell Greenberg, Chief Financial Officer	2008 2007 2006	435,000 405,000 375,000	35,000 43,100 30,000	-0- -0- -0-	37,000 98,000 167,000	-0- -0- -0-	-0- -0- -0-	2,214 2,214 2,214	553,214 546,100 577,214

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Inter Parfums, S.A.	2008 2007 2006	324,489 263,750 226,206	229,258 170,000 153,174	-0- -0- -0-	98,000 124,000 252,000	-0- -0- -0-	11,757 10,610 8,800	104,039 93,479 84,199	767,543 661,090 724,379

Philippe Santi, Executive Vice President and Director General Delegue, Inter Parfums, S.A.	2008 2007 2006	324,489 263,750 226,206	229,258 216,000 197,302	-0- -0- -0-	49,000 -0- 105,000	22,632 27,474 22,621	11,757 10,610 8,800	-0- -0- -0-	637,000 517,834 559,929

Frédéric Garcia-Pelayo, Director Export Sales, Inter Parfums, S.A.	2008 2007 2006	324,489 263,750 226,206	229,258 216,000 197,302	-0- -0- -0-	49,000 -0- 166,000	22,632 27,474 22,621	11,757 10,610 8,800	-0- -0- -0-	637,136 517,834 620,929

[Footnotes from table above]
_________________________________
1 Amounts reflected under Option Awards represent the expense recorded in our 2008, 2007 and 2006 audited consolidated financial statements based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 10 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC.

2 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2008 and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer	-0-	2,214	-0-	2,214

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Inter Parfums, S.A.	-0-	15,872	$88,167	104,039

Philippe Santi, Executive Vice President and Director General Delegue, Inter Parfums, S.A.	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Director Export Sales, Inter Parfums, S.A.	-0-	-0-	-0-	-0-

Plan Based Awards

The following table sets certain information relating to each grant of an award made to our executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Jean Madar	12/31/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	6.925	7.68
Jean Madar	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	13,875	11.297	10.68
Russell Greenberg	12/31/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	15,000	6.925	7.68
Philippe Benacin	12/31/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	6.925	7.68
Philippe Benacin	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	13,875	11.297	10.68
Philippe Santi	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	12,750	11.297	10.68
Philippe Santi		22,632	22,632	22,632	-0-	-0-	-0-	-0-	NA	NA	NA
Frédéric Garcia-Pelayo	2/14/08	-0-	-0-	-0-	-0-	-0-	-0-	-0-	12,750	11.297	10.68
Frédéric Garcia-Pelayo		22,632	22,632	22,632	-0-	-0-	-0-	-0-	NA	NA	NA

Options

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

Under our stock option plans, the fair market value is determined by the average of the high and low price on the date of grant, not the closing price as reported by The Nasdaq Stock Market.

We also note that the Summary Compensation Table does not include income realized by the named executive officers as the result of the exercise of stock options, but rather reflects the dollar amount recognized for financial statement reporting purposes for options granted in accordance with SFAS 123R. However, value realized as the result of stock option exercises is set forth in the table entitled “Option Exercises and Stock Vested”.

During 2008 Mr. Santi realized $58,275 as the result of the exercise of a stock option to purchase shares of our company and an additional $154,308 as the result of the exercise of a stock option to purchase shares of our majority-owned subsidiary, Inter Parfums, S.A. In addition, Messrs. Benacin and Greenberg exercised stock options to acquire shares of our majority-owned subsidiary, Inter Parfums, S.A, and realized $123,446 and $46,000, respectively.

Inter Parfums, S.A. Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Inter Parfums, S.A. and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $34,792.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Inter Parfums, S.A. net income, less 5% of shareholders equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Outstanding Equity Awards At Fiscal Year-End

The following table sets certain information relating to outstanding equity awards in our company held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	75,000			-0-	10.260	12/09/09
	75,000			-0-	9.967	04/19/10
	24,000			-0-	13.103	12/14/12
		36,000	(1)	-0-	13.103	12/14/12
	5,700			-0-	12.577	12/26/13
		22,800	(2)	-0-	12.577	12/26/13
	2,775			-0-	11.297	2/13/14
		11,100	(3)	-0-	11.297	2/13/14
		19,000	(4)	-0-	6.925	12/30/14

Russell Greenberg	37,500			-0-	10.260	12/09/09
	37,500			-0-	9.967	04/19/10
	15,000			-0-	13.103	12/14/12
		22,500	(5)	-0-	13.103	12/14/12
	4,500			-0-	12.577	12/26/13
		18,000	(6)	-0-	12.577	12/26/13
		15,000	(7)	-0-	6.925	12/30/14

Philippe Benacin	75,000			-0-	10.260	12/09/09
	75,000			-0-	9.967	04/19/10
	24,000			-0-	13.103	12/14/12
		36,000	(8)	-0-	13.103	12/14/12
	5,700			-0-	12.577	12/26/13
		22,800	(9)	-0-	12.577	12/26/13
	2,775			-0-	11.297	2/13/14
		11,100	(10)	-0-	11.297	2/13/14
		19,000	(11)	-0-	6.925	12/30/14

Philippe Santi	15,000			-0-	16.827	02/12/09
	11,250			-0-	10.260	12/09/09
	11,250			-0-	9.967	04/19/10
	3,000			-0-	13.103	12/14/12
		4,500	(12)	-0-	13.103	12/14/12
		12,750	(13)	-0-	11.297	2/13/14

Frédéric Garcia-Pelayo	3,000			-0-	13.103	12/14/12
		4,500	(14)	-0-	13.103	12/14/12
		12,750	(15)	-0-	11.297	2/13/14

[Footnotes from table above]
____________________
1 Option vests as to 12,000 shares on each of 12/15/09, 12/15/10 and 12/15/11.
2 Option vests as to 5,700 shares on each of 12/26/09, 12/26/10, 12/26/11 and 12/26/2012.
3 Option vests as to 2,775 shares on each of 2/13/10, 2/13/11, 2/13/12 and 2/13/2013.
4 Option vests as to 3,800 shares on each of 12/30/09, 12/30/10, 12/30/11, 12/30/12 and 12/30/2013.
5 Option vests as to 7,500 shares on each of 12/15/09, 12/15/10 and 12/15/11.
6 Option vests as to 4,500 shares on each of 12/26/09, 12/26/10, 12/26/11 and 12/26/2012.
7 Option vests as to 3,000 shares on each of 12/30/09, 12/30/10, 12/30/11, 12/30/12 and 12/30/2013.
8 Option vests as to 12,000 shares on each of 12/15/09, 12/15/10 and 12/15/11.
9 Option vests as to 5,700 shares on each of 12/26/09, 12/26/10, 12/26/11 and 12/26/2012.
10 Option vests as to 2,775 shares on each of 2/13/10, 2/13/11, 2/13/12 and 2/13/2013.
11Option vests as to 3,800 shares on each of 12/30/09, 12/30/10, 12/30/11, 12/30/12 and 12/30/2013.
12 Option vests as to 1,500 shares on each of 12/15/09, 12/15/10 and 12/15/11.
13 Option vests as to 100% on 2/14/2012.
14 Option vests as to 1,500 shares on each of 12/15/09, 12/15/10 and 12/15/11.
15 Option vests as to 100% on 2/14/2012.

The following table sets certain information relating to outstanding equity awards granted by Inter Parfums, S.A., our majority-owned French subsidiary which has its shares traded on the Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTER PARFUMS, S.A.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euros)(2)	Option Expiration Date
Jean Madar	14,641		15.10	08/26/09
	20,498		22.10	03/25/10
		14,641	20.60	05/26/11
		13,310	26.30	06/01/12

Russell Greenberg	3,222		9.20	08/26/09
	1,318		15.10	08/26/09
	1,172		22.10	03/25/10
		1,464	20.60	05/26/11
		1,065	26.30	06/01/12

Philippe Benacin	14,641		15.10	08/26/09
	20,497		22.10	03/25/10
		14,641	20.60	05/26/11
		13,310	26.30	06/01/12

Philippe Santi	7,321		15.10	08/26/09
	10,542		22.10	03/25/10
		8,785	20.60	05/26/11
		7,986	26.30	06/01/12

Frédéric Garcia-Pelayo	7,331		9.20	08/26/09
	7,321		15.10	08/26/09
	10,542		22.10	03/25/10
		8,785	20.60	05/26/11
		7,986	26.30	06/01/12

[Footnotes from table above]
___________
1 All options fully vest 4 years after the date of grant.
2 As of December 31, 2008 the closing price of Inter Parfums, S.A. as reported by Euronext was 18.05 euros, and the exchange rate was 1.3917 U.S. dollars to 1 euro.

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

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the past fiscal year, of Inter Parfums, S.A., our majority-owned French subsidiary which has its shares traded on the Euronext, for the executive officers of our company listed in the Summary Compensation Table.

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

Inter Parfums, S.A. maintains a pension plan for all of its employees, including all executive officers. The calculation of commitments for severance benefits involves estimating the probable present value of projected benefit obligations. This projected benefit obligations is then prorated to take into account seniority of the employees of Inter Parfums, S.A. on the calculation date.

In calculating benefits, the following assumptions were applied:

- voluntary retirement at age 65;
- a rate of 45% for employer payroll contributions for all employees;
- a 5% average annual salary increase;
- an annual rate of turnover for all employees under 55 years of age and nil above;
- the TH 00-02 mortality table for men and the TF 00-02 mortality table for women;
- a discount rate of 4.4%.

The normal retirement age is 65 years, but employees, including Messrs. Benacin, Santi and Garcia-Pelayo, can collect reduced benefits if they retire at age 60.

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

			DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[9]	Total ($)
Francois Heilbronn[1]	12,000	-0-	5,175	-0-	-0-	-0-	17,175
Joseph A. Caccamo [2]	8,000	-0-	5,175	-0-	-0-	-0-	13,125[10]
Jean Levy[3]	12,000	-0-	5,175	-0-	-0-	7,530	24,705
Robert Bensoussan- Torres[4]	4,000	-0-	5,175	-0-	-0-	10,620	19,795
Jean Cailliau[5]	4,000	-0-	5,175	-0-	-0-	-0-	9,175
Serge Rosinoer[6]	4,000	-0-	2,588	-0-	-0-	7,530	14,118
Patrick Choël[7]	12,000	-0-	5,175	-0-	-0-	-0-	17,175

[Footnotes from table above]
______________
1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 7,500 shares of our common stock.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed with this report:

Exhibit No.	Description

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: May 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jean Madar	Chairman of the Board of Directors	May 26, 2009
Jean Madar	and Chief Executive Officer
/s/ Russell Greenberg	Chief Financial and Accounting	May 26, 2009
Russell Greenberg	Officer and Director
/s/ Philippe Benacin	Director	May 25, 2009
Philippe Benacin
/s/ Philippe Santi	Director	May 26, 2009
Philippe Santi
/s/ Francois Heilbronn	Director	May 25, 2009
Francois Heilbronn
/s/ Jean Levy	Director	May 25, 2009
Jean Levy
/s/ Robert Bensoussan-Torres	Director	May 27, 2009
Robert Bensoussan-Torres
/s/ Serge Rosinoer	Director	May 27, 2009
Serge Rosinoer
/s/ Patrick Choël	Director	May 26, 2009
Patrick Choël

Exhibit Index

Exhibit No.	Description	Sequentially Numbered Page in Report

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	19

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	21

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	23

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	24