Form 10-Q
period 2009-06-30
INTER PARFUMS INC
filed 2009-08-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

(212) 983-2640

(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 7, 2009, there were 30,060,839 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,045	$42,404
Accounts receivable, net	109,148	120,507
Inventories	116,953	123,633
Receivables, other	4,353	2,904
Other current assets	12,400	10,034
Income tax receivable	517	1,631
Deferred tax assets	4,062	3,388

Total current assets	281,478	304,501

Equipment and leasehold improvements, net	8,928	7,670

Goodwill	5,553	5,470

Trademarks, licenses and other intangible assets, net	103,264	104,922

Other assets	972	2,574

Total assets	$400,195	$425,137

LIABILITIES AND EQUITY

Current liabilities:
Loans payable – banks	$10,489	$13,981
Current portion of long-term debt	11,403	13,352
Accounts payable - trade	48,856	66,236
Accrued expenses	27,294	35,368
Income taxes payable	783	442
Dividends payable	992	996

Total current liabilities	99,817	130,375

Long-term debt, less current portion	22,371	27,691

Deferred tax liability	11,379	11,562

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,060,839 and 30,168,939 shares at June 30, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	42,187	41,950
Retained earnings	175,808	168,025
Accumulated other comprehensive income	27,935	25,515
Treasury stock, at cost, 10,074,479 and 9,966,379 common shares at June 30, 2009 and December 31, 2008, respectively	(31,950)	(31,319)

Total Inter Parfums, Inc. shareholders’ equity	214,010	204,201

Noncontrolling interest	52,618	51,308

Total equity	266,628	255,509

Total liabilities and equity	$400,195	$425,137

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$88,604	$99,078	$179,013	$222,241

Cost of sales	38,403	43,104	75,247	92,179

Gross margin	50,201	55,974	103,766	130,062

Selling, general and administrative	43,380	49,142	86,643	104,085

Income from operations	6,821	6,832	17,123	25,977

Other expenses (income):
Interest expense	397	376	1,709	1,447
(Gain) loss on foreign currency	(2,563)	(181)	(3,942)	186
Interest income	(101)	(551)	(609)	(1,165)

	(2,267)	(356)	(2,842)	468

Income before income taxes	9,088	7,188	19,965	25,509

Income taxes	3,335	2,698	6,956	9,882

Net income	5,753	4,490	13,009	15,627

Less: Net income attributable to the noncontrolling interest	1,527	718	3,355	3,147

Net income attributable to Inter Parfums, Inc.	$4,226	$3,772	$9,654	$12,480

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.14	$0.12	$0.32	$0.41
Diluted	$0.14	$0.12	$0.32	$0.40

Weighted average number of shares outstanding:
Basic	30,064	30,627	30,115	30,674
Diluted	30,064	30,914	30,115	30,861

Dividends declared per share	$0.033	$0.033	$0.066	$0.066

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2008	$31	$40,023	$147,995	$30,955	$(26,344)	$53,925	$246,585
Comprehensive income:
Net income	—	—	12,480	—	—	3,147	15,627
Foreign currency translation adjustment	—	—	—	11,698	—	—	11,698
Net derivative instrument gain, net of tax	—	—	—	(140)	—	(46)	(186)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(8,732)	(8,732)
Sale of subsidiary shares to noncontrolling interests	—	197	—	—	—	1,579	1,776
Foreign currency translation adjustment	—	—	—	—	—	3,621	3,621
Dividends	—	—	(2,054)	—	—	(1,735)	(3,789)
Purchased treasury stock	—	—	—	—	(2,206)	—	(2,206)
Shares issued upon exercise of stock options	—	212	—	—	—	—	212
Stock compensation	—	217	187	—	—	70	474
Balance – June 30, 2008	$31	$40,649	$158,608	$42,513	$(28,550)	$51,829	$265,080

Balance – January 1, 2009	$30	$41,950	$168,025	$25,515	$(31,319)	$51,308	$255,509
Comprehensive income:
Net income	—	—	9,654	—	—	3,355	13,009
Foreign currency translation adjustment	—	—	—	4,202	—	—	4,202
Net derivative instrument gain, net of tax	—	—	—	(1,782)	—	(567)	(2,349)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(55)	(55)
Sale of subsidiary shares to noncontrolling interests		(17)				238	221
Dividends	—	—	(1,986)	—	—	(1,716)	(3,702)
Purchased treasury stock	—	—	—	—	(631)	—	(631)
Stock compensation	—	254	115	—	—	55	424
Balance – June 30, 2009	$30	$42,187	$175,808	$27,935	$(31,950)	$52,618	$266,628

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,009	$15,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,108	5,111
Provision (benefit) for doubtful accounts	703	(69)
Noncash stock compensation	508	591
Deferred tax expense (benefit)	(987)	294
Change in fair value of derivatives	(702)	—
Changes in:
Accounts receivable	11,900	4,826
Inventories	7,858	(39,518)
Other assets	(4,643)	430
Accounts payable and accrued expenses	(25,680)	(395)
Income taxes payable, net	2,507	(2,967)

Net cash provided by (used in) operating activities	9,581	(16,070)

Cash flows from investing activities:
Purchases of short-term investments	—	(5,337)
Purchases of equipment and leasehold improvements	(2,809)	(1,860)
Payment for intangible assets acquired	(328)	(701)
Payment for purchase of subsidiary shares from noncontrolling interest	(55)	(18,493)
Proceeds from sale of subsidiary shares to noncontrolling interest	221	1,776

Net cash used in investing activities	(2,971)	(24,615)

Cash flows from financing activities:
Proceeds (repayments) of loans payable – bank, net	(3,409)	3,937
Repayment of long-term debt	(7,452)	(8,423)
Proceeds from exercise of options	—	212
Dividends paid	(1,986)	(2,054)
Dividends paid to noncontrolling interest	(1,716)	(1,735)
Purchase of treasury stock	(631)	(2,206)

Net cash used in financing activities	(15,194)	(10,269)

Effect of exchange rate changes on cash	225	4,614

Net decrease in cash and cash equivalents	(8,359)	(46,340)

Cash and cash equivalents - beginning of period	42,404	90,034

Cash and cash equivalents - end of period	$34,045	$43,694

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,545	$1,915
Income taxes	6,166	9,478

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 established requirements for ownership interest in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interest are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption by the Company of SFAS 160 did not have a material impact on its consolidated financial statements. However as required by SFAS 160, presentation and disclosure requirements of SFAS 160 were retrospectively applied to the Company's consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2009	December 31, 2008

Raw materials and component parts	$26,522	$37,248
Finished goods	90,431	86,385

	$116,953	$123,633

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

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

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at June 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$20,125	$20,125	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	5,185	—	5,185	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	3,411	—	3,411	—

	$28,721	$20,125	$8,596	$—
Liabilities:
Interest rate swaps	$936	$—	$936	$—

(In thousands)		Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,816	$19,816	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	8,162	—	8,162	—

	$27,978	$19,816	$8,162	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$1,429	$—	$1,429	$—
Interest rate swaps	811	—	811	—

	$2,240	$—	$2,240	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives in Statement 133 Net Investment Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(438)	—	Gain (loss) on foreign currency	$3,191	—	Gain (loss) on foreign currency	$702	—

(A) The amount of gain (loss) recognized in income represents $702 related to the amount excluded from the assessment of  hedge effectiveness.

Derivatives in Statement 133 Net Investment Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$3,417	—	Gain (loss) on foreign currency	$2,129	—	Gain (loss) on foreign currency	$(94)	—

(A) The amount of gain (loss) recognized in income represents ($94) related to the amount excluded from the assessment of  hedge effectiveness.

The following tables present gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Six months ended June 30, 2009	Six months ended June 30, 2008

Interest rate swaps	Interest (expense)	$(105)	$371
Foreign exchange contracts	Gain (loss) on foreign currency	$24	$332

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30, 2009	Three months ended June 30, 2008

Interest rate swaps	Interest (expense)	$122	$629
Foreign exchange contracts	Gain (loss) on foreign currency	$7	$68

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in accrued expenses on the accompanying balance sheet as of June 30, 2009. The valuation of foreign currency forward exchange contracts accounted for using hedge accounting and not accounted for using hedge accounting resulted in assets which are included in other current assets on the accompanying balance sheet as of June 30, 2009. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness as defined by SFAS No. 133 is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective or when the underlying forecasted transaction occurs, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. As of June 30, 2009, cash-flow hedges were highly effective, in all material respects.

As a result of the dramatic strengthening of the U.S. dollar, during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. At June 30, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40.2 million, GB pounds 2.9 million, and Japanese yen 72.8 million which all have maturities of less than one year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at June 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description:
Trademark - Nickel	$2,741	$—	$—	$2,741

Goodwill	$5,553	$—	$—	$5,553

The goodwill and trademarks referred to above, relates to our Nickel skin care business which is primarily a component of our European operations. Nickel brand product sales continue to perform below our expectation, as a result, we have been reviewing goodwill and trademarks with indefinite lives relating to Nickel for impairment on a quarterly basis. We have measured fair value of goodwill as a multiple of sales applied to the average of 2007 and 2008 actual sales and projected sales for 2009. The sales multiple was based on a third party financial institution study of sales multiples for all transactions in the skin care, perfume and cosmetic sectors since 2001. There was no change to the carrying amount of the goodwill during the three month period ended June 30, 2009 other than for the effect of foreign currency translation rates. For indefinite-lived intangible assets, if the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using discounted future net cash flow projections and discounted terminal values, the carrying value of the asset is reduced to its fair value. During the three month period ended June 30, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.26 million was recorded.

6.	Shareholders’ Equity:

As of December 31, 2008, the Company’s board of directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock. During the six month period ended June 30, 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options.  Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the six month periods ended June 30, 2009 and 2008 aggregated $0.05 million and $0.02 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2009:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	490,263	$3.81
Nonvested options granted	4,000	$1.92
Nonvested options vested or forfeited	(18,990)	$3.73
Nonvested options – end of year	475,273	$3.79

Share-based payment expense decreased income before income taxes by $0.24 million and $0.51 million for the three and six month periods ended June 30, 2009, respectively, as compared to $0.28 million and $0.59 million for the corresponding periods of the prior year.  Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.13 million and $0.29 million for the three and six month periods ended June 30, 2009, respectively, as compared to $0.16 million and $0.33 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2009:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	1,138,375	$11.23
Granted	4,000	6.15
Forfeited or expired	(57,000)	15.02

Outstanding at June 30, 2009	1,085,375	$11.01

Options exercisable at June 30, 2009	610,103	$10.75
Options available for future grants	1,266,369

As of June 30, 2009, the weighted average remaining contractual life of options outstanding is 2.63 years (1.29 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $0.04 million and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.5 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.2 million. Options under Inter Parfums, S.A. plans vest over a four-year period and no options were granted by Inter Parfums, S.A. during the six month periods ended June 30, 2009 and 2008.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six month periods ended June 30, 2009 and June 30, 2008 were as follows:

(In thousands)	June 30, 2009	June 30, 2008

Cash proceeds from stock options exercised	$—	$212
Tax benefits	—	—
Intrinsic value of stock options exercised	—	136

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2009 and 2008 were $1.92 and $3.69 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2009 and 2008 are set forth in the following table:

	June 30, 2009	June 30, 2008

Weighted-average expected stock-price volatility	46%	39%
Weighted-average expected option life	3.75 years	4.5 years
Weighted-average risk-free interest rate	1.74%	2.7%
Weighted-average dividend yield	2.20%	1.20%

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

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Inter Parfums, Inc.	$4,226	$3,772	$9,654	$12,480
Effect of dilutive securities of consolidated subsidiary	(8)	(10)	(18)	(87)

	$4,218	$3,762	$9,636	$12,393
Denominator:
Weighted average shares	30,064	30,627	30,115	30,674
Effect of dilutive securities:
Stock options and warrants	—	287	—	187

	30,064	30,914	30,115	30,861

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 1.1 million shares of common stock for both the three and six month periods ended June 30, 2009, and 33,000 and 404,000 shares of common stock for the three and six month periods ended June 30, 2008, respectively, as well as outstanding warrants to purchase 300,000 shares of common stock for both the three and six month periods ended June 30, 2009 and 150,000 shares of common stock for both the three and six month periods ended June 30, 2008.

9.	Comprehensive Income:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Comprehensive income:
Net income	$5,753	$4,490	$13,009	$15,627
Other comprehensive income, net of tax:
Foreign currency translation adjustment	13,853	(607)	4,202	11,698
Change in fair value of derivatives	2,155	—	(771)	(186)
Net gains reclassified into earnings from equity	(1,054)	—	(1,578)	—
Comprehensive income:	20,707	3,883	14,862	27,139
Less comprehensive income (loss) attributable to the noncontrolling interest	1,751	(718)	2,788	3,101

Comprehensive income attributable to Inter Parfums, Inc.	$18,956	$3,165	$12,074	$24,038

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income attributable to Inter Parfums, Inc.	$4,226	$3,772	$9,654	$12,480
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	(10)	173	(17)	197
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$4,216	$3,945	$9,637	$12,677

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales:
United States	$9,236	$15,218	$17,609	$27,753
Europe	79,368	84,876	161,404	195,504
Eliminations of intercompany sales	—	(1,016)	—	(1,016)

	$88,604	$99,078	$179,013	$222,241

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$(578)	$669	$(1,345)	$223
Europe	4,792	3,143	10,972	12,272
Eliminations of intercompany profits	12	(40)	27	(15)

	$4,226	$3,772	$9,654	$12,480

			June 30,	December 31,
			2009	2008
Total Assets:
United States			$48,179	$56,320
Europe			361,846	380,058
Eliminations of investment in subsidiary			(9,830)	(11,241)

			$400,195	$425,137

12.	Subsequent Events:

We evaluated subsequent events through August 10, 2009, the date this Quarterly report was filed with the Securities and Exchange Commission.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute our prestige products primarily under license agreements with brand owners and European based prestige product sales represented 90% and 88% of net sales for the six months ended June 30, 2009 and 2008, respectively. We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Paul Smith, S.T. Dupont, Quiksilver/Roxy and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 58% and 60% of net sales for the six months ended June 30, 2009 and 2008, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 10% and 12% of net sales for the six months ended June 30, 2009 and 2008, respectively. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

Historically, seasonality has not been a major factor for our Company. However, with the commencement of operations in 2007 of our four majority-owned European distribution subsidiaries and direct to retailer shipments of our specialty retail product lines, sales are more concentrated in the second half of the year.

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

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels, as well as the continued availability of favorable credit sources and capital market conditions in general. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have impacted our business. This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and have resulted in changes in their ordering patterns for the products that we sell.  The impact of this financial crisis has been challenging for us thus far this year and is expected to continue to be challenging for the remainder of 2009.

We have reviewed our plans and have taken actions to mitigate the impact of these conditions. We have adjusted, and we are continuing to adjust our advertising and promotional budgets to align our spending with anticipated sales. In addition, we have implemented cost saving initiatives to right size our staff in an effort to maintain long-term profitable growth. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. While our business strategies are designed to strengthen our Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our customers, combined with the fact that distributors and retailers are carrying less inventory, will negatively affect our net sales and operating results.

In addition to the ongoing global financial crisis, our reported net sales in comparison to the corresponding periods of the prior year have been negatively impacted by changes in foreign currency exchange rates caused by the strengthening of the U.S. dollar since the fourth quarter of 2008. If the current exchange rates persist or the U.S. dollar continues to strengthen, there will be a continuing adverse impact on our net sales in 2009.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicating that the carrying value of an indefinite-lived intangible asset may not be recoverable.  Impairment of goodwill is evaluated using a two step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using discounted future net cash flow projections and discounted terminal values, the carrying value of the asset would be reduced to its fair value.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Results of Operations

Three and Six Months Ended June 30, 2009 as Compared to the Three and Six Months Ended June 30, 2008

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2009	% Change	2008	2009	% Change	2008

European based product sales	$79.4	(5)%	$83.9	$161.4	(17)%	$194.4
United States based product sales	9.2	(39)%	15.2	17.6	(37)%	27.8

Total net sales	$88.6	(11)%	$99.1	$179.0	(19)%	$222.2

Net sales for the three months ended June 30, 2009 decreased 11% to $88.6 million, as compared to $99.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 3% for the period. Net sales for the six months ended June 30, 2009 decreased 19% to $179.0 million, as compared to $222.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 13% for the period. The strength of the U.S. dollar relative to the euro during the first six months of 2009 gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales decreased 5% for the three months ended June 30, 2009 and 17% for the six months ended June 30, 2009, as compared to the corresponding periods of the prior year. In light of the worldwide decline in consumer spending and the corresponding destocking of fragrance inventories by distributors and retailers, our 5% decline in net sales for European operations and 11% decline overall is modest and consistent if not less than many of our peers. Of that amount, the continued strength of the U.S. dollar relative to the euro, was responsible for about 6.5% of the decline.  As was the case in the first quarter, the second quarter bar was set quite high last year when sales by European-based operations were 19% ahead of the same period one year earlier with much of the gain due to the rollout of Burberry The Beat for women.  In local currency, Burberry fragrance sales aggregated €35.7 million and €77.8 million for the three and six months ended June 30, 2009, respectively, as compared to €35.8 million and €87.7 million for the corresponding periods of the prior year. Lanvin, our second largest prestige brand, has proven somewhat resilient to the economic downturn with year-to-date sales running 25% ahead of last year in local currency due to the continued strength of Eclat d’Arpège, reorders of Jeanne Lanvin which debuted in the fall of 2008, and the good response to Lanvin L’Homme Sport this spring.

INTER PARFUMS, INC. AND SUBSIDIARIES

Despite the challenging economic environment in many parts of the world, certain territories continue to perform at satisfactory levels, notably, Western Europe, Asia and the Middle East.

We are in the midst of an active 2009 new product launch schedule for European-based operations which began in January with the global rollout of the men’s version of Burberry The Beat. Also during the first quarter, we launched our Quiksilver signature fragrance for men. During the second quarter of 2009 we introduced an ST Dupont fragrance for women and a Lanvin L’Homme Sport line, with tennis star, Rafael Nadal as its spokesperson. Paul Smith Man is scheduled to debut in August and a limited edition, high-end women’s fragrance line for the Van Cleef & Arpels brand called Collection Extraordinaire is set for launch later in 2009.

With respect to our United States specialty retail and mass-market products, net sales for the three and six months ended June 30, 2009 declined to $9.2 million and $17.6 million, respectively, as compared to $15.2 million and $27.8 million for the corresponding periods of the prior year. In 2008, we expanded our relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. In early 2008, United States specialty retail product sales were climbing as a steady domestic business combined with a new and vibrant international business to drive sales growth. However, beginning in the fourth quarter of 2008, United States specialty retail product sales came under pressure. Our United States operations continue to feel the effects of the global financial crisis discussed above.

In April 2009, Close, a new Gap fragrance was launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide. International distribution is in process and is expected to reach 5,000 doors in the second half of 2009. In August 2009, new fragrances for men and women will be launched at Banana Republic stores in North America with international distribution to follow shortly thereafter.

New product introductions are also in the works for our other specialty retail partners. In November 2008, we shipped the Brooks Brothers New York collection for men and women to Brooks Brothers U.S. stores and international distribution is scheduled later in 2009. In addition, a new fragrance introduction for the fall of 2009, called Black Fleece is in the works. In July 2008, we entered into an exclusive six year worldwide agreement with bebe Stores, Inc. under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide. Our signature bebe fragrance will be unveiled at 212 bebe stores in the U.S. in August, and over 300 Dillard stores in September followed by worldwide distribution beginning late in the third quarter of 2009. We also have plans to introduce a new fragrance for New York & Company in the second half of 2009. We anticipate that these new activities together with existing distribution should stem the sales decline for our U.S. operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Sales of our mass-market fragrance products have been in a decline for several years. The current global economic crisis has affected both our domestic and international customers. Credit availability has been curtailed and has resulted in continued sales declines. We have no plans to discontinue sales to this market, which aggregated approximately $3.7 million and $7.4 million for the three and six months ended June 30, 2009, respectively, as compared to $4.9 million and $9.8 million for the corresponding periods of the prior year.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Net sales	$88.6	$99.1	$179.0	$222.2
Cost of sales	38.4	43.1	75.2	92.2

Gross margin	$50.2	$56.0	$103.8	$130.0
Gross margin as a percent of net sales	57%	57%	58%	59%

Gross profit margin was 57% and 58% for the three and six month periods ended June 30, 2009, respectively, as compared to 57% and 59% for the corresponding periods of the prior year. We expected a small increase (approximately 50 basis points) in gross margin during the three and six months ended June 30, 2009 as a result of the effect that a strong U.S. dollar relative to the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro. However, the benefits resulting from the strong U.S. dollar was mitigated by gross margin declines resulting from product sales mix within individual lines of Company products resulting in fairly consistent gross margins for all periods presented.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.1 million and $2.4 million for the three and six month periods ended June 30, 2009, respectively, as compared to $1.6 million and $3.2 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Selling, general and administrative expenses	$43.4	$49.1	$86.6	$104.1
Selling, general and administrative expenses as a percent of net sales	49%	50%	48%	47%

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses decreased 12% and 17% for the three and six-month periods ended June 30, 2009, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 49% and 48% of sales for the three and six-month periods ended June 30, 2009, respectively, as compared to 50% and 47% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $15.0 million and $28.0 million for the three and six-month periods ended June 30, 2009, respectively, as compared to $18.5 million and $35.1 million for the corresponding periods of the prior year.

Promotion and advertising represented 16.9% of net sales for the three months ended June 30, 2009, as compared to 18.7% of sales for the corresponding period of the prior year. Advertising expenditures in 2008 were high in support of the launch of Burberry, The Beat for women. As we anticipated lower sales volume in 2009 as compared to 2008, advertising expenditures were curtailed slightly. Royalty expense, included in selling, general and administrative expenses, aggregated $7.9 million and $16.4 million for the three and six-month periods ended June 30, 2009, respectively, as compared to $7.9 million and $20.1 million for the corresponding periods of the prior year.

Income from operations was $6.8 million for both the three-month period ended June 30, 2009 and 2008. Income from operations was $17.1 million for the six month period ended June 30, 2009, as compared to $26.0 million for the corresponding period of the prior year. Operating margins were 7.7% and 9.6% of net sales for the three and six month periods ended June 30, 2009, respectively, as compared to 6.9% and 11.7% for the corresponding periods of the prior year.

Interest expense aggregated $0.4 million and $1.7 million for the three and six-month periods ended June 30, 2009, respectively, as compared to $0.4 million and $1.4 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. An €18 million and a €22 million five-year credit facility were entered into in January 2007 and September 2007, respectively, to finance payments required for the Van Cleef & Arpels license agreement and the acquisition of the Lanvin trademarks.

Foreign currency gains (losses) aggregated $2.6 million and $3.9 million for the three and six-month periods ended June 30, 2009, respectively, as compared to $0.2 million and ($0.2) million for the corresponding periods of the prior year.  We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. For the three and six month periods ended June 30, 2009, the Company recorded a gain of $2.0 million and $3.9 million, respectively, including amounts reclassified from Other Comprehensive Income into earnings.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our effective income tax rate was 37% and 35% for the three and six-month periods ended June 30, 2009, respectively, as compared to 38% and 39% for the corresponding periods of the prior year. Our effective tax rate is usually around 35%. The effective tax rate differs from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. The higher effective rate in 2008 resulted primarily from valuation allowances that were provided in 2008 on deferred tax assets relating to foreign net operating loss carryforwards, as future profitable operations from our four European based distribution subsidiaries is not assured. Although additional valuation allowances were provided in 2009, due to continued losses incurred by the distribution subsidiaries, the higher effective rate was reduced by tax benefits resulting from losses in our United States segment which carries a higher effective rate due to state and local taxes. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$5,753	$4,490	$13,009	$15,627
Less: Net income attributable to the noncontrolling interest	1,527	718	3,355	3,147

Net income attributable to Inter Parfums, Inc.	$4,226	$3,772	$9,654	$12,480

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.14	$0.12	$0.32	$0.41
Diluted	$0.14	$0.12	$0.32	$0.40

Weighted average number of shares outstanding:
Basic	30,064	30,627	30,115	30,674
Diluted	30,064	30,914	30,115	30,861

Net income increased 28% to $5.8 million for the three month period ended June 30, 2009, as compared to $4.5 million for the corresponding period of the prior year. Net income decreased 17% to $13.0 million for the six-month period ended June 30, 2009, as compared to $15.6 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 26% of net income for the three and six month periods ended June 30, 2009, as compared to 16% and 20% for the corresponding periods of the prior year. In 2008, losses from our 51% owned European distribution subsidiaries offset profits from our other 75% owned European subsidiaries.

Net income attributable to Inter Parfums, Inc. increased 12% to $4.2 million for the three month period ended June 30, 2009, as compared to $3.8 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. decreased 23% to $9.7 million for the six-month period ended June 30, 2009, as compared to $12.5 million for the corresponding period of the prior year. Despite the 11% decline in net sales for the three months ended June 30, 2009, net income attributable to Inter Parfums, Inc. increased 12%. As previously mentioned, foreign currency exchange gains from our hedging activities contributed approximately $1.2 million to net income attributable to Inter Parfums, Inc. for such three month period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Diluted earnings per share were $0.14 and $0.12 for the three month periods ended June 30, 2009 and 2008, respectively, and diluted earnings per share were $0.32 and $0.40 for the six month periods ended June 30, 2009 and 2008, respectively. Weighted average shares outstanding aggregated 30.1 million for both the three and six-month periods ended June 30, 2009, respectively, as compared to 30.6 million and 30.7 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.1 million for both the three and six-month periods ended June 30, 2009, as compared to 30.9 million for both the three and six-month periods ended June 30, 2008, respectively. The decline in shares outstanding is primarily the result of shares repurchased pursuant to Board of Directors authorizations.

Liquidity and Capital Resources

Our financial position remains strong. At June 30, 2009, working capital aggregated $182 million and we had a working capital ratio in excess of 2.8 to 1. Cash and cash equivalents aggregated $34 million.

Cash provided by (used in) operating activities aggregated $9.6 million and ($16.1) million for the six month periods ended June 30, 2009 and 2008, respectively. Working capital items used $8 million in cash from operations in 2009 as compared to a use of $38 million in 2008. As of December 31, 2007 and continuing through June 30, 2008, we had a significant buildup of inventory to support a very aggressive launch schedule including the women’s version of Burberry, The Beat and new fragrance families for each of Lanvin, Van Cleef & Arpels, ST Dupont and Nickel. In terms of cash flows, for the six month period ended June 30, 2009, inventories and accounts receivable decreased $11.9 million and $7.9 million respectively.  The global economic crisis has resulted in lower sales levels and extended payment terms to certain international distributors prevented further declines in accounts receivables and inventories during the period. In addition, in the 2009 period, accounts payable and accrued expenses decreased $26 million as our vendor obligations for the year end inventory buildup became due.

Cash flows used in investing activities in 2009 reflects payments of approximately $2.8 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 million and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2009 are expected to be in the range of $3.5 million to $4.5 million, considering our 2009 launch schedule.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2009, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2009 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of June 30, 2009, short-term borrowings aggregated $10.5 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

In 2007, we financed the acquisition of the worldwide rights to the Lanvin brand names and international trademarks and the license for the Van Cleef & Arpels brand and related trademarks by entering into five-year credit agreements. The long-term credit facilities provide for principal and interest to be repaid in 20 quarterly installments. As of June 30, 2009, total long-term debt including current maturities aggregated $33.8 million.

As of December 31, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock and through June 30, 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

In December 2008, our Board of Directors authorized a continuation of our cash dividend of $0.133 per share, aggregating approximately $4.0 million per annum, payable $.033 per share on a quarterly basis. Our next cash dividend for 2009 will be paid on October 15, 2009 to shareholders of record on September 30, 2009. The cash dividend for 2009 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six month period ended June 30, 2009.

Contractual Obligations

The following table sets for a schedule of our contractual obligations as of December 31, 2008 over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

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

As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. At June 30, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40.2 million, GB pounds 2.9 million, and Japanese yen 72.8 million which have varying maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. As of December 31, 2008, the remaining balance owed pursuant to this facility was  €1.6 million, which has been paid in full as of June 30, 2009. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €14.3 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Part II.  Other Information

Items 1, Legal Proceedings, 1A, Risk Factors, 3, Defaults Upon Senior Securities and 5, Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number of shares of our common stock that we repurchased during the quarter covered by this report. The average price per common share was $5.82.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs		(d) Maximum number of shares that may yet be purchased under the plans or programs

April 2009	48,100	$5.82	48,100	[1]	923,763
May 2009	-0-	NA	-0-		923,763
June 2009	-0-	NA	-0-		923,763
Total	48,100	$5.82	48,100		923,763

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Inter Parfums, Inc. was held on July 24, 2009 at 10:00 a.m., local time, at the offices of the Company, 551 Fifth Avenue, New York, New York 10176.

(b) The following individuals were nominated for election as members of the Board of Directors to hold office for a term of one (1) year until the next annual meeting of stockholders and until their successors are elected and qualify: Jean Madar, Philippe Benacin, Russell Greenberg, Philippe Santi, Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Serge Rosinoer and Patrick Choël. The results of the voting were as set forth below. A plurality of the votes having been cast in favor of each of the above-named Directors, they were duly elected to serve a one (1) year term.

Nominee	Votes For	Votes Withheld

Jean Madar	26,515,091	2,175,926
Philippe Benacin	25,703,475	2,987,542
Russell Greenberg	25,486,998	3,204,019
Francois Heilbronn	28,303,419	387,598
Jean Levy	28,529,073	161,944
Robert Bensoussan-Torres	28,535,710	155,307
Philippe Santi	25,703,475	2,987,542
Serge Rosinoer	28,623,333	67,684
Patrick Choël	28,529,073	161,944

1Plan disclosed on January 22, 2009 for a maximum of 1,500,000 shares.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.    Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Sequentially Numbered Page in Report

10.137	Lease Extension Agreement between 14th Street Development, LLC and Nickel USA, Inc. dated June 8, 2009	34

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	36

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	37

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	38

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2009.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer