Form 10-Q
period 2009-09-30
INTER PARFUMS INC
filed 2009-11-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At November 6, 2009, there were 30,079,589 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,710	$42,404
Accounts receivable, net	127,296	120,507
Inventories	95,998	123,633
Receivables, other	4,791	2,904
Other current assets	9,392	10,034
Income tax receivable	46	1,631
Deferred tax assets	4,880	3,388
Total current assets	300,113	304,501
Equipment and leasehold improvements, net	9,197	7,670
Goodwill	5,747	5,470
Trademarks, licenses and other intangible assets, net	105,375	104,922
Other assets	1,003	2,574
Total assets	$421,435	$425,137

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$10,029	$13,981
Current portion of long-term debt	11,870	13,352
Accounts payable - trade	40,275	66,236
Accrued expenses	40,063	35,368
Income taxes payable	1,723	442
Dividends payable	992	996
Total current liabilities	104,952	130,375
Long-term debt, less current portion	20,231	27,691
Deferred tax liability	11,013	11,562
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,066,239 and 30,168,939 shares at September 30, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	42,478	41,950
Retained earnings	182,111	168,025
Accumulated other comprehensive income	35,602	25,515
Treasury stock, at cost, 10,074,479 and 9,966,379 common shares at September 30, 2009 and December 31, 2008, respectively	(31,950)	(31,319)
Total Inter Parfums, Inc. shareholders’ equity	228,271	204,201
Noncontrolling interest	56,968	51,308
Total equity	285,239	255,509
Total liabilities and equity	$421,435	$425,137

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$117,542	$123,531	$296,555	$345,772

Cost of sales	50,462	56,206	125,709	148,385

Gross margin	67,080	67,325	170,846	197,387

Selling, general and administrative	53,169	56,039	139,812	160,124

Income from operations	13,911	11,286	31,034	37,263

Other expenses (income):
Interest expense	482	1,418	2,192	2,865
(Gain) loss on foreign currency	(854)	77	(4,796)	262
Interest income	(135)	(446)	(745)	(1,611)

	(507)	1,049	(3,349)	1,516

Income before income taxes	14,418	10,237	34,383	35,747

Income taxes	4,807	2,358	11,763	12,241

Net income	9,611	7,879	22,620	23,506

Less: Net income attributable to the noncontrolling interest	2,349	1,691	5,704	4,838

Net income attributable to Inter Parfums, Inc.	$7,262	$6,188	$16,916	$18,668

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.24	$0.20	$0.56	$0.61
Diluted	$0.24	$0.20	$0.56	$0.60

Weighted average number of shares outstanding:
Basic	30,061	30,632	30,097	30,660
Diluted	30,065	30,886	30,098	30,869

Dividends declared per share	$0.033	$0.033	$0.099	$0.099

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2008	$31	$40,023	$147,995	$30,955	$(26,344)	$53,925	$246,585
Comprehensive income:
Net income	—	—	18,668	—	—	4,838	23,506
Foreign currency translation adjustment	—	—	—	(5,436)	—	—	(5,436)
Net derivative instrument gain, net of tax	—	—	—	(140)	—	(53)	(193)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(8,623)	(8,623)
Sale of subsidiary shares to noncontrolling interests	—	215	—	—	—	1,700	1,915
Foreign currency translation adjustment	—	—	—	—	—	(1,307)	(1,307)
Dividends	—	—	(3,043)	—	—	(1,735)	(4,778)
Purchased treasury stock	—	—	—	—	(2,206)	—	(2,206)
Shares issued upon exercise of stock options	—	479	—	—	—	—	479
Stock compensation	—	335	243	—	—	105	683
Balance – September 30, 2008	$31	$41,052	$163,863	$25,379	$(28,550)	$48,850	$250,625

Balance – January 1, 2009	$30	$41,950	$168,025	$25,515	$(31,319)	$51,308	$255,509
Comprehensive income:
Net income	—	—	16,916	—	—	5,704	22,620
Foreign currency translation adjustment	—	—	—	13,251	—	—	13,251
Net derivative instrument gain, net of tax	—	—	—	(3,164)	—	(1,084)	(4,248)
Sale of subsidiary shares to noncontrolling interests		(53)				2,677	2,624
Dividends	—	—	(2,979)	—	—	(1,716)	(4,695)
Purchased treasury stock	—	—	—	—	(631)	—	(631)
Shares issued upon exercise of stock options	—	200	—	—	—	—	200
Stock compensation	—	381	149	—	—	79	609
Balance – September 30, 2009	$30	$42,478	$182,111	$35,602	$(31,950)	$56,968	$285,239

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,620	$23,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,758	7,666
Provision for doubtful accounts	947	323
Noncash stock compensation	724	868
Deferred tax (benefit)	(2,385)	(709)
Change in fair value of derivatives	(713)	—
Changes in:
Accounts receivable	(1,880)	(27,707)
Inventories	30,891	(32,239)
Other assets	(4,694)	2,601
Accounts payable and accrued expenses	(24,530)	(10,966)
Income taxes payable, net	4,851	(4,452)
Net cash provided by (used in) operating activities	33,589	(41,109)

Cash flows from investing activities:
Purchases of short-term investments	—	(5,312)
Proceeds from sale of short-term investments	—	5,312
Purchases of equipment and leasehold improvements	(3,758)	(2,301)
Payment for intangible assets acquired	(622)	(1,015)
Payment for purchase of subsidiary shares from noncontrolling interest	—	(18,405)
Proceeds from sale of subsidiary shares to noncontrolling interest	2,608	2,094
Net cash used in investing activities	(1,772)	(19,627)

Cash flows from financing activities:
Proceeds (repayments) of loans payable – bank, net	(4,025)	20,572
Repayment of long-term debt	(10,360)	(12,637)
Proceeds from exercise of options including tax benefits	200	479
Dividends paid	(2,979)	(3,058)
Dividends paid to noncontrolling interest	(1,716)	(1,735)
Purchase of treasury stock	(631)	(2,206)
Net cash provided by (used in) financing activities	(19,511)	1,415

Effect of exchange rate changes on cash	3,000	1,268

Net increase (decrease) in cash and cash equivalents	15,306	(58,053)

Cash and cash equivalents - beginning of period	42,404	90,034

Cash and cash equivalents - end of period	$57,710	$31,981

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,000	$2,866
Income taxes	9,746	12,346

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2008. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued Accounting Standards Codification (“ASC”) topic 810-10-65-1 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC topic 810-10-65-1 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC topic 810-10-65-1 is effective, on a prospective basis, for fiscal years beginning after December  15, 2008. The adoption by the Company of ASC topic 810-10-65-1 did not have a material impact on its consolidated financial statements. However, presentation and disclosure requirements of ASC topic 810-10-65-1 were retrospectively applied to the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC topic 855 (formerly SFAS No. 165, “Subsequent Events”). ASC topic 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC topic 855 is effective prospectively for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued ASC topic 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC topic 810 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis.  ASC topic 810 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of ASC topic 810 will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC topic 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not.  ASC topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2009	December 31, 2008

Raw materials and component parts	$24,060	$37,248
Finished goods	71,938	86,385

	$95,998	$123,633

4.	Fair Value Measurement:

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

(In thousands)		Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$20,591	$20,591	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	2,310	—	2,310	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	3,138	—	3,138	—

	$26,039	$20,591	$5,448	$—
Liabilities:
Interest rate swaps	$920	$—	$920	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,816	$19,816	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	8,162	—	8,162	—

	$27,978	$19,816	$8,162	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$1,429	$—	$1,429	$—
Interest rate swaps	811	—	811	—

	$2,240	$—	$2,240	$—

The following tables present gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$1,857	—	Gain (loss) on foreign currency	$4,725	—	Gain (loss) on foreign currency	$713	—

(A) The amount of gain (loss) recognized in income represents $713 related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Three months ended			Three months ended			Three months ended
	September 30,			September 30,			September 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange			Gain (loss) on			Gain (loss) on
contracts	$2,295	—	foreign currency	$1,534	—	foreign currency	$11	—

(A) The amount of gain (loss) recognized in income represents $11 related to the amount excluded from the assessment of hedge effectiveness.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Interest rate swaps	Interest (expense)	$(62)	$(26)
Foreign exchange contracts	Gain (loss) on foreign currency	$29	$(209)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30, 2009	Three months ended September 30, 2008

Interest rate swaps	Interest (expense)	$43	$(394)
Foreign exchange contracts	Gain (loss) on foreign currency	$5	$(541)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in accrued expenses on the accompanying balance sheet as of September 30, 2009. The valuation of foreign currency forward exchange contracts accounted for using hedge accounting and not accounted for using hedge accounting resulted in assets which are included in other current assets on the accompanying balance sheet as of September 30, 2009. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness as defined by ASC topic 815-10-10 (formerly SFAS No. 133) is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective or when the underlying forecasted transaction occurs, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. As of September 30, 2009, cash-flow hedges were highly effective, in all material respects.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of the dramatic strengthening of the U.S. dollar, during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. At September 30, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $42.4 million and GB pounds 6.6 million which all have maturities of less than one year.

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

(In thousands)		Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description:
Trademark - Nickel	$2,839	$—	$—	$2,839

Goodwill	$5,747	$—	$—	$5,747

The goodwill and trademarks referred to above, relates to our Nickel skin care business which is primarily a component of our European operations. Nickel brand product sales, which performed in line with our budgets during the three month period ended September 30, 2009, had performed below our expectations in the past, and as a result, we have been reviewing goodwill and trademarks with indefinite lives relating to Nickel for impairment on a quarterly basis. We have measured fair value of goodwill as a multiple of sales applied to the average of 2008 actual sales and projected sales for 2009 and 2010. The sales multiple was based on a third party financial institution study of sales multiples for all transactions in the skin care, perfume and cosmetic sectors during the past four years. There was no change to the carrying amount of the goodwill during the nine month period ended September 30, 2009 other than for the effect of foreign currency translation rates. For indefinite-lived intangible assets, if the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using discounted future net cash flow projections and discounted terminal values, the carrying value of the asset is reduced to its fair value. During the three month period ended September 30, 2009, no impairment charges were recorded. For the nine month period ended September 30, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.26 million was recorded.

6.	Shareholders’ Equity:

As of December 31, 2008, the Company’s board of directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock. During the nine month period ended September 30, 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options.  Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the nine month periods ended September 30, 2009 and 2008 aggregated $0.05 million and $0.02 million, respectively.

Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	490,263	$3.81
Nonvested options granted	4,000	$1.92
Nonvested options vested or forfeited	(18,990)	$3.73
Nonvested options – end of period	475,273	$3.79

Share-based payment expense decreased income before income taxes by $0.22 million and $0.72 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $0.28 million and $0.87 million for the corresponding periods of the prior year.  Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.13 million and $0.41 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $0.15 million and $0.48 million for the corresponding periods of the prior year.  The following table summarizes stock option information for the nine month period ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price

Options outstanding - beginning of period	1,138,375	$11.23
Options granted	4,000	6.15
Options exercised	(5,400)	10.11
Options forfeited or expired	(57,000)	15.02

Options outstanding - end of period	1,079,975	$11.02

Options exercisable at September 30, 2009	604,703	$10.76
Options available for future grants	1,266,369

As of September 30, 2009, the weighted average remaining contractual life of options outstanding is 2.39 years (1.04 years for options exercisable).  The aggregate intrinsic value of options outstanding and options exercisable is $1.6 million and $1.0 million, respectively and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.4 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.2 million. Options under Inter Parfums, S.A. plans vest over a four-year period and no options were granted by Inter Parfums, S.A. during the nine month periods ended September 30, 2009 and 2008.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine month periods ended September 30, 2009 and September 30, 2008 were as follows:

(In thousands)	September 30, 2009	September 30, 2008
Cash proceeds from stock options exercised	$55	$272
Tax benefits	145	207
Intrinsic value of stock options exercised	11	136

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2009 and 2008 were $1.92 and $3.69 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2009 and 2008 are set forth in the following table:

	September 30, 2009	September 30, 2008

Weighted-average expected stock-price volatility	46%	39%
Weighted-average expected option life	3.75 years	4.5 years
Weighted-average risk-free interest rate	1.74%	2.7%
Weighted-average dividend yield	2.20%	1.20%

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Numerator:
Net income attributable to Inter Parfums, Inc.	$7,262	$6,188	$16,916	$18,668
Effect of dilutive securities of consolidated subsidiary	—	(35)	(18)	(122)

	$7,262	$6,153	$16,898	$18,546
Denominator:
Weighted average shares	30,061	30,632	30,097	30,660
Effect of dilutive securities:
Stock options and warrants	4	254	1	209

	30,065	30,886	30,098	30,869

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 1.0 million and 1.1 million shares of common stock for the three and nine month periods ended September 30, 2009, and 0.3 million and 0.4 million shares of common stock for the three and nine month periods ended September 30, 2008, respectively, as well as outstanding warrants to purchase 300,000 shares of common stock for both the three and nine month periods ended September 30, 2009 and 150,000 shares of common stock for both the three and nine month periods ended September 30, 2008.

9.	Comprehensive Income (Loss):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Comprehensive income (loss):
Net income	$9,611	$7,879	$22,620	$23,506
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9,049	(17,134)	13,251	(5,436)
Change in fair value of derivatives	(1,148)	(7)	(1,919)	(193)
Net gains reclassified into earnings from equity	(751)	—	(2,329)	—
Comprehensive income (loss):	16,761	(9,262)	31,623	17,877
Less comprehensive income (loss) attributable to the noncontrolling interest	1,832	1,684	4,620	4,785

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$14,929	$(10,946)	$27,003	$13,092

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Net income attributable to Inter Parfums, Inc.	$7,262	$6,188	$16,916	$18,668
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	(36)	18	(53)	215
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$7,226	$6,206	$16,863	$18,883

11.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Net sales:
United States	$13,541	$14,714	$31,150	$42,467
Europe	104,001	109,479	265,405	304,983
Eliminations of intercompany sales	—	(662)	—	(1,678)

	$117,542	$123,531	$296,555	$345,772

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$288	$189	$(1,057)	$412
Europe	6,969	5,980	17,941	18,252
Eliminations of intercompany profits	5	19	32	4

	$7,262	$6,188	$16,916	$18,668

	September 30,	December 31,
	2009	2008
Total Assets:
United States	$49,693	$56,320
Europe	380,924	380,058
Eliminations of investment in subsidiary	(9,182)	(11,241)

	$421,435	$425,137

12.	Entry Into Definitive Agreements:

In October 2009, we entered into an exclusive worldwide license agreement with J Choo Limited for the creation, development and distribution of fragrances under the Jimmy Choo brand. Our rights under such license agreement, which runs through 2022, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. A member of the Company’s board of directors is also a member of the board of directors of Jimmy Choo Limited.

13.	Subsequent Events:

We evaluated subsequent events through November 9, 2009, the date this Quarterly report was filed with the Securities and Exchange Commission.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 75% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 25% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products currently represent less than 3% of consolidated net sales.

We produce and distribute our prestige products primarily under license agreements with brand owners and European based prestige product sales represented 89% and 88% of net sales for the nine months ended September 30, 2009 and 2008, respectively. We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Paul Smith, S.T. Dupont and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license; sales of Burberry products represented 58% and 56% of net sales for the nine months ended September 30, 2009 and 2008, respectively.

In September 2009, by mutual consent as a result of unsatisfactory commercial development, we agreed to an early termination of our license agreement with Quiksilver. The termination will take effect on June 30, 2010 and is not expected to have any material effect on our consolidated financial statements.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 11% and 12% of net sales for the nine months ended September 30, 2009 and 2008, respectively. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels, as well as the continued availability of favorable credit sources and capital market conditions in general. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have impacted our business. This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and have resulted in changes in their ordering patterns for the products that we sell.  Although some signs of a recovery have become apparent with improving sales trends, the impact of this financial crisis has been challenging for us thus far this year and is expected to continue to be challenging for the remainder of 2009.

We have reviewed our plans and have taken actions to mitigate the impact of these conditions. We have adjusted, and we are continuing to adjust our advertising and promotional budgets to align our spending with anticipated sales. In addition, we have implemented cost saving initiatives to right size our staff in an effort to maintain long-term profitable growth. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. While our business strategies are designed to strengthen our Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our customers could negatively affect our net sales and operating results.

In addition to the ongoing global financial crisis, our reported net sales in comparison to the corresponding periods of the prior year have been negatively impacted by changes in foreign currency exchange rates. A strong U.S. dollar has an adverse impact on our net sales, as a substantial portion of sales of our European operations are denominated in euro.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Jimmy Choo

In October 2009, we entered into an exclusive worldwide license agreement with J Choo Limited for the creation, development and distribution of fragrances under the Jimmy Choo brand. Our rights under such license agreement, which runs through 2022, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Plans call for our first Jimmy Choo fragrance launch in late 2010 or in 2011.

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

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable.  Impairment of goodwill is evaluated using a two step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, impairment is recorded.

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. The first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result of continued sales declines, we test for impairment of goodwill on a quarterly basis. We have measured fair value of goodwill as a multiple of sales applied to the average of 2008 actual sales and projected sales for 2009 and 2010, which we believe is representative of the current state of the reporting unit. We expect Nickel brand sales to decline approximately 5% in 2009 as the global economic crisis continues, and we expect Nickel brand sales to increase 5% in 2010 as the result of new product launches in combination with an expected economic recovery. In estimating future sales, we use our internal budgets developed based on recent sales data for existing products and planned timing of new product launches. The sales multiple is based on a third party financial institution study of sales multiples for all transactions in the skin care, perfume and cosmetic sectors during the past four years. At current exchange rates, if average sales for the reporting unit decreased 10% we would incur a goodwill impairment charge of $1.0 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. During the three month period ended June 30, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.26 million was recorded. No additional impairment during the three months ended September 30, 2009 was needed. We assumed a market royalty rate of 6% and a discount rate of 9.5%. The following table presents the impact a change in the following significant assumptions would have had on our impairment charge recognized at June 30, 2009 assuming all other assumptions remained constant:

In thousands		Increase (decrease)
	Change	to impairment charge

Weighted average cost of capital	+10%	$(181)
Weighted average cost of capital	-10%	$226
Future sales levels	+10%	$264
Future sales levels	-10%	$(264)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.5%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions that we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our intangible assets subject to amortization. In those cases where we determine that the useful life of long-lived assets should be shortened, we would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

INTER PARFUMS, INC. AND SUBSIDIARIES

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3 (formerly paragraph 11 of SFAS 142). The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite life intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life”. The existence of a repurchase option in 2025 may limit the useful life of the Lanvin brand names and trademarks to the company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our company and their useful life would be considered to be indefinite.

With respect to the application of ASC topic 350-30-35-8 (formerly paragraph 13 of SFAS 142), the Lanvin brand names and trademarks would only have a finite life to our company if the repurchase option were exercised, and in applying ASC topic 350-30-35-8 we assumed that the repurchase option is exercised. When exercised, Lanvin has an obligation to pay the exercise price and the company would be required to convey the Lanvin brand names and trademarks back to Lanvin. The exercise price to be received (Residual Value) is well in excess of the carrying value of the Lanvin brand names and trademarks, therefore no amortization is required.

Derivatives

We account for derivative financial instruments in accordance with ASC topic 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended), which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This topic also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they are measured at fair value.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2009 as Compared to the Three and Nine Months Ended September 30, 2008

Net sales	Three months ended September 30,			Nine months ended September 30,
(In millions)	2009	% Change	2008	2009	% Change	2008

European based product sales	$104.0	(4)%	$108.8	$265.4	(13)%	$303.3
United States based product sales	13.5	(8)%	14.7	31.2	(27)%	42.5

Total net sales	$117.5	(5)%	$123.5	$296.6	(14)%	$345.8

Net sales for the three months ended September 30, 2009 decreased 5% to $117.5 million, as compared to $123.5 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 6% for the period. Net sales for the nine months ended September 30, 2009 decreased 14% to $296.6 million, as compared to $345.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 11% for the period. The strength of the U.S. dollar relative to the euro during the first nine months of 2009 gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales decreased 4% for the three months ended September 30, 2009 and 13% for the nine months ended September 30, 2009, as compared to the corresponding periods of the prior year. During the three month period ended September 30, 2009 we began to see a small recovery from the worldwide decline in consumer spending and the corresponding destocking of fragrance inventories by distributors and retailers experienced during the first half of the year. Our 4% decline in net sales for European operations and 5% decline in total sales are modest and consistent if not less than several of our peers. As was the case in the first half of 2009, the third quarter bar was set quite high last year when third quarter sales by European-based operations were 23% ahead of the same period one year earlier with much of the gain due to the rollout of Burberry The Beat for women.  Nonetheless, in local currency, Burberry fragrance sales were 19% ahead for the current third quarter with sales of €48.0 million, compared to €40.3 million in the third quarter of 2008. For the first nine months of the 2009 Burberry fragrance sales were €125.7 million, as compared to and €128.0 million for the corresponding periods of the prior year. Lanvin, our second largest prestige brand, has proven somewhat resilient to the economic downturn with year-to-date sales virtually unchanged from last year in local currency. Quarterly fluctuations are the result of the timing the sell-in period of new product launches. For example, Jeanne Lanvin debuted in the fall of 2008, and Lanvin L’Homme Sport debuted this spring.

Despite the challenging economic environment in many parts of the world, certain territories continue to perform at satisfactory levels, notably, Western Europe, Asia and the Middle East.

INTER PARFUMS, INC. AND SUBSIDIARIES

There has been an active new product launch schedule throughout the year for European-based operations which began in January with the global rollout of the men’s version of Burberry The Beat. Also during the first quarter, we launched our Quiksilver signature fragrance for men. During the second quarter of 2009 we introduced an ST Dupont Rose, a fragrance for women and a Lanvin L’Homme Sport line, with tennis star, Rafael Nadal as its spokesperson. Paul Smith Man debuted in August and a limited edition, high-end women’s fragrance line for the Van Cleef & Arpels brand called Collection Extraordinaire was launched in September.

With respect to our United States specialty retail and mass-market products, net sales for the three and nine months ended September 30, 2009 declined 8% and 27%, respectively, to $13.5 million and $31.2 million, respectively, as compared to $14.7 million and $42.5 million for the corresponding periods of the prior year. In 2008, we expanded our relationship with Gap Inc. with the signing of a license agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. In early 2008, United States specialty retail product sales were climbing as a steady domestic business combined with a new and vibrant international business to drive sales growth. However, beginning in the fourth quarter of 2008, United States specialty retail product sales came under pressure. Our United States operations continue to feel the effects of the global financial crisis discussed above.

We disclosed in our last quarterly report, that new product launches together with existing distribution should stem the sales decline for our U.S. operations, and that was most certainly the case. In April 2009, Close, a new Gap fragrance was launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide. International distribution is in process and is expected to reach 5,000 doors by 2009 year end. In August 2009, new fragrances, Republic of Men and Republic of Women, were launched at Banana Republic stores in North America with international distribution following shortly thereafter.

In November 2008, we shipped the Brooks Brothers New York collection for men and women to Brooks Brothers U.S. stores and international distribution is now underway. In addition, a new fragrance, Black Fleece, launched in the fall of 2009. Our signature bebe fragrance was unveiled at 212 bebe stores in the U.S. in August 2009, and over 300 Dillard stores in September 2009. Worldwide distribution began late in the third quarter of 2009. We also have plans to introduce a new fragrance for New York & Company during the fourth quarter of 2009.

Sales of our mass-market fragrance products have been in a decline for several years. The current global economic crisis has affected both our domestic and international customers. Credit availability has been curtailed and has resulted in continued sales declines. We have no plans to discontinue sales to this market, which aggregated approximately $4.2 million and $11.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $5.6 million and $15.4 million for the corresponding periods of the prior year.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Net sales	$117.5	$123.5	$296.6	$345.8
Cost of sales	50.4	56.2	125.7	148.4

Gross margin	$67.1	$67.3	$170.9	$197.4
Gross margin as a percent of net sales	57%	55%	58%	57%

Gross profit margin was 57% and 58% for the three and nine month periods ended September 30, 2009, respectively, as compared to 55% and 57% for the corresponding periods of the prior year. For the three and nine months ended September 30, 2009, gross margins included a benefit of approximately 193 basis points and 105 basis points, respectively, as a result of cash flow hedging activities entered into in late 2008 to take advantage of the effect a strong U.S. dollar relative to the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro. Additional fluctuations in gross margin results from product sales mix within individual lines of Company products. As reported in last years third quarter report, third quarter 2008 European based product sales included an unusually high level of gift sets which generate a lower gross margin than regular product.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.3 million and $3.7 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $1.8 million and $4.9 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Selling, general and administrative expenses	$53.2	$56.0	$139.8	$160.1
Selling, general and administrative expenses as a percent of net sales	45%	45%	47%	46%

Selling, general and administrative expenses decreased 5% and 13% for the three and nine month periods ended September 30, 2009, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 45% and 47% of sales for the three and nine month periods ended September 30, 2009, respectively, as compared to 45% and 46% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $18.4 million and $46.3 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $19.7 million and $54.8 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising represented 15.6% of net sales for the nine months ended September 30, 2009, as compared to 15.9% of sales for the corresponding period of the prior year. Advertising expenditures in 2008 were high in support of the launch of Burberry, The Beat for women. As we anticipated lower sales volume in 2009 as compared to 2008, advertising expenditures were curtailed slightly. Royalty expense, included in selling, general and administrative expenses, aggregated $10.1 million and $26.5 million for the three and nine-month periods ended September 30, 2009, respectively, as compared to $9.8 million and $29.9 million for the corresponding periods of the prior year. The increase in royalty expense for the three-month period ended September 30, 2009 was a function of product sales mix.

Income from operations increased 23% to $13.9 million for the three months ended September 30, 2009, as compared to $11.3 million for the corresponding period of the prior year. Income from operations was $31.0 million for the nine month period ended September 30, 2009, as compared to $37.3 million for the corresponding period of the prior year. Operating margins were 11.8% and 10.5% of net sales for the three and nine month periods ended September 30, 2009, respectively, as compared to 9.1% and 10.8% for the corresponding periods of the prior year.

Interest expense aggregated $0.5 million and $2.2 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $1.4 million and $2.9 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $42.1 million as of September 30, 2009, as compared to $73.2 million as of September 30, 2008. In addition, due to the changes in fair value of interest rate swaps, interest expense for the three months ended September 30, 2008 includes a charge of $0.4 million, as compared to a small benefit ($0.04 million) recorded for the three months ended September 30, 2009.

Foreign currency gains aggregated $0.9 million and $4.8 million for the three and nine-month ended September 30, 2009, respectively, as compared to losses of $0.1 million and $0.3 million for the corresponding periods of the prior year.  We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. As a result, for the three and nine months ended September 30, 2009, the Company recorded a gain of $1.5 million and $5.4 million, respectively, including amounts reclassified from Other Comprehensive Income into earnings relating to these contracts.

Our effective income tax rate was 33% and 34% for the three and nine months ended September 30, 2009, respectively, as compared to 23% and 34% for the corresponding periods of the prior year. Our effective tax rate generally approximates 35%. The effective tax rate differs from statutory rates primarily due to the effect of state and local taxes and tax rates in foreign jurisdictions which has declined slightly in 2009 as a result of the 2008 formation by Inter Parfums, SA, our 75% owned French subsidiary, of IP Suisse, who receives a favorable tax rate on a portion of Inter Parfums, S.A. taxable income. As of September 30, 2008, Nickel S.A., a wholly-owned subsidiary of Inter Parfums, S.A. was merged into Inter Parfums, S.A.  As a result of the merger, the Company recognized the utilization of certain foreign operating loss carryforwards for which valuation allowances had previously been recorded. As a result, the tax provision in 2008 has been reduced by a benefit of approximately $0.7 million. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share (In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$9,611	$7,879	$22,620	$23,506
Less: Net income attributable to the noncontrolling interest	2,349	1,691	5,704	4,838

Net income attributable to Inter Parfums, Inc.	$7,262	$6,188	$16,916	$18,668

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.24	$0.20	$0.56	$0.61
Diluted	$0.24	$0.20	$0.56	$0.60

Weighted average number of shares outstanding:
Basic	30,097	30,632	30,061	30,660
Diluted	30,098	30,886	30,065	30,869

Net income increased 22% to $9.6 million for the three months ended September 30, 2009, as compared to $7.9 million for the corresponding period of the prior year. Net income decreased 4% to $22.6 million for the nine months ended September 30, 2009, as compared to $23.5 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 24% and 25% of net income for the three and nine months ended September 30, 2009, respectively, as compared to 21% for both the corresponding periods of the prior year. In 2008, losses from our 51% owned European distribution subsidiaries offset profits from our other 75% owned European subsidiaries.

Net income attributable to Inter Parfums, Inc. increased 17% to $7.3 million for the three months ended September 30, 2009, as compared to $6.2 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. decreased 9% to $17.0 million for the nine months ended September 30, 2009, as compared to $18.7 million for the corresponding period of the prior year. Increased gross margins and foreign currency exchange gains from hedging activities, contributed to the growth in net income attributable to Inter Parfums, Inc. for the period.

Diluted earnings per share were $0.24 and $0.20 for the three months ended September 30, 2009 and 2008, respectively, and diluted earnings per share were $0.56 and $0.60 for the nine month periods ended September 30, 2009 and 2008, respectively. Weighted average shares outstanding aggregated 30.1 million for both the three and nine months ended September 30, 2009, respectively, as compared to 30.6 million and 30.7 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.1 million for both the three and nine months ended September 30, 2009, as compared to 30.9 million for both the three and nine months ended September 30, 2008, respectively. The decline in shares outstanding is primarily the result of shares repurchased pursuant to Board of Directors authorizations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our financial position remains strong. At September 30, 2009, working capital aggregated $195 million and we had a working capital ratio of almost 2.9 to 1. Cash and cash equivalents aggregated $58 million.

Cash provided by (used in) operating activities aggregated $33.6 million and ($41.1) million for the nine months ended September 30, 2009 and 2008, respectively. Working capital items provided $5 million in cash from operations in 2009 as compared to a use of $73 million in 2008. As of December 31, 2007 and continuing through September 30, 2008, we had a significant buildup of inventory to support a very aggressive launch schedule including Burberry, The Beat and new fragrance families for each of Lanvin, Van Cleef & Arpels, ST Dupont and Nickel. In terms of cash flows, for the nine month period ended September 30, 2009, inventories decreased $30.9 million. The global economic crisis has resulted in lower sales levels. Our inventory levels have been steadily declining since third quarter 2008 as we have made modifications to our sales projections to take into account the difficult environment. In terms of cash flow, accounts receivable increased $1.9 million for the nine months ended September 30, 2009, as extended payment terms to certain international distributors prevented further declines in accounts receivable during the period. In addition, in the 2009 period, accounts payable and accrued expenses decreased $24.5 million as our vendor obligations for the year end inventory buildup became due.

Cash flows used in investing activities in 2009 reflects payments of approximately $3.8 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 million and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2009 are expected to be in the range of $4.0 million to $4.5 million, considering our 2009 launch schedule.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2009, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2009 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of September 30, 2009, short-term borrowings aggregated $10.0 million.

In 2007, we financed the acquisition of the worldwide rights to the Lanvin brand names and international trademarks and the license for the Van Cleef & Arpels brand and related trademarks by entering into five-year credit agreements. The long-term credit facilities provide for principal and interest to be repaid in 20 quarterly installments. As of September 30, 2009, total long-term debt including current maturities aggregated $32.1 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

As of December 31, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock and through September 30, 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

In December 2008, our Board of Directors authorized a continuation of our cash dividend of $0.133 per share, aggregating approximately $4.0 million per annum, payable $.033 per share on a quarterly basis. Our next cash dividend for 2009 will be paid on January 15, 2010 to shareholders of record on December 31, 2009. Dividends paid, including dividends paid once per year to minority shareholders of Inter Parfums, S.A., aggregated $4.7 million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively. The cash dividend for 2009 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2009.

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

As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. At September 30, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $42.5 million and GB pounds 6.6 million which have varying maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. As of December 31, 2008, the remaining balance owed pursuant to this facility was €1.6 million, which has been paid in full as of September 30, 2009. The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €13.2 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Item 6.    Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Sequentially Numbered Page in Report

10.138	Licence Agreement between J Choo Limited and Inter Parfums, S.A. signed on September 29, 2009 (Certain confidential information in this Exhibit 10.138 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	35

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	251

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	252

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	253

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	254

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2009.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer