Form 10-K
period 2009-12-31
INTER PARFUMS INC
filed 2010-03-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or

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
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $110,098,000 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 8, 2010: 30,199,952.

Documents Incorporated By Reference: None.

Table of Contents

ii

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

These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth herein may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as may be required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

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

We maintain our internet website at www.interparfumsinc.com which is linked to the SEC Edgar database. You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC.

Summary

The following summary is qualified in its entirety by and should be read together with the more detailed information and audited financial statements, including the related notes, contained or incorporated by reference in this report.

General

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current financial crisis and therefore the potential for further deterioration in consumer spending and consumer debt levels as well as the continued availability of favorable credit sources and capital market conditions in general. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, and prestige product sales represented approximately 88% of net sales for 2009.  We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, and Nickel, whose products are distributed in over 120 countries around the world. During the first half of 2007 we began operations of our four majority-owned European distribution subsidiaries. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 57%, 56% and 54% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 14%, 13% and 12% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

United States Operations

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 12%, of sales for the year ended December 31, 2009. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Brooks Brothers, bebe, New York & Company and Jordache trademarks.

Recent Developments

Gap and Banana Republic, Extension Agreement

Although the initial term of our agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada expired on August 31, 2009, we had entered into a series of short-term extension agreements to continue the relationship as it previously existed while we were in discussions with The Gap, Inc. for a formal extension of the agreement. In March 2010, we signed a new specialty retail agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada, with terms and conditions similar to those of the original agreement. This new agreement expires December 31, 2011.

Montblanc Exclusive, Worldwide License Agreement

In January 2010 we reported that our Paris-based subsidiary, Inter Parfums, S.A., and Montblanc-Simplo GMBH, entered into an exclusive, worldwide license agreement commencing on July 1, 2010 and expiring on December 31, 2020, for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Inter Parfums, S.A. has also agreed to pay an upfront entry fee of €1 million (approximately $1.4 million) for this license, and to purchase the inventory of the current licensee, which is anticipated to be approximately €4 million (approximately $5.7 million).

Jimmy Choo Exclusive, Worldwide License Agreement

In October 2009 Inter Parfums, S.A. and J Choo Limited entered into an exclusive, worldwide license agreement commencing on January 1, 2010 and expiring on December 31, 2021, for the creation, development and distribution of fragrances under the Jimmy Choo brand. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Our Prestige Products

General

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners. Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures.

We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Paul Smith, Montblanc, S.T. Dupont, and Nickel.

Our exclusive world-wide fragrance license with Burberry Limited expires December 31, 2016. This license includes an additional five-year optional term that requires the mutual consent of Burberry and Inter Parfums, S.A. In addition, Burberry has the right on December 31, 2011 to buy back the license at its then fair market value.

In addition, we have exclusive world-wide licenses for the following brands: Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith and S.T. Dupont, which run through the following dates:

Brand Name	License Expiration Date

Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met
Jimmy Choo	December 31, 2021
Montblanc	December 31, 2020
Paul Smith	December 31, 2017
S.T. Dupont	June 30, 2011

For competitive reasons we do not disclose certain commercial or financial terms in these agreements, such as specific percentage royalty rates or percentage of net sales for minimum advertising requirements, as well as the specific dollar amount of royalties, minimum advertising expenses and minimum sales requirements. With respect to each item that relates to financial information, the aggregate amounts of such items are taken into account in connection with the preparation of our consolidated financial statements. Further, we believe that all commercial and financial information omitted is commercially reasonable and as such the specific percentages or dollar amounts are not material. Based upon the foregoing, we have filed confidential treatment applications for the agreements that we have filed as material contracts, which have been routinely granted.

Prestige Fragrances

BURBERRY — Burberry is our leading prestige fragrance brand and we operate under an exclusive worldwide license with Burberry Limited that was originally entered into in 1993 and replaced by a new agreement in 2004.

We have had significant success in introducing new fragrance families under the Burberry brand name. We have introduced several fragrance families including Burberry, Burberry Week End, Burberry Touch, Burberry Brit, Burberry London and Burberry The Beat. Successful distribution has been achieved in more than a hundred countries around the world by differentiating the positioning and target consumer of each of the families. Our success is evidenced by a 10% five-year compounded annual growth rate in sales of Burberry fragrances.

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

For 2008 Burberry brand sales were strong due to the continued rollout of Burberry The Beat, as well as the growth and staying power of Burberry Brit, which launched in 2003. Our 2009 new product launch schedule included the men’s version of Burberry The Beat, which was initially previewed exclusively at Bloomingdale’s. In addition, the global rollout of men’s version of Burberry The Beat followed during the first half of 2009. For 2010, our plans include a sports fragrance for men and women and the launch of our first cosmetics line under the Burberry brand.

We are committing capital to further grow our largest brand, Burberry, in 2010, through the launch of a cosmetics line for women in about 30 to 40 shops around the world.  The launch of this cosmetics line will require a significant investment in the first year to develop the product, build cosmetic counters, hire and train personnel, and is expected to negatively affect 2010 net income attributable to Inter Parfums, Inc. by approximately $1.5 million or approximately $0.05 per diluted share. We believe that this is an essential step which will take Burberry to the next level of growth.

LANVIN — In July 2007 we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 that we had previously licensed in June 2004. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s. Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia, particularly with the lines Arpège (created in 1927), Lanvin L’Homme (1997) and Eclat d’Arpège (2002). Our first Lanvin fragrance, Arpège pour Homme, debuted in late 2005. Arpège by Lanvin won the honor of entering the Fragrance Hall of Fame at the 2005 FiFi Awards, an honor given to the best fragrance sold for at least 15 years that has been revitalized.

In 2006, we launched Rumeur, our first new Lanvin fragrance for women. In addition to its debut, solid sales gains and popularity were achieved by Éclat d’Arpège which has been a strong seller since its introduction in 2002.  In 2008, we previewed a new Lanvin fragrance family, Jeanne Lanvin, in Paris, and launched the global rollouts of Jeanne Lanvin and Rumeur 2 Rose during the Fall of 2008.

During the Summer of 2009 we launched a our newest Lanvin fragrance, Lanvin L’Homme Sport, with tennis sensation, Rafael Nadal, the Wimbledon, French Open and 2008 Olympic gold medal winner, as our model and spokesperson. In addition, for Lanvin in 2010, we are creating new women’s scent.

VAN CLEEF & ARPELS — In September 2006, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. We believe this agreement with Van Cleef & Arpels, the prestigious and legendary world-renowned jewelry designer, was an important step in our development. We also believe its growth potential will strengthen opportunities for expansion of our fragrance business in the high luxury segment.

In 1976, Van Cleef & Arpels was a pioneer among jewelers with its launch of the fragrance, First, which exemplified the tradition of boldness of the jewelry house.  We have built upon this sales base by promoting the two strongest families, First and Tsar, and then creating an entirely new line, Féerie, which we launched in 2008. We believe this new women’s fragrance is one of the highest retail price cologne in the market, as the 100ml. size fragrance has a suggested retail price of approximately $150.

A high end limited edition fragrance for Van Cleef & Arpels, Collection Extraordinaire, was launched in late 2009. In addition, for Van Cleef & Arpels in 2010, we are creating new women’s fragrance and our first new men’s fragrance.

JIMMY CHOO — In October 2009 Inter Parfums, S.A. and J Choo Limited entered into an exclusive, worldwide license agreement commencing on January 1, 2010 and expiring on December 31, 2021, for the creation, development and distribution of fragrances under the Jimmy Choo brand.

Founded by Tamara Mellon in 1996, the luxury goods company Jimmy Choo was acquired by TowerBrook Capital Partners, the international private equity firm, in February 2007. With a heritage in luxury footwear, Jimmy Choo today encompasses a complete luxury lifestyle accessory brand with women's shoes, handbags, small leather goods, sunglasses and eyewear.  Its products are available in the growing network of Jimmy Choo freestanding stores as well as in the most prestigious department, specialty and duty free stores worldwide. From its original base in the United Kingdom and United States, the Jimmy Choo store network now encompasses over 100 locations in 32 countries.

The brand is the recipient of the 2008 “Designer Brand of the Year” award from the British Fashion Council, the 2008 ACE award for “Brand of the Year” from the Accessory Council, the 2008 “Brand of the Year” award from Footwear News, and the 2009 “Partner in Excellence” Award from Nordstrom.

We believe that this relationship with Jimmy Choo offers a perfect fit with our strategy of expanding our brand portfolio to include new universes and represents an important milestone in our development. This brand possesses the quintessential qualities to ensure the ambitious development of fragrance lines that will be supported by significant advertising commitments over the coming years. Also, work on our first fragrance for the Jimmy Choo brand has begun, and we anticipate the fragrance will be launched in early 2011.

MONTBLANC — In January 2010 we reported that our Paris-based subsidiary, Inter Parfums, S.A., and Montblanc-Simplo GMBH, entered into an exclusive, worldwide license agreement commencing on July 1, 2010 and expiring on December 31, 2020, for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand.

Montblanc has achieved a world-renowned position in the luxury segment and become a purveyor of exclusive products which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. In the past few years, Montblanc’s product range has been expanded to Swiss made watches, male accessories and female jewelry, luxury leather goods and eyewear.

Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women's jewelry, active presence in more than 70 countries, network of more than 350 boutiques worldwide and high standards of product design and quality, Montblanc offers our company growth potential for development in fragrances and ancillary products. We believe this license with the more than 100-year-old, world-renowned, luxury brand will further strengthen our prospects for continued expansion in the selective perfume market. Montblanc fragrances are currently distributed in 50 countries worldwide.

PAUL SMITH — We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. In July 2008 we extended this license for the Paul Smith brand for an additional seven years through December 31, 2017 on comparable terms and conditions.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême and Paul Smith London.  In 2006 we launched the men’s fragrance, Paul Smith Story, and in 2007, we launched Paul Smith Rose, a women’s fragrance for Paul Smith. In September 2009 our European-based operations launched a new men’s scent, Paul Smith Man. In addition, we are creating new women’s fragrance under the Paul Smith brand for launch in 2010.

S.T. DUPONT — In June 1997, we signed an exclusive license agreement with S.T. Dupont which we extended in 2006 until June 30, 2011, for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Fragrances include: S.T. Dupont Paris, S.T. Dupont Essence Pure and L’Eau de S.T. Dupont. In addition, during 2006 we launched the men’s fragrance, S.T. Dupont Noir, which was received well in Eastern Europe and the Middle East. During 2007 we launched S.T. Dupont Blanc, a women’s fragrance for S.T. Dupont, and in 2008, we launched S.T. Dupont Passenger, new scents for men and women. During 2009, we launched a new fragrance called S.T. Dupont Rose, and for 2010 we anticipate the launch of a new women’s fragrance line for S.T. Dupont, S.T. Dupont Diamant.

QUIKSILVER/ROXY — In March 2006 we signed an exclusive worldwide license agreement for the creation, development and distribution of fragrance, suncare, skincare and related products under the Roxy brand and suncare and related products under the Quiksilver brand. The original term of the license expires in December 2017. However, in September 2009 by mutual consent as a result of unsatisfactory commercial development, we agreed to an early termination of our license agreement with Quiksilver. The termination will take effect on June 30, 2010 and is not expected to have any material effect on our consolidated financial statements.

CHRISTIAN LACROIX — In March 1999, we entered into an exclusive license agreement with the Christian Lacroix Company for the worldwide development, manufacture and distribution of perfumes. Our Christian Lacroix fragrances families for both men and women include: Eau Florale, Bazar, Tumulte and C'est la fête. This license is scheduled to expire on December 31, 2010, and we have no intention to renew. The non-renewal of this license is not expected to have any material effect on our consolidated financial statements.

Prestige Skin Care & Cosmetics

BURBERRY — For 2010, our plans include the launch of our first cosmetics line under the Burberry brand. We are committing capital to further grow our largest brand, Burberry, in 2010, through the launch of a cosmetics line for women in approximately 30 shops around the world. We believe that this is an essential step which will take Burberry to the next level of growth. The launch of the Burberry cosmetics line is also an important step to reach new customers and increase our exposure worldwide, which we believe will build the foundation for further growth in the years to come.

NICKEL — In April 2004 Inter Parfums, S.A. acquired a 67.6% interest in Nickel S.A., and in June 2007, the noncontrolling shareholders of Nickel S.A., exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to us for approximately $4.7 million in cash.

Established in 1996, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care products for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in France, the balance of Western Europe and in the United States, as well as through our men’s spas in Paris and New York and our licensed spa in London.

Our current focus is on skin care products and we have launched several new skin care categories under the brand name in order to increase Nickel sales. However, sales to date have still not met our expectations. We intend to continue to develop new and innovative skincare products under the Nickel brand in an attempt to grow sales.

Specialty Retail Products

Specialty retail has become an important part of our overall business, and our United States operations are continuing to expand the global distribution of the specialty retail brands with which we have partnered. In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships with specialty retailers. However, we cannot assure you that we will be able to enter into any similar future arrangements, or if we do, that any such arrangement would be on terms favorable to us or would be successful.

In connection with our specialty retail agreements in our United States operations, we design, produce and manufacture fragrance and fragrance related products for brand name specialty retailers, primarily in their retail stores. Our initial agreement with The Gap, Inc. covered the Gap and Banana Republic brands in the United States and Canada. Although the initial term of this agreement expired on August 31, 2009, we had entered into a series of short-term extension agreements to continue the relationship as it previously existed while we were in discussions with The Gap, Inc. for a formal extension of the agreement. In March 2010, we signed a new specialty retail agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada., with terms and conditions similar to those of the original agreement. This new agreement expires December 31, 2011.

In April 2008 we expanded our current relationship with The Gap Inc. to include a licensing agreement for international distribution of personal care products through Gap and Banana Republic brand stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers through December 31, 2011.

We also have agreements in place for Brooks Brothers, New York & Company and bebe Stores specialty retail brands. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Our exclusive agreements for the Brooks Brothers, New York & Company and bebe brands run through the following dates:

Brand Name	Expiration Date

Brooks Brothers	December 31, 2013, plus a 5-year optional term if certain sales targets are met, plus additional 5-year optional term if both parties agree
New York & Company
October 8, 2012, plus subsequent 2 year renewals terms if both parties agree, subject to the right of New York & Company to terminate the agreement within 3 months after completion of the second year of sales,

Bebe Stores	June 30, 2014, plus three, 3-year optional terms, if certain sales targets are met

In addition, our agreement for the Brooks Brothers brand includes a license for our sales to Brooks Brothers stores, as well as specialty and department stores outside the United States and duty free and other travel-related retailers in return for royalty payments and certain advertising expenditures. Our agreement for the bebe brand also includes a license for select specialty and department stores worldwide in return for royalty payments and certain advertising expenditures.

For competitive reasons we do not disclose certain commercial or financial terms in these agreements, such as specific percentage royalty rates or percentage of net sales for minimum advertising requirements, as well as the specific dollar amount of royalties, minimum advertising expenses and minimum sales requirements. With respect to each item that relates to financial information, the aggregate amounts of such items are taken into account in connection with the preparation of our consolidated financial statements. Further, we believe that all financial information omitted is commercially reasonable and as such the specific percentages or dollar amounts are not material. Based upon the foregoing, we have filed confidential treatment applications for such agreements that we have filed as material contracts, which have been routinely granted.

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

In September 2006, we launched the Banana Republic Discover Collection, a family of five fragrances, we developed and supply to Banana Republic’s North American stores. The initial collection consisted of three scents for women and two for men and in 2007 two additional fragrances were added and companion products such as body wash, body cream and shower gel were also introduced.

During 2007, we had a staged rollout of new products to Gap’s North American stores, including a higher end collection of fragrances for men and women as well as a men’s fragrance and grooming products.

In 2008 we expanded our current relationship with Gap Inc. to include a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers.  The agreement was effective as of July 1, 2007 and expires December 31, 2011.

We entered into this license agreement to capitalize on cross-border brand awareness of Gap’s iconic American style and Banana Republic’s affordable luxury, which we have interpreted into a brand-specific assortment of fragrance, home fragrance, bath and body, and grooming products. In addition, our long-established relationships with distributors in over 120 countries, and our current infrastructure enabled us to rollout Gap and Banana Republic products to select department stores, perfumeries, travel retailers, military bases and other appropriate retail outlets around the world.

In April 2009, we launched a new Gap fragrance, Close, for sale at approximately 550 Gap stores and 175 Gap Body stores nationwide. International distribution began in September 2009, including an excusive launch at 240 Sephora doors in Europe.  Total international distribution is expected to reach approximately 5,000 doors by the end of 2011. Also during 2009, for the Banana Republic brand, we debuted new fragrances, Republic of Women and Republic of Men, in North America in late August 2009, and commenced international rollout shortly thereafter.

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

           In November 2008, we shipped the Brooks Brothers New York collection for men and women to Brooks Brothers U.S. stores. In addition, a new Brooks Brothers fragrance called Black Fleece, was launched in the fall of 2009. International distribution is being readied for 2010.

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

New York & Company has achieved success by building its brand and loyal customer base around clothing and accessories that are ‘trendy, affordable, comfortable and sexy for real women and with real lives’. The products that we developed are designed for the target New York & Company customer, the fashion-conscious, value-sensitive women between the ages of 25 and 45. In November 2007 we launched the initial bath and body collections and holiday gift sets that were developed for New York & Company’s more than 560 stores. Although this line did not meet our expectations and was discontinued, we launched a new fragrance for New York & Company in 2009 and we supply their stores with color cosmetic products.

Bebe Stores

In July 2008 we entered into an exclusive six-year worldwide agreement with bebe Stores, Inc., under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We intend to incorporate bebe’s signature look into fragrance and cosmetics for the brand’s strong, hip, sexy, and sophisticated clientele.

The color cosmetics we developed and produced for bebe stores was launched at more than 200 bebe United States stores and, our bebe signature fragrance was unveiled at bebe stores in the U.S. in August 2009, which was followed by worldwide distribution later in the third quarter. In addition, in September 2009, our bebe signature fragrance debuted at approximately 300 Dillard’s stores. The launch was supported with a print advertising program in the November 2009 issues of Cosmopolitan, Elle, and In Style, as well as outdoor advertising on billboards and bus kiosks. Dillard’s has also made a strong commitment to the bebe launch as a featured fragrance in its multi-page advertising insert in several Conde Nast publications plus inclusion in its holiday catalog.

Mass Market Products

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

Business Strategy

Focus on prestige beauty brands.  Prestige beauty brands are expected contribute significantly to our growth as it represents 88% of total business in 2009. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

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

Expand existing portfolio into new categories.  We intend to continue to broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products such as skin care, cosmetics and hair care under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty. We also plan to draw upon the skin care product expertise that the Nickel team brings, as we explore other opportunities in the treatment side of the beauty business beyond the Nickel brand.  For 2010, our plans include the launch of our first cosmetics line under the Burberry brand. We are committing capital to further grow our largest brand, Burberry, in 2010, through the launch of a cosmetics line for women in about 30 to 40 shops around the world.  The launch of this cosmetics line will require a significant investment in the first year to develop the product, build cosmetic counters, hire and train personnel, and is expected to affect 2010 net income attributable to Inter Parfums, Inc. by approximately $1.5 million or approximately $0.05 per diluted share. We believe that this is an essential step which will take Burberry to the next level of growth. The launch of the Burberry cosmetics line is also an important step to reach new customers and increase our exposure worldwide, which we believe will build the foundation for further growth in the years to come.

Continue to build global distribution footprint.  Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model and have formed and are operating joint ventures in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail business.  We believe the beauty industry has experienced a significant growth in specialty retail, and we now have agreements in place for Gap and Banana Republic brands, New York & Company brand, Brooks Brothers brand and bebe brand. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. We also recently commenced product development to supply fragrances exclusively for Anthropologie stores, catalog and its internet business on an as needed and when ordered basis. Gap and Banana Republic, both leading international specialty retailers offering clothing, accessories and personal care products for men, women, children and infants, New York & Company, Retail Brand Alliance (for Brooks Brothers), bebe Stores, Inc. and Anthropologie, a unit of Urban Outfitters, Inc. (NASDAQ:URBN), are innovative specialty retailers which offer a variety of lifestyle merchandise to highly defined customer niches, and are each responsible for marketing and selling fragrance and fragrance related products we produced in their respective stores.

In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships with specialty retailers. However, we cannot assure you that we will be able to enter into any similar future arrangements.

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

•
Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger);

•	Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

For our prestige products, approximately 80% of component and production needs are purchased from approximately 50 suppliers out of a total of over 160 active suppliers. The suppliers' accounts for our European operations are primarily settled in Euros and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars. The components for our specialty retail products are sourced and our specialty retail products are primarily produced and filled in the United States, and our mass market products are manufactured, produced or filled in the United States or China.

Marketing and Distribution

Prestige Products

Our prestige products are distributed in over 100 countries around the world through a selective distribution network. For the majority of our international distribution of prestige products, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors on an exclusive basis for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines and select vacation destinations.

As our business is a global business, we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model, and during the first half of 2007 we formed and presently operate through majority owned distribution subsidiaries in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by the distribution subsidiary to its customers.

Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is key to the future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 100 countries around the world. Sales to one distributor represented 11%, 12% and 13% and of consolidated net sales in 2009, 2008 and 2007, respectively.

Approximately 35%, of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of hedging foreign currencies to minimize the risk arising from operations.

The business of our European operations has become increasingly seasonal due to the timing of shipments by our majority-owned distribution subsidiaries to their customers, which are weighted to the second half of the year.

Distribution in France of our prestige products is carried out by a sales team who oversee some 1,200 points of sale including, retail perfumers (chain stores) such as

•           Sephora
•           Marionnaud
•           Nocibé
•           Galeries Lafayette
•           Printemps

or specialized independent points of sale. Approximately 90% of prestige product sales in France are made to approximately 20 customers out of a total of over 1,200 active accounts .

Specialty Retail and Mass Market Products

We do not presently market and distribute Gap, Banana Republic, New York & Company or Brooks Brothers specialty retail products to third parties in the United States. Marketing and distribution for such brands are the responsibility of the brand owners which market and sell the products we produce in their own retail locations. However, with respect to our license agreement with bebe Stores, Inc., we distribute product to their stores, and distribute product as well as to other retailer outlets and department stores within the United States.

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

Geographic Areas

Export sales from United States operations were approximately $14.0 million, $22.5 million and $9.5 million in 2009, 2008 and 2007, respectively.

Consolidated net sales to customers by region is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
North America	$96,800	$108,600	$115,400
Europe	184,900	204,100	173,200
Central and South America	29,300	38,000	28,200
Middle East	42,300	39,200	26,100
Asia	53,600	53,000	43,900
Other	2,600	3,200	2,800
	$409,500	$446,100	$389,600

Consolidated net sales to customers in major countries is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$88,000	$101,000	$113,000
United Kingdom	31,000	25,000	28,000
France	37,000	38,000	30,000

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

In the specialty retail market, we primarily sell products directly to Gap and Banana Republic stores, New York & Company stores, Brooks Brother stores and bebe stores, so we do not have any direct competition, other than third parties with the capacity to develop, manufacture and ship product to such specialty retailers. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria’s Secret, which thereby indirectly compete with us.

We compete in the mass market for fragrances, color cosmetics health and beauty aids primarily on the basis of price. At the present time, we are aware of approximately four established companies which market alternative designer fragrances similar to ours. Many of our competitors of both mass market color cosmetics (such as L’Oreal and Revlon) and health and beauty aids (such as Procter and Gamble) have substantial financial resources as well as national and international marketing campaigns. However, we believe that consumer recognition of our two brands, Aziza for mass market color cosmetics, and Intimate for health and beauty aids, together with competitive pricing of our products, helps us compete in those markets.

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

Trademarks

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names. We own, or have licenses or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business.  Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrances and fragrance related products.  These registered trademarks include:

•	Burberry
•	Van Cleef & Arpels
•	Jimmy Choo
•	Montblanc
•	Gap
•	Banana Republic
•	New York & Company (U.S. only)
•	Brooks Brothers
•	bebe
•	S.T. Dupont
•	Paul Smith
•	Jordache

In addition, we are the registered trademark owner of several trademarks for fragrances and fragrance related products, including:

•	Lanvin
•	Intimate
•	Aziza
•	Nickel
•	Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2010 we had 256 full-time employees world-wide. Of these, 171 are full-time employees in Paris, with 47 employees engaged in sales activities and 124 in administrative, production and marketing activities. In the United States, 85 employees work full-time, and of these, 35 were engaged in sales activities and 50 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

Item 1A.  Risk Factors.

You should carefully consider these risk factors before you decide to purchase or sell shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

Burberry is our most significant license, as sales of Burberry products represented 57%, 56% and 54% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We own, or have licenses or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business.  Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

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

In the specialty retail market we primarily sell products directly to Gap and Banana Republic stores, New York & Company stores, Brooks Brother stores and bebe stores, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria’s Secret, which thereby indirectly compete with us.

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

We have agreements in place for Gap and Banana Republic brands, New York & Company brand, Brooks Brothers brand and bebe brand. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. We also recently developed and commenced supplying fragrances exclusively for Anthropologie stores, catalog and its internet business on an as needed and when ordered basis. Gap and Banana Republic, both leading international specialty retailers offering clothing, accessories and personal care products for men, women, children and infants, New York & Company, Retail Brand Alliance (for Brooks Brothers), bebe Stores, Inc. and Anthropologie, a unit of Urban Outfitters, Inc. (NASDAQ:URBN), which is an innovative specialty retail company which offers a variety of lifestyle merchandise to highly defined customer niches, are each responsible for marketing and selling fragrance and fragrance related products we produced in their respective stores. If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then such unsuccessful sales and marketing efforts could have a material adverse effect on our operating results.

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

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Inter Parfums, S.A., are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the life of Mr. Benacin ($22.0 million). However, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

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

We sell a substantial percentage of our prestige fragrances through independent distributors specializing in luxury goods. Given the growing importance of distribution, we have begun to modify our distribution model by the formation of joint ventures or company owned subsidiaries within key markets. However, we have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results.  In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

The loss of or disruption in our distribution facilities could have a material adverse effect on our business, financial condition and operating results.

We currently have one distribution facility in Paris and one in New Jersey.  The loss of one or both of those facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and assets. In addition, terrorist attacks, weather conditions, or natural disasters, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could have a material adverse effect on our business, financial condition and operating results.

The international character of our business renders us subject to fluctuation in foreign currency exchange rates and international trade tariffs, barriers and other restrictions.

A substantial portion of our European operations’ net sales (approximately 35% in 2009) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the Euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

United States Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	11,000 square feet	February 28, 2013

Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2010

Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 square feet	October 31, 2014

European Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	June 2014	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2013	Lessee has early termination right on 3 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice

Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	June 2011	Lessee has early termination right every 3 years on 6 months notice

Inter Parfums, S.A. has an agreement with Sagatrans, S.A. for warehousing and distribution services through September 2011. Fees are calculated based upon a percentage of sales, which are customary in the industry.  Minimum future lease payments are 2.9 million euro in 2010 and 2.3 million euro in 2011.

We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

Item 3.  Legal Proceedings

We are not a party to any material lawsuits.

PART II

Item 4.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Market for Our Common Stock

Our Company's common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “IPAR”.  The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2009	High Closing Price	Low Closing Price

Fourth Quarter	13.48	10.47

Third Quarter	12.69	6.88

Second Quarter	9.42	5.27

First Quarter	8.59	3.50

Fiscal 2008	High Closing Price	Low Closing Price

Fourth Quarter	13.88	5.04

Third Quarter	17.08	12.12

Second Quarter	19.96	14.00

First Quarter	14.92	9.03

As of February 18, 2010 the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 54.  We believe there are approximately 1,900 beneficial owners of our common stock.

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

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/04	12/05	12/06	12/07	12/08	12/09

Inter Parfums, Inc.	100.00	113.99	122.82	116.07	75.31	121.25
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
Peer Group	100.00	101.55	116.27	134.26	112.60	123.31

Dividends

In December 2007 and again in December 2008, our board of directors authorized the continuation of our cash dividend of $.133 per share per annum, payable $.033 on a quarterly basis. In January 2010, our board of directors authorized a 97% increase in the Company’s quarterly cash dividend to $.065 per share, which brings the annual cash dividend to $.26 per share. The first cash dividend for 2010 of $.065 per share is payable on April 15, 2010 to shareholders of record on March 31, 2010.

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

In December 2009, both the Chief Executive Officer and the President each exercised 75,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $1.5 million were paid by them tendering to the Company an aggregate of 129,984 shares of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 2,503 shares for payment of certain withholding taxes resulting from his option exercises. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Both the Chief Executive Officer and the President agreed that upon exercise of their options, they would purchase their common stock for investment and not for resale to the public.

On February 1, 2010, we granted options to purchase an aggregate of 4,000 shares for a five-year period at the exercise price of $13.345 per share, the fair market value on the date of grant, to 5 of our non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a 4 year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Repurchases of Our Common Stock

Except as set forth above with respect to the tendering of shares by our Chief Executive Office and President for the payment of the exercise price and taxes, we did not repurchased any of our Common Stock during the fourth quarter of 2009.

Item 5.  Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2009		2008		2007	2006	2005
Income statement data:
Net sales		$409,464		$446,124	$389,560	$321,054	$273,533
Cost of sales		175,296		191,915	160,137	143,855	115,827
Selling, general and administrative expense		187,690		202,264	181,224	141,074	126,353
Operating income		44,801		51,009	47,331	36,125	31,353
Income before taxes		46,348		46,434	47,276	37,135	31,724
Net income attributable to the noncontrolling interest		7,791		6,357	6,784	6,192	5,328

Net income attributable to Inter Parfums, Inc.		22,367		23,765	23,817	17,742	15,263
Net income attributable to Inter Parfums, Inc. common shareholders’ per share:
Basic	$	. 74	$	. 78	$.78	$.58	$.51
Diluted		$.74		$.77	$.76	$.58	$.50
Average common shares outstanding:
Basic		30,100		30,621	30,666	30,486	30,117
Diluted		30,121		30,778	31,004	30,853	30,731

Depreciation and amortization		$10,963		$9,925	$8,031	$5,347	$4,513

	As at December 31,
(In thousands except per share data)	2009	2008	2007	2006	2005

Balance sheet and other data:
Cash and cash equivalents	$100,467	$42,404	$90,034	$71,047	$59,532
Working capital	197,663	174,126	178,560	138,547	131,084
Total assets	419,088	425,137	446,052	333,045	240,910
Short-term bank debt	5,021	13,981	7,217	6,033	989
Long-term debt (including current portion)	29,594	41,043	59,733	10,769	13,212
Inter Parfums, Inc. shareholders’ equity	228,724	204,201	192,660	155,272	127,727
Dividends declared per share	$0.133	$0.133	$0.133	$0.107	$0.107

Item 6.	Management's Discussion And Analysis Of Financial Condition And Results Of Operation

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

We produce and distribute our prestige products primarily under license agreements with brand owners, and prestige product sales represented approximately 88% and 87% of net sales in 2009 and 2008, respectively.  We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, as sales of Burberry products represented 57%, 56% and 54% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, sales of our Lanvin brand products represented 14%, 13% and 12% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

In September 2009, by mutual consent as a result of unsatisfactory commercial development, we agreed to an early termination of our license agreement with Quiksilver. The termination will take effect on June 30, 2010 and is not expected to have any material effect on our consolidated financial statements.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 12% and 13% of sales in 2009 and 2008, respectively. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

Historically, seasonality has not been a major factor for our company. However, with the commencement of operations in 2007 of our four majority-owned European distribution subsidiaries and the introduction of our specialty retail product lines, sales have become more concentrated in the second half of the year.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current global economic recession and therefore the potential for further deterioration in consumer spending and consumer debt levels. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have impacted our business. This global economic recession has negatively affected consumer demand, which is having an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and have resulted in changes in their ordering patterns for the products that we sell.  Although some signs of a recovery have become apparent with improving sales trends in the second half of 2009, the impact of this financial crisis was challenging for us in 2009 and is expected to continue to be challenging for us in 2010.

We have reviewed our plans and have taken actions to mitigate the impact of these conditions. We have adjusted, and we continue to adjust our advertising and promotional budgets to align our spending with anticipated sales. In addition, we have implemented cost saving initiatives to right size our staff in an effort to maintain long-term profitable growth. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. While our business strategies are designed to strengthen our Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our customers could negatively affect our net sales and operating results.

In addition, our reported net sales are impacted by changes in foreign currency exchange rates. If the current exchange rates persist or the U.S. dollar continues to strengthen, there will be an adverse impact on our net sales in 2010. However, earnings are less affected by a strengthening dollar because in excess of 30 percent of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Gap and Banana Republic

Although the initial term of our agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada expired on August 31, 2009, we had entered into a series of short-term extension agreements to continue the relationship as it previously existed while we were in discussions with The Gap, Inc. for a formal extension of the agreement. In March 2010, we signed a new specialty retail agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada., with terms and conditions similar to those of the original agreement. This new agreement expires December 31, 2011.

Montblanc

In January 2010, we announced that we had entered into an exclusive worldwide license agreement with Montblanc International GMBH to create, produce and distribute perfumes and ancillary products under the Montblanc brand. Our rights under such license agreement, which takes effect on July 1, 2010 and runs through 2020, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We also agreed to pay an upfront entry fee of €1 million (approximately $1.4 million) for this license, and to purchase the inventory of the current licensee, which is anticipated to be approximately €4 million (approximately $5.7 million).

Jimmy Choo

In October 2009, we entered into an exclusive worldwide license agreement with J Choo Limited for the creation, development and distribution of fragrances under the Jimmy Choo brand. Our rights under such license agreement, which runs through 2022, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Plans call for our first Jimmy Choo fragrance launch in early 2011.

bebe Stores, Inc.

In July 2008, we entered into an exclusive six year worldwide agreement with bebe Stores, Inc. under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

Gap and Banana Republic International

In April 2008, we expanded our relationship with Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

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

The judgments used by management in applying critical accounting policies could be affected by a further and prolonged general deterioration in the economic environment, which could negatively influence future financial results and availability of continued financing. Specifically, subsequent evaluations of our accounts receivables, inventories, and deferred tax assets in light of the factors then prevailing, could result in significant changes in our allowance and reserve accounts in future periods, which in turn could generate significant additional charges. Similarly, the valuation of certain intangible assets could be negatively impacted by prolonged and severely depressed market conditions thus leading to the recognition of impairment losses. The following is a brief discussion of the more critical accounting policies that we employ.

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. Accounts receivable reflect the granting of credit to these customers. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. The first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result of continued sales declines, we have been testing for impairment of goodwill on a quarterly basis. We have determined that we may be inclined to sell the Nickel business within the next few years. Therefore, as of December 31, 2009, we have measured fair value of goodwill to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009. We expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an expected economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10% we could incur an additional goodwill impairment charge of $0.5 million.

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. We assumed a market royalty rate of 6% and a discount rate of 7.8%. The following table presents the impact a change in the following significant assumptions would have had on our impairment charge recognized for the year ended December 31, 2009 assuming all other assumptions remained constant:

In thousands		Increase (decrease)
	Change	to impairment charge

Weighted average cost of capital	+10%	$(246)
Weighted average cost of capital	-10%	$307
Future sales levels	+10%	$244
Future sales levels	-10%	$(244)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital ranging from 8% to 9.5%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions that we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3 (formerly paragraph 11 of SFAS 142, Goodwill and Other Intangible Assets). The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite life intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life”. The existence of a repurchase option in 2025 may limit the useful life of the Lanvin brand names and trademarks to the company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our company and their useful life would be considered to be indefinite.

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

Results of Operations

Net Sales
	Years ended December 31,
	2009	% Change	2008	% Change	2007
	(in millions)

European based product sales	$361.7	(6)%	$386.4	17%	$330.8
United States based product sales	47.8	(20)%	59.7	1%	58.8
Total net sales	$409.5	(8)%	$446.1	15%	$389.6

Net sales for the year ended December 31, 2009 decreased 8% to $409.5 million. For the year ended December 31, 2008, net sales were up 15%. At comparable foreign currency exchange rates, net sales declined 8% in 2009 and rose 12% in 2008. While significant fluctuations in currency exchange rates were experienced during the year in both 2008 and 2009, for each year as a whole the overall impact was minimal.

European based prestige product sales, which were up 17% in 2008, declined 6% in 2009. Considering the challenges we faced in the first half of 2009, we are very pleased with full year 2009 sales results. The global economic recession negatively affected consumer demand, which had an adverse impact on our distributors and our retail customers. These events have led distributors and retailers to carry less inventory than usual and resulted in changes in their ordering patterns for the products that we sell.  Signs of a recovery became apparent with improving sales trends beginning in the second half of 2009. This economic crisis was been challenging for us in 2009 and is expected to continue to be challenging in 2010.

Despite the economic climate, we maintained an active new product launch schedule throughout 2009 for our European-based operations which began in January with the global rollout of the men’s version of Burberry The Beat. Also during the first quarter, we launched our Quiksilver signature fragrance for men. During the second quarter of 2009 we introduced ST Dupont Rose, a fragrance for women and a Lanvin L’Homme Sport line, with tennis star, Rafael Nadal as its spokesperson. Paul Smith Man debuted in August and a limited edition, high-end women’s fragrance line for the Van Cleef & Arpels brand called Collection Extraordinaire was launched in September.

The bar was set quite high in 2008 when sales by European-based operations were 17% ahead of 2007 with much of the gain due to the rollout of Burberry The Beat for women. Burberry fragrance, which drove sales growth with an increase of 18% in 2008, performed in line with the rest of the group with a 6% sales decline in 2009. Lanvin, our second largest prestige brand, has proven somewhat resilient to the economic downturn in 2009 with sales of $56.7 million, virtually unchanged from 2008 in dollars and up 4% in local currency. In 2008, Lanvin product sales were up 25% aided by the launch of the Jeanne Lanvin fragrance.

We began operations pursuant to our exclusive, worldwide license with Van Cleef & Arpels in January 2007. Sales of products under the Van Cleef & Arpels brand aggregated $28.1 million, $30.9 million and $16.3 million in 2009, 2008 and 2007, respectively.

Notwithstanding the challenging economic environment in many parts of the world, certain territories continued to perform at satisfactory levels, notably, Western Europe (up 1%), Asia (up 10%) and the Middle East (up 19%) all in local currency for the year ended December 31, 2009, as compared to the prior year.

Our current plans for 2010 include a sports fragrance for men and women and cosmetics under the Burberry brand. We are committing capital to further grow our largest brand, Burberry, in 2010, through the launch of a cosmetics line for women in about 30 to 40 shops around the world. The Burberry cosmetics collection will include 100 products for skin, lips and eyes. The launch of this cosmetics line will require a significant investment in the first year to develop the product, build cosmetic counters, hire and train personnel, and is expected to affect 2010 net income attributable to Inter Parfums, Inc. by approximately $1.5 million or approximately $0.05 per diluted share. We believe that this is an essential step which will take Burberry to the next level of growth.

In addition, we are creating a new women’s scent for Lanvin, and Paul Smith and men’s and women’s scents for Van Cleef & Arpels.

With respect to our United States specialty retail and mass market products, net sales declined 20% in 2009 after increasing 1% in 2008 and 15% in 2007. In 2008, we expanded our relationship with Gap Inc. with the signing of a license agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States. In early 2008, United States specialty retail product sales were climbing as a steady domestic business combined with a new and vibrant international business to drive sales growth. However, beginning in the fourth quarter of 2008, United States specialty retail product sales came under pressure and our United States operations continued to feel the effects of the global economic recession throughout most of 2009.

As discussed in previous filings, management reported that new product launches together with existing distribution would stem the sales decline for our U.S. operations, and that was most certainly the case as we moved to the latter half of 2009. In April 2009, Close, a new Gap fragrance was launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide. International distribution began in September, including an excusive launch at 240 Sephora doors in Europe.  Total international distribution is expected to reach approximately 5,000 doors by the end of 2011. In August 2009, new fragrances, Republic of Men and Republic of Women, were launched at Banana Republic stores in North America with international distribution following shortly thereafter. For 2010, two new Gap scents are in the works along with additional ancillary products and holiday gift sets.

In November 2008, we shipped the Brooks Brothers New York collection for men and women to Brooks Brothers U.S. stores. In addition, a new Brooks Brothers fragrance called Black Fleece, launched in the fall of 2009. International distribution is being readied for 2010. Also in 2010, several new fragrance categories are in the pipeline. Our signature bebe fragrance was unveiled at 212 bebe stores in the U.S. in August 2009, and over 300 Dillards stores in September 2009. Worldwide distribution began late in the third quarter of 2009. In 2010, bebe Sheer, a new women’s scent is planned along with several color cosmetic products and holiday gift sets. We also introduced a new fragrance for New York & Company during the fourth quarter of 2009.

Sales of mass market fragrance products have been in a decline for several years. We have no plans to discontinue sales to this market which aggregated approximately $17 million, $21 million and $24 million in 2009, 2008 and 2007, respectively.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross Profit Margins

	Years ended December 31,
	2009	2008	2007
	(in millions)

Net sales	$409.5	$446.1	$389.6
Cost of sales	175.3	191.9	160.2
Gross margin	$234.2	$254.2	$229.4
Gross margin as a percent of net sales	57%	57%	59%

As a percentage of sales, gross profit margins were 57% in both 2009 and 2008 and 59% in 2007. For the year ended December 31, 2009, gross margin included a benefit of approximately 94 basis points as a result of cash flow hedging activities entered into in late 2008 to take advantage of the effect a strong U.S. dollar relative to the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro.

Additional fluctuations in gross margin results from product sales mix within individual lines of Company products. Although gross margins from individual product families have remained relatively consistent, sales of products from our European based prestige fragrances have always generated significantly higher gross profit margins than sales of our United States based specialty retail and mass market products. Fluctuations in sales product mix between our European operations and our United States operations had small positive effects on the gross margin percentage in both 2009 and 2008 as sales from United States operations continued to represent a smaller portion of consolidated sales.

The decline in gross margin as a percentage of sales in 2008 primarily reflects the effect the decline in the value of the US dollar against the euro has on our European based product sales to United States customers. As mentioned above, sales to these customers are denominated in dollars while our costs are incurred in euro.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $5.0 million in 2009 and $6.2 million in both 2008 and 2007 are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2009	2008	2007
	(in millions)

Selling, general & administrative expenses	$187.7	$202.3	$181.2
Selling, general & administrative expenses as a percent of net sales	46%	45%	47%

Selling, general and administrative expenses decreased 7% for the year ended December 31, 2009, as compared to 2008 and increased 12% for the year ended December 31, 2008, as compared to 2007. As a percentage of sales selling, general and administrative expenses was 46%, 45% and 47% for the years ended December 31, 2009, 2008 and 2007, respectively.

Two major components of selling, general and administrative expenses are promotion and advertising expenditures and royalty expense. Promotion and advertising aggregated $55.8 million, $65.8 million and $58.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Promotion and advertising as a percentage of sales represented 13.6%, 14.7% and 15.0% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising expenditures in 2008 were high in support of the launch of Burberry The Beat for women. As we anticipated lower sales volume in 2009 as compared to 2008, advertising expenditures were curtailed. Royalty expense aggregated $35.5 million, $37.3 million and $35.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Selling, general and administrative expenses also include servicing fees related to the operations of our majority-owned European distribution subsidiaries which aggregated approximately $13 million in both 2009 and 2008 and $12 million in 2007.

We review goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European based operations. The first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result of continued sales declines, we have been testing for impairment of goodwill on a quarterly basis. As of December 31, 2009, we have measured fair value of goodwill to be equal to the average amount offered by several potential purchasers of the Nickel brand. As a result, the carrying amount of the goodwill exceeded fair value resulting in an additional impairment loss.  Goodwill impairment losses aggregated $1.7 million in 2009 and $0.9 million in both 2008 and 2007. Accumulated impairment losses relating to goodwill aggregated $3.5 million as of December 31, 2009.

Income from operations decreased 12% to $44.8 million in 2009 and income from operations increased 8% to $51.0 million, as compared to $47.3 million in 2007. Operating margins aggregated 10.9%, 11.4% and 12.1% for the years ended December 31, 2009, 2008 and 2007, respectively.

Interest expense aggregated $2.6 million, $4.9 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.  Loans payable – banks and long-term debt including current maturities aggregated $34.6 million as of December 31, 2009, as compared to $55.0 million as of December 31, 2008. In addition, due to the changes in fair value of interest rate swaps, interest expense for the year ended December 31, 2008 includes a charge of $0.9 million, as compared to a small benefit ($0.08 million) recorded for the year ended December 31, 2009.

Foreign currency gains or (losses) aggregated $3.2 million, ($1.4) million and ($0.2) million for the years ended December 31, 2009, 2008 and 2007, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. As a result, we recorded a gain of $3.5 million in 2009 and a (loss) of ($0.8) million in 2008, including amounts reclassified from Other Comprehensive Income into earnings relating to these contracts.

Our effective income tax rate was 34.9%, 35.1% and 35.5% for the years ended December 31, 2009, 2008 and 2007, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions which are slightly higher than those in the United States. Our foreign tax rate has declined slightly over the past two years as a result of the 2008 formation of IP Suisse, who receives a favorable tax rate on a portion of Inter Parfums, S.A. taxable income. In 2008 and 2007, valuation allowances of $0.8 million and $0.2 million, respectively, have been provided against certain foreign net operating loss carryforwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carryforwards recognized. In 2008, one of those foreign subsidiaries, Nickel S.A. was merged into Inter Parfums, S.A. As a result of the merger we recognized the utilization of certain foreign operating loss carryforwards for which valuation allowances had previously been recorded. As a result, the 2008 tax provision has been reduced by a benefit of approximately $0.7 million.

We did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Net income	$30,158	$30,122	$30,601
Less: Net income attributable to the noncontrolling interest	7,791	6,357	6,784
Net income attributable to Inter Parfums, Inc.	$22,367	$23,765	$23,817
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$0.74	$0.78	$0.78
Diluted	0.74	0.77	0.76
Weighted average number of shares outstanding:
Basic	30,099,998	30,621,070	30,666,141
Diluted	30,121,077	30,777,985	31,004,299

Net income was virtually unchanged in 2009 aggregating $30.2 million, as compared to $30.1 million in 2008. Net income decreased 2% to $30.1 million in 2008, as compared to $30.6 million in 2007.

Net income attributable to the noncontrolling interest aggregated 25.8%, 21.1% and 22.2% of net income in 2009, 2008 and 2009, respectively. In 2008 and 2007, losses from our 51% owned European distribution subsidiaries offset profits from our other 75% owned European subsidiaries.

Net income attributable to Inter Parfums, Inc. declined 6% to $22.4 million in 2009, as compared to $23.8 million in 2008. In 2008, net income attributable to Inter Parfums, Inc. was unchanged from 2007 aggregating $23.8 million in both years. Net margins attributable to Inter Parfums, Inc. aggregated 5.5%, 5.3% and 6.1% for the years ended December 31, 2009, 2008 and 2007, respectively.

Diluted earnings per share aggregated $0.74, $0.77 and $0.76 in 2009, 2008 and 2007, respectively. Weighted average shares outstanding aggregated 30.1 million, 30.6 million and 30.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. On a diluted basis, average shares outstanding were 30.1 million, 30.8 million and 31.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decline in shares outstanding is primarily the result of shares repurchased pursuant to board of directors authorizations.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2009, working capital aggregated $198 million and we had a working capital ratio of almost 2.9 to 1. Cash and cash equivalents aggregated $100 million.

Cash provided by (used-in) operating activities aggregated $84.6 million, ($6.4) million and $38.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Working capital items provided $43 million in cash from operations in 2009 as compared to a use of $55 million in 2008. As of December 31, 2007 and continuing through December 31, 2008, we had a significant buildup of inventory to support a very aggressive launch schedule including Burberry The Beat and new fragrance families for each of Lanvin, Van Cleef & Arpels, ST Dupont and Nickel. In terms of cash flows, for the year ended December 31, 2009, inventories decreased $40.6 million or 33%. The global economic crisis has resulted in lower sales levels, especially in the first half of 2009. Our inventory levels have been steadily declining throughout 2009 as we have made modifications to our sales projections to take into account the difficult environment. In terms of cash flow, accounts receivable decreased $21 million or 17% for the year ended December 31, 2009, as we began to tighten extended payment terms offered to certain international distributors in the early days of the global economic recession. In addition, in the 2009 period, accounts payable and accrued expenses decreased $19 million as our vendor obligations for the 2008 year end inventory buildup became due.

Cash flows used in investing activities in 2009 reflect payments of approximately $5.5 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $2.0 million and $3.0 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2010 are expected to be in the range of $5.0 million to $5.5 million, considering our 2010 launch schedule.

 In December 2007, we acquired an additional 1.2% interest in IPSA, our majority-owned French subsidiary, from its noncontrolling shareholders for approximately $6.3 million in cash. An additional 3.6% interest was acquired in 2008 for approximately $18.5 million in cash. The acquisition was accounted for under the purchase method and brings our ownership interest in Inter Parfums, S.A. to approximately 75%.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2009, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2010 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of December 31, 2009, short-term borrowings aggregated $5.0 million.

In 2007, we financed the acquisition of the worldwide rights to the Lanvin brand names and international trademarks and the license for the Van Cleef & Arpels brand and related trademarks by entering into five-year credit agreements. The long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of December 31, 2009, total long-term debt including current maturities aggregated $29.6 million.

As of December 31, 2008, the Company’s board of directors authorized the repurchase of up to 1,031,863 shares of the Company’s common stock and in 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

In December 2008, our board of directors authorized a continuation of our cash dividend of $0.133 per share, aggregating approximately $4.0 million per annum, payable $.033 per share on a quarterly basis. In January 2010 the board of directors authorized an approximate 100% increase in the annual dividend to $0.26 per share. The first quarterly dividend of $0.065 per share will be paid on April 15, 2010 to shareholders of record on March 31, 2010. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Inter Parfums, S.A., aggregated $5.7 million, $5.8 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cash dividends paid in 2009 represented a small part of our cash position and the dividends for 2010 are not expected to have any significant impact on our financial position.

We believe that funds generated from operations, supplemented by our present cash position and available credit facilities, will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2009.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt (2)	$29,600	$11,700	$17,900
Capital Lease Obligations
Operating Leases	$19,800	$7,500	$8,600	$2,300	$1.400
Purchase obligations(1)	$1,210,700	$134,700	$313,300	$327,400	$435,300
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,260,100	$153,900	$339,800	$329,700	$436,700

(1)
Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2009, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

(2)	Interest due on the Company’s long-term debt is payable $0.70 million, $0.40 million and $0.07 million in 2010, 2011 and 2012, respectively.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

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

As a result of the dramatic strengthening of the U.S. dollar during our fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. At December 31, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $36 million and GB pounds 5.4 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into two (2) interest rate swaps to reduce exposure to rising variable interest rates. The first swap, entered into in 2004, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a variable rate based on the 12 month EURIBOR rate with a floor of 3.25% and a ceiling of 3.85%. The remaining balance owed pursuant to this facility was paid in full as of September 30, 2009.

The second swap entered into in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of December 31, 2009 was €12.1 million. These derivative instruments are recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 7.  Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data
Quarterly Data (Unaudited)
For the Year Ended December 31, 2009
(In Thousands Except Per Share Data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$90,409	$88,604	$117,542	$112,909	$409,464

Gross profit	53,565	50,201	67,080	63,322	234,168

Net income	7,256	5,753	9,611	7,539	30,159

Net income attributable to Inter Parfums, Inc.	5,428	4,226	7,262	5,451	22,367
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.18	$0.14	$0.24	$0.18	$0.74
Diluted	$0.18	$0.14	$0.24	$0.18	$0.74
Average common shares outstanding:
Basic	30,166	30,064	30,061	30,109	30,100
Diluted	30,166	30,064	30,065	30,189	30,121

Quarterly Data (Unaudited)
For the Year Ended December 31, 2008
(In Thousands Except Per Share Data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$123,163	$99,078	$123,531	$100,352	$446,124

Gross profit	74,088	55,974	67,325	56,822	254,209

Net income	11,136	4,490	7,879	6,617	30,123

Net income attributable to Inter Parfums, Inc.	8,708	3,772	6,188	5,097	23,765
Net income attributable to Inter Parfums, Inc. per share:
Basic	$.28	$.12	$.20	$.17	$.78
Diluted	$.28	$.12	$.20	$.17	$.77
Average common shares outstanding:
Basic	30,722	30,627	30,632	30,504	30,621
Diluted	30,809	30,914	30,886	30,504	30,778

We review goodwill for impairment at least annually, usually during the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European based operations. We determined that the carrying amount of the goodwill exceeded fair value resulting in impairment losses aggregating $1.7 million in 2009 and $0.9 million in both 2008 and 2007. Accumulated impairment losses relating to goodwill aggregated $3.5 million as of December 31, 2009.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent auditor, Mazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inter Parfums, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 10, 2010

Change in Internal Controls

There has been no change in our internal control over financial reporting(as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8 A(T).    Controls and Procedures.

Not Applicable.

Item 8B.           Other Information.

None.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Inter Parfums, S.A.
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Inter Parfums, S.A.
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Inter Parfums, S.A.
Francois Heilbronn	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Serge Rosinoer	Director
Patrick Choël	Director
Hugues de la Chevasnerie	Director of Burberry Fragrances, Inter Parfums, S.A.
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Inter Parfums, S.A.
Axel Marot	Director of Production & Logistics, Inter Parfums, S.A.
Henry B. (“Andy”) Clarke	President of Inter Parfums USA, LLC

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 18 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2009 (with the last regular board meeting held during the first week of January 2010), and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member.

During 2009 our board of directors initially consisted of ten (10) directors. During January 2009 Mr. Joseph A. Caccamo stepped down from our board for personal reasons. Mr. Caccamo did not have any disputes or disagreements with our company. Our board of directors presently consists of nine (9) directors, with a majority of independent directors.

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, as well as other persons performing similar functions, and we agree to provide to any person without charge, upon request, a copy of our Code of Business Conduct. Any person who requests a copy of our Code of Business Conduct should provide their name and address in writing to: Inter Parfums, Inc., 551 Fifth Avenue, New York, NY 10176, Att.: Shareholder Relations. In addition, our Code of Conduct is also maintained on our website, at www.interparfumsinc.com.

During 2009 our board of directors had the following standing committees:

•
Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue an audit report for our company. During 2009, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

The Company does not have an “audit committee financial expert” within the definition of the applicable Securities and Exchange Commission rules. First, finding qualified nominees to serve as a director of a public company without substantial financial resources has been challenging. Second, despite the applicable Securities and Exchange Commission rule which states that being named as the audit committee financial expert does not impose any greater duty, obligation or liability, the Company has been met with resistance from both present and former directors to being named as such primarily due to potential additional personal liability.

However, as the result of the background, education and experience of the members of the Audit Committee, our board of directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee.

•
Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2009, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

Our board of directors does not maintain a standing nominating committee or a committee performing similar functions. In view of the agreement and understanding of Messrs. Jean Madar and Philippe Benacin who beneficially own more than 50% of the outstanding shares of the Inter Parfums’ common stock and have agreed to vote their shares in a like manner, our board of directors does not believe it necessary for our company to have such a committee. Also as a “controlled company” under the applicable rules of The Nasdaq Stock Market, we are exempt from the nominating committee requirements. During 2009, our board of directors as a group agreed to nominate the same members of the board who had served the prior year.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 49, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Inter Parfums, S.A., our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 51, a Director, is President of our Company and the Chief Executive Officer of Inter Parfums, S.A., has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994.  In addition, he has been the President of Inter Parfums, S.A. for more than the past five years.  Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 53, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992.

Philippe Santi

Philippe Santi, age 48 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Inter Parfums, S.A. Mr. Santi, who is a is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young.

Francois Heilbronn

Mr. Heilbronn, age 49, a Director since 1988, an independent director and a member of the Audit Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009 Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France.

Jean Levy

Jean Levy, age 77, a Director since August 1996, an independent director and a member of the Audit Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship.  He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of  Zannier Group  and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 52, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is a director of Jimmy Choo, is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. In 2007 Jimmy Choo Ltd. was sold to a private equity firm. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Previously Mr. Bensoussan-Torres was a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix was a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Serge Rosinoer

Mr. Rosinoer, age 79, was appointed to our board of directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry.  Mr. Serge Rosinoer is presently the Vice Chairman of the Supervisory Board of Clarins SA.  In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion.  As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 850 million Euro and more than 4,500 employees.  He retired from active duty in June of 2000, but continues to serve on the board of directors of Clarins.  Earlier in his career he was President of Parfums Corday.  He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association and currently serves as Conseiller du Commerce Extérieur de la France.

Patrick Choël

Mr. Choël, age 66, was appointed to the board of directors in June 2006 as an independent director, and is a member of both the Audit Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Inter Parfums, S.A., and Modellabs, both publicly held companies, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first the LVMH Perfumes and Cosmetics Division, which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others, and later, Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business. Prior to such time, for approximately 30 years, he work at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

Hugues de la Chevasnerie

Hugues de la Chevasnerie, age 41, became the Director of Burberry Fragrances in December 2006. Prior to joining Burberry Fragrances, Mr. Chevasnerie was from February 2002 the Vice President of International Marketing, Davidoff & Chloé, at Coty Inc. From 1994 to 2002, he held various positions at LVMH- Parfums Christian Dior, including Group Head for Men’s Perfumes from 1999 to 2002.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 51, became the Director of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 36, was the Supply Chain Manager when he joined Inter Parfums, S.A. in 2003 and has been the Director of Operations for Inter Parfums, S.A. since January 2005. Prior to joining Inter Parfums, S.A., Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 49, was appointed as President of Inter Parfums USA, LLC in 2009, following his appointment as President of  Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for Gap, Banana Republic, New York & Company, Brooks Brothers and bebe.  Mr. Clarke has been employed by our company since 2001. Prior to joining the Company Mr. Clarke had spent seventeen years in the beauty business in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments to such forms furnished to us, and written representations from various reporting persons furnished to us, we are not aware of any reporting person who has failed to file the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 on a timely basis, except as follows:
Each of the independent directors, Messrs. Heilbronn, Levy, Bensoussan-Torres, Rosinoer and Choël, as the result of erroneous advise in respect of a rule change filed one Form 4 late (ranging from approximately 2 weeks to 11 months), by disclosing the automatic grant of options on February 2, 2009 incorrectly on their next required Form 4 rather than on a separate Form 4 for the option grant. Each of Messrs. Madar, Benacin, Greenberg and Clarke filed one form 4 one day late, which disclosed the grant of options on December 31, 2009.

Item 10.  Executive Compensation

Compensation Discussion and Analysis

General

The executive compensation and stock option committee of our board of directors is comprised entirely of independent directors and oversee all elements of compensation (base salary, annual bonus, long term incentives and perquisites) of our company’s executive officers and administers our company’s stock option plans, other than the non-employee directors stock option plan, which is self executing.

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

Mr. Madar, the chairman and chief executive officer, takes the initiative after discussions with Mr. Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives in the United States. Mr. Benacin, the president of Inter Parfums, S.A., takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and recommends executive compensation levels for executives in Europe. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including our chief executive officer and president. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest shareholder’s, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry and take into account our company’s performance as well as our own strategic goals. As the result of the global economic downturn, during 2009 previously authorized increases to base salaries of our executive officers in United States operations were rescinded and our Chief Executive Officer had his base salary decreased, as discussed in greater detail under the heading Elements of Compensation — Base Salary. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn permitted our Company to weather the storm of this recession and put our company on track to return to a high rate of growth and profitability, which management believes will result in a substantial increase in value to our shareholders.

Elements of Compensation

General

The compensation of our executive officers is generally comprised of base salaries, annual cash bonuses and long-term equity incentive awards. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. The compensation committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from our Chief Executive Officer and the President of Inter Parfums, S.A., as well as information regarding compensation levels at competitors in our industry.

Our named executive officers have all been with the company for more than the past ten (10) years, with Messrs. Madar and Benacin being founders of the company in 1985. As previously disclosed, Mr. Madar for United States operations, and Mr. Benacin for European operations, each recommend executive compensation levels for executives in the respective operating segments. In addition, and also as previously reported, Messrs. Greenberg, the Chief Financial Officer of the company (as well as United States operations) and Santi, the Chief Financial Officer of European operations, also participate in recommendations for executive compensation levels for executives in the respective operating segments.

As Messrs. Madar and Greenberg for United States operations, and Benacin and Santi for European operations, are most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective segments, the compensation committee relies upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

The compensation committee views the competitive market place very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the “peer companies” contained in the corporate performance graph contained in this annual report. Rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgement and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Benacin for European operations. As such, compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation.

The members of the compensation committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Mr. Levy has over thirty years experience as an executive officer, including more than ten years as President and Chief Executive Officer of well known cosmetic companies such as Cosmair and Sanofi Beaute (France). Mr. Choël, the final committee member, is presently a business consultant and advisor, who previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy.

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

As stated above, as Messrs. Madar and Greenberg for United States operations, and Benacin and Santi for European operations, are most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective segments, the committee relies upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

For executive officers of United States operations, the bulk of their annual compensation is in base salary. However, for executive officers of European operations base salary comprises a smaller percentage of overall compensation.

We have paid a lower percentage of overall compensation in the form of base salary to executive officers of European operations for several years, principally because European operations historically have had higher profitability than United States operations and European operations are run differently by the chief executive officer of European operations, Mr. Benacin, than United States operations. As the result of this historically higher profitability, European operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is and has historically been discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Finally, by keeping annual bonus compensation at a higher percentage of overall compensation and base salary at a lower percentage, our company benefits because the base amount for annual salary adjustments would be smaller.

Upon the recommendation of Mr. Benacin, the base salaries of Mr. Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and Mr. Frederic Garcia-Pelayo, were each increased from 220,800 euro in 2008 to 249,600 euro in 2009, a 13% increase. Likewise, Mr. Benacin’s base compensation was increased from 220,800 euro in 2008 to 249,600 euro in 2009.

A different approach is taken for United States operations as that segment is much smaller and profitability is much more volatile. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses.  None of the executive officers for United States operations have employment agreements, as we believe that having flexibility in structuring annual base salary is a benefit, which permits us to act quickly to meet a changing economic environment.

Initially in 2009, the compensation committee had agreed to have the base salary of Mr. Madar, the Chief Executive Officer, remain at the same level of $400,000, which it has been for the past several years. Further, upon recommendation of our Chairman and Chief Executive Officer, the executive compensation committee had determined to increase the base salary of Mr. Greenberg, the Chief Financial Officer, by $20,000 from $435,000 to $455,000, a 4.6%   increase and to increase the base salary of Mr. Clark, the president of Inter Parfums USA, LLC (Specialty Retail Division) by $20,000. Mr. Greenberg had received salary increases of $30,000 for the prior last four years.

Unfortunately, with the global economic downturn commencing in the fourth quarter of 2008, the market price of our common stock as reported by The Nasdaq Stock Market had decreased substantially. Further, consolidated net sales of our company for the first quarter of 2009 had decreased and visibility for the remainder of 2009 was very unclear. Based upon the recommendations of the chief executive officer, the compensation committee authorized a (i) rollback the $20,000 increase in the annual base salaries previously authorized for the chief financial officer and president of Inter Parfums USA, LLC (Specialty Retail Division), so that their annual base salaries would return to the levels paid in 2008, and (ii) decrease the annual base salary by $20,000 of the chief executive officer, all on a pro rata basis effective as of April 16, 2009.

Bonus Compensation/ Annual Incentives

We have paid a higher percentage of overall compensation in the form of bonus compensation to executive officers of European operations for several years, principally because European operations historically have had higher profitability than United States operations. As the result of this historically higher profitability, European operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is discretionary no targets were set in order to maintain flexibility. Further, if results of operations for European operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary.

For 2009, Mr. Benacin, the chief decision maker for European operations, proposed and the committee concurred in the payment of bonus compensation equal to approximately 70% of base salary for executive officers of European operations. This is compared to bonus compensation as a percentage of annual salary of 70% for 2008 and 82% for 2007 for Messrs. Santi and Garcia-Pelayo and approximately 70% for 2008 and 64% for 2007 for Mr. Benacin.

A different approach is taken for United States operations as that segment is much smaller and profitability is much more volatile. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, no officers of United States operations received any cash bonuses for 2009. Mr. Greenberg received a cash bonus of $35,000 for 2008 and $43,100 for 2007. In order for Mr. Madar, the Chief Executive Officer to receive a cash bonus, United States operations has to achieve after tax profit target. In 2009 and 2008, based upon such targets, our Chief Executive Officer did not earn any cash bonus. In 2007, based upon such targets, our Chief Executive Officer earned a $100,000 cash bonus. The Executive Compensation Committee has determined to use the same after tax profit target for our company’s United States operations to calculate Mr. Madar’s bonus for 2010.

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

For executive officers of United States operations and Mr. Benacin, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, for the past few years we had temporarily discontinued all option grants to purchase shares of our majority-owned, French subsidiary, Inter Parfums, S.A. to avoid decrease the dilution of our ownership interest in Inter Parfums, S.A. In lieu of option grants to purchase shares of our majority-owned, French subsidiary, we had granted options to our French executive officers and employees under the French Addendum to our stock option plan, which have a term of 6 years and vest 4 years after the date of grant.

We believe that the vesting period of these options serve a dual purpose: 1. executives will not receive any benefit if they leave prior to such portion of the option vesting; and 2. having a vesting period, matches the service period with the potential benefits of the option. Pursuant to our stock option plan, non-qualified stock options granted to executives terminate immediately upon the executive’s termination of association with our company. This termination provision coupled with a vesting period reduces benefits afforded to an executive when an executive officer leaves our employ.

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

The actual compensation realized as the result of the exercise of options in the past, as well as the future potential of such rewards, are powerful incentives for increased individual performance and ultimately increased company performance. In view of the fact that the executive officers named above contribute significantly to our profitable operations, the compensation committee believes the option grants are valid incentives for these executive officers and are fair to our shareholders. Generally we grant options to executive officers in December of each year.

In December 2009, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant, which were the same number of shares for which options had been granted to Messrs. Madar and Benacin in December 2008. Option grants to Messrs Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December 2009, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, at the fair market value on the date of grant. This represented an increase from the option granted in December 2008 to purchase 15,000 shares, which was done to offset the absence of a salary increase.

No options were granted to Messrs. Santi and Garcia-Pelayo from our company during 2009 or for 2008. For the past few years we had temporarily discontinued all option grants to purchase shares of our majority-owned, French subsidiary, Inter Parfums, S.A. to avoid a decrease in the dilution of our ownership interest in Inter Parfums, S.A. However, at the request of Messrs. Benacin and Santi, Inter Parfums, S.A. again commenced granting options to its employees and executive officers, including to Messrs. Santi and Garcia-Pelayo, as Messrs. Benacin and Santi had determined that it was more beneficial for the employees and executive officers of European operations have a stake in Inter Parfums, S.A., rather than our company. Accordingly, in December 2009 Inter Parfums, S.A. authorized a stock option plan which provides for a maximum of 3% of the outstanding shares of Inter Parfums, S.A. to be available for grant. Under the Inter Parfums S.A. stock option plan, options are granted at the fair market value at the time of grant for a term of 6 years and vest 4 years after the date of grant. In December 2009, Inter Parfums, S.A. authorized grants of options to employees of Inter Parfums, S.A. for an aggregate of 0.5% of outstanding shares, including options to purchase 6,000 shares for each of Messrs. Madar, Benacin, Santi and Garcia-Pelayo and 1,200 shares for Mr. Greenberg.

Stock Appreciation Rights. Our 2004 stock option plan authorizes us to grant stock appreciation rights, or SARs. An SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. To date, we have not granted any SARs under the 2004 plan. While the compensation committee currently does not plan to grant any SARs under our 2004 plan, it may choose to do so in the future as part of a review of the executive compensation strategy. The Inter Parfums S.A. stock option plan does not have stock appreciate rights.

Restricted Stock. We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy.

Other Compensation

Mr. Benacin is the Chief Executive Officer of Inter Parfums, S.A. (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of the company. In view of his service to the company, Mr. Benacin has received a housing and automobile allowance for more than the past ten (10) years. This is a way we have differentiated him from other executive officers of European operations, and acknowledged his responsibility, skills and experience, as well as the company’s operating results, while maintaining his base salary at the same level as Messrs. Santi and Garcia-Pelayo, the other named executive officers of European operations.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this amendment to the Annual Report on Form 10-K for fiscal year ended December 31, 2009 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our Company. This table covers all such compensation during fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007. For all compensation related matters disclosed in this Item 10, all amounts paid in euro have been converted to US dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

Jean Madar,	2009	380,000	-0-	-0-	115,000	-0-	-0-	-0-	495,000
Chief Executive Officer	2008	400,000	-0-	-0-	98,000	-0-	-0-	-0-	498,000
	2007	400,000	100,000	-0-	124,000	-0-	-0-	-0-	624,000

Russell Greenberg,	2009	435,000	-0-	-0-	118,000	-0-	-0-	-0-	553,000
Chief Financial Officer	2008	435,000	35,000	-0-	37,000	-0-	-0-	2,214	553,214
	2007	405,000	43,100	-0-	98,000	-0-	-0-	2,214	546,100

Philippe Benacin, President of	2009	348,492	201,052	-0-	115,000	-0-	11,496	98,850	774,890
Inter Parfums, Inc. and Chief	2008	324,489	229,258	-0-	98,000	-0-	11,757	104,039	767,543
Executive Officer of Inter Parfums, S.A.	2007	263,750	170,000	-0-	124,000	-0-	10,610	93,479	661,090

Philippe Santi,	2009	348,492	238,750	-0-	30,000	29,599	11,496	-0-	658,337
Executive Vice President and	2008	324,489	229,258	-0-	49,000	22,632	11,757	-0-	637,000
Chief Financial Officer, Inter Parfums, S.A.	2007	263,750	216,000	-0-	-0-	27,474	10,610	-0-	517,834

Frédéric Garcia-Pelayo,	2009	348,492	238,750	-0-	30,000	29,599	11,496	9,550	667,887
Director Export Sales,	2008	324,489	229,258	-0-	49,000	22,632	11,757	-0-	637,136
Inter Parfums, S.A.	2007	263,750	216,000	-0-	-0-	27,474	10,610	-0-	517,834

1 Amounts reflected under Option Awards represent the grant date fair values in 2009, 2008 and 2007 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 10 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC.

2 As required by French law, Inter Parfums, S.A. maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of  our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, S.A. Benefits are calculated based upon a percentage of taxable income of Inter Parfums, S.A. and are allocated to employees  based upon salary. The maximum amount payable per year is 25,000 euro, or approximately $34,792.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Inter Parfums, S.A. net income, less 5% of shareholders equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before taxes, + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2009 and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Inter Parfums, S.A.	-0-	15,079	83,672	98,850

Philippe Santi, Executive Vice President and Director General Delegue, Inter Parfums, S.A.	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Director Export Sales, Inter Parfums, S.A.	-0-	9,550	-0-	9,550

Plan Based Awards

The following table sets certain information relating to each grant of an award made to our executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Closing Price
Jean Madar	12/31/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	12.14	12.17
Russell Greenberg	12/31/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	12.14	12.17
Philippe Benacin	12/31/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	12.14	12.17
Philippe Santi	12/31/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frédéric Garcia-Pelayo	12/31/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

In addition, the following table indicates Grants of Plan-Based Awards of Inter Parfums, S.A. during 2009.

		Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Closing Price
Jean Madar	12/17/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	25.36	25.95
Russell Greenberg	12/17/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,200	25.36	25.95
Philippe Benacin	12/17/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	25.36	25.95
Philippe Santi	12/17/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	25.36	25.95
Frédéric Garcia-Pelayo	12/17/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	25.36	25.95

Options

As discussed above, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. As reported above, options granted to French employees under the French Addendum to our stock option plan have a term of 6 years, and vest 4 years after the date of grant. Further, options granted to French employees under the stock option plan of Inter Parfums, S.A. likewise vest 4 years after the date of grant.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	75,000	-0-		-0-	9.967	04/19/10
	36,000	24,000	(1)	-0-	13.103	12/14/12
	11,400	17,100	(2)	-0-	12.577	12/26/13
	5,500	10,825	(3)	-0-	11.297	2/13/14
	3,800	15,200	(4)	-0-	6.925	12/30/14
	-0-	19,000	(5)	-0-	12.14	12/30/15

Russell Greenberg	30,000	-0-		-0-	9.967	04/19/10
	22,500	15,000	(6)	-0-	13.103	12/14/12
	9,000	13,500	(7)	-0-	12.577	12/26/13
	3,000	12,000	(8)	-0-	6.925	12/30/14
	-0-	25,000	(9)	-0-	12.14	12/30/15

Philippe Benacin	75,000	-0-		-0-	9.967	04/19/10
	36,000	24,000	(10)	-0-	13.103	12/14/12
	11,400	17,100	(11)	-0-	12.577	12/26/13
	5,500	10,825	(12)	-0-	11.297	2/13/14
	3,800	15,200	(13)	-0-	6.925	12/30/14
	-0-	19,000	(14)	-0-	12.14	12/30/15

Philippe Santi	11,250	-0-		-0-	9.967	04/19/10
	4,500	3,000	(15)	-0-	13.103	12/14/12
	-0-	12,750	(16)	-0-	11.297	2/13/14

Frédéric Garcia-Pelayo	4,500	3,000	(17)	-0-	13.103	12/14/12
	-0-	12,750	(18)	-0-	11.297	2/13/14

[Footnotes from table above]

1 Option vests as to 12,000 shares on each of 12/15/10 and 12/15/11.
2 Option vests as to 5,700 shares on each of 12/26/10, 12/26/11 and 12/26/2012.
3 Option vests as to 2,775 shares on each of 2/13/11, 2/13/12 and 2/13/2013.
4 Option vests as to 3,800 shares on each of 12/30/10, 12/30/11, 12/30/12 and 12/30/2013.
5 Option vests as to 3,800 shares on each of 12/30/10, 12/30/11, 12/30/12, 12/30/13 and 12/30/2014.
6 Option vests as to 7,500 shares on each of 12/15/10 and 12/15/11.
7 Option vests as to 4,500 shares on each of 12/26/10, 12/26/11 and 12/26/2012.
8 Option vests as to 3,000 shares on each of 12/30/10, 12/30/11, 12/30/12 and 12/30/2013.
9 Option vests as to 5,000 shares on each of 12/30/10, 12/30/11, 12/30/12, 12/30/13 and 12/30/2014.
10 Option vests as to 12,000 shares on each of 12/15/10 and 12/15/11.
11 Option vests as to 5,700 shares on each of 12/26/10, 12/26/11 and 12/26/2012.
12 Option vests as to 2,775 shares on each of 2/13/11, 2/13/12 and 2/13/2013.
13 Option vests as to 3,800 shares on each of 12/30/10, 12/30/11, 12/30/12 and 12/30/2013.
14 Option vests as to 3,800 shares on each of 12/30/10, 12/30/11, 12/30/12, 12/30/13 and 12/30/2014.
15 Option vests as to 100% on 2/14/2012.
16 Option vests as to 1,500 shares on each of 12/15/10 and 12/15/11.
17 Option vests as to 1,500 shares on each of 12/15/10 and 12/15/11.
18 Option vests as to 100% on 2/14/2012.

The following table sets certain information relating to outstanding equity awards granted by Inter Parfums, S.A., our majority-owned French subsidiary which has its shares traded on the Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTER PARFUMS, S.A.

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	24,598		18.40	03/25/10
	17,570		17.20	05/26/11
		15,972	21.90	06/01/12
		6,000	17.60	12/17/15

Russell Greenberg	1,407		18.40	03/25/10
	1,758		17.20	05/26/11
		1,278	21.90	06/01/12
		1,200	17.60	12/17/15

Philippe Benacin	24,598		18.40	03/25/10
	17,570		17.20	05/26/11
		15,972	21.90	06/01/12
		6,000	17.60	12/17/15

Philippe Santi	12,652		18.40	03/25/10
	10,542		17.20	05/26/11
		9,584	21.90	06/01/12
		6,000	17.60	12/17/15

Frédéric Garcia-Pelayo	12,652		18.40	03/25/10
	10,542		17.20	05/26/11
		15,972	21.90	06/01/12
		6,000	17.60	12/17/15
[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.
2 As of December 31, 2009 the closing price of Inter Parfums, S.A. as reported by Euronext was 18.1 euro, and the exchange rate was 1.4406 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	75,000	118,500	-0-	-0-

Russell Greenberg	37,500	60,953	-0-	-0-

Philippe Benacin	75,000	118,500	-0-	-0-

Philippe Santi	11,250	18,237	-0-	-0-

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-
[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	17,570	19,826	-0-	-0-

Philippe Benacin	17,570	19,826	-0-	-0-

Russell Greenberg	5,449	43,143	-0-	-0-

Philippe Santi	8,786	27,924	-0-	-0-

Frédéric Garcia-Pelayo	17,584	100,108	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	117,500	11,496
Philippe Santi	Inter Parfums SA Pension Plan	NA	117,500	11,496
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	117,500	11,496

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
- a discount rate of 3.96%.

The normal retirement age is 65 years, but employees, including Messrs. Benacin, Santi and Garcia-Pelayo, can collect reduced benefits if they retire at age 60.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. For 2010 Mr. Benacin presently receives an annual salary of €260,400 (approximately $364,000, plus annual lodging expenses of €60,000 (approximately $84,000) and automobile expenses of €10,800 (approximately $15,000), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	12,000	-0-	1,922	-0-	-0-	1,893	15,815
Jean Levy[2]	12,000	-0-	1,922	-0-	-0-	3,273	17,195
Robert Bensoussan- Torres[3]	6,000	-0-	961	-0-	-0-	-0-	6,961
Serge Rosinoer[4]	6,000	-0-	961	-0-	-0-	-0-	6,961
Patrick Choël[5]	12,000	-0-	1,922	-0-	-0-	-0-	13,922

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 5,500 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 5,500 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 5,500 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 3,504 shares of our common stock.
6.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 7,000 shares of our common stock.

For 2009 all nonemployee directors received $2,000 for each board meeting at which they participate. In addition, all members of the Audit Committee receive an additional annual fee of $4,000 on January 1 of each year in which they serve on the Audit Committee.

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

On February 1, 2010, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Serge Rosinoer and Patrick Choël, and an option to purchase 500 shares was granted to Robert Bensoussan-Torres, all at the exercise price of $13.345 per share under the 2004 plan. Such options vest ratably over a 4 year period.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of February 19, 2009 with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of February 19, 2009 we had 30,171,952 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	7,833,745	[2]	25.85%

Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	7,527,282	[3]	24.8%

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
2 Consists of 3,410,929 shares held directly, 4,291,066 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 131,750 shares.
3 Consists of 4,729,468 shares held directly, 2,666,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 131,750 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	73,996	[4]	Less than 1%

Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	15,750	[5]	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	73,188	[6]	Less than 1%

Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	5,125	[7]	Less than 1%

Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	12,625	[8]	Less than 1%

Serge Rosinoer 14 rue LeSueur 75116 Paris, France	14,114	[9]	Less than 1%

Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	10,575	[10]	Less than 1%

Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	4,500	[11]	Less than 1%

Axel Marot Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-		NA

[4]	Consists of 11,995 shares held directly and options to purchase 62,000 shares.
[5]	Consists of shares of common stock underlying options.
[6]	Consists of 47,063 shares held directly, 22,500 shares held indirectly by his children and options to purchase 3625 shares.
[7]	Consists of 1,500 shares held directly and options to purchase 3,625 shares.
[8]	Consists of 9,000 shares held directly and options to purchase 3,625 shares.
[9]	Consists of 11,550 shares held directly and options to purchase 2,625 hares.
[10]	Consists of 5,450 shares held directly and options to purchase 5,125 shares.
[11]	Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Hugues de la Chevasnerie Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-		NA

Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	19,125	[12]	Less than 1%

Royce & Associates, LLC[13] 1414 Avenue of the Americas New York, NY 10019	3,769,533		12.49%

Fidelity Low-Priced Stock Fund[14] 82 Devonshire Street, Boston, Massachusetts 02109	2,200,000		7.29%

All Directors and Officers As a Group 16 Persons)	15,588,025	[15]	51.02%

The following table sets fort certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	920,075	11.32	949,075
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	920,075	11.32	949,075

12 Consists of 1,625 shares held directly and options to purchase 17,500 shares.
13 Information derived from an Amendment to Schedule 13G filed January 25, 2010.
14 Information derived from a Schedule 13G filed February 16, 2010.
15 Consists of 15,208,210 shares held directly or indirectly, options to purchase 379,815 shares.

Item 12.  Certain Relationships And Related Transactions

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

Jimmy Choo

Inter Parfums, S.A. and J Choo Limited entered into an exclusive, worldwide license agreement commencing on January 1, 2010 and expiring on December 31, 2021, for the creation, development and distribution of fragrances under the Jimmy Choo brand. Mr. Robert Bensoussan-Torres, a director of the Corporation, is a director of J Choo Limited and has an indirect ownership interest in J Choo Limited.

Yelo. Cab and Nickel USA

Nickel USA, Inc., a wholly-owned subsidiary of our company and Yelo, LLC, a related party by virtue of the 3% equity interest in Yelo owned by Mr. Jean Madar, the Chairman of the Board and Chief Executive Officer, have entered into an agreement  to have Yelo perform management services at the spa owned and operated by Nickel in New York City for a one (1) year period, subject to subsequent annual renewals upon agreement of the parties, and Nickel is to pay Yelo a monthly base fee of $5,000, plus a monthly performance fee based upon a percentage of increased monthly revenues above a baseline.

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

Board Leadership Structure and Risk Management

For more than the past ten (10) years, Jean Madar has held the positions of Chairman of the Board of Directors and Chief Executive Officer of our company. Almost since inception, Mr. Madar has been allocated the responsibility of overseeing our United States operations and the operation of Inter Parfums, Inc., as a public company. Philippe Benacin, as Chief Executive Officer of Inter Parfums, S.A., has been allocated the responsibility of overseeing our European operations and its operation as a public company in France. In addition, Mr. Benacin is also the Vice Chairman of the Board of Directors of our company. Our board of directors is comfortable with this approach, as the two largest stockholders of our company are also directly responsible for the operations of our company’s two operating segments. Accordingly, our board of directors does not have a “Lead Director,” a non-management director who controls the meetings of our board of directors.

Our board of directors manages risk by (i) period operating reports and discussion with management; (ii) approval of executive compensation incentive plans through its committee, the Executive Compensation and Stock Option Committee; (iii) approval of related party transactions through its committee, the Audit Committee; and (iv) approval of material transactions not in the ordinary course of business. Since our inception, we have never been the subject of any material product liability claims, and we have had no recent material property damage claims.

Further, we periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Inter Parfums, S.A., our French subsidiary, whose functional currency is the Euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

In addition, we mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 13.  Principal Accountant Fees and Services

General

On October 15, 2004 Mazars LLP was engaged as the principal accountants to audit the financial statements of Inter Parfums, Inc. The decision to engage Mazars LLP was approved by our audit committee.

Fees

The following sets forth the fees billed to us by Mazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2009 and December 31, 2008.

Audit Fees

During 2009 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $857,000. During 2008 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $849,000.

Audit-Related Fees

Mazars billed us $8,500 and $11,000 for audit related fees during 2009 and 2008, respectively.

Tax Fees

Mazars LLP did not bill us for tax services during 2009 or 2008.

All Other Fees

Mazars LLP did not bill us for any other services during 2009 or 2008.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2009 the audit committee authorized the following non-audit services to be performed by Mazars LLP.

•	We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2009.

•
We authorized the engagement of Mazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2009. If we require further tax services from Mazars LLP, then the approval of the audit committee must be obtained.

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

In February 2010, the audit committee authorized the same non-audit services to be performed by Mazars LLP as disclosed above.

PART IV

Item 14. Exhibits, Financial Statement Schedules

Page No.
(a)(1)	Financial Statements annexed hereto

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009	F-4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2009	F-5

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules annexed hereto:

	Schedule II - Valuation and Qualifying Accounts	F-28

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

10.119	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (French original)

Exhibit No.	Description

10.119.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (English translation)

10.120	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (French original)

10.120.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (English translation)

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

he following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2007:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2009:

Exhibit No.	Description

10.137	Lease Extension Agreement between 14th Street Development, LLC and Nickel USA, Inc. dated June 8, 2009

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2009:

Exhibit No.	Description

10.138
Licence Agreement between J Choo Limited and Inter Parfums, S.A. signed on September 29, 2009 (Certain confidential information in this Exhibit 10.138 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

The following documents, which have been previously filed, are filed again with this report:

Exhibit No.	Description

3.1.1	Restated Certificate of Incorporation dated September 3, 1987

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004

3.2	Amended and Restated By-laws

4.20	1999 Stock Option Plan, as amended

4.22	2004 Stock Option Plan

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991

10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

10.26.1	Third Modification of Lease dated June 17, 2002 between Metropolitan Life Insurance Company, and Jean Philippe Fragrances, LLC (previously erroneously filed as exhibit no. 19.92 )

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, a limited partnership, and Jean Philippe Fragrances, Inc. dated July 10, 1995

10.69
Exclusive License Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (Certain confidential information in this Exhibit 10.70 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.70
License Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (Certain confidential information in this Exhibit 10.70 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.104	Lease dated as of 1 March 2001 for 300 West 14th Street, New York, NY

10.106	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)

10.106.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)

10.107	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

10.107.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)

10.110	Lease For 48 Rue Des Francs-Bourgeois, In Paris, 3rd District (French Original)

10.110.1	Lease For 48 Rue Des Francs-Bourgeois, In Paris,, 3rd District (English Translation)

10.112	Confidential Treatment Agreement among Burberry Ltd., Inter Parfums, S.A., Inter Parfums, Inc. and LV Capital USA, Inc., et al., dated October 12, 2004

10.113	Indemnity Agreement among Burberry Ltd., Inter Parfums, S.A. and Inter Parfums, Inc. dated October 12, 2004

The following documents are filed with this report:

Exhibit No.	Description

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)

3.4	Articles of Incorporation of Inter Parfums, S.A.

3.4.1	Articles of Incorporation of Inter Parfums, S.A. (English translation)

4.21.3	2004 Nonemployee Director Stock Option Plan, as amended

4.30	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2009 with Schedule of Option Holders and Options Granted

10.139
License Agreement between Montblanc-Simplo Gmbh and Inter Parfums, S/.A. (Certain confidential information in this Exhibit 10.139 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.140
Personal Care Agreement among The Gap, Inc., et al., and Inter Parfums, Inc. and its wholly-owned subsidiary Inter Parfums USA, LLC effective March 1, 2010 (Certain confidential information in this Exhibit 10.140 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

21	List of Subsidiaries

23	Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009	F-4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2009	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-30

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the three-year period ended December 31, 2009. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion thereon.

Mazars LLP

New York, New York
March 10, 2010

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands except share and per share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$100,467	$42,404
Accounts receivable, net	101,334	120,507
Inventories	85,428	123,633
Receivables, other	3,229	2,904
Other current assets	8,090	10,034
Income tax receivable	—	1,631
Deferred tax assets	4,088	3,388
Total current assets	302,636	304,501
Equipment and leasehold improvements, net	9,191	7,670
Trademarks, licenses and other intangible assets, net	101,799	104,922
Goodwill	3,927	5,470
Other assets	1,535	2,574
Total assets	$419,088	$425,137
Liabilities and Equity
Current liabilities:
Loans payable – banks	$5,021	$13,981
Current portion of long-term debt	11,732	13,352
Accounts payable - trade	48,138	66,236
Accrued expenses	37,440	35,368
Income taxes payable	1,646	442
Dividends payable	996	996
Total current liabilities	104,973	130,375
Deferred tax liability	8,840	11,562
Long-term debt, less current portion	17,862	27,691
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 30,171,952 and 30,168,939 shares at December 31, 2009 and 2008, respectively	30	30
Additional paid-in capital	45,126	41,950
Retained earnings	186,611	168,025
Accumulated other comprehensive income	30,000	25,515
Treasury stock, at cost, 10,056,966 and 9,966,379 common shares at December 31, 2009 and 2008, respectively	(33,043)	(31,319)
Total Inter Parfums, Inc. shareholders’ equity	228,724	204,201
Noncontrolling interest	58,689	51,308
Total equity	287,413	255,509
Total liabilities and equity	$419,088	$425,137

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2009, 2008, and 2007
(In thousands except share and per share data)

	2009	2008	2007
Net sales	$409,464	$446,124	$389,560
Cost of sales	175,296	191,915	160,137
Gross margin	234,168	254,209	229,423
Selling, general, and administrative expenses	187,690	202,264	181,224
Impairment of goodwill	1,677	936	868
Income from operations	44,801	51,009	47,331
Other expenses (income):
Interest expense	2,647	4,940	3,667
(Gain) loss on foreign currency	(3,212)	1,380	219
Interest and dividend income	(982)	(1,745)	(3,166)
Gain on subsidiary’s issuance of stock	—	—	(665)
	(1,547)	4,575	55

Income before income taxes	46,348	46,434	47,276
Income taxes	16,190	16,312	16,675
Net income	30,158	30,122	30,601

Less: Net income attributable to the noncontrolling interest	7,791	6,357	6,784
Net income attributable to Inter Parfums, Inc.	$22,367	$23,765	$23,817
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$0.74	$0.78	$0.78
Diluted	0.74	0.77	0.76

Weighted average number of shares outstanding:
Basic	30,099,998	30,621,070	30,666,141
Diluted	30,121,077	30,777,985	31,004,299

Dividends declared per share	$0.133	$0.133	$0.133

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2009, 2008, and 2007
(In thousands except share data)

	Inter Parfums, Inc. shareholders
						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Comprehensive	comprehensive	Treasury stock		Noncontrolling
	Shares	Amount	capital	earnings	income	income	Shares	Amount	interest	Total
Balance – January 1, 2007	30,652,188	$31	$38,085	$127,834		$15,170	9,371,830	$(25,848)	$44,075	$199,347
Comprehensive income:
Net income	—	—	—	23,817	$23,817	—	—	—	6,784	30,601
Foreign currency translation adjustments	—	—	—	—	15,816	15,816	—	—	—	15,816
Net derivative instrument loss, net of tax	—	—	—	—	(31)	(31)	—	—	(16)	(47)
Total comprehensive income					$39,602
Dividends	—	—	—	(4,093)		—	—	—	(1,594)	(5,687)
Shares issued upon exercise of stock options including income tax benefit of $915	228,150	—	1,720	—		—	(150,000)	414	—	2,134
Stock compensation	—	—	218	437		—	—	—	168	823
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—		—	—	—	(3,206)	(3,206)
Sale of subsidiary shares to noncontrolling interest	—	—	—	—		—	—	—	2,260	2,260
Foreign currency translation adjustment	—	—	—	—		—	—	—	5,454	5,454
Shares received as proceeds of option exercises	(82,126)	—	—	—		—	82,126	(910)	—	(910)
Balance – December 31, 2007	30,798,212	31	40,023	147,995		30,955	9,303,956	(26,344)	53,925	246,585
Comprehensive income:
Net income	—	—	—	23,765	$23,765	—	—	—	6,357	30,122
Foreign currency translation adjustments	—	—	—	—	(9,755)	(9,755)	—	—	—	(9,755)
Net derivative instrument gain, net of tax	—	—	—	—	4,315	4,315	—	—	1,514	5,829
Total comprehensive income					$18,325
Dividends	—	—	—	(4,039)		—	—	—	(1,735)	(5,774)
Shares issued upon exercise of stock options including income tax benefit of $988	33,150	—	1,260	—		—	—	—	—	1,260
Stock compensation	—	—	452	304		—	—	—	134	890
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—		—	—	—	(8,462)	(8,462)
Sale of subsidiary shares to noncontrolling interest	—	—	215	—		—	—	—	2,463	2,678
Foreign currency translation adjustment	—	—	—	—		—	—	—	(2,888)	(2,888)
Purchased treasury shares	(662,423)	(1)	—	—		—	662,423	(4,975)	—	(4,976)
Balance – December 31, 2008	30,168,939	30	41,950	168,025		25,515	9,966,379	(31,319)	51,308	255,509
Comprehensive income:
Net income	—	—	—	22,367	$22,367	—	—	—	7,791	30,158
Foreign currency translation adjustments	—	—	—	—	8,767	8,767	—	—	—	8,767
Reclassification from OCI into earnings, net					(4,423)	(4,423)			(1,499)	(5,922)
Net derivative instrument gain, net of tax	—	—	—	—	141	141	—	—	32	173
Total comprehensive income					$26,852
Dividends	—	—	—	(3,974)		—	—	—	(1,716)	(5,690)
Shares issued upon exercise of stock options including income tax benefit of $692	243,600	—	2,711	—		—	(150,000)	476	—	3,187
Stock compensation	—	—	510	193		—	—	—	102	805
Sale of subsidiary shares to noncontrolling interest	—	—	(45)	—		—	—	—	2,671	2,626
Purchased treasury shares	(108,100)	—	—	—		—	108,100	(631)	—	(631)
Shares received as proceeds of option exercises	(132,487)	—	—	—		—	132,487	(1,569)	—	(1,569)
Balance – December 31, 2009	30,171,952	$30	$45,126	$186,611		$30,000	10,056,966	$(33,043)	$58,689	$287,413

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$30,158	$30,122	$30,601
Adjustments to reconcile net income to net cash provided by (used-in) operating activities:
Depreciation and amortization	10,963	9,925	8,031
Impairment of goodwill and trademark	2,213	936	868
Provision for doubtful accounts	1,394	148	588
Noncash stock compensation	947	1,119	1,096
Deferred tax (benefit) provision	(3,079)	4,118	(657)
Change in fair value of derivatives	(861)	1,759	—
Gain on subsidiary’s issuance of stock	—	—	(665)
Changes in:
Accounts receivable	20,912	(8,768)	2,984
Inventories	40,628	(23,285)	(28,677)
Other assets	(4,841)	4,010	(1,602)
Accounts payable and accrued expenses	(18,900)	(18,051)	25,014
Income taxes payable, net	5,106	(8,461)	936
Net cash provided by (used-in) operating activities	84,640	(6,428)	38,517
Cash flows from investing activities:
Purchases of short-term investments	—	(5,144)	(300)
Proceeds from sale of short-term investments	—	5,144	13,100
Purchase of equipment and leasehold improvements	(5,526)	(3,803)	(2,380)
Payment for intangible assets acquired	(775)	(1,095)	(58,723)
Proceeds from sale of stock of subsidiary	2,658	2,695	2,879
Payment for acquisition of noncontrolling interests	—	(18,493)	(10,984)
Net cash (used in) investing activities	(3,643)	(20,696)	(56,408)
Cash flows from financing activities:
Proceeds from (repayment of) loans payable – banks	(9,005)	7,089	762
Proceeds from issuance of long-term debt	—	—	54,948
Repayment of long-term debt	(12,408)	(16,292)	(10,440)
Purchase of treasury stock	(660)	(4,975)	(107)
Proceeds from exercise of options including tax benefits	1,648	1,260	1,331
Dividends paid	(3,974)	(4,069)	(3,879)
Dividends paid to noncontrolling interests	(1,716)	(1,735)	(1,594)
Net cash provided by (used in) financing activities	(26,115)	(18,722)	41,021
Effect of exchange rate changes on cash	3,181	(1,784)	8,657
Net increase (decrease) in cash and cash equivalents	58,063	(47,630)	31,787
Cash and cash equivalents – beginning of year	42,404	90,034	58,247
Cash and cash equivalents – end of year	$100,467	$42,404	$90,034
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,633	$3,894	$3,872
Income taxes	13,085	13,311	15,211

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company
Inter Parfums, Inc. and its subsidiaries (“the Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 57%, 56% and 54% of net sales in 2009, 2008 and 2007, respectively.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 75% owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In January 2007, IPSA formed and began operations of four majority-owned distribution subsidiaries, Inter Parfums Limited, Inter Parfums Deutschland GMBH, Inter Parfums srl and Inter España Parfums et Cosmetiques, SL, covering territories in The United Kingdom, Germany, Italy and Spain, respectively. The noncontrolling shareholders of the majority-owned distribution subsidiaries have binding obligations to make good on losses in excess of their investments in the joint ventures. In June 2008, IPSA formed a wholly-owned subsidiary, Inter Parfums (Suisse) SA, to hold and manage certain of its brand names. All material intercompany balances and transactions have been eliminated.

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

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

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

Short-term Investments

From time to time, the Company has short-term investments which consist of certificates of deposit with maturities of greater than three months.  We monitor concentrations of credit risk associated with financial institutions with which we conduct significant business.  We believe our credit risk is minimal, as we primarily conduct business with large, well-established financial institutions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances which are estimated to be uncollectible aggregating $2.4 million and $1.3 million as of December 31, 2009 and 2008, respectively. Accounts receivable balances are written off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

Inventories

Inventories, including promotional merchandise, only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated, $2.3 million, $4.1 million and $3.2 million as of December 31, 2009, 2008 and 2007, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

(In thousands)		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$27,693	$27,693	$—	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	5,620	—	5,620	—
	$33,313	$27,693	$5,620	$—
Liabilities:
Interest rate swaps	$752	$—	$752	$—

(In thousands)		Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,816	$19,816	$—	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	8,162	—	8,162	—

	$27,978	$19,816	$8,162	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$1,429	$—	$1,429	$—
Interest rate swaps	811	—	811	—

	$2,240	$—	$2,240	$—

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income On Derivative (Effective Portion) (A)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2009	2008		2009	2008		2009	2008

Foreign exchange contracts	$(5,370)	8,162	Gain (loss) on foreign currency	$(2,792)	—	Gain (loss) on foreign currency	$776	(838)

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

Derivatives not Designated as Hedging Instruments under ASC topic 815-10-10	Location of Gain (Loss) recognized in Income on Derivative	December 31, 2009	December 31, 2008

Interest rate swaps	Interest expense	$85	$(921)
Foreign exchange contracts	Gain (loss) on foreign currency	$77	$9

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2008 resulted in a liability and are included in accrued expenses on the accompanying balance sheet. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2009 resulted in an asset and are included in other current assets on the accompanying balance sheet. The valuation of foreign currency forward exchange contracts accounted for using hedge accounting in 2008 resulted in assets which are included in either other current assets ($6.4 million) or other assets ($1.8 million) on the accompanying balance sheet as of December 31, 2008, depending upon the maturity dates of the contract. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness as defined by Accounting Standards Codification (“ASC”) topic 815-10-10 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. Cash-flow hedges were highly effective, in all material respects.

At December 31, 2009, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $36 million and GB pounds 5.4 million which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

Goodwill and Other Intangible Assets

The Company reviews goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis, and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,586	$—	$—	$2,586

Goodwill	$3,927	$—	$—	$3,927

Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Goodwill	$5,470	$—	$—	$5,470

The goodwill and trademarks referred to above, relates to the Company’s Nickel skin care business which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. The first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result of continued sales declines, we have been testing for impairment of goodwill on a quarterly basis. As of December 31, 2009, we have measured fair value of goodwill to be equal to the average amount purchase price indications received from several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.7 million. Accumulated impairment losses relating to goodwill aggregated $3.5 million as of December 31, 2009. Activity relating to the goodwill is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

	December 31,
	2009	2008
Balance - beginning of year	$5,470	$6,715
Effect of changes in foreign currency translation rates	134	(309)
Impairment loss	(1,677)	(936)
Balance - end of year	$3,927	$5,470

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. We assumed a market royalty rate of 6% and a discount rate of 7.8%.

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.8%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions that we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs, which aggregated $5.0 million, $6.2 million and $6.2 million in 2009, 2008 and 2007, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. One customer represented 11%, 12% and 13% of consolidated net sales in 2009, 2008 and 2007, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

Payments to Customers

The Company is subject to the provisions of ASC topic 605-50 (formerly Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In accordance with this guidance, the Company has recorded the revenues generated from purchase with purchase promotions as sales and the costs of its purchase with purchase and gift with purchase promotions as cost of sales. Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of net sales.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $55.8 million, $65.8 million and $58.5 million for 2009, 2008 and 2007, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $29.8 million, $34.3 million and $23.0 million in 2009, 2008 and 2007, respectively.  As of December 31, 2009, accrued expenses include approximately $9.2 million in advertising liabilities.

Package Development Costs

Package development costs associated with new products and redesigns of existing product packaging are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC topic 740-10 (formerly SFAS 109 and FASB Interpretation No. 48). Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Tax benefits recognized are reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

Issuance of Common Stock by Consolidated Subsidiary

Prior to the acquisition of noncontrolling interests discussed in Note (3), the difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, was reflected as a gain or loss in the consolidated statements of income. Subsequent to the acquisition of noncontrolling interests, in accordance with ASC topic 505-10 (formerly SAB 51, Accounting for Sales of Stock by a subsidiary), the difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, is reflected as an equity adjustment in the consolidated balance sheets.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income attributable to Inter Parfums, Inc.	$22,367	$23,765	$23,817
Effect of dilutive securities of consolidated subsidiary	(18)	(99)	(270)
Numerator for diluted earnings per share	$22,349	$23,666	$23,547
Denominator:
Weighted average shares	30,099,998	30,621,070	30,666,141
Effect of dilutive securities:
Stock options and warrants	21,079	156,915	338,158
Denominator for diluted earnings per share	30,121,077	30,777,985	31,004,299

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 889,000, 541,000, and 477,000 shares of common stock for 2009, 2008, and 2007, respectively, and outstanding warrants to purchase 300,000, 187,500 and 150,000 shares of common stock for 2009, 2008 and 2007, respectively.

Treasury Stock

The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts within the parameters authorized by the Board. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  We do not believe that the adoption of provisions of ASU 2010-06 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC topic 855 (formerly SFAS No. 165, “Subsequent Events”) which was amended in February 2010 by ASU No. 2010-09. ASC topic 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC topic 855 was effective prospectively for interim and annual periods ending after June 15, 2009 and the amendment was effective upon issuance. The adoption of this original pronouncement and the amendments thereto, did not have a material impact on our consolidated financial statements.

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
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

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

In March 2008, the FASB issued ASC topic 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities).  ASC topic 815-10-65 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. ASC topic 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption by the Company of ASC topic 815-10-65 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued ASC topic 810-10-65 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”).  ASC topic 810-10-65 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC topic 810-10-65 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption by the Company of ASC topic 810-10-65 did not have a material impact on its consolidated financial statements.  However, presentation and disclosure requirements of ASC topic 810-10-65 were retrospectively applied to Company’s financial statements.

In December 2007, the FASB issued ASC topic 805-10-05 (formerly SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”)). ASC topic 805-10-05 provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. ASC topic 805-10-05 also expands required disclosures surrounding the nature and financial effects of business combinations. ASC topic 805-10-05 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption by the Company of ASC topic 805-10-05 did not have a material impact on its consolidated financial statements. However, additional noncontrolling interests acquired or sold after adoption of ASC topic 805-10-05 are accounted for as equity transactions and not subject to purchase accounting.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

(2)	Recent Agreements

Montblanc

In January 2010, we entered into an exclusive worldwide license agreement with Montblanc International GmbH to create, produce and distribute perfumes and ancillary products under the Montblanc brand. Our rights under such license agreement, which takes effect on July 1, 2010 and runs through December 31, 2020, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We also agreed to pay an upfront entry fee of €1 million (approximately $1.4 million) for this license, and to purchase the inventory of the current licensee, which is anticipated to be approximately €4 million (approximately $5.7 million).

Jimmy Choo

In October 2009, we entered into an exclusive worldwide license agreement with J Choo Limited, commencing on January 1, 2010, for the creation, development and distribution of fragrances under the Jimmy Choo brand. Our rights under such license agreement, which runs through 2022, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. A member of the Company’s board of directors is also a member of the board of directors of J Choo Limited.

Gap Inc.

In April 2008, we expanded our current relationship with The Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. The agreement is effective through December 31, 2011.

Our association with The Gap Inc. began in July 2005, when we entered into an exclusive agreement to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In March 2006, the agreement was amended to include Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

The initial term of this agreement expired on August 31, 2009, and we had entered into a series of short-term extension agreements to continue the relationship as it previously existed while we were in discussions with The Gap Inc. for a formal extension of the agreement. In March 2010, we signed a new specialty retail agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada with terms and conditions similar to those of the original agreement. This new agreement expires December 31, 2011.

As an inducement to enter into our initial agreement with The Gap, Inc., in July 2005, we granted warrants to purchase 150,000 shares of our common stock to Gap Inc. exercisable for five years at $16.80 per share, 125% of the market price on the date of grant and in September 2006 we granted Gap Inc. an additional warrant for 150,000 shares of our common stock exercisable for five years at $11.46 per share, the market price on the date of grant. The fair market value of the 150,000 warrants granted in July 2005 and the 150,000 warrants granted in September 2006 aggregated approximately $1.7 million and was determined on the date of the first grant using the Black-Scholes option pricing model. Such amount has been capitalized as an intangible asset and was amortized over the initial term of the agreement. Such amortization is included in selling, general and administrative expense in the accompanying consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

We have registered with the Securities and Exchange Commission the 300,000 shares purchasable pursuant to the two warrant grants for resale in May 2007. In the event we fail to maintain an effective registration statement, Gap shall have the right to convert the warrants or any portion thereof into shares of our common stock. Upon exercise of this right we have agreed to deliver, without payment by Gap of any exercise price or any cash or other consideration, that number of shares of fully paid and nonassessable shares of the Company’s Common Stock, the value of which would equal the difference between the fair value and the exercise price of the Company’s Common Stock on the date of exercise attributable to the warrants exercised divided by the fair value of the Company’s common Stock on the date of exercise. We do not have any liability representing future obligations under our registration arrangements relating to the warrants issued to Gap.

bebe Stores, Inc.

In July 2008, we entered into an exclusive six-year worldwide agreement with bebe Stores, Inc. under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

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

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3 (formerly paragraph 11 of SFAS 142, Goodwill and Other Intangible Assets). The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite life intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life”. The existence of a repurchase option in 2025 may limit the useful life of the Lanvin brand names and trademarks to the Company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our Company and their useful life would be considered to be indefinite.

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

(3)	Acquisition of Noncontrolling Interests

IPSA

In 2008 and 2007, we acquired an additional 3.6% and 1.2% interest, respectively, in IPSA, our majority-owned French subsidiary, from its noncontrolling shareholders for cash of approximately $18.5 million in 2008 and $6.3 million in 2007.

The allocation of the purchase price was as follows:

	2008	2007

Trademarks	$15,458	$5,469
Noncontrolling interests	8,356	2,724
Deferred tax liability	(5,321)	(1,883)
Total	$18,493	$6,310

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

The acquisition was accounted for under the purchase method and brought our ownership interest in IPSA to approximately 75%.

Nickel, S.A.

In June 2007, the noncontrolling shareholders of Nickel S.A., a consolidated subsidiary of the Company, exercised their rights to sell their remaining 32.4% interest in Nickel S.A. to the Company for approximately $4.7 million in cash. The acquisition was accounted for under the purchase method.

The allocation of the purchase price was as follows:

Purchase price	$4,673
Less amount recorded for put option liability	1,273
Subtotal	$3,400

Allocated as follows:
Trademarks	$921
Noncontrolling interest	587
Goodwill	1,892
Total	$3,400

(4)	Inventories

	December 31,
	2009	2008
Raw materials and component parts	$29,052	$37,248
Finished goods	56,376	86,385
	$85,428	$123,633

(5)	Equipment and Leasehold Improvements

	December 31,
	2009	2008
Equipment	$23,293	$18,526
Leasehold improvements	2,101	2,098
	25,394	20,624
Less accumulated depreciation and amortization	16,203	12,954
	$9,191	$7,670

Depreciation and amortization expense was $4.3 million, $3.1 million and $2.5 million for 2009, 2008 and 2007, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

(6)	Trademarks, Licenses and Other Intangible Assets

2009	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,864	$—	$6,864
Trademarks (finite lives)	55,709	128	55,581
Licenses (finite lives)	52,909	15,418	37,491
Other intangible assets (finite lives)	15,043	13,180	1,863
Subtotal	123,661	28,726	94,935
Total	$130,525	$28,726	$101,799

2008	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$7,315	$—	$7,315
Trademarks (finite lives)	53,819	115	53,704
Licenses (finite lives)	51,113	9,992	41,121
Other intangible assets (finite lives)	13,817	11,035	2,782
Subtotal	118,749	21,142	97,607
Total	$126,064	$21,142	$104,922

For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. During 2008 and 2007, there were no charges for the impairment of trademarks with indefinite useful lives. Amortization expense was $6.7 million, $6.9 million and $5.3 million for 2009, 2008 and 2007, respectively. Amortization expense is expected to approximate $6.2 million in 2010, $5.7 million in 2011 and $4.5 million in 2012, 2013 and 2014. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 15 years, 8 years and 2 years, respectively, and 11 years in the aggregate.

(7)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling $45 million, bearing interest at the three month EURIBOR plus 0.6% (the three month EURIBOR was 0.7% at December 31, 2009). Outstanding amounts totaled $0.8 million and $5.6 million at December 31, 2009 and 2008, respectively.

The Company and its domestic subsidiaries have available a $15 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.25% as of December 31, 2009). The line of credit which has a maturity date of August 1, 2010 is expected to be renewed on an annual basis. Outstanding amounts totaled $4.2 million and $8.4 at December 31, 2009 and 2008.

The weighted average interest rate on short-term borrowings was 2.50% and 2.76% as of December 31, 2009 and 2008, respectively.

(8)	Long-term Debt

Long-term debt consists of the following:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

	December 31,
	2009	2008
16 million euro variable rate facility at three month EURIBOR plus 0.60%, payable in 20 equal quarterly installments	$—	$2,227
18 million euro fixed rate facility at 4.1%, payable in 20 quarterly installments	11,011	15,639
22 million euro variable rate facility at three month EURIBOR plus 0.40%, payable in 20 equal quarterly installments	18,183	22,960
Other	400	217
	29,594	41,043
Less current maturities	11,732	13,352
Total	$17,862	$27,691

In connection with the 16 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a variable rate based on the 12 month EURIBOR with a floor of 3.25% and a ceiling of 3.85%. In connection with the 22 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of 4.42%. These derivative instruments are recorded at fair value and changes in fair value which aggregated a gain of $0.1 million in 2009 and a loss of $0.8 million in 2008 are reflected in interest expense on the consolidated statements of income.

Some of the Company’s long-term debt facilities require the maintenance of certain financial covenants including a debt equity ratio of less than one and a debt to adjusted net income ratio of less than three. One facility contains cross default provisions by permitting acceleration of the debt if any affiliated company of the debtor defaults in any other debt facility, and the creditor of such other debt facility accelerates such debt and such affiliated debtor does not in good faith contest such default and acceleration. We are in compliance with all of the covenants and other restrictions of our debt agreements. Using December 31, 2009 exchange rates, maturities of long-term debt subsequent to December 31, 2009 are $11.7 million in 2010, $12.0 million in 2011 and $5.9 million in 2012.

(9)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to escalation clauses and expire at various dates through 2015. Rental expense amounted to $9.9 million, $9.9 million and $9.1 million in 2009, 2008 and 2007, respectively. Minimum future annual rental payments are as follows:

2010	$7,491
2011	5,945
2012	2,701
2013	1,660
2014	625
Thereafter	1,423
$19,845

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2022. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2010	$134,709
2011	151,201
2012	162,137
2013	160,886
2014	166,453
Thereafter	435,288
$1,210,674

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2009, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $35.5 million, $37.3 million and $35.6 million, in 2009, 2008 and 2007, respectively. In addition, we are exposed to certain concentration risk. Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses.

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

Issuance of Common Stock by Consolidated Subsidiary

During 2009, 2008 and 2007, 152,591, 77,068 and 121,746 shares, respectively, of capital stock of IPSA were issued as a result of employees exercising stock options. At December 31, 2009 and 2008, the Company’s percentage ownership of IPSA was approximately 75%.

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2009 and 2008 aggregated $0.4 million and $0.3 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

The following table sets forth information with respect to nonvested options for 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	490,263	$3.81
Nonvested options granted	99,800	$4.40
Nonvested options vested or forfeited	110,215	$3.86
Nonvested options – end of year	479,848	$3.92

Share-based payment expenses decreased income before income taxes by $0.9 million in 2009 and $1.1 million in both 2008 and 2007, decreased net income by $0.54 million, $0.62 million and $0.54 million in 2009, 2008 and 2007, respectively, and reduced diluted earnings per share by $0.02 in 2009, 2008 and 2007.

The following table summarizes stock option activity and related information as of December 31, 2009 and does not include information relating to options of IPSA granted by IPSA, our majority- owned subsidiary:

	Year ended December 31,
	2009		2008		2007
	Options	Weighted Average exercise price	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Shares under option - beginning of year	1,138,375	$11.23	1,206,600	$12.29	1,301,400	$11.02
Options granted	99,800	11.90	246,100	9.86	144,450	12.75
Options exercised	(243,600)	10.24	(33,150)	8.22	(228,150)	5.34
Options cancelled	(74,500)	14.20	(281,175)	14.92	(11,100)	12.61
Shares under options - end of year	920,075	11.32	1,138,375	11.23	1,206,600	12.29

At December 31, 2009, options for 949,075 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $1.1 million as of December 31, 2009 and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. common stock aggregated $1.6 million, which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, IPSA, was 0.5 million euro. Options under IPSA plans vest four years after grant.

The weighted average fair values of the options granted by Inter Parfums, Inc. during 2009, 2008 and 2007 were $4.40, $3.36 and $4.37 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2009, 2008 and 2007 are set forth in the following table. Expected volatility is estimated based on historic volatility of the Company’s common stock. The Company uses the simplified method in developing its estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters recently instituted by the company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the board of directors at the time of stock-based award grant would continue with no anticipated increases.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Weighted-average expected stock-price volatility	49%	41%	39%
Weighted-average expected option life	4.5 years	4.7 years	4.5 years
Weighted-average risk-free interest rate	2.6%	2.3%	3.5%
Weighted-average dividend yield	2.0%	1.25%	0.9%

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by IPSA, our majority-owned subsidiary whose stock is publicly traded in France. No options were granted by IPSA during 2008 and 2007. The weighted average fair values of the options granted by IPSA during 2009 were 4.27 euro per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 2.7%; volatility of 30%; risk-free interest rate of 3.6%; and an expected life of the option of five years.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2009	2008	2007
Cash proceeds from stock options exercised	$956	$272	$1,331
Tax benefits	$692	$988	$915
Intrinsic value of stock options exercised	$407	$158	$1,368

The following table summarizes additional stock option information as of December 31, 2009:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$6.15 – $6.93	82,450	4.96 years	15,690
$9.97	217,800	0.30 years	217,800
$10.13	3,000	0.09 years	3,000
$11.01 – $11.49	163,725	4.00 years	10,987
$12.14 – $12.64	215,575	4.80 years	51,510
$13.10 – $13.23	234,525	2.93 years	140,040
$18.00	3,000	3.41 Years	1,200
Totals	920,075	3.11 Years	440,227

As of December 31, 2009 the weighted average exercise price of options exercisable was $11.22 and the weighted average remaining contractual life of options exercisable is 1.77 years. The aggregate intrinsic value of options exercisable at December 31, 2009 is $0.6 million.

The Chief Executive Officer and the President each exercised 75,000 outstanding stock options of the Company’s common stock in both 2009 and 2007. The aggregate exercise prices of $1.5 million in 2009 and $0.8 million in 2007 were paid by them tendering to the Company in 2009 and 2007 an aggregate of 129,984 and 72,429 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2009 and 2007 an additional 2,503 and 9,698 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

Treasury Stock

As of December 31, 2008, the board of directors of the Company authorized the repurchase of up to 1,031,863 shares of the Company’s common stock. During 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

Dividends

The quarterly dividend of $1.0 million ($0.033 per share) declared in December 2009 was paid in January 2010. Furthermore, in January 2010 the board of directors of the Company authorized an approximate 100% increase in the annual dividend to $0.26 per share. The first quarterly dividend of $0.065 per share will be paid on April 15, 2010 to shareholders of record on March 31, 2010.

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

	Year ended December 31,
	2009	2008	2007
Net sales:
United States	$47,810	$59,657	$58,807
Europe	361,662	389,009	332,420
Eliminations of intercompany sales	(8)	(2,542)	(1,667)
	$409,464	$446,124	$389,560
Net income:
United States	$(178)	$1,960	$2,066
Europe	22,482	21,862	21,681
Eliminations	63	(57)	70
	$22,367	$23,765	$23,817
Depreciation and amortization expense:
United States	$1,116	$1,283	$1,076
Europe	9,847	8,642	6,955
	$10,963	$9,925	$8,031
Interest and dividend income:
United States	$—	$4	$227
Europe	982	1,741	2,939
	$982	$1,745	$3,166
Interest expense:
United States	$177	$142	$366
Europe	2,470	4,798	3,301
	$2,647	$4,940	$3,667
Income tax expense (benefit):
United States	$148	$1,087	$1,105
Europe	15,996	15,263	15,517
Eliminations	46	(38)	53
	$16,190	$16,312	$16,675

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

	December 31,
	2009	2008	2007
Total assets:
United States	$45,580	$56,320	$52,571
Europe	382,628	380,058	403,351
Eliminations of investment in subsidiary	(9,120)	(11,241)	(9,870)
	$419,088	$425,137	$446,052
Additions to long-lived assets:
United States	$190	$479	$1,042
Europe	6,111	19,877	44,125
	$6,301	$20,356	$45,167
Total long-lived assets:
United States	$5,612	$6,537	$7,342
Europe	109,305	111,525	108,212
	$114,917	$118,062	$115,554
Deferred tax assets:
United States	$1,399	$586	$591
Europe	2,689	2,802	3,709
	$4,088	$3,388	$4,300

United States export sales were approximately $14.0 million, $22.5 million and $9.5 million in 2009, 2008 and 2007, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2009	2008	2007
North America	$96,800	$108,600	$115,400
Europe	184,900	204,100	173,200
Central and South America	29,300	38,000	28,200
Middle East	42,300	39,200	26,100
Asia	53,600	53,000	43,900
Other	2,600	3,200	2,800
	$409,500	$446,100	$389,600

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$88,000	$101,000	$113,000
United Kingdom	$31,000	$25,000	$28,000
France	$37,000	$38,000	$30,000

(12)	Income Taxes

The components of income before income taxes consist of the following:

	Year ended December 31,
	2009	2008	2007
U.S. operations	$(30)	$3,047	$3,170
Foreign operations	46,378	43,387	44,106
	$46,348	$46,434	$47,276

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$280	$56	$343
State and local	119	86	190
Foreign	18,870	12,052	16,799
	19,269	12,194	17,332
Deferred:
Federal	(260)	886	437
State and local	9	59	135
Foreign	(2,828)	3,173	(1,229)
	(3,079)	4,118	(657)
Total income tax expense	$16,190	$16,312	$16,675

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
State net operating loss carryforwards	$508	$640
Federal net operating loss carryforwards	150	605
Foreign net operating loss carryforwards	785	764
Alternative minimum tax credit carryforwards	282	134
Inventory and accounts receivable	817	400
Profit sharing	1,121	829
Stock option compensation	360	244
Effect of inventory profit elimination	1,011	1,112
Other	450	669
Total gross deferred tax assets	5,484	5,397
Valuation allowance	(1,396)	(2,009)
Net deferred tax assets	4,088	3,388
Deferred tax liabilities (long-term):
Property, plant, and equipment	(13)	(67)
Trademarks and licenses	(7,731)	(8,104)
Unrealized gains on hedging transactions	(995)	(3,084)
Other	(102)	(307)
Total deferred tax liabilities	(8,841)	(11,562)
Net deferred tax assets (liabilities)	$(4,753)	$(8,174)

At December 31, 2009 federal net operating loss carry-forwards of approximately $0.4 million expire at various dates through 2026 and the Company’s state net operating loss carry-forwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $7.3 million and for New Jersey tax purposes of approximately $8.9 million expire at various dates through 2012. Prior to 2007, valuation allowances had been provided as it was estimated that future tax benefits from option compensation deductions might prevent the net operating loss carry-forwards from being fully utilized. In 2009, 2008 and 2007, $0.6 million, $1.1 million and $0.4 million, respectively of such valuation allowances were realized which is equal to the benefits realized from the utilization of net operating loss carry-forwards. The amount realized and any future realization of the valuation allowance is credited to additional paid-in capital.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

In addition, a valuation allowance of $0.8 million and $0.2 million has been provided in 2008 and 2007, respectively against certain foreign net operating loss carry-forwards, as it was estimated that future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards recognized. In 2008, one of our foreign subsidiaries was merged into IPSA and as a result of the merger the Company recognized a tax benefit of $0.7 million from the utilization of certain foreign operating loss carry-forwards including those for which valuation allowances had been recorded.

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on $164 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2009 since the Company intends to continue to reinvest most of these earnings in its foreign operations indefinitely. The Company may repatriate some past and possibly some future earnings of its non-U.S. subsidiaries to the United States but will only do so when it can be done without material incremental tax provisions.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2009	2008	2007
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.2	0.3	0.5
Effect of foreign taxes in excess of U.S. statutory rates	0.6	1.0	1.2
Other	0.1	(0.2)	(0.4)
Effective rates	34.9%	35.1%	35.3%

(13)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consists of the following:

	Year ended December 31,
	2009	2008	2007

Net derivative instruments, beginning of year	$4,412	$97	$128
Reclassification adjustment for gains included in net income	(4,423)
Gain (loss) on derivative instruments	141	4,315	(31)
Net derivative instruments, end of year	130	4,412	97

Cumulative translation adjustments, beginning of year	21,103	30,858	15,042
Translation adjustments	8,767	(9,755)	15,816
Cumulative translation adjustments, end of year	29,870	21,103	30,858

Accumulated other comprehensive income	$30,000	$25,515	$30,955

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

(14)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2009	2008	2007

Net income attributable to Inter Parfums, Inc.	$22,367	$23,765	$23,817
Increase (decrease) in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	(45)	215	—
Change from net income attributable to Inter Parfums, Inc. and transfers from nomcontrolling interest	$22,322	$23,980	$23,817

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Year ended December 31, 2009:
Allowances for sales returns and doubtful accounts	$1,304	1,417	57	(b)	386	(a)	2,392
Year ended December 31, 2008:
Allowances for sales returns and doubtful accounts	$2,357	154	(59)	(b)	1,148	(a)	1,304
Year ended December 31, 2007:
Allowances for sales returns and doubtful accounts	$2,244	589	208	(b)	684	(a)	2,357
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
Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 10, 2010
Jean Madar	and Chief Executive Officer

/s/Russell Greenberg	Chief Financial and Accounting Officer	March 10, 2010
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	March 1, 2010
Philippe Benacin

/s/ Philippe Santi	Director	March 1, 2010
Philippe Santi

	Director	March __, 2010
Francois Heilbronn

/s/ Jean Levy	Director	March 2, 2010
Jean Levy

	Director	March __, 2010
Robert Bensoussan-Torres

/s/ Serge Rosinoer	Director	March 5, 2010
Serge Rosinoer

/s/ Patrick Choël	Director	February 27, 2010
Patrick Choël

EXHIBIT INDEX

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

The documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2007:
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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2009:

Exhibit No.	Description

10.137	Lease Extension Agreement between 14th Street Development, LLC and Nickel USA, Inc. dated June 8, 2009

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2009:

Exhibit No.	Description

10.138
Licence Agreement between J Choo Limited and Inter Parfums, S.A. signed on September 29, 2009 (Certain confidential information in this Exhibit 10.138 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

The following documents, which have been previously filed, are filed again with this report:

Exhibit No.	Description	Page Number

3.1.1	Restated Certificate of Incorporation dated September 3, 1987	139

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992	143

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993	148

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999	150

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000	151

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004	155

3.2	Amended and Restated By-laws	156

4.20	1999 Stock Option Plan, as amended	227

4.22	2004 Stock Option Plan	241

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991	245

10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York	252

10.26.1	Third Modification of Lease dated June 17, 2002 between Metropolitan Life Insurance Company, and Jean Philippe Fragrances, LLC (previously erroneously filed as exhibit no. 19.92 )	287

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, a limited partnership, and Jean Philippe Fragrances, Inc. dated July 10, 1995	292

10.69	Exclusive License Agreement dated June 20, 1997 between S.T. Dupont, S.A. and Inter Parfums (Certain confidential information in this Exhibit 10.70 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	312

10.70	License Agreement among Paul Smith Limited, Inter Parfums, S.A. and Jean-Philippe Fragrances, Inc. (Certain confidential information in this Exhibit 10.70 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	326

10.104	Lease dated as of 1 March 2001 for 300 West 14th Street, New York, NY	358

10.106	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)	373

10.106.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)	385

10.107	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)	392

10.107.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)	392

10.110	Lease For 48 Rue Des Francs-Bourgeois, In Paris, 3rd District (French Original)	404

10.110.1	Lease For 48 Rue Des Francs-Bourgeois, In Paris, 3rd District (English Translation)	410

10.112	Confidential Treatment Agreement among Burberry Ltd., Inter Parfums, S.A., Inter Parfums, Inc. and LV Capital USA, Inc., et al., dated October 12, 2004	416

10.113	Indemnity Agreement among Burberry Ltd., Inter Parfums, S.A. and Inter Parfums, Inc. dated October 12, 2004	421

The following documents are filed with this report:

Exhibit No.	Description	Page Number

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.	169

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)	185

3.4	Articles of Incorporation of Inter Parfums, S.A.	199

3.4.1	Articles of Incorporation of Inter Parfums, S.A. (English translation)	213

4.21.3	2004 Nonemployee Director Stock Option Plan, as amended	235

4.30	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2009 with Schedule of Option Holders and Options Granted	242

10.139	License Agreement between Montblanc-Simplo Gmbh and Inter Parfums, S/.A. (Certain confidential information in this Exhibit 10.139 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	424

10.140	Personal Care Agreement among The Gap, Inc., et al., and Inter Parfums, Inc. and its wholly-owned subsidiary Inter Parfums USA, LLC effective March 1, 2010 (Certain confidential information in this Exhibit 10.140 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	476

21	List of Subsidiaries	496

23	Consent of Mazars LLP	497

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	498

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	500

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	502

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	503

