Form 10-Q
period 2010-03-31
INTER PARFUMS INC
filed 2010-05-10
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 5, 2010, there were 30,292,881 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INDEX

Page Number
Part I. Financial Information	1

Item 1. Financial Statements

Consolidated Balance Sheets
as of March 31, 2010 (unaudited)
and December 31, 2009	2

Consolidated Statements of Income
for the Three Months Ended
March 31, 2010 (unaudited)
and March 31, 2009 (unaudited)	3

Consolidated Statements of Changes in Equity
for the Three Months Ended
March 31, 2010 (unaudited) and
March 31, 2009 (unaudited)	4

Consolidated Statements of Cash Flows
for the Three Months Ended
March 31, 2010 (unaudited) and
March 31, 2009 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 6. Exhibits	28

Signatures

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2009 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,262	$100,467
Short-term investments	8,087	—
Accounts receivable, net	110,574	101,334
Inventories	88,085	85,428
Receivables, other	2,125	3,229
Other current assets	8,119	8,090
Deferred tax assets	4,588	4,088
Total current assets	316,840	302,636
Equipment and leasehold improvements, net	9,158	9,191
Goodwill	3,684	3,927
Trademarks, licenses and other intangible assets, net	94,465	101,799
Other assets	707	1,535
Total assets	$424,854	$419,088

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$7,153	$5,021
Current portion of long-term debt	11,028	11,732
Accounts payable - trade	60,004	48,138
Accrued expenses	37,982	37,440
Income taxes payable	3,728	1,646
Dividends payable	1,964	996
Total current liabilities	121,859	104,973
Long-term debt, less current portion	13,909	17,862
Deferred tax liability	7,186	8,840

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,215,502 and 30,171,952 shares at March 31, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	46,672	45,126
Retained earnings	191,241	186,611
Accumulated other comprehensive income	12,949	30,000
Treasury stock, at cost, 10,056,966 common shares at March 31, 2010 and December 31, 2009	(33,043)	(33,043)
Total Inter Parfums, Inc. shareholders’ equity	217,849	228,724
Noncontrolling interest	64,051	58,689
Total equity	281,900	287,413
Total liabilities and equity	$424,854	$419,088

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009

Net sales	$119,373	$90,409

Cost of sales	47,652	36,844

Gross margin	71,721	53,565

Selling, general and administrative expenses	55,698	43,263

Income from operations	16,023	10,302

Other expenses (income):
Interest expense	589	1,312
(Gain) loss on foreign currency	2,382	(1,379)
Interest income	(255)	(508)

	2,716	(575)

Income before income taxes	13,307	10,877

Income taxes	4,357	3,621

Net income	8,950	7,256

Less: Net income attributable to the noncontrolling interest	2,400	1,828

Net income attributable to Inter Parfums, Inc.	$6,550	$5,428

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.22	$0.18
Diluted	$0.22	$0.18

Weighted average number of shares outstanding:
Basic	30,192	30,166
Diluted	30,291	30,166

Dividends declared per share	$0.065	$0.033

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2009	$30	$41,950	$168,025	$25,515	$(31,319)	$51,308	$255,509
Comprehensive income:
Net income	—	—	5,428	—	—	1,828	7,256
Foreign currency translation adjustment	—	—	—	(9,651)	—	—	(9,651)
Net derivative instrument gain (loss), net of tax	—	—	—	(2,659)	—	(791)	(3,450)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(142)	(142)
Sale of subsidiary shares to noncontrolling interests	—	(7)	—	—	—	30	23
Dividends	—	—	(996)	—	—	—	(996)
Purchased treasury stock	—	—	—	—	(349)	—	(349)
Stock compensation	—	127	61	—	—	29	217
Balance – March 31, 2009	$30	$42,070	$172,518	$13,205	$(31,668)	$52,262	$248,417

Balance – January 1, 2010	$30	$45,126	$186,611	$30,000	$(33,043)	$58,689	$287,413
Comprehensive income:
Net income	—	—	6,550	—	—	2,400	8,950
Foreign currency translation adjustment	—	—	—	(17,036)	—	—	(17,036)
Net derivative instrument gain (loss), net of tax	—	—	—	(15)	—	74	59
Shares issued upon exercise of stock options	—	437	—	—	—	—	437
Sale of subsidiary shares to noncontrolling interests		961				2,862	3,823
Dividends	—	—	(1,964)	—	—	—	(1,964)
Stock compensation	—	148	44	—	—	26	218
Balance – March 31, 2010	$30	$46,672	$191,241	$12,949	$(33,043)	$64,051	$281,900

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,950	$7,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,393	2,336
Provision for doubtful accounts	(188)	15
Noncash stock compensation	260	263
Deferred tax (benefit)	(1,789)	(1,767)
Change in fair value of derivatives	(32)	(796)
Changes in:
Accounts receivable	(15,354)	1,860
Inventories	(7,205)	(1,859)
Other assets	1,269	807
Accounts payable and accrued expenses	18,080	(8,233)
Income taxes payable, net	2,185	1,982

Net cash provided by operating activities	8,569	1,864

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,340)	(1,414)
Purchases of short-term investments	(8,297)	—
Payment for intangible assets acquired	(463)	(168)
Payment for acquisition of noncontrolling interests	—	(142)
Proceeds from sale of stock of subsidiary	3,823	23

Net cash used in investing activities	(6,277)	(1,701)

Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks, net	2,327	(1,719)
Repayment of long-term debt	(2,792)	(3,665)
Proceeds from exercise of options	437	—
Dividends paid	(996)	(996)
Purchase of treasury stock	—	(349)

Net cash used in financing activities	(1,024)	(6,729)

Effect of exchange rate changes on cash	(6,473)	(1,985)

Net decrease in cash and cash equivalents	(5,205)	(8,551)

Cash and cash equivalents - beginning of period	100,467	42,404

Cash and cash equivalents - end of period	$95,262	$33,853

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$580	$749
Income taxes	2,357	4,266

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2009. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	New Accounting Pronouncements - adopted:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure and clarifications of existing disclosures are effective for interim and annual periods beginning after December 31, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 31, 2010. The adoption of the applicable provisions of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC topic 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC topic 810 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis.  ASC topic 810 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC topic 810 did not have a material impact on our consolidated financial statements.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on the Company’s financial statements.

3.           Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2010	December 31, 2009

Raw materials and component parts	$31,253	$29,052
Finished goods	56,832	56,376

	$88,085	$85,428

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at March 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$8,087	$—	$8,087	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$908	$—	$908	$—
Interest rate swaps	673	—	673	—

	$1,581	$—	$1,581	$—

(In thousands)		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$5,620	$—	$5,620	$—

Liabilities:
Interest rate swaps	$752	$—	$752	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value. Foreign currency forward exchange contracts are valued based on quotations of observable market transactions of spot and forward rates provided to us by financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using quotes obtained from financial institutions. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Designated as Hedging Instuments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$—	(3,855)	Gain (loss) on foreign currency	$—	1,062	Gain (loss) on foreign currency	$(2,679)	796

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	March 31, 2010	March 31, 2009

Interest rate swaps	Interest expense	$32	$(227)
Foreign exchange contracts	Gain (loss) on foreign currency	$(58)	$17

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of March 31, 2010 resulted in a liability and are included in accrued expenses on the accompanying balance sheet. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of December 31, 2009, resulted in an asset and are included in other current assets on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness as defined by ASC topic 815-10-10 is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. Cash-flow hedges were highly effective, in all material respects.

At March 31, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40 million and GB pounds 1.9 million which all have maturities of less than one year.

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

		Fair Value Measurements at March 30, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,419	$—	$—	$2,419

Goodwill	$3,684	$—	$—	$3,684

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,586	$—	$—	$2,586

Goodwill	$3,927	$—	$—	$3,927

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The goodwill and trademarks referred to above relate to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. There was no change to the carrying amount of the intangible assets referred to above during the three month periods ended March 31, 2010 other than for the effect of changes in foreign currency translation rates.

6.           Share-Based Payments:

We maintain a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options.  Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2010 and 2009 aggregated $0.03 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	480,598	$3.92
Nonvested options granted	10,500	$5.26
Nonvested options vested or forfeited	(9,925)	$3.43
Nonvested options – end of year	481,173	$3.96

Share-based payment expense decreased income before income taxes and net income attributable to Inter Parfums, Inc. by $0.26 million and $0.13 million and by $0.26 million and $0.15 million for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes stock option information as of March 31, 2010:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	920,825	$11.32
Granted	10,500	14.65
Exercised	(43,550)	10.03

Outstanding at March 31, 2010	887,775	$11.42

Options exercisable at March 31, 2010	406,602	$11.34
Options available for future grants	937,825

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2010, the weighted average remaining contractual life of options outstanding is 3.04 years (1.73 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $3.0 million and $1.4 million, respectively and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.3 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.55 million. Options under Inter Parfums, S.A. plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2010 and March 31, 2009 were as follows:

(In thousands)	March 31, 2010	March 31, 2009

Cash proceeds from stock options exercised	$437	$—
Tax benefits	—	—
Intrinsic value of stock options exercised	163	—

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2010 and 2009 were $5.26 and $1.92 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2010 and 2009 are set forth in the following table. Expected volatility is estimated based on historic volatility of our common stock. We use the simplified method in developing its estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters we recently instituted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

	March 31, 2010	March 31, 2009

Weighted-average expected stock-price volatility	49%	46%
Weighted-average expected option life	4.18 years	3.75 years
Weighted-average risk-free interest rate	2.5%	1.7%
Weighted-average dividend yield	2.0%	2.2%

7.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended March 31,
	2010	2009
Numerator:
Net income attributable to Inter Parfums, Inc.	$6,550	$5,428
Effect of dilutive securities of consolidated subsidiary	(5)	(10)

	$6,545	$5,418

Denominator:
Weighted average shares	30,192	30,166
Effect of dilutive securities:
Stock options and warrants	99	—

	30,291	30,166

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.5 million and 1.1 million shares of common stock for the three month periods ended March 31, 2010 and 2009, respectively, as well as outstanding warrants to purchase 150,000 and 300,000 shares of common stock for the three month periods ended March 31, 2010 and 2009, respectively.

8.           Comprehensive Income (Loss):

(In thousands)	Three months ended March 31,
	2010	2009
Comprehensive income (loss):
Net income	$8,950	$7,256
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(17,036)	(9,651)
Change in fair value of derivatives	59	(2,926)
Net gains reclassified into earnings from equity	—	(524)
Comprehensive income (loss)	(8,027)	(5,845)
Less comprehensive income attributable to the noncontrolling interest	2,474	1,037

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(10,501)	$(6,882)

9.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended March 31,
	2010	2009

Net income attributable to Inter Parfums, Inc.	$6,550	$5,428
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	961	(7)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$7,511	$5,421

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.         Segment and Geographic Areas:

We manufacture and distribute one product line, fragrances and fragrance related products and we manage our business in two segments, European based operations and United States based operations. The European assets are primarily located, and operations are primarily conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of specialty retail and mass market fragrances. Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2010	2009
Net sales:
United States	$11,078	$8,373
Europe	108,295	82,036

	$119,373	$90,409
Net income (loss) attributable to Inter Parfums, Inc.:
United States	$(537)	$(767)
Europe	7,087	6,180
Eliminations	—	15

	$6,550	$5,428

11.         Accrued Expenses:

Accrued expenses include approximately $11.9 million and $9.2 million in advertising liabilities as of March 31, 2010 and December 31, 2009, respectively.

12.         Shareholders’ Equity:

In April 2010, both the Chief Executive Officer and the President each exercised 75,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $1.5 million were paid by them tendering to the Company an aggregate of 95,744 shares of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 6,782 shares for payment of certain withholding taxes resulting from his option exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2009 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 26% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 3% of consolidated net sales.

We produce and distribute our prestige products primarily under license agreements with brand owners, and prestige product sales represented approximately 91% of net sales for the three months ended March 31, 2010 and 2009. We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, as sales of Burberry products represented 61% of net sales for the three months ended March 31, 2010 and 2009.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 9% of sales for the three months ended March 31, 2010 and 2009. These products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, New York & Company, Brooks Brothers, bebe and Jordache trademarks.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses, new specialty retail agreements or out-right acquisitions of brands. Second, we grow through the introduction of new products and supporting new and established products through advertising, merchandising and sampling as well as phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year.  Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current global economic recession and therefore the potential for further deterioration in consumer spending. The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have impacted our business. Although signs of a recovery have become apparent with improving sales trends beginning in the second half of 2009, the impact of this financial crisis was challenging for us in 2009 and may continue to be challenging for us in 2010.

Our reported net sales are impacted by changes in foreign currency exchange rates. If the U.S. dollar continues to strengthen, then there will be an adverse impact on our net sales in 2010. However, earnings are less affected by a strengthening dollar because in excess of 30% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Montblanc

In January 2010, we announced that we had entered into an exclusive worldwide license agreement with Montblanc International GMBH to create, produce and distribute perfumes and ancillary products under the Montblanc brand. Our rights under such license agreement, which takes effect on July 1, 2010 and runs through December 31, 2020, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We also agreed to pay an upfront entry fee of €1 million for this license, and to purchase the inventory of the current licensee, which is anticipated to be approximately €4 million. Plans call for our first new Montblanc fragrance launch in 2011.

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

The judgments used by management in applying critical accounting policies could be affected by a further and prolonged general deterioration in the economic environment, which could negatively influence future financial results and availability of continued financing. Specifically, subsequent evaluations of our accounts receivable, inventories, and deferred tax assets in light of the factors then prevailing, could result in significant changes in our allowance and reserve accounts in future periods, which in turn could generate significant additional charges. Similarly, the valuation of certain intangible assets could be negatively impacted by prolonged and severely depressed market conditions thus leading to the recognition of impairment losses. The following is a brief discussion of the more critical accounting policies that we employ.

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

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. The first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result of continued sales declines, we have been testing for impairment of goodwill on a quarterly basis. We have determined that we may be inclined to sell the Nickel business within the next few years. Therefore, as of December 31, 2009 and March 31, 2010, we have measured fair value of the business to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009.  However, we expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an expected economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10% we could incur an additional goodwill impairment charge of $0.5 million. No further impairment charges were required in the first quarter of 2010.

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No further impairment charges were required in the first quarter of 2010. We assumed a market royalty rate of 6% and a discount rate of 7.8%. The following table presents the impact a change in the following significant assumptions would have had on our impairment charge recognized for the year ended December 31, 2009 assuming all other assumptions remained constant:

INTER PARFUMS, INC. AND SUBSIDIARIES

		Increase (decrease)
(In thousands)	Change	to impairment charge

Weighted average cost of capital	+10%	$(246)
Weighted average cost of capital	-10%	$307
Future sales levels	+10%	$244
Future sales levels	-10%	$(244)

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

INTER PARFUMS, INC. AND SUBSIDIARIES

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3. The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite life intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life”. The existence of a repurchase option in 2025 may limit the useful life of the Lanvin brand names and trademarks to the company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our company and their useful life would be considered to be indefinite.

With respect to the application of ASC topic 350-30-35-8, the Lanvin brand names and trademarks would only have a finite life to our company if the repurchase option were exercised, and in applying ASC topic 350-30-35-8 we assumed that the repurchase option is exercised. When exercised, Lanvin has an obligation to pay the exercise price and the Company would be required to convey the Lanvin brand names and trademarks back to Lanvin. The exercise price to be received (Residual Value) is well in excess of the carrying value of the Lanvin brand names and trademarks, therefore no amortization is required.

Derivatives

We account for derivative financial instruments in accordance with ASC topic 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This topic also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they are measured at fair value.

We occasionally use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables denominated in foreign currencies.  We do not utilize derivatives for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.

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

Results of Operations

Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Net Sales	Three months ended March 31,
	2010	% Change	2009	% Change	2008
	(in millions)

European based product sales	$108.3	32%	$82.0	(26)%	$110.6
United States based product sales	11.1	32%	8.4	(33)%	12.6
Total net sales	$119.4	32%	$90.4	(27)%	$123.2

INTER PARFUMS, INC. AND SUBSIDIARIES

After declining 27% in the 2009 period as compared to 2008, net sales for the three months ended March 31, 2010 increased 32% to $119.4 million, as compared to $90.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales in 2010 increased 29%. While our sales results for 2009 reflect the global economic recession and its impact on our distributors and retail customers, the signs of recovery which became apparent in the second half of 2009 continued into 2010.

European based prestige product sales increased 32% to $108.3 million, as compared to $82.0 million for the corresponding period of the prior year. First quarter sales growth was due in great part to the launch and global rollout of Burberry Sport fragrances for men and women, as well as the continued strong performance of established Burberry scents. Burberry brand sales increased 33% to $72.9 million in 2010, as compared to $54.8 million in 2009. All of our prestige fragrance brands contributed to sales growth with double digit comparable quarter increases. In local currency, Lanvin brand sales increased 20% and Van Cleef and Arpels brand sales rose 55%.

We are seeing business recover in many geographic markets, especially Asia, South America, the Middle East and Western Europe where comparable sales rose 53%, 41%, 47% and 15%, respectively. While Eastern Europe has been moving in the right direction, North American sales came in slightly below last year’s first quarter.

Our plans for 2010 are well under way. In addition to Burberry Sport fragrances for men and women which launched during the first quarter of 2010, we are committing capital to further grow our largest brand through the launch of a cosmetics line for women in about 30 to 40 shops around the world. The Burberry cosmetics collection will include nearly 100 products for skin, lips and eyes. The launch of this cosmetics line will require a significant investment in the first year to develop the product, build cosmetic counters, hire and train personnel, and is expected to affect 2010 net income attributable to Inter Parfums, Inc. by approximately $1.5 million or $0.05 per diluted share. We believe that this is an essential step which will take Burberry to the next level of growth.

In addition, we are creating a new women’s scent for Lanvin, S.T. Dupont and Paul Smith and men’s and women’s scents for Van Cleef & Arpels.

With respect to our United States specialty retail and mass-market products, net sales increased 32% for the first quarter of 2010 after declining 33% for the first quarter of 2009. In 2008, we expanded our relationship with Gap Inc. with the signing of a licensing agreement for international distribution. After getting off to a strong start, international distribution suffered in early 2009 as a result of the global economic recession. In 2010, international distribution of specialty retail products benefitted from the economic recovery. In addition, our bebe signature fragrance has done especially well in overseas markets and we expanded bebe distribution into additional third party retail outlets. Finally, after a protracted period of declining sales, our mass market business is seeing the beginnings of a turnaround with sales growth of 20% for the three months ended March 31, 2010 as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Plans for 2010 include expanded distribution of Close, a new Gap fragrance launched in 2009 at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide. International distribution began in September, including an excusive launch at 240 Sephora doors in Europe.  Total international distribution is expected to reach approximately 5,000 doors by the end of 2011. Two additional Gap scents are in the works along with additional ancillary products and holiday gift sets for launch later in 2010. Recent additions, Republic of Men and Republic of Women, were launched at Banana Republic stores in North America in late 2009 with international distribution following in 2010.

A new Brooks Brothers fragrance called Black Fleece, launched in the fall of 2009 and international distribution is now underway. In 2010, bebe Sheer, a fresh women’s scent has just launched in international markets and its domestic debut, along with several color cosmetic products and holiday gift sets, are planned for later this year.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended March 31,
(in millions)	2010	2009

Net sales	$119.4	$90.4
Cost of sales	47.7	36.8

Gross margin	$71.7	$53.6

Gross margin as a % of net sales	60%	59%

Gross margin was 60% in 2010 and 59% in 2009. The gross margin improvement is primarily the result of product mix. We expected a small decline in gross margin due to the 30 basis point benefit achieved in the 2009 period from our cash flow hedging activities. We are carefully watching foreign currency exchange rates as a result of the effect that a strong U.S. dollar relative to the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro. Therefore, from a profit standpoint, a strong U.S. dollar benefits our gross margin.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.3 million and $1.2 million for the three month period ended March 31, 2010 and 2009, respectively, are included in selling, general and administrative expense in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general & administrative expenses
(in millions)	Three months ended March 31,
	2010	2009

Selling, general & administrative expenses	$55.7	$43.3

Selling, general & administrative expenses as a % of net sales	47%	48%

Selling, general and administrative expenses increased 29% for the three months ended March 31, 2010, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative expenses were 47% and 48% for the three month period ended March 31, 2010 and 2009, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $18.9 million (15.8% of net sales) and $13.0 million (14.4% of net sales) for the three month period ended March 31, 2010 and 2009, respectively. Our 2010 first quarter sales include a significant contribution from the global launch of Burberry Sport for men and women. All of our Burberry fragrance launches are supported with a significant advertising program.

Royalty expense included in selling, general, and administrative expenses aggregated $11.2 million (9.4% of net sales) and $8.5 million (9.4% of net sales), for the three month periods ended March 31, 2010 and 2009, respectively.

Income from operations increased 56% to $16.0 million for the three month period ended March 31, 2010, as compared to $10.3 million for the corresponding period of the prior year. Operating margins were 13.4% of net sales in the current period as compared to 11.4% for the corresponding period of the prior year.

Interest expense aggregated $0.6 million for the three month period ended March 31, 2010, as compared to $1.3 million in 2009. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $34.6 million as of December 31, 2009, as compared to $55.0 million as of December 31, 2008. In connection with certain debt facilities, we entered into swap transactions. These derivative instruments are recorded at fair value and changes in fair value are reflected in the consolidated statements of income. During the first quarter of 2009, we recorded a charge to interest expense of $0.2 million relating to the change in the fair value of interest rate swaps.

Foreign currency gains or (losses) aggregated ($2.4) million and $1.4 million for the three month period ended March 31, 2010 and 2009, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. During the fourth quarter ended December 31, 2008, we entered into foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the gains and losses referred to above.

Our effective income tax rate was 33% for both the three month period ended March 31, 2010 and 2009. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our effective tax rate is usually around 35%. The lower rates achieved during the first quarter of 2010 and 2009 are due to losses in our United States segment which carry a higher effective rate due to state and local taxes. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

(in thousands except per share data)	Three months ended March 31,
	2010	2009

Net income	$8,950	$7,256

Less: Net income attributable to the noncontrolling interest	2,400	1,828

Net income attributable to Inter Parfums, Inc.	$6,550	$5,428

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.22	$0.18
Diluted	$0.22	$0.18

Weighted average number of shares outstanding:
Basic	30,192	30,166
Diluted	30,291	30,166

Net income increased 23% to $9.0 million for the three month period ended March 31, 2009, as compared to $7.3 million for the corresponding period of the prior year. Net income attributable to the noncontrolling interest aggregated 27% of net income in 2010 and 25% in 2009. Share issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010 diluted our ownership from approximately 75% as of December 31, 2009 to 74% as of March 31, 2010. Net income attributable to Inter Parfums, Inc. increased 21% to $6.6 million for the three month period ended March 31, 2010, as compared to $5.4 million for the corresponding period of the prior year.

Basic and diluted earnings per share increased 22% to $0.22 for the three month period ended March 31, 2010, as compared to $0.18 for the corresponding period of the prior year.

Weighted average shares outstanding aggregated 30.2 million for both the three months ended March 31, 2010 and 2009. On a diluted basis, average shares outstanding were 30.3 million for the three months ended March 31, 2010, as compared to 30.2 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At March 31, 2010, working capital aggregated $195 million and we had a working capital ratio of 2.6 to 1. Cash and cash equivalents and short-term investments aggregated $103 million.

Cash provided by operating activities aggregated $8.6 million and $1.9 million for the three month periods ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, working capital items used only $1.0 million in cash from operating activities as increases in inventories and accounts receivable were offset by increases in accounts payable and accrued expenses. The increase in accounts receivable of $15.4 million or 14% reflects favorable collection activity as sales rose 32% during the period. The higher than expected sales growth during the first quarter of 2010 also kept inventories down.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in investing activities in 2010 reflect the purchase of $8.3 million in short-term investments which are certificates of deposit with maturities slightly greater than three months. We also spent approximately $1.3 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $2.5 million and $3.5 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2010 are expected to be in the range of $5.0 million to $5.5 million, considering our 2010 launch schedule. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2010, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2010 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of March 31, 2010, short-term borrowings aggregated $7.2 million.

Our long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of March 31, 2010, total long-term debt including current maturities aggregated $24.9 million.

In January 2010, the board of directors authorized an approximate 100% increase in the annual dividend to $0.26 per share. The first quarterly dividend of $0.065 per share was paid on April 15, 2010 to shareholders of record on March 31, 2010. The cash dividend for 2010 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt (2)	$29,600	$11,700	$17,900
Capital Lease Obligations
Operating Leases	$19,800	$7,500	$8,600	$2,300	$1,400
Purchase obligations(1)	$1,210,700	$134,700	$313,300	$327,400	$435,300
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,260,100	$153,900	$339,800	$329,700	$436,700

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

At March 31, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40 million and GB pounds 1.9 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of March 31, 2010 was €11.0 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Changes in Internal Control Over Financial Reporting

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010, both the Chief Executive Officer and the President each exercised 75,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $1.5 million were paid by them tendering to the Company an aggregate of 95,744 shares of the Company’s common stock, previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 6,782 shares for payment of certain withholding taxes resulting from his option exercises. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Both the Chief Executive Officer and the President agreed that upon exercise of their options, they would purchase their common stock for investment and not for resale to the public.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2010.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer