Form 10-Q
period 2010-06-30
INTER PARFUMS INC
filed 2010-08-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At August 6, 2010, there were 30,442,881 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$58,670	$100,467
Short-term investments	33,408	—
Accounts receivable, net	102,810	101,334
Inventories	97,914	85,428
Receivables, other	1,125	3,229
Other current assets	3,411	8,090
Deferred tax assets	4,026	4,088

Total current assets	301,364	302,636

Equipment and leasehold improvements, net	8,804	9,191

Goodwill	3,369	3,927

Trademarks, licenses and other intangible assets, net	86,289	101,799

Other assets	1,684	1,535

Total assets	$401,510	$419,088

LIABILITIES AND EQUITY

Current liabilities:
Loans payable – banks	$3,505	$5,021
Current portion of long-term debt	10,088	11,732
Accounts payable - trade	50,526	48,138
Accrued expenses	54,715	37,440
Income taxes payable	2,558	1,646
Dividends payable	1,979	996

Total current liabilities	123,371	104,973

Long-term debt, less current portion	10,011	17,862

Deferred tax liability	6,388	8,840

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,442,881 and 30,171,952 shares at June 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	48,859	45,126
Retained earnings	194,652	186,611
Accumulated other comprehensive income	(9,766)	30,000
Treasury stock, at cost, 10,009,492 and 10,056,966 common shares at June 30, 2010 and December 31, 2009, respectively	(34,151)	(33,043)

Total Inter Parfums, Inc. shareholders’ equity	199,624	228,724

Noncontrolling interest	62,116	58,689

Total equity	261,740	287,413

Total liabilities and equity	$401,510	$419,088

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$107,765	$88,604	$227,138	$179,013

Cost of sales	43,041	38,403	90,693	75,247

Gross margin	64,724	50,201	136,445	103,766

Selling, general and administrative expenses	53,240	43,380	108,938	86,643

Income from operations	11,484	6,821	27,507	17,123

Other expenses (income):
Interest expense	510	397	1,098	1,709
(Gain) loss on foreign currency	514	(2,563)	2,896	(3,942)
Interest income	(341)	(101)	(595)	(609)

	683	(2,267)	3,399	(2,842)

Income before income taxes	10,801	9,088	24,108	19,965

Income taxes	3,818	3,335	8,175	6,956

Net income	6,983	5,753	15,933	13,009

Less: Net income attributable to the noncontrolling interest	1,627	1,527	4,027	3,355

Net income attributable to Inter Parfums, Inc.	$5,356	$4,226	$11,906	$9,654

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.18	$0.14	$0.39	$0.32
Diluted	$0.18	$0.14	$0.39	$0.32

Weighted average number of shares outstanding:
Basic	30,361	30,064	30,277	30,115
Diluted	30,467	30,064	30,379	30,115

Dividends declared per share	$0.065	$0.033	$0.13	$0.066

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2009	$30	$41,950	$168,025	$25,515	$(31,319)	$51,308	$255,509
Comprehensive income:
Net income	—	—	9,654	—	—	3,355	13,009
Foreign currency translation adjustment	—	—	—	4,202	—	—	4,202
Net derivative instrument gain (loss), net of tax	—	—	—	(1,782)	—	(567)	(2,349)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(55)	(55)
Sale of subsidiary shares to noncontrolling interests	—	(17)	—	—	—	238	221
Dividends	—	—	(1,986)	—	—	(1,716)	(3,702)
Purchased treasury stock	—	—	—	—	(631)	—	(631)
Stock compensation	—	254	115	—	—	55	424
Balance – June 30, 2009	$30	$42,187	$175,808	$27,935	$(31,950)	$52,618	$266,628

Balance – January 1, 2010	$30	$45,126	$186,611	$30,000	$(33,043)	$58,689	$287,413
Comprehensive income:
Net income	—	—	11,906	—	—	4,027	15,933
Foreign currency translation adjustment	—	—	—	(39,764)	—	—	(39,764)
Net derivative instrument gain (loss), net of tax	—	—	—	(2)	—	48	46
Shares issued upon exercise of stock options and warrants	—	3,459	—	—	493	—	3,952
Purchase of subsidiary shares from noncontrolling interests	—	(1,063)	—	—	—	(1,913)	(2,976)
Sale of subsidiary shares to noncontrolling interests	—	1,039	—	—	—	3,267	4,306
Dividends	—	—	(3,943)	—	—	(2,049)	(5,992)
Shares received as proceeds of option exercise	—	—	—	—	(1,601)	—	(1,601)
Stock compensation	—	298	78	—	—	47	423
Balance – June 30, 2010	$30	$48,859	$194,652	$(9,766)	$(34,151)	$62,116	$261,740

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$15,933	$13,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,665	5,108
Provision for doubtful accounts	(186)	703
Noncash stock compensation	484	508
Deferred tax (benefit)	(1,572)	(987)
Change in fair value of derivatives	(137)	(702)
Changes in:
Accounts receivable	(15,968)	11,900
Inventories	(24,428)	7,858
Other assets	5,460	(4,643)
Accounts payable and accrued expenses	34,370	(25,680)
Income taxes payable, net	1,143	2,507

Net cash provided by operating activities	19,764	9,581

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,567)	(2,809)
Purchases of short-term investments	(44,159)	—
Proceeds from sale of short-term investments	7,975	—
Payment for intangible assets acquired	(1,834)	(328)
Payment for acquisition of noncontrolling interests	(2,976)	(55)
Proceeds from sale of stock of subsidiary	4,306	221

Net cash used in investing activities	(39,255)	(2,971)

Cash flows from financing activities:
Repayment of loans payable – banks, net	(1,367)	(3,409)
Repayment of long-term debt	(5,397)	(7,452)
Proceeds from exercise of options and warrants	2,457	—
Dividends paid	(2,960)	(1,986)
Dividends paid to noncontrolling interest	(2,049)	(1,716)
Purchase of treasury stock	(106)	(631)

Net cash used in financing activities	(9,422)	(15,194)

Effect of exchange rate changes on cash	(12,884)	225

Net decrease in cash and cash equivalents	(41,797)	(8,359)

Cash and cash equivalents - beginning of period	100,467	42,404

Cash and cash equivalents - end of period	$58,670	$34,045

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,067	$1,545
Income taxes	6,795	6,166

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2009. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The consolidated financial statements include the accounts of the Company and its subsidiaries, including majority-owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In 2010, IPSA formed and began operations of two new wholly-owned subsidiaries, Interparfums Singapore Pte. Ltd. and Interparfums Luxury Brands, Inc. All material intercompany balances and transactions have been eliminated.

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

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on the Company’s financial statements.

3.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2010	December 31, 2009

Raw materials and component parts	$37,949	$29,052
Finished goods	59,965	56,376

	$97,914	$85,428

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at June 30, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$33,408	$—	$33,408	$—
Liabilities:
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	$2,682	$—	$2,682	$—
Interest rate swaps	514	—	514	—

	$3,196	$—	$3,196	$—

(In thousands)		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	$5,620	$—	$5,620	$—

Liabilities:
Interest rate swaps	$752	$—	$752	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. Short-term investments consist of certificates of deposit with maturities of approximately six months. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value. Foreign currency forward exchange contracts are valued based on quotations of observable market transactions of spot and forward rates provided to us by financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using quotes obtained from financial institutions. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Designated as Hedging Instuments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$—	(438)	Gain (loss) on foreign currency	$—	3,191	Gain (loss) on foreign currency	$(2,679)	702

	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$—	3,417	Gain (loss) on foreign currency	$—	2,129	Gain (loss) on foreign currency	$—	(94)

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

The following tables present gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Six months ended June 30, 2010	Six months ended June 30, 2009

Interest rate swaps	Interest expense	$137	$(105)
Foreign exchange contracts	Gain (loss) on foreign currency	$(69)	$24

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended June 30, 2010	Three months ended June 30, 2009

Interest rate swaps	Interest expense	$105	$122
Foreign exchange contracts	Gain (loss) on foreign currency	$(11)	$7

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of June 30, 2010 resulted in a liability and are included in accrued expenses on the accompanying balance sheet. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of December 31, 2009, resulted in an asset and are included in other current assets on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

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

At June 30, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37 million and GB pounds 1.55 million which all have maturities of less than one year.

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

		Fair Value Measurements at June 30, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,203	$—	$—	$2,203

Goodwill	$3,369	$—	$—	$3,369

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,586	$—	$—	$2,586

Goodwill	$3,927	$—	$—	$3,927

The goodwill and trademarks referred to above relate to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. There was no change to the carrying amount of the intangible assets referred to above during the six month period ended June 30, 2010 other than for the effect of changes in foreign currency translation rates.

6.	Accrued Expenses:

Accrued expenses include approximately $13.7 million and $9.2 million in advertising liabilities as of June 30, 2010 and December 31, 2009, respectively.

7.	Share-Based Payments:

We maintain a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options.  Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2010 and 2009 aggregated $0.04 million and $0.05 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	480,598	$3.92
Nonvested options granted	10,500	$5.26
Nonvested options vested or forfeited	(15,845)	$3.62
Nonvested options – end of year	475,253	$3.96

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.33 million and $0.60 million for the three and six month periods ended June 30, 2010, respectively, as compared to $0.24 million and $0.51 million for the corresponding periods of the prior year.  Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.21 million and $0.33 million for the three and six month periods ended June 30, 2010, respectively, as compared to $0.13 million and $0.29 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2010:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	920,825	$11.32
Granted	10,500	14.65
Cancelled	(5,450)	11.15
Exercised	(223,455)	9.99

Outstanding at June 30, 2010	702,420	$11.80

Options exercisable at June 30, 2010	227,167	$12.47
Options available for future grants	931,275

As of June 30, 2010, the weighted average remaining contractual life of options outstanding is 3.54 years (2.79 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $1.7 million and $0.4 million, respectively and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.4 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.34 million. Options under Inter Parfums, S.A. plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2010 and June 30, 2009 were as follows:

(In thousands)	2010	2009

Cash proceeds from stock options exercised	$738	$—
Tax benefits	—	—
Intrinsic value of stock options exercised	1,173	—

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2010 and 2009 were $5.26 and $1.92 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2010 and 2009 are set forth in the following table:

	June 30, 2010	June 30, 2009

Weighted-average expected stock-price volatility	49%	46%
Weighted-average expected option life	4.18 years	3.75 years
Weighted-average risk-free interest rate	2.5%	1.7%
Weighted-average dividend yield	2.0%	2.2%

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

8.	Shareholders’ Equity:

As of December 31, 2009 we had 300,000 outstanding warrants for the purchase of 300,000 shares of our common stock. In May 2010, we received proceeds of $1.7 million upon the exercise of 150,000 of the warrants and in July 2010 the remaining 150,000 expired unexercised.

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

9.	Earnings Per Share:

Basic earnings per share is computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares outstanding during each period, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Inter Parfums, Inc.	$5,356	$4,226	$11,906	$9,654
Effect of dilutive securities of consolidated subsidiary	(12)	(8)	(17)	(18)

	$5,344	$4,218	$11,889	$9,636
Denominator:
Weighted average shares	30,361	30,064	30,277	30,115
Effect of dilutive securities:
Stock options and warrants	106	—	102	—

	30,467	30,064	30,379	30,115

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.1 million and 0.3 million shares of common stock for the three and six month periods ended June 30, 2010, and 1.1 million shares of common stock for both the three and six month periods ended June 30, 2009, respectively, as well as outstanding warrants to purchase 0.15 million shares of common stock for both the three and six month periods ended June 30, 2010 and 0.3 million shares of common stock for both the three and six month periods ended June 30, 2009.

10.	Comprehensive Income (Loss):

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Comprehensive income (loss):
Net income	$6,983	$5,753	$15,933	$13,009
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22,728)	13,853	(39,764)	4,202
Change in fair value of derivatives	(13)	2,155	46	(771)
Net gains reclassified into earnings from equity	—	(1,054)	—	(1,578)
Comprehensive income (loss):	(15,758)	20,707	(23,785)	14,862
Less comprehensive income (loss) attributable to the noncontrolling interest	1,601	1,751	4,075	2,788

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(17,359)	$18,956	$(27,860)	$12,074

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income attributable to Inter Parfums, Inc.	$5,356	$4,226	$11,906	$9,654
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	(985)	(10)	(24)	(17)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$4,371	$4,216	$11,882	$9,637

12.	Segment and Geographic Areas:

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales:
United States	$15,838	$9,236	$26,916	$17,609
Europe	91,927	79,368	200,222	161,404
Eliminations of intercompany sales	—	—	—	—

	$107,765	$88,604	$227,138	$179,013

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$359	$(578)	$(178)	$(1,345)
Europe	4,975	4,792	12,062	10,972
Eliminations of intercompany profits	22	12	22	27

	$5,356	$4,226	$11,906	$9,654

			June 30,	December 31,
			2010	2009
Total Assets:
United States			$45,580	$45,580
Europe			365,240	382,628
Eliminations of investment in subsidiary			(9,310)	(9,120)

			$401,510	$419,088

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	Entry into Definitive Agreements:

Nine West

In July 2010, we entered into an exclusive worldwide license agreement with Nine West Development Corporation for the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement, which runs through December 31, 2016, contains a provision for further renewal if certain conditions are met. The agreement also provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Betsey Johnson

In July 2010, we entered into an exclusive worldwide agreement with Betsey Johnson LLC under which we will design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement, which runs through December 31, 2015 with a five year optional term if certain conditions are met, encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

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

We produce and distribute our prestige products primarily under license agreements with brand owners, and prestige product sales represented approximately 88% and 90% of net sales for the six months ended June 30, 2010 and 2009, respectively. We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, as sales of Burberry products represented 57% and 58% of net sales for the six months ended June 30, 2010 and 2009, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 12% and 10% of sales for the six months ended June 30, 2010 and 2009, respectively. Trademarks used pursuant to license or other agreements with the brand owners include Gap, Banana Republic, New York & Company, Brooks Brothers, bebe, Betsey Johnson, Nine West and Jordache trademarks.

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

As with any business, many aspects of our operations are subject to influences outside our control. The economic challenges and uncertainties in a number of countries where we do business impacted our business in early 2009. However, improving sales trends began in the second half of 2009 and have thus far continued into 2010.

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

Recent Important Events

Nine West

In July 2010, we entered into an exclusive worldwide license agreement with Nine West Development Corporation for the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement, which runs through December 31, 2016, contains a provision for further renewal if certain conditions are met. The agreement also provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Plans call for our first Nine West fragrance launch in 2011.

Betsey Johnson

In July 2010, we entered into an exclusive worldwide agreement with Betsey Johnson LLC of New York, NY, under which we will design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement, which runs through December 31, 2015 with a five year optional term if certain conditions are met, encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. While we are introducing a new twist on a vintage Betsey Johnson fragrance in August 2010, plans call for our first new Betsey Johnson product launch in 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Montblanc

In January 2010, we announced that we had entered into an exclusive worldwide license agreement with Montblanc International GMBH to create, produce and distribute perfumes and ancillary products under the Montblanc brand. Our rights under such license agreement, which took effect on July 1, 2010 and runs through December 31, 2020, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We also paid an upfront entry fee of €1 million for this license, and purchased inventory from the former licensee which aggregated approximately €2.9 million. Plans call for our first new Montblanc fragrance launch in 2011.

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

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. The first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result of continued sales declines, we have been testing for impairment of goodwill on a quarterly basis. We have determined that we may be inclined to sell the Nickel business within the next few years. As of December 31, 2009, we have measured fair value of the business to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009.  We expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an expected economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10% we could incur an additional goodwill impairment charge of $0.5 million. No further impairment charges were required during the six months ended June 30, 2010.

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No further impairment charges were required during the six months ended June 30, 2010. We assumed a market royalty rate of 6% and a discount rate of 7.8%. The following table presents the impact a change in the following significant assumptions would have had on our impairment charge recognized for the year ended December 31, 2009 assuming all other assumptions remained constant:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2010 as Compared to the Three and Six Months Ended June 30, 2009

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2010	% Change	2009	2010	% Change	2009

European based product sales	$91.9	16%	$79.4	$200.2	24%	$161.4
United States based product sales	15.9	71%	9.2	26.9	53%	17.6

Total net sales	$107.8	22%	$88.6	$227.1	27%	$179.0

Net sales for the three months ended June 30, 2010 increased 22% to $107.8 million, as compared to $88.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 28% for the period. Net sales for the six months ended June 30, 2010 increased 27% to $227.1 million, as compared to $179.0 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 29% for the period. The strength of the U.S. dollar relative to the euro during the first six months of 2010 gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 16% for the three months ended June 30, 2010 and 24% for the six months ended June 30, 2010, as compared to the corresponding periods of the prior year. This sales growth was due in great part to the launch and global rollout of Burberry Sport fragrances for men and women, as well as the continued strong performance of established Burberry scents. In local currency, Burberry fragrance sales increased 26% to €98.1 million for the six months ended June 30, 2010, as compared to €77.8 million for the corresponding periods of the prior year. All of our prestige fragrance brands contributed to sales growth with double digit comparable increases. Lanvin, our second largest prestige brand, performed very well with year-to-date sales in local currency aggregating €23.0 million, 21% ahead of last year lead by the continued strength of Eclat d’Arpège and Jeanne Lanvin. The 2010 launch of Oriens by Van Cleef & Arpels boosted that brands local currency year to date sales by 36% to €12.8 million as compared to €9.4 for the corresponding period of the prior year.

We continue to see our European based prestige fragrance business recover in many geographic markets, especially Asia, South America, the Middle East and Eastern Europe where comparable local currency year to date sales rose 39%, 67%, 22% and 68%, respectively. Western Europe and North America also saw positive results with local currency year to date sales up 12% and 14% respectively.

Our plans for 2010 are well underway. In addition to Burberry Sport fragrances for men and women which launched during the first quarter of 2010, we have committed capital to further grow our largest brand through the launch of a cosmetics line for women in about 30 to 40 shops around the world. The Burberry cosmetics collection includes nearly 100 products for skin, lips and eyes. The launch of this cosmetics line requires a significant investment in its first year to develop products, build cosmetic counters, hire and train personnel, and is expected to affect 2010 second half net income attributable to Inter Parfums, Inc. by approximately $1.5 million or $0.05 per diluted share. We believe that this is an essential development opportunity which will bring Burberry to the next level of growth.

INTER PARFUMS, INC. AND SUBSIDIARIES

In 2010, we are also creating new women’s scents for our Lanvin, S.T. Dupont and Paul Smith brands, and, in addition to Oriens, a women’s scent for Van Cleef & Arpels launched in the first half of 2010, we will debut a new men’s fragrance for the brand later in 2010.

With respect to our United States specialty retail and mass-market products, net sales for the three months ended June 30, 2010 increased 71% to $15.9 million, as compared to $9.2 million for the corresponding period of the prior year. Net sales for the six months ended June 30, 2010 increased 53% to $26.9 million, as compared to $17.6 million for the corresponding period of the prior year.

International distribution of specialty retail products suffered in early 2009 as a result of the global economic recession. In 2010, international distribution benefitted from the economic recovery which coincided with further expansion of new products into new territories. In addition, our bebe signature fragrance has done especially well in overseas markets and we expanded bebe distribution into additional third party retail outlets throughout the United States.

Plans for 2010 include the introduction of two new Gap scents for distribution in Gap and Gap Body stores nationwide. International distribution of these new Gap scents began in April 2010. International distribution is expected to reach approximately 5,000 doors by the end of 2011. Additional products for Gap and Banana Republic are in the works including ancillary products, line extensions and holiday gift sets for launch later in 2010.

New Brooks Brothers fragrances, Miss Madison, a scent for young women, and a trio of scents, Black Fleece Red, White & Blue, are being prepared for a fall 2010 debut with international distribution following shortly thereafter. In addition, bebe Sheer, a fresh women’s scent has just launched in international markets and its domestic debut, along with several color cosmetic products and holiday gift sets, are planned for later this summer.

We have been actively pursuing other new business opportunities and in July 2010, we entered into exclusive worldwide agreement for both the Betsey Johnson and Nine West brands. For Betsey Johnson we will design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide. For Nine West, we are charged with the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement also provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide. Plans for both brands call for new fragrance launches in 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Net sales	$107.8	$88.6	$227.1	$179.0
Cost of sales	43.1	38.4	90.7	75.2

Gross margin	$64.7	$50.2	$136.4	$103.8
Gross margin as a percent of net sales	60%	57%	60%	58%

Gross profit margin was 60% for both the three and six month periods ended June 30, 2010, as compared to 57% and 58% for the corresponding periods of the prior year. The gross margin improvement is primarily the result of product mix. We are carefully watching foreign currency exchange rates as a result of the effect that a strong U.S. dollar relative to the euro has on our European based product sales to United States customers. Sales to these customers are denominated in dollars while our costs are incurred in euro. Therefore, from a profit standpoint, a strong U.S. dollar benefits our gross margin. While the use of foreign currency forward exchange contracts benefited our gross margins in the 2009 period, the recent strength of the U.S dollar relative to the euro has provided a similar benefit in 2010.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.3 million and $2.6 million for the three and six month periods ended June 30, 2010, respectively, as compared to $1.1 million and $2.4 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Selling, general and administrative expenses	$53.2	$43.4	$108.9	$86.6
Selling, general and administrative expenses as a percent of net sales	49%	49%	48%	48%

Selling, general and administrative expenses increased 23% and 26% for the three and six-month periods ended June 30, 2010, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 49% and 48% of sales for the three and six-month periods ended June 30, 2010 and 2009.

Promotion and advertising included in selling, general and administrative expenses aggregated $20.4 million and $39.3 million for the three and six-month periods ended June 30, 2010, respectively, as compared to $15.0 million and $28.0 million for the corresponding periods of the prior year. Promotion and advertising represented 19% and 17% of net sales for the three and six months ended June 30, 2010, as compared to 16.9% and 15.6% of sales for the corresponding period of the prior year. Our 2010 sales include a substantial contribution from the global launch of Burberry Sport for men and women. As disclosed in the past, any new Burberry fragrance launch requires the support of a significant advertising program.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense, included in selling, general and administrative expenses, aggregated $9.4 million and $20.6 million for the three and six-month periods ended June 30, 2010, respectively, as compared to $7.9 million and $16.4 million for the corresponding periods of the prior year. As a percentage of sales, royalty expense represented 8.8% and 9.1% of net sales for the three and six months ended June 30, 2010, as compared to 8.9% and 9.2% of sales for the corresponding period of the prior year.

Income from operations increased 68% to $11.5 million for the three-month period ended June 30, 2010, as compared to $6.8 million for the corresponding period of the prior year. Income from operations increased 61% to $27.5 million for the six month period ended June 30, 2010, as compared to $17.1 million for the corresponding period of the prior year. Operating margins were 10.7% and 12.1% of net sales for the three and six month periods ended June 30, 2010, respectively, as compared to 7.7% and 9.6% for the corresponding periods of the prior year.

Interest expense aggregated $0.5 million and $1.1 million for the three and six-month periods ended June 30, 2010, respectively, as compared to $0.4 million and $1.7 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $34.6 million as of December 31, 2009, as compared to $55.0 million as of December 31, 2008.

Foreign currency gains (losses) aggregated ($0.5) million and ($2.9) million for the three and six-month periods ended June 30, 2010, respectively, as compared to $2.6 million and $3.9 million for the corresponding periods of the prior year.  We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. During 2009, we were party to foreign currency forward exchange contracts to hedge approximately 80% of our 2009 sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the gains and losses referred to above.

Our effective income tax rate was 35% and 34% for the three and six-month periods ended June 30, 2010, respectively, as compared to 37% and 35% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our effective tax rate is usually around 35%. The lower rates achieved during the six month period ended June 30, 2010 is due to losses in our United States segment which carry a higher effective rate due to state and local taxes. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$6,983	$5,753	$15,933	$13,009
Less: Net income attributable to the noncontrolling interest	1,627	1,527	4,027	3,355

Net income attributable to Inter Parfums, Inc.	$5,356	$4,226	$11,906	$9,654

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.18	$0.14	$0.39	$0.32
Diluted	$0.18	$0.14	$0.39	$0.32

Weighted average number of shares outstanding:
Basic	30,361	30,064	30,277	30,115
Diluted	30,467	30,064	30,379	30,115

Net income increased 21% to $7.0 million for the three month period ended June 30, 2010, as compared to $5.8 million for the corresponding period of the prior year. Net income increased 22% to $15.9 million for the six-month period ended June 30, 2010, as compared to $13.0 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 23% and 25% of net income for the three and six month periods ended June 30, 2010, respectively, as compared to 26% for both corresponding periods of the prior year. Shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010 diluted our ownership from approximately 75% as of December 31, 2009 to 74% as of June 30, 2010.

Net income attributable to Inter Parfums, Inc. increased 27% to $5.4 million for the three month period ended June 30, 2010, as compared to $4.2 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased 23% to $11.9 million for the six-month period ended June 30, 2010, as compared to $9.7 million for the corresponding period of the prior year.

Diluted earnings per share were $0.18 and $0.14 for the three month periods ended June 30, 2010 and 2009, respectively, and diluted earnings per share were $0.39 and $0.32 for the six month periods ended June 30, 2010 and 2009, respectively. Weighted average shares outstanding aggregated 30.4 million and 30.3 million for the three and six-month periods ended June 30, 2010, respectively, as compared to 30.1 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.5 million and 30.4 million for the three and six-month periods ended June 30, 2010, as compared to 30.1 million for both the three and six-month periods ended June 30, 2009. The increase in shares outstanding is primarily the result of shares issued pursuant to option and warrant exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our financial position remains strong. At June 30, 2010, working capital aggregated $178 million and we had a working capital ratio of 2.4 to 1. Cash and cash equivalents and short-term investments aggregated $92 million.

Cash provided by operating activities aggregated $19.8 million and $9.6 million for the six month periods ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, working capital items used less than $1.0 million in cash from operating activities as increases in inventories and accounts receivable were offset by increases in accounts payable and accrued expenses. The $16 million increase in accounts receivable for the six month period ended June 30, 2010, as shown on the statement of cash flows, reflects favorable collection activity as days receivable outstanding declined from 115 days sales as of June 30, 2009 to 87 days as of June 30, 2010. The $24 million increase in inventories for the six month period ended June 30, 2010, as shown on the statement of cash flows, reflects the needed inventory build to support sales growth and upcoming product launches.

Cash flows used in investing activities in 2010 reflects net purchases of $36 million in short-term investments which are certificates of deposit with maturities slightly greater than three months. We also spent approximately $2.6 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $2.5 million and $3.5 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2010 are expected to be in the range of $5.0 million to $5.5 million, considering our 2010 launch schedule. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010, and payment for acquisition of minority interests represents repurchases of shares of our French subsidiary Inter Parfums, S.A. in an effort to offset the dilution from options exercised.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2010, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2010 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of June 30, 2010, short-term borrowings aggregated $3.5 million.

Our long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of June 30, 2010, total long-term debt including current maturities aggregated $20.1 million.

In January 2010, the board of directors authorized an approximate 100% increase in the annual dividend to $0.26 per share. The next quarterly dividend of $0.065 per share will be paid on October 15, 2010 to shareholders of record on September 30, 2010. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Inter Parfums, S.A., aggregated $5.0 million for the six months ended June 30, 2010. The cash dividends for 2010 are not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six month period ended June 30, 2010.

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

At June 30, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37 million and GB pounds 1.55 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of June 30, 2010 was €9.9 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Items 1. Legal Proceedings, 1A. Risk Factors, 2. Unregistered Sales of Equity Securities and Use of Proceeds, 3. Defaults Upon Senior Securities and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Sequentially Numbered Page in Report

3.1	Interparfums Singapore Pte. Ltd Memorandum and Articles of Association	35

3.2	Interparfums Luxury Brands, Inc. Certificate of Incorporation	82

10.141	License Agreement with Betsey Johnson LLC (Certain confidential information in this Exhibit 10.141 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	83

10.142	License Agreement with Nine West Development Corporation (Certain confidential information in this Exhibit 10.142 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	126

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	245

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	246

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	247

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	248

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2010.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer