Form 10-Q
period 2010-09-30
INTER PARFUMS INC
filed 2010-11-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 8, 2010, there were 30,445,881 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,670	$100,467
Short-term investments	61,996	—
Accounts receivable, net	113,816	101,334
Inventories	106,273	85,428
Receivables, other	1,411	3,229
Other current assets	8,003	8,090
Income tax receivable	45	—
Deferred tax assets	5,651	4,088
Total current assets	345,865	302,636
Equipment and leasehold improvements, net	9,545	9,191
Goodwill	3,729	3,927
Trademarks, licenses and other intangible assets, net	94,272	101,799
Other assets	1,457	1,535
Total assets	$454,868	$419,088

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$6,548	$5,021
Current portion of long-term debt	11,273	11,732
Accounts payable – trade	57,987	48,138
Accrued expenses	56,932	37,440
Income taxes payable	6,236	1,646
Dividends payable	1,979	996
Total current liabilities	140,955	104,973
Long-term debt, less current portion	8,174	17,862
Deferred tax liability	7,337	8,840
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,445,881 and 30,171,952 shares at September 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	48,674	45,126
Retained earnings	201,121	186,611
Accumulated other comprehensive income	18,306	30,000
Treasury stock, at cost, 10,009,492 and 10,056,966 common shares at September 30, 2010 and December 31, 2009, respectively	(34,151)	(33,043)
Total Inter Parfums, Inc. shareholders’ equity	233,980	228,724
Noncontrolling interest	64,422	58,689
Total equity	298,402	287,413
Total liabilities and equity	$454,868	$419,088

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$120,853	$117,542	$347,991	$296,555

Cost of sales	49,578	50,462	140,271	125,709

Gross margin	71,275	67,080	207,720	170,846

Selling, general and administrative expenses	54,692	53,169	163,630	139,812

Income from operations	16,583	13,911	44,090	31,034

Other expenses (income):
Interest expense	529	482	1,627	2,192
(Gain) loss on foreign currency	(461)	(854)	2,435	(4,796)
Interest income	(382)	(135)	(977)	(745)

	(314)	(507)	3,085	(3,349)

Income before income taxes	16,897	14,418	41,005	34,383

Income taxes	5,488	4,807	13,663	11,763

Net income	11,409	9,611	27,342	22,620

Less: Net income attributable to the noncontrolling interest	2,961	2,349	6,988	5,704

Net income attributable to Inter Parfums, Inc.	$8,448	$7,262	$20,354	$16,916

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.28	$0.24	$0.67	$0.56
Diluted	$0.28	$0.24	$0.67	$0.56

Weighted average number of shares outstanding:
Basic	30,443	30,061	30,332	30,097
Diluted	30,564	30,065	30,441	30,098

Dividends declared per share	$0.065	$0.033	$0.195	$0.099

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2009	$30	$41,950	$168,025	$25,515	$(31,319)	$51,308	$255,509
Comprehensive income:
Net income	—	—	16,916	—	—	5,704	22,620
Foreign currency translation adjustment	—	—	—	13,251	—	—	13,251
Net derivative instrument (loss), net of tax	—	—	—	(3,164)	—	(1,084)	(4,248)
Sale of subsidiary shares to noncontrolling interests	—	(53)	—	—	—	2,677	2,624
Dividends	—	—	(2,979)	—	—	(1,716)	(4,695)
Purchased treasury stock	—	—	—	—	(631)	—	(631)
Shares issued upon exercise of stock options	—	200	—	—	—	—	200
Stock compensation	—	381	149	—	—	79	609
Balance – September 30, 2009	$30	$42,478	$182,111	$35,602	$(31,950)	$56,968	$285,239

Balance – January 1, 2010	$30	$45,126	$186,611	$30,000	$(33,043)	$58,689	$287,413
Comprehensive income:
Net income	—	—	20,354	—	—	6,988	27,342
Foreign currency translation adjustment	—	—	—	(12,423)	—	—	(12,423)
Net derivative instrument gain, net of tax	—	—	—	729	—	285	1,014
Shares issued upon exercise of stock options and warrants	—	3,654	—	—	493	—	4,147
Purchase of subsidiary shares from noncontrolling interests	—	(1,662)	—	—	—	(2,933)	(4,595)
Sale of subsidiary shares to noncontrolling interests	—	1,108	—	—	—	3,385	4,493
Dividends	—	—	(5,922)	—	—	(2,049)	(7,971)
Shares received as proceeds of option exercise	—	—	—	—	(1,601)	—	(1,601)
Stock compensation	—	448	78	—	—	57	583
Balance – September 30, 2010	$30	$48,674	$201,121	$18,306	$(34,151)	$64,422	$298,402

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$27,342	$22,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,790	7,758
Provision for doubtful accounts	(116)	947
Noncash stock compensation	623	724
Deferred tax (benefit)	(2,664)	(2,385)
Change in fair value of derivatives	(201)	(713)
Changes in:
Accounts receivable	(16,399)	(1,880)
Inventories	(23,577)	30,891
Other assets	2,872	(4,694)
Accounts payable and accrued expenses	32,770	(24,530)
Income taxes payable, net	3,857	4,851

Net cash provided by operating activities	31,297	33,589

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,235)	(3,758)
Purchases of short-term investments	(67,629)	—
Maturities of short-term investments	7,891	—
Payment for intangible assets acquired	(1,987)	(622)
Payment for acquisition of noncontrolling interests	(4,595)	—
Proceeds from sale of stock of subsidiary	4,493	2,608

Net cash used in investing activities	(65,062)	(1,772)

Cash flows from financing activities:
Proceeds (repayments) of loans payable – banks, net	1,483	(4,025)
Repayment of long-term debt	(8,015)	(10,360)
Proceeds from exercise of options and warrants	2,652	200
Dividends paid	(4,939)	(2,979)
Dividends paid to noncontrolling interest	(2,049)	(1,716)
Purchase of treasury stock	(106)	(631)

Net cash used in financing activities	(10,974)	(19,511)

Effect of exchange rate changes on cash	(7,058)	3,000

Net increase (decrease) in cash and cash equivalents	(51,797)	15,306

Cash and cash equivalents - beginning of period	100,467	42,404

Cash and cash equivalents - end of period	$48,670	$57,710

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,671	$2,000
Income taxes	10,296	9,746

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In June 2009, the FASB issued ASC topic 810 which amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis.  ASC topic 810 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC topic 810 did not have a material impact on our consolidated financial statements.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on the Company’s financial statements.

3.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2010	December 31, 2009

Raw materials and component parts	$38,990	$29,052
Finished goods	67,283	56,376

	$106,273	$85,428

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at September 30, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$61,996	$—	$61,996	$—
Foreign currency forward
exchange contracts
accounted for using
hedge accounting	1,291	—	1,291	—
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	2,899	—	2,899	—

	$66,186	$—	$66,186	$—
Liabilities:
Interest rate swaps	$441	$—	$441	$—

(In thousands)		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	$5,620	$—	$5,620	$—

Liabilities:
Interest rate swaps	$752	$—	$752	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. Short-term investments consist of certificates of deposit with maturities of approximately six months. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value. Foreign currency forward exchange contracts are valued based on quotations of observable market transactions of spot and forward rates provided to us by financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using quotes obtained from financial institutions. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Designated as Hedging Instuments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$1,291	1,857	Gain (loss) on foreign currency	$—	4,725	Gain (loss) on foreign currency	$(2,725)	713

	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$1,291	2,295	Gain (loss) on foreign currency	$—	1,534	Gain (loss) on foreign currency	$—	11

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of  hedge effectiveness.

The following tables present gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Interest rate swaps	Interest expense	$262	$(62)
Foreign exchange contracts	Gain (loss) on foreign currency	$(85)	$29

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended September 30, 2010	Three months ended September 30, 2009

Interest rate swaps	Interest expense	$125	$43
Foreign exchange contracts	Gain (loss) on foreign currency	$(16)	$5

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts accounted for using hedge accounting and not accounted for using hedge accounting as of September 30, 2010 and December 31, 2009, resulted in an asset and are included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

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

At September 30, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $57 million and GB pounds 3 million which all have maturities of less than one year.

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

(In thousands)		Fair Value Measurements at September 30, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,450	$—	$—	$2,450

Goodwill	$3,729	$—	$—	$3,729

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark – Nickel	$2,586	$—	$—	$2,586

Goodwill	$3,927	$—	$—	$3,927

The goodwill and trademarks referred to above relate to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. There was no change to the carrying amount of the intangible assets referred to above during the nine month period ended September 30, 2010 other than for the effect of changes in foreign currency translation rates.

6.	Accrued Expenses:

Accrued expenses include approximately $22.1 million and $9.2 million in advertising liabilities as of September 30, 2010 and December 31, 2009, respectively.

7.	Share-Based Payments:

We maintain a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options.  Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested aggregated $0.04 million and $0.05 million during the nine months ended September 30, 2010 and 2009, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	480,598	$3.92
Nonvested options granted	10,500	$5.26
Nonvested options vested or forfeited	(16,595)	$3.66
Nonvested options – end of year	474,503	$3.96

Share-based payment expense decreased income before income taxes by $0.17 million and $0.65 million for the three and nine month periods ended September 30, 2010, respectively, as compared to $0.22 million and $0.72 million for the corresponding periods of the prior year.  Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.10 million and $0.37 million for the three and nine month periods ended September 30, 2010, respectively, as compared to $0.13 million and $0.41 million for the corresponding periods of the prior year.  The following table summarizes stock option information as of September 30, 2010:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	920,825	$11.32
Granted	10,500	14.65
Cancelled	(6,200)	11.27
Exercised	(226,455)	10.00

Outstanding at September 30, 2010	698,670	$11.80

Options exercisable at September 30, 2010	224,167	$12.49
Options available for future grants	932,025

As of September 30, 2010, the weighted average remaining contractual life of options outstanding is 3.29 years (2.56 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $4.0 million and $1.2 million, respectively and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. stock aggregated $1.2 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.31 million. Options under Inter Parfums, S.A. plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2010 and September 30, 2009 were as follows:

(In thousands)	2010	2009

Cash proceeds from stock options exercised	$771	$55
Tax benefits	162	145
Intrinsic value of stock options exercised	1,195	11

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2010 and 2009 were $5.26 and $1.92 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2010 and 2009 are set forth in the following table:

	September 30, 2010	September 30, 2009

Weighted-average expected stock-price volatility	49%	46%
Weighted-average expected option life	4.18 years	3.75 years
Weighted-average risk-free interest rate	2.5%	1.7%
Weighted-average dividend yield	2.0%	2.2%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Inter Parfums, Inc.	$8,448	$7,262	$20,354	$16,916
Effect of dilutive securities of consolidated subsidiary	(34)	—	(51)	(18)

	$8,414	$7,262	$20,303	$16,898
Denominator:
Weighted average shares	30,443	30,061	30,332	30,097
Effect of dilutive securities:
Stock options and warrants	121	4	109	1

	30,564	30,065	30,441	30,098

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 13,500 and 202,500 shares of common stock for the three and nine month periods ended September 30, 2010, and 1.0 million and 1.1 million shares of common stock for the three and nine month periods ended September 30, 2009, respectively, as well as outstanding warrants to purchase 300,000 shares of common stock for both the three and nine month periods ended September 30, 2009.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Comprehensive Income:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Comprehensive income:
Net income	$11,409	$9,611	$27,342	$22,620
Other comprehensive income, net of tax:
Foreign currency translation adjustment	27,341	9,049	(12,423)	13,251
Change in fair value of derivatives	968	(1,148)	1,014	(1,919)
Net gains reclassified into earnings from equity	—	(751)	—	(2,329)
Comprehensive income:	39,718	16,761	15,933	31,623
Less comprehensive income attributable to the noncontrolling interest	3,198	1,832	7,273	4,620

Comprehensive income attributable to Inter Parfums, Inc.	$36,520	$14,929	$8,660	$27,003

11.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income attributable to Inter Parfums, Inc.	$8,448	$7,262	$20,354	$16,916
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	(530)	(36)	(554)	(53)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$7,918	$7,226	$19,800	$16,863

12.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales:
United States	$11,645	$13,541	$38,561	$31,150
Europe	109,208	104,001	309,430	265,405
Eliminations of intercompany sales	—	—	—	—

	$120,853	$117,542	$347,991	$296,555

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$(266)	$288	$(444)	$(1,057)
Europe	8,714	6,969	20,776	17,941
Eliminations of intercompany profits	—	5	22	32

	$8,448	$7,262	$20,354	$16,916

			September 30,	December 31,
			2010	2009
Total Assets:
United States			$44,642	$45,580
Europe			419,537	382,628
Eliminations of investment in subsidiary			(9,311)	(9,120)

			$454,868	$419,088

13.	Entry into Definitive Agreements:

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

We produce and distribute our prestige products primarily under license agreements with brand owners, and prestige product sales represented approximately 89% of net sales for both nine month periods ended September 30, 2010 and 2009. We have built a portfolio of brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont and Nickel whose products are distributed in over 120 countries around the world. Burberry is our most significant license, as sales of Burberry products represented 56% and 58% of net sales for the nine months ended September 30, 2010 and 2009, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 11% of sales for both nine month periods ended September 30, 2010 and 2009. Trademarks used pursuant to license or other agreements with the brand owners include Gap, Banana Republic, New York & Company, Brooks Brothers, bebe, Betsey Johnson, Nine West and Jordache trademarks.

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

As with any business, many aspects of our operations are subject to influences outside our control. The economic challenges and uncertainties in a number of countries where we do business impacted our business in early 2009. However, improving sales trends which began in the second half of 2009 have continued thus far into 2010.

Our reported net sales are impacted by changes in foreign currency exchange rates. A stronger U.S. dollar has an adverse impact on our net sales. However, earnings are less affected by a stronger dollar because in excess of 35% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

Betsey Johnson

In July 2010, we entered into an exclusive worldwide agreement with Betsey Johnson LLC of New York, NY, under which we will design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement, which runs through December 31, 2015 with a five year optional term if certain conditions are met, encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. While we introduced a new twist on a vintage Betsey Johnson fragrance in August 2010, plans call for our first new Betsey Johnson product launch in 2011.

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

The judgments used by management in applying critical accounting policies could be affected by a prolonged general deterioration in the economic environment, which could negatively influence future financial results and availability of continued financing. Specifically, subsequent evaluations of our accounts receivable, inventories, and deferred tax assets in light of the factors then prevailing, could result in significant changes in our allowance and reserve accounts in future periods, which in turn could generate significant charges. Similarly, the valuation of certain intangible assets could be negatively impacted by prolonged and severely depressed market conditions thus leading to the recognition of impairment losses. The following is a brief discussion of the more critical accounting policies that we employ.

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

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. In prior years, the first step of our goodwill impairment evaluation has given rise to potential impairment indicators and, as a result, we have been testing for impairment of goodwill on a quarterly basis. We have determined that we may be inclined to sell the Nickel business within the next few years. As of December 31, 2009, we measured fair value of the business to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009.  We expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an expected economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10% we could incur an additional goodwill impairment charge of $0.5 million. No further impairment charges were required during the nine months ended September 30, 2010.

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No further impairment charges were required during the nine months ended September 30, 2010. We assumed a market royalty rate of 6% and a discount rate of 7.8%. The following table presents the impact a change in the following significant assumptions would have had on our impairment charge recognized for the year ended December 31, 2009 assuming all other assumptions remained constant:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2010 as Compared to the Three and Nine Months Ended September 30, 2009

	Three months ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)

European-based product sales	$109.2	$104.0	5.0%	$309.4	$265.4	16.6%
United States-based product sales	11.7	13.5	(14.0)%	38.6	31.2	23.8%
	$120.9	$117.5	2.8%	$348.0	$296.6	17.3%

Net sales for the three months ended September 30, 2010 increased 3% to $120.9 million, as compared to $117.5 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 13% for the period. Net sales for the nine months ended September 30, 2010 increased 17% to $348.0 million, as compared to $296.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 23% for the period. The strength of the U.S. dollar relative to the euro in 2010 as compared to the 2009 periods gave rise to the difference between constant dollar and reported net sales.

Reported European based prestige product sales increased 5% and 17% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods of the prior year. However, in local currency, European based prestige product sales were up 17% and 21% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods of the prior year. This continued sales growth was due in great part to the launch and global rollout of Burberry Sport fragrances for men and women, as well as the continued strong performance of established Burberry scents. In local currency, Burberry fragrance sales increased 18% to €149 million for the nine months ended September 30, 2010, as compared to €126 million for the corresponding periods of the prior year. All of our prestige fragrance brands contributed to sales growth with double digit comparable increases. Lanvin, our second largest prestige brand, performed very well with year-to-date sales in local currency aggregating €38.4 million, 31% ahead of last year lead by the continued strength of Eclat d’Arpège and Jeanne Lanvin. The 2010 launch of Oriens by Van Cleef & Arpels boosted that brand’s local currency year to date sales by 33% to €19.5 million as compared to €14.6 million for the corresponding period of the prior year.

We continue to see our European based prestige fragrance business recover in many geographic markets, especially Asia, South America, the Middle East and Eastern Europe where comparable local currency year-to-date sales rose 27%, 44%, 19% and 62%, respectively. Western Europe and North America also saw positive results with local currency year-to-date sales up 13% and 14% respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our plans for 2010 are far along in their execution. In addition to Burberry Sport fragrances for men and women which launched during the first quarter of 2010, we have committed capital to further grow our largest brand through the launch of a cosmetics line for women in about 30 to 40 shops around the world. The Burberry cosmetics collection includes nearly 100 products for skin, lips and eyes. The launch of this cosmetics line, which commenced during the third quarter of 2010, requires a significant investment in its first year to develop products, build cosmetic counters, hire and train personnel. While approximately one-third of these expenses have already been absorbed, we expected the launch to reduce total 2010 net income attributable to Inter Parfums, Inc. by approximately $1.5 million or $0.05 per diluted share. We believe that this is an essential development opportunity which will bring Burberry to the next level of growth.

In 2010, we have also created new women’s scents for our Lanvin, S.T. Dupont and Paul Smith brands. Oriens, a women’s scent for Van Cleef & Arpels launched in the first half of 2010 and we debuted a new men’s fragrance, Midnight in Paris, for the brand during the third quarter of 2010.

With respect to our United States specialty retail and mass-market products, net sales for the three months ended September 30, 2010 declined 14% to $11.7 million, as compared to $13.5 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 2010 increased 24% to $38.6 million, as compared to $31.2 million for the corresponding period of the prior year. Following the 71% increase in second quarter sales, we experienced certain inventory shortfalls during the third quarter.  As such, certain shipments that were planned for the third quarter of 2010 are now expected to be included in fourth quarter 2010 sales.

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

In 2010, we introduced two new Gap scents for distribution in Gap and Gap Body stores nationwide. International distribution of these new Gap scents began in April 2010 and is expected to reach approximately 5,000 doors by the end of 2011. Additional products for Gap and Banana Republic including ancillary products, line extensions and holiday gift sets are launching later in 2010.

New Brooks Brothers fragrances, Madison, a scent for young women, and a trio of scents, Black Fleece Red, White & Blue, make their 2010 debut domestically in November and international distribution is in process. Our bebe signature fragrance which debuted in bebe stores and several U.S. department stores in 2009, has also done especially well in overseas markets.  Distribution of the bebe signature scent has further expanded into additional third party retail outlets throughout the U.S.  A similar distribution strategy is being implemented for bebe Sheer, which was unveiled this past summer. Several color cosmetic products and holiday gift sets, are ready for the holiday season.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009

Net sales	$120.9	$117.5	$348.0	$296.6
Cost of sales	49.6	50.4	140.3	125.7

Gross margin	$71.3	$67.1	$207.7	$170.9
Gross margin as a percent of net sales	59%	57%	60%	58%

Gross profit margin was 59% and 60% for the three and nine month periods ended September 30, 2010, as compared to 57% and 58% for the corresponding periods of the prior year. The gross margin improvement is primarily the result of product mix within our European based brand assortment.

We are carefully watching foreign currency exchange rates as a result of the effect that a stronger U.S. dollar relative to the euro has on our European based product sales denominated in U.S. dollars. Sales to these customers, while denominated in dollars, our costs are incurred in euro. Therefore, from a profit standpoint, a stronger U.S. dollar benefits our gross margin. While the use of foreign currency forward exchange contracts benefited our gross margins in the 2009 period, the strength of the U.S dollar relative to the euro through September 30, 2010 has provided a similar benefit so far in 2010. However, as the dollar began to weaken during the third quarter of 2010 and in an effort to protect our gross margin for the remainder of 2010, we entered into foreign currency forward exchange contracts to hedge approximately 90% of our fourth quarter 2010 European based product sales expected to be invoiced in U.S. dollars.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.4 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, as compared to $1.3 million and $3.7 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009

Selling, general and administrative expenses	$54.7	$53.2	$163.6	$139.8
Selling, general and administrative expenses as a percent of net sales	45%	45%	47%	47%

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased 3% and 17% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 45% and 47% of sales for the three and nine month periods ended September 30, 2010 and 2009.

Promotion and advertising included in selling, general and administrative expenses aggregated $19.2 million and $58.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $18.4 million and $46.3 million for the corresponding periods of the prior year. Promotion and advertising represented 16% and 17% of net sales for the three and nine months ended September 30, 2010, as compared to 16% of sales for both of the corresponding periods of the prior year.

Royalty expense, included in selling, general and administrative expenses, aggregated $10.8 million and $31.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $10.1 million and $26.5 million for the corresponding periods of the prior year. As a percentage of sales, royalty expense represented approximately 9% of net sales for all income statement periods presented.

Income from operations increased 19% to $16.6 million for the three months ended September 30, 2010, as compared to $13.9 million for the corresponding period of the prior year. Income from operations increased 42% to $44.1 million for the nine months ended September 30, 2010, as compared to $31.0 million for the corresponding period of the prior year. Operating margins were 13.7% and 12.7% of net sales for the three and nine months ended September 30, 2010, respectively, as compared to 11.8% and 10.4% for the corresponding periods of the prior year.

Interest expense aggregated $0.5 million and $1.6 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.5 million and $2.2 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $26.0 million as of September 30, 2010, as compared to $34.6 million as of December 31, 2009 and $55.0 million as of December 31, 2008.

Foreign currency gains (losses) aggregated $0.5 million and ($2.4) million for the three and nine months ended September 30, 2010, respectively, as compared to $0.8 million and $4.8 million for the corresponding periods of the prior year.  We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. During 2009, we were party to foreign currency forward exchange contracts to hedge approximately 80% of our 2009 European based product sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the gains and losses referred to above.

Our effective income tax rate was 32.5% and 33.2% for the three and nine months ended September 30, 2010, respectively, as compared to 33.3% and 34.2% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our effective tax rate is usually around 35%. The lower rates achieved during the three and nine months ended September 30, 2010 is due to losses in our United States segment which carry a higher effective rate due to state and local taxes. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$11,409	$9,611	$27,342	$22,620

Less: Net income attributable to the noncontrolling interest	2,961	2,349	6,988	5,704

Net income attributable to Inter Parfums, Inc.	$8,448	$7,262	$20,354	$16,916

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.28	$0.24	$0.67	$0.56
Diluted	$0.28	$0.24	$0.67	$0.56

Weighted average number of shares outstanding:
Basic	30,443	30,061	30,332	30,097
Diluted	30,564	30,065	30,441	30,098

Net income increased 19% to $11.4 million for the three months ended September 30, 2010, as compared to $9.6 million for the corresponding period of the prior year. Net income increased 21% to $27.3 million for the nine months ended September 30, 2010, as compared to $22.6 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 26% of net income for both the three and nine months ended September 30, 2010, as compared to 24% and 25% for the corresponding periods of the prior year. Shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010 diluted our ownership from approximately 75% as of December 31, 2009 to 74% as of September 30, 2010.

Net income attributable to Inter Parfums, Inc. increased 16% to $8.4 million for the three months ended September 30, 2010, as compared to $7.3 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased 20% to $20.4 million for the nine months ended September 30, 2010, as compared to $16.9 million for the corresponding period of the prior year.

Diluted earnings per share were $0.28 and $0.24 for the three months ended September 30, 2010 and 2009, respectively, and diluted earnings per share were $0.67 and $0.56 for the nine months ended September 30, 2010 and 2009, respectively. Weighted average shares outstanding aggregated 30.4 million and 30.3 million for the three and nine months ended September 30, 2010, respectively, as compared to 30.1 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.6 million and 30.4 million for the three and nine months ended September 30, 2010, as compared to 30.1 million for both the three and nine months ended September 30, 2009. The increase in shares outstanding is primarily the result of shares issued pursuant to option and warrant exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our financial position remains strong. At September 30, 2010, working capital aggregated $205 million and we had a working capital ratio of 2.5 to 1. Cash and cash equivalents and short-term investments aggregated $111 million.

Cash provided by operating activities aggregated $31.3 million and $33.6 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, working capital items used less than $1.0 million in cash from operating activities as increases in inventories and accounts receivable were offset by increases in accounts payable and accrued expenses. The $16 million increase in accounts receivable for the nine months ended September 30, 2010, as shown on the statement of cash flows, reflects favorable collection activity as days receivable outstanding declined from 111 days sales as of September 30, 2009 to 85 days as of September 30, 2010. The $24 million increase in inventories for the nine months ended September 30, 2010, as shown on the statement of cash flows, reflects the needed inventory build to support sales growth and upcoming product launches.

Cash flows used in investing activities in 2010 reflects net purchases of $68 million in short-term investments which are certificates of deposit with maturities greater than three months. We also spent approximately $3.2 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $2.5 million and $3.5 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.  Capital expenditures in 2010 are expected to be in the range of $5.0 million to $5.5 million, considering our 2010 launch schedule. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010, and payment for acquisition of minority interests represents repurchases of shares of our French subsidiary Inter Parfums, S.A. in an effort to offset the dilution from options exercised.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2010, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2010 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $45.0 million in credit lines provided by a consortium of international financial institutions. As of September 30, 2010, short-term borrowings aggregated $6.5 million.

Our long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of September 30, 2010, total long-term debt including current maturities aggregated $19.4 million.

In January 2010, the board of directors authorized an approximate 100% increase in the annual dividend to $0.26 per share. The next quarterly dividend of $0.065 per share will be paid on January 14, 2011 to shareholders of record on December 31, 2010. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Inter Parfums, S.A., aggregated $7.0 million for the nine months ended September 30, 2010. The cash dividends for 2010 are not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine month period ended September 30, 2010.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign Exchange Risk Management

We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a currency other than our functional currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Inter Parfums, S.A., our French subsidiary, whose functional currency is the Euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

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

As the dollar began to weaken during the third quarter of 2010 and in an effort to protect our gross margin for the remainder of 2010, we entered into foreign currency forward exchange contracts to hedge approximately 90% of our fourth quarter 2010 European based sales expected to be invoiced in U.S. dollars. At September 30, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $57 million and GB pounds 3 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of September 30, 2010 was €8.8 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Item 6.    Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number
10.143	Collaboration Agreement between Clarins U.S.A., Inc., and Interparfums Luxury Brands Inc. (Certain confidential information in this Exhibit 10.143 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	35

10.144	Contrat de Bail Commercial et GEMFI and Inter Parfums, S.A. - French original - (Certain confidential information in this Exhibit 10.144 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	52

10.144.1	Commercial Lease Agreement between GEMFI and Inter Parfums, S.A. - English translation- (Certain confidential information in this Exhibit 10.144.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	98

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	144

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	145

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	146

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	147

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2010.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer