Form 10-K
period 2010-12-31
INTER PARFUMS INC
filed 2011-03-08
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file no. 0-16469

Inter Parfums, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 212.983.2640.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.001 par value per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered

None	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐  No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $216,202,751 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 7, 2011: 30,480,656.

Documents Incorporated By Reference: None.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: dependence upon Burberry for a significant portion of our sales; continuation and renewal of existing license agreements for the Burberry brand and others; continuation and renewal of existing specialty retail agreements as well as sales and marketing efforts of specialty market retailers, such as The Gap, Inc.; potential reduction in sales of our fragrance and fragrance related products due to reduced consumer confidence as the result of a prolonged economic downturn or recession in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; protection of our intellectual property rights; effectiveness of our sales and marketing efforts and product acceptance by consumers; dependence upon third party manufacturers and distributors; dependence upon management; competition; currency fluctuation and international tariff and trade barriers; governmental regulation; and possible liability for improper comparative advertising or “Trade Dress”.

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

iii

PART I

Item 1.  Business

Introduction

We are Inter Parfums, Inc. We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. in July 1999. We have also retained our brand name, Jean Philippe Fragrances, for some of our mass market products.

Our worldwide headquarters and the office of our three (3) wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, both New York limited liability companies, and Nickel USA, Inc., a Delaware corporation, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640.

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Inter Parfums, S.A., maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Inter Parfums S.A. is also the majority owner of three (3) distribution subsidiaries, Inter Parfums Limited, Inter Parfums Gmbh and Inter Parfums srl, covering territories in The United Kingdom, Germany and Italy, respectively, and is the sole owner of a distribution subsidiary, Inter España Parfums et Cosmetiques, SL, covering the territory of Spain. Inter Parfums (Suisse) S.A., a company formed to hold and manage certain brand names, Interparfums Singapore Pte., Ltd., an Asian sales and marketing office, and Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States are also wholly-owned subsidiaries of Inter Parfums, S.A.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR”. The common shares of our subsidiary, Inter Parfums S.A., are traded on the Euronext Exchange.

We maintain our internet website at www.interparfumsinc.com which is linked to the SEC Edgar database. You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC.

Summary

The following summary is qualified in its entirety by and should be read together with the more detailed information and audited financial statements, including the related notes, contained or incorporated by reference in this report.

General

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 26% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, and prestige product sales represented approximately 88% of net sales for 2010.  We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, Nickel and Boucheron, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 53%, 57% and 56% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 15%, 14% and 13% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

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

United States Operations

Our specialty retail and mass market fragrance and fragrance related products are marketed through our United States operations and represented 12%, of sales for the year ended December 31, 2010. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Brooks Brothers, bebe, New York & Company, Betsey Johnson, Nine West and Jordache brands.

Recent Developments

Burberry

In December 2010, Inter Parfums, S.A., and Burberry Limited entered into an amendment to the license agreement dated October 12, 2004. Such amendment extends the term of the license for one (1) year until December 31, 2017, and also extends for one (1) year the time to exercise the five-year optional term of the license that requires the mutual consent of Burberry and Inter Parfums, S.A., which must be exercised, if at all, prior to December 31, 2015. If the optional term is exercised, then the license would expire on December 31, 2022. The amendment also extends the time for Burberry to exercise its right to buy back the license for one (1) year from December 31, 2011 to December 31, 2012.

Burberry has not exercised any buy back options to date. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the then fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry products.

Boucheron

In December 2010, Inter Parfums, S.A., and Boucheron Parfums SAS, entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Boucheron brand and related trademarks effective on January 1, 2011. The term of the license expires on December 31, 2025, but will be automatically renewed for a five (5) year term expiring on December 31, 2030 if certain sales targets are met in 2024. Our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Inter Parfums S.A. has paid €15 million to Boucheron Parfums SAS as an upfront entry fee. After a short transition period ending March 31, 2011 to terminate existing distribution arrangements of the former licensee, Inter Parfums, S.A. has agreed to purchase the remaining inventory for approximately €1.7 million.

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

U.S. Distribution of Prestige Products

Beginning January 1, 2011, Interparfums Luxury Brands, a recently formed United States company and subsidiary of our French subsidiary Inter Parfums SA, began distribution of Burberry (fragrances and cosmetics), Lanvin, Montblanc and Jimmy Choo brands in the United States. In addition, under the terms of a recently signed four-year agreement, Interparfums Luxury Brands and Clarins Fragrance Group US (a Division of Clarins Group in the U.S. responsible for the Thierry Mugler, Azzaro, Porsche Design, David Yurman and Swarovski brands) will share and manage an expanded sales force. Logistical and administrative support will be provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. We believe this alliance offers us a unique opportunity to develop a highly efficient organization and create synergies with potential for accelerated growth in the U.S. market.

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

We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, Nickel and Boucheron. We are the owner of the Lanvin and Nickel brand names and trademarks and we have exclusive world-wide licenses which run through the following dates:

Brand Name	License Expiration Date

Burberry	December 31, 2017 unless the buyback option is exercised
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met
Jimmy Choo	December 31, 2021
Montblanc	December 31, 2020
Paul Smith	December 31, 2017
S.T. Dupont	June 30, 2011
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met

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

We have had significant success in introducing new fragrance families under the Burberry brand name. We have introduced several fragrance families including Burberry, Burberry Week End, Burberry Touch, Burberry Brit, Burberry London, Burberry The Beat and most recently, Burberry Sport. Successful distribution has been achieved in more than a hundred countries around the world by differentiating the positioning and target consumer for each of the families.

In March 2008 we commenced the successful worldwide launch of the women’s fragrance, Burberry The Beat, by capitalizing on the commercial and editorial success of Burberry’s high-end fashion collections and continuing to create a strong link to the Burberry fashion brand. Burberry The Beat was a concept that was clearly distinct from other Burberry fragrance lines. We targeted a younger segment with a mix of British tradition and an avant-garde positioning with the purpose of expanding our customer base by targeting an edgier consumer. Further, music was a major source of inspiration for the concept of this new women’s fragrance.

Our 2009 new product launch schedule included the men’s version of Burberry The Beat, which was initially previewed exclusively at Bloomingdale’s, and was rolled out globally throughout 2009.

During the first quarter of 2010 we launched the most recent Burberry fragrance family for men and women, Burberry Sport, and the rollout continued for the balance of the year.  For 2010, Burberry fragrances had another year of growth driven by solid performances of top-selling lines (Burberry Brit and Burberry London), the launch of Burberry Sport and Burberry Beauty (a color cosmetics collection discussed below), in addition to significant gains by its well-established lines (Burberry, Burberry Weekend and Burberry Touch).  To further strengthen the Burberry brand’s potential for sustained growth in the years ahead, a major new women’s line will be launched in 2011.

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

In 2006, we launched Rumeur, our first new Lanvin fragrance for women. In 2008, we previewed a new Lanvin fragrance family, Jeanne Lanvin, in Paris, and began its global rollout during the Fall of 2008.

In the Summer of 2009 we launched Lanvin L’Homme Sport, with tennis sensation, Rafael Nadal, the Wimbledon, French Open, Australian open and U.S. Open and 2008 Olympic gold medal winner, as our model and spokesperson.  In the second half of 2010, we launched our newest fragrance, Marry Me! by Lanvin.

VAN CLEEF & ARPELS — In September 2006, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks. We believe this agreement with Van Cleef & Arpels, the prestigious and legendary world-renowned jewelry designer, will provide growth potential by exposing us to further opportunities for expansion of our fragrance business in the high luxury segment.

In 1976, Van Cleef & Arpels was a pioneer among jewelers with its launch of the fragrance, First, which exemplified the tradition of boldness of the jewelry house.  We have built upon this sales base by promoting the two strongest families, First and Tsar, and then creating our initial product line, Féerie, which we launched in 2008. We believe this women’s fragrance is one of the highest retail price cologne in the market, as the 100ml. size fragrance has a suggested retail price of approximately $150.

A high end limited edition fragrance for Van Cleef & Arpels, Collection Extraordinaire, was launched in late 2009. For Van Cleef & Arpels in 2010, we created a new women’s fragrance, Oriens, and also introduced Midnight in Paris, our first men’s fragrance for Van Cleef & Arpels.

JIMMY CHOO —  In October 2009 we entered into an exclusive, worldwide license agreement that commenced on January 1, 2010 and expires on December 31, 2021, for the creation, development and distribution of fragrances under the Jimmy Choo brand.

Tamara Mellon founded this luxury goods company in 1996. With a heritage in luxury footwear, Jimmy Choo today encompasses a complete luxury lifestyle accessory brand with women's shoes, handbags, small leather goods, sunglasses and eyewear.  Its products are available in the growing network of Jimmy Choo freestanding stores as well as in the most prestigious department, specialty and duty free stores worldwide. From its original base in the United Kingdom and United States, the Jimmy Choo store network now encompasses over 100 locations in 32 countries.

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

In January 2011, our first fragrance under the Jimmy Choo brand was launched in select distribution for the United Kingdom and the United States, and we anticipate this signature scent will roll out globally in the Spring of 2011.

MONTBLANC — In January 2010 we entered into an exclusive, worldwide license agreement commencing on July 1, 2010 and expiring on December 31, 2020, for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand.

Montblanc has achieved a world-renowned position in the luxury segment and has become a purveyor of exclusive products which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. In the past few years, Montblanc’s product range has been expanded to Swiss made watches, male accessories and female jewelry, luxury leather goods and eyewear.

Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women's jewelry, active presence in more than 70 countries, network of more than 350 boutiques worldwide and high standards of product design and quality, Montblanc offers our Company growth potential for development in fragrances and ancillary products. We believe this license with the more than 100-year-old luxury brand will further strengthen our prospects for continued expansion in the selective perfume market. Montblanc fragrances are currently distributed in 50 countries worldwide.

On July 1, 2010 we commenced distribution of Montblanc’s legacy fragrances, and have a new Montblanc fragrance planned for a Spring 2011 launch date.

PAUL SMITH — We signed an exclusive license agreement with Paul Smith in December 1998, our first designer fragrance, for the creation, manufacture and worldwide distribution of Paul Smith perfumes and cosmetics. In July 2008 we extended this license for the Paul Smith brand for an additional seven years through December 31, 2017 on comparable terms and conditions.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême,  the men’s fragrance Paul Smith Story, and Paul Smith Rose. In September 2009 we launched Paul Smith Man.

During the second half of the 2010 we unveiled a new men’s fragrance for Paul Smith, Paul smith Man 2. In the Spring of 2011, we will debut yet another Paul Smith fragrance family.

S.T. DUPONT — In June 1997 we signed an exclusive license agreement with S.T. Dupont which we extended in 2006 until June 30, 2011, for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. Fragrances include: S.T. Dupont Paris, S.T. Dupont Essence Pure, L’Eau de S.T. Dupont, S.T. Dupont Noir (launched in 2006), which was popular in Eastern Europe and the Middle East. During 2007 S.T. Dupont Blanc, a women’s fragrance was introduced, and in 2008, we launched S.T. Dupont Passenger. During 2009, we brought S.T. Dupont Rose to market along with S.T. Dupont Intense, and in 2010 we released a new women’s fragrance line S.T. Dupont Miss Dupont.

BOUCHERON – In December 2010, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Boucheron brand and related trademarks effective on January 1, 2011. The term of the license expires on December 31, 2025, but will be automatically renewed for a five (5) year term expiring on December 31, 2030 if certain sales targets are met in 2024.

Pursuant to the license agreement, we will work closely with Boucheron to capitalize on the brand’s ultra-luxury positioning in high-end jewelry, and to build on the Boucheron's unique position in the jewelry world. Boucheron has been a prestige brand for over 150 years with a reputation for trendsetting in luxury jewelry. Boucheron is a well-known brand that will contribute to our continuing strategy for developing the ultra-luxury sector.

Boucheron is the French jeweler "par excellence". Founded by Frederic Boucheron in 1858, the House has produced some of the world’s most beautiful and precious creations. Today Boucheron creates jewelry and timepieces and, under license from global brand leaders, fragrances and sunglasses. Currently Boucheron operates through over 40 boutiques worldwide as well as its new e-commerce site.

The transfer of existing inventory from the former licensee was completed early in 2011 and the development of a new fragrance is underway for an anticipated 2012 launch. Plans call for Interparfums Luxury Brands, a recently formed United States subsidiary of Inter Parfums SA, to handle distribution of the brand in the U.S.

Prestige Skin Care & Cosmetics

BURBERRY — In July 2010, Burberry Beauty, the nearly 100 SKU color cosmetic collection began its rollout to approximately 30 major retail locations globally, including Harrods in London and five Nordstrom locations in the U.S., Holt Renfrew in Canada, Galeries Lafayette in France and Lane Crawford in Hong Kong. The launch of this cosmetics line required a significant investment in the first year to develop the product, build cosmetic counters, hire and train personnel. We believe the Burberry Beauty line is an important step to reach new customers and increase brand exposure worldwide.

Preliminary plans for 2011 call for additional products to be rolled out throughout the year and distribution is expected to be expanded by approximately 30 additional retail outlets. We are currently reviewing the results of the 2010 launch as well as the anticipated financial commitment which may be necessary in order to determine the appropriate level of distribution for Burberry Beauty in the years to come.

NICKEL — Established in 1996, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care products for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in France, the balance of Western Europe and in the United States, as well as through our men’s spas in Paris and New York and our licensed spa in London.

Our current focus is on skin care products and we have launched several new skin care categories under the brand name. We intend to continue to develop new and innovative skincare products under the Nickel brand in an attempt to grow the business.

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

We are currently in discussion with The Gap Inc. on potential renewals of the agreements.

We also have agreements in place for Brooks Brothers, New York & Company, bebe Stores, Nine West and Betsey Johnson specialty retail brands. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Our exclusive agreements with specialty retailers run through the following dates:

Brand Name	Expiration Date

The Gap Inc.	December 31, 2011
Brooks Brothers	December 31, 2013, plus a 5-year optional term if certain sales targets are met
New York & Company	October 8, 2012
Bebe Stores	June 30, 2014, plus three, 3-year optional terms, if certain sales targets are met
Nine West	December 31, 2016, plus two consecutive 3-year optional terms if certain conditions are met
Betsey Johnson	December 31, 2015 plus a 5-year optional term if certain conditions are met

In addition, our agreements for the Brooks Brothers, bebe, Nine West and Betsey Johnson brands include a license for our worldwide sales to select third party retailers and distributors, in return for royalty payments and certain advertising expenditures as are customary in our industry.

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

In September 2006, we launched the Banana Republic Discover Collection, a family of five fragrances, we developed and supply to Banana Republic’s North American stores. The initial collection consisted of three scents for women and two for men and in 2007 two additional fragrances were added.

During 2007, we had a staged rollout of new products to Gap’s North American stores, including a higher end collection of fragrances for men and women as well as a men’s fragrance and grooming products.

In 2008 we expanded our current relationship with Gap Inc. to include a licensing agreement for international distribution of personal care products created for the Gap and Banana Republic brands. The agreement took effect as of July 1, 2007 and expires December 31, 2011. We entered into this license agreement to capitalize on cross-border brand awareness of Gap’s iconic American style and Banana Republic’s affordable luxury, which we have interpreted into a brand-specific assortment of fragrance, home fragrance, bath and body, and grooming products. In addition, our long-established relationships with distributors in over 120 countries, and our current infrastructure enabled us to rollout Gap and Banana Republic products to select department stores, perfumeries, travel retailers, military bases and other appropriate retail outlets around the world.

In 2009, the Gap scent, Close, was launched at approximately 550 Gap stores and 175 Gap Body stores nationwide. International distribution began in the Fall of 2009, including an exclusive launch at 240 Sephora doors in Europe. Also during 2009, for the Banana Republic brand, we debuted Republic of Women and Republic of Men.

In 2010, two Gap scents were launched, Stay and Core, along with additional ancillary products and holiday gift sets. For the Banana Republic brand, we introduced brand extensions for the Discover and Republic of Men and Republic of Women collections.

As we look to our plans for 2011, for the Banana Republic brand, a new women’s scent, Wildbloom, is now in stores and additional brand extensions for the Discover and Republic of Men and Republic of Women collections are being prepared. Building upon the success of the Gap brand’s Close and Stay fragrances, a third women’s signature scent and a new men’s scent are planned. We will also add more lip color and lip care products into the Gap beauty mix, along with their first nail color products.

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

For 2010, we commenced international distribution of Brooks Brothers products, and in the fourth quarter of 2010, Brooks Brothers Madison, a scent for young women, was shipped to Brooks Brothers stores. Also, a trio of scents for the brand’s haute Black Fleece label, Black Fleece Red, White, & Blue collection were unveiled in the Fall of 2010.

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

New York & Company has achieved success by building its brand and loyal customer base around clothing and accessories that are ‘trendy, affordable, comfortable and sexy for real women and with real lives’. The products that we developed are designed for the target New York & Company customer, the fashion-conscious, value-sensitive women between the ages of 25 and 45. We launched a fragrance for New York & Company in 2009 and we supply their stores with color cosmetic products.

bebe Stores

In July 2008 we entered into an exclusive six-year worldwide agreement with bebe Stores, Inc., under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We have incorporated bebe’s signature look into fragrance and cosmetics for the brand’s strong, hip, sexy, and sophisticated clientele.

The color cosmetics we developed and produced for bebe stores were launched at more than 200 bebe United States stores and, our bebe signature fragrance was unveiled at bebe stores in the U.S. in August 2009, which was followed by worldwide distribution later in the third quarter. In addition, in September 2009 our bebe signature fragrance debuted at approximately 300 Dillard’s stores. The launch was supported with a print advertising program as well as outdoor advertising on billboards and bus kiosks. Dillard’s has also made a strong commitment to the bebe launch as a featured fragrance in its multi-page advertising insert in several Conde Nast publications plus inclusion in its holiday catalog.

Following the successful launch and global distribution of the bebe signature fragrance that began last summer in 2009, the second scent, bebe Sheer debuted at bebe stores doors in North America in 2010, and at other retailers including Dillard’s and Ulta. International distribution is also underway in Latin America, Europe, the Middle East, and Asia. A third bebe scent is in the works for 2011.

Nine West

In July 2010, we entered into an exclusive worldwide license agreement with Nine West Development Corporation for the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement, which runs through December 31, 2016, contains a provision for further renewal if certain conditions are met. The agreement also provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide. Plans call for our first Nine West fragrance launch in 2011.

Under the agreement, the initial Nine West signature fragrance will be marketed and sold globally in better department stores, specialty retailers and Nine West retail stores, and we anticipate the initial launch beginning in fall 2011.  Nine West is currently sold in 59 countries with flagship stores in leading cities, including New York, Toronto, London, Paris, Tokyo, Hong Kong, Shanghai and Beijing.

Nine West is a subsidiary of Jones Apparel Group, Inc., which is a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. We believe that Nine West’s global brand recognition is an ideal platform for the development of a successful fragrance and an excellent addition to our premier portfolio.

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

New York designer Betsey Johnson joined forces with Chantal Bacon in 1978 and started the Betsey Johnson label, as it is known today.  Her commitment to remain true to her one-of-a-kind vision has afforded continued success in the clothing fashion industry for over 30 years.  Starting in 2004, the Betsey Johnson label expanded as a lifestyle brand with the introduction of intimates, handbags and leather goods, footwear, watches, jewelry, eyewear, swimwear, legwear and outerwear.  Today there are over sixty-five Betsey Johnson stores worldwide as well as an established wholesale business in international markets.

We believe Betsey Johnson fashion is forever feminine, sometimes whimsical but always recognizable.  We envision building an upscale fragrance and beauty enterprise around the qualities that have defined and redefined the Betsey Johnson label for over 30 years.  Our first product launch under the Betsey Johnson brand occurred in the second half of 2010 with a new take on the designer’s vintage fragrance exclusively for Betsey Johnson stores and a select retailer, as well as a new fragrance collection debuting in 2011.

Other Specialty Retail

During 2010, we also developed two programs for Anthropologie stores, Happ & Stahns and the LeLabo collection, both of which have made their debut in 2010.

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

Business Strategy

Focus on prestige beauty brands.  Prestige beauty brands are expected contribute significantly to our growth as it represents 88% of total business in 2010. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions.  Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past decade, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept development, manufacturing, and marketing.

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

In July 2010, Burberry Beauty, the nearly 100 SKU color cosmetic collection, began its rollout to approximately 30 major retail locations globally, including Harrods in London and five Nordstrom locations in the U.S., Holt Renfrew in Canada, Galeries Lafayette in France and Lane Crawford in Hong Kong. The launch of this cosmetics line required a significant investment in the first year to develop the product, build cosmetic counters, hire and train personnel. We believe the Burberry Beauty line is an important step to reach new customers and increase brand exposure worldwide. Preliminary plans call for additional products to be rolled out throughout 2011 and distribution is expected to be expanded by approximately 30 additional retail outlets. We are currently reviewing the results of the 2010 launch as well as the anticipated financial commitment which may be necessary in order to determine the appropriate level of distribution for Burberry Beauty in the years to come.

Continue to build global distribution footprint.  Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model and have formed and are operating joint ventures or distribution subsidiaries in the major markets of the United States, United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances.

Beginning January 1, 2011, Interparfums Luxury Brands, a recently formed United States company and subsidiary of our French subsidiary Inter Parfums SA, began distribution of Burberry (fragrances and cosmetics), Lanvin, Montblanc and Jimmy Choo brands in the United States. In addition, under the terms of a recently signed four-year agreement, Interparfums Luxury Brands and Clarins Fragrance Group US (a Division of Clarins Group in the U.S. responsible for the Thierry Mugler, Azzaro, Porsche Design, David Yurman and Swarovski brands) will share and manage an expanded sales force. Logistical and administrative support will be provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. We believe this alliance offers us a unique opportunity to develop a highly efficient organization and create synergies with potential for accelerated growth in the U.S. market. In addition, during 2010 we acquired the remaining interest in our distribution subsidiary for Spain and now own 100% and increased our ownership of our distribution subsidiary in Italy to 71%.

Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is one of the keys to future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail business.  We believe the beauty industry has experienced a significant growth in specialty retail, and we now have agreements in place for the following brands, Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West and Betsey Johnson. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. We also recently commenced product development to supply fragrances for Anthropologie stores, catalog and its internet business on an as needed and when ordered basis. Gap, Banana Republic, New York & Company, Retail Brand Alliance (for Brooks Brothers), bebe Stores, Inc., Anthropologie, Nine West and Betsey Johnson are innovative specialty retailers which offer a variety of lifestyle merchandise to highly defined customer niches, and are each responsible for marketing and selling the fragrance and fragrance related products we produce for their respective stores.

In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships with specialty retailers. However, we cannot assure you that we will be able to enter into any similar future arrangements on terms favorable to us, or if we do, that any such arrangements will be successful.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

•	Concept choice;

•	Produce mock-ups for final acceptance of bottles and packaging;

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

•	Choose our suppliers;

•	Schedule production and packaging;

•	Issue component purchase orders;

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

•	Perfumers (IFF, Firmenich, Robertet, Givaudan, Takasago) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

•
Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger);

•	Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

For our prestige products, approximately 80% of component and production needs are purchased from approximately 50 suppliers out of a total of over 160 active suppliers. The suppliers' accounts for our European operations are primarily settled in euro and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars. The components for our specialty retail products are sourced and our specialty retail products are primarily produced and filled in the United States, and our mass market products are manufactured, produced or filled in the United States or China.

Marketing and Distribution

Prestige Products

Our prestige products are distributed in over 120 countries around the world through a selective distribution network. For the majority of our international distribution of prestige products, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors on an exclusive basis for one or more of our name brands. We also distribute our prestige products through a variety of duty-free operators, such as airports and airlines and select vacation destinations.

As our business is a global business, we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model, and during the first half of 2007 we formed and presently operate through our distribution subsidiaries in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. In addition, during 2010 we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our French subsidiary Inter Parfums SA, for distribution of prestige brands in the United States. It has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to its customers.

Further, we may enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our licensed prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is one of the keys to future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 120 countries around the world. Sales to our former U.S. distributor represented 8%, 11% and 12% of consolidated net sales in 2010, 2009 and 2008, respectively.

Approximately 35% of our prestige fragrance net sales are denominated in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of hedging foreign currencies to minimize the risk arising from operations.

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
•           Marionnaud
•           Nocibé
•           Galeries Lafayette
•           Printemps

or specialized independent points of sale. Approximately 90% of prestige product sales in France are made to approximately 15 customers out of a total of over 1,200 active accounts.

Specialty Retail and Mass Market Products

We do not presently market and distribute Gap, Banana Republic, New York & Company or Brooks Brothers specialty retail products to third parties in the United States. Marketing and distribution for such brands are the responsibility of the brand owners which market and sell the products we produce in their own retail locations. However, with respect to our agreements with bebe Stores, Inc., Nine West and Betsey Johnson, we distribute or plan to distribute product to their stores as well as to other retail outlets and department stores within the United States.

With respect to Gap, Banana Republic, Brooks Brothers, bebe brands, Nine West and Betsey Johnson, we distribute or plan to distribute product to specialty retailers and department stores outside the United States including duty free and other travel-related retailers. We utilize our in house sales team to reach our distributors and customers outside the United States.

In addition, the business of our United States operations has become increasingly seasonal as shipments to our specialty retail customers are weighted toward the second half of the year.

Mass merchandisers are the target customers for our mass market products. In addition, our mass market products are sold to wholesale distributors, specialty store chains, and to multiple locations of accessory, jewelry and clothing outlets. These products are sold through a highly efficient and dedicated in-house sales team and reach approximately 10,000 retail outlets throughout the United States and abroad.

Our 140,000 square foot distribution center in New Jersey has provided us with the opportunity and resources to meet our customers' requirements.

Geographic Areas

Export sales from United States operations were approximately $25.7 million, $14.0 million and $22.5 million in 2010, 2009 and 2008, respectively.

Consolidated net sales to customers by region are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

North America	$91,200	$96,800	$108,600
Europe	211,800	184,900	204,100
Central and South America	41,900	29,300	38,000
Middle East	45,500	42,300	39,200
Asia	66,500	53,600	53,000
Other	3,500	2,600	3,200
	$460,400	$409,500	$446,100

Consolidated net sales to customers in major countries are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$86,000	$88,000	$101,000
United Kingdom	35,000	31,000	25,000
France	37,000	37,000	38,000

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

In the specialty retail market in the U.S., we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West and Betsey Johnson, so we do not have any direct competition, other than third parties who may also have the knowhow and capacity to develop, manufacture and ship product to specialty retailers. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria’s Secret, which thereby indirectly compete with us.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrances and fragrance related products.  These registered trademarks include:

•	Burberry
•	Van Cleef & Arpels
•	Jimmy Choo
•	Montblanc
•	Boucheron
•	Gap
•	Banana Republic
•	New York & Company (U.S. only)
•	Brooks Brothers
•	bebe
•	Nine West
•	Betsey Johnson
•	S.T. Dupont
•	Paul Smith
•	Jordache

In addition, we are the registered trademark owner of several trademarks for fragrances and fragrance related products, including:

•	Lanvin
•	Intimate
•	Aziza
•	Nickel
•	Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2011 we had 271 full-time employees world-wide. Of these, 180 are full-time employees in Paris, with 71 employees engaged in sales activities and 109 in administrative, production and marketing activities. In the United States, 91 employees work full-time, and of these, 35 were engaged in sales activities and 56 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Burberry is our most significant license, as sales of Burberry products represented 53%, 57% and 56% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. We have been the worldwide, exclusive licensee for Burberry fragrances since our initial license agreement in 1993. Such license agreement was superseded by our subsequent license agreement dated October 12, 2004 (the "License Agreement").

In December 2010 we reported that Inter Parfums, S.A. and Burberry entered into an amendment to the license agreement. Such amendment extends the term of the license for one (1) year until December 31, 2017, and also extends for one (1) year the time to exercise the five-year optional term of the license that requires the mutual consent of Burberry and Inter Parfums, S.A., which must be exercised, if at all, prior to December 31, 2015. If the optional term is exercised, then the license would expire on December 31, 2022. The amendment also extends the time for Burberry to exercise its right to buy back the license for one (1) year from December 31, 2011 to December 31, 2012.

Burberry has not exercised any buy back options to date. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the then fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry product.

This license is subject to Inter Parfums, S.A. making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. This License Agreement provides for termination on a change in control of either, Inter Parfums, S.A., the licensee, or Inter Parfums, Inc., the guarantor.

The loss of this license will have a material adverse effect on our business and operating results. Further, as the market price of our stock is related to current and estimated future operating results, the loss of this license would most likely cause a significant decline in the market price of our common stock.

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

In the specialty retail market in the U.S. we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West and Betsey Johnson, so we do not have any direct competition. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch and Victoria’s Secret, which thereby indirectly compete with us.

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

We have agreements in place for specialty retail brands, Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West and Betsey Johnson. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. We also develop and supply fragrances for Anthropologie stores, catalog and its internet business on an as needed and when ordered basis. These specialty retailers are responsible for marketing and selling fragrance and fragrance related products we produced in their respective stores. If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then such unsuccessful sales and marketing efforts could have a material adverse effect on our operating results.

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

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Inter Parfums, S.A., are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the life of Mr. Benacin ($20.0 million). However, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

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

We sell a substantial percentage of our prestige fragrances through independent distributors specializing in luxury goods. Given the growing importance of distribution, we have begun to modify our distribution model by owning a controlling interest in our distributors within key markets. However, we have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results.  In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

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

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

The international character of our business renders us subject to fluctuation in foreign currency exchange rates and international trade tariffs, barriers and other restrictions.

A substantial portion of our European operations’ net sales (approximately 35% in 2010) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a program of cautious hedging of foreign currencies to minimize the risk arising from operations. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

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

Our information systems and websites may be susceptible to outages and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications. We have Internet websites in the United States and Europe. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. Accordingly, we provided guidance as to our expected net sales and earnings per share for the year ending December 31, 2011. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations or expectations regarding other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our financial results for any future period. Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance. Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations. If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected. Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

We may become subject to possible liability for improper comparative advertising or “Trade Dress”.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

United States Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	15,000 square feet	February 28, 2013
Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2018
Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 square feet	October 31, 2014

European Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	June 2014	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2013	Lessee has early termination right on 3 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice

Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	June 2011	Lessee has early termination right every 3 years on 6 months notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2020	building under construction and the anticipated time for completion of construction is April 15, 2011

Inter Parfums, S.A. has an agreement with Sagatrans, S.A. for warehousing and distribution services through September 2011. Fees are calculated based upon a percentage of sales, which are customary in the industry.  Minimum future service fees are 2.9 million euro in 2010 and 2.3 million euro in 2011. We intend to continue to use Sagatrans for logistics for our European operations at our new warehouse in June 2011, and we intend to enter into discussions with Sagatrans for a new agreement for such services.

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

Fiscal 20010	High Closing Price	Low Closing Price

Fourth Quarter	19.84	16.66

Third Quarter	19.00	13.74

Second Quarter	17.77	13.74

First Quarter	16.00	11.37

Fiscal 2009	High Closing Price	Low Closing Price

Fourth Quarter	13.48	10.47

Third Quarter	12.69	6.88

Second Quarter	9.42	5.27

First Quarter	8.59	3.50

As of February 8, 2011 the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 53. We believe there are approximately 2,300 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: Alberto-Culver, Avon Products Inc., Blyth Inc., CCA Industries, Inc., Colgate-Palmolive Co., Elizabeth Arden, Inc., Estee Lauder Cosmetics, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends, Parlux Fragrances Inc., Physicians Formula Holdings, Revlon, Inc., Spectrum Brands, Inc., Stephan Company, Summer Infant, Inc., The Procter & Gamble Company and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/05	12/06	12/07	12/08	12/09	12/10

Inter Parfums, Inc.	100.00	107.75	101.83	66.07	106.37	167.35
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Peer Group	100.00	114.49	132.60	111.77	122.27	132.32

Dividends

In December 2008, our board of directors authorized the continuation of our cash dividend at the then rate of $.133 per share per annum, payable $.033 on a quarterly basis. In January 2010, our board of directors authorized a 97% increase in the Company’s quarterly cash dividend to $.065 per share, or $.26 per share on an annual basis. In January 2011 our board of directors further increased the cash dividend from $.26 per share on an annual basis to $.32 per share on an annual basis. The first quarterly cash dividend for 2011 of $.08 per share is payable on April 15, 2011 to shareholders of record on March 31, 2011.

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

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the last quarter of the last fiscal year and through the date of this report.

On February 1, 2011, we granted options to purchase an aggregate of 3,500 shares for a five-year period at the exercise price of $17.94 per share, the fair market value on the date of grant, to 4 of our 5 our non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a 4 year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Repurchases of Our Common Stock

We did not repurchase any of our Common Stock during the fourth quarter of 2010.

Item 6.  Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2010	2009	2008	2007	2006

Income statement data:
Net sales	$460,411	$409,464	$446,124	$389,560	$321,054
Cost of sales	186,401	175,296	191,915	160,137	143,855
Selling, general and administrative expenses	217,574	187,690	202,264	181,224	141,074
Operating income	56,436	44,801	51,009	47,331	36,125
Income before taxes	53,840	46,348	46,434	47,276	37,135
Net income attributable to the noncontrolling interest	9,082	7,791	6,357	6,784	6,192
Net income attributable to Inter Parfums, Inc.	26,593	22,367	23,765	23,817	17,742
Net income attributable to Inter Parfums, Inc. common shareholders’ per share:	$.88	$.74	$.78	$.78	$.58
Basic	$.87	$.74	$.77	$.76	$.58
Diluted
Average common shares outstanding:
Basic	30,361	30,100	30,621	30,666	30,486
Diluted	30,482	30,121	30,778	31,004	30,853

Depreciation and amortization	$9,188	$10,963	$9,925	$8,031	$5,347

	As at December 31,
(In thousands except per share data)	2010	2009	2008	2007	2006

Balance sheet and other data:
Cash and cash equivalents	$37,548	$100,467	$42,404	$90,034	$71,047
Working capital	183,594	197,663	174,126	178,560	138,547
Total assets	438,105	419,088	425,137	446,052	333,045
Short-term bank debt	5,250	5,021	13,981	7,217	6,033
Long-term debt (including current portion)	16,129	29,594	41,043	59,733	10,769
Inter Parfums, Inc. shareholders’ equity	234,976	226,746	204,201	192,660	155,272
Dividends declared per share	$0.26	$0.133	$0.133	$0.133	$0.107

Item 7.	Management's Discussion And Analysis Of Financial ConditionAnd Results Of Operation

Overview

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Inter Parfums, S.A., which is also a publicly traded company as 26% of Inter Parfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, and prestige product sales represented approximately 88% of net sales for both 2010 and 2009 and 87% of net sales for 2008.  We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, Nickel and Boucheron, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 53%, 57% and 56% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 15%, 14% and 13% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Our specialty retail and mass market fragrance and fragrance related products are marketed through our United States operations and represented 12% of net sales for both 2010 and 2009 and 13% of net sales for 2008. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Brooks Brothers, bebe, New York & Company, Betsey Johnson, Nine West and Jordache brands.

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell direct to retailers, seasonality is more evident. In 2007 we commenced operations of our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom, and in January 2011 we commenced operations of our United States distribution subsidiary. In addition, the introduction of our specialty retail product lines for U. S. retailers has also contributed to a concentration of sales in the second half of the year.

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

As with any business, many aspects of our operations are subject to influences outside our control. Throughout 2010, our business continued to rebound from the global economic uncertainties that had an impact on our business in early 2009. Despite these conditions, some of which continue to exist, our results for the year ended December 31, 2010 exceeded our net sales and profitability expectations that we had at the beginning of the year.

We continue to review our plans and have taken actions to mitigate the impact and the potential impact of these conditions. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. While our business strategies are designed to strengthen our Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our customers could negatively affect our net sales and operating results.

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

Recent Important Events

Burberry

In December 2010, we entered into an amendment to the Burberry license agreement dated October 12, 2004. The amendment extends the term of the license for one year until December 31, 2017, and also extends for one year the time to exercise the five-year optional term of the license that requires the mutual consent of the Company and Burberry, which now must be exercised, if at all, prior to December 31, 2015. If the optional term is exercised, then the license would expire on December 31, 2022. The amendment also extends the time for Burberry to exercise its right to buy back the license for one year from December 31, 2011 to December 31, 2012.

Burberry has not exercised any buy back options to date. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the then fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry products.

Boucheron

In December 2010, we entered into an exclusive worldwide license agreement with Boucheron Parfums SAS to create, produce and distribute perfumes and ancillary products under the Boucheron brand. Our rights under such license agreement, which took effect on January 1, 2011 and runs through December 31, 2025, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We also paid an upfront entry fee of €15 million (approximately $20 million) for this license, and purchased the inventory of the former licensee for €1.7 million (approximately $2.3 million).

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

U.S. Distribution of Prestige Products

Beginning January 1, 2011, Interparfums Luxury Brands, a recently formed United States company and subsidiary of our French subsidiary Inter Parfums SA, began distribution of Burberry (fragrances and cosmetics), Lanvin, Montblanc and Jimmy Choo brands in the United States. In addition, under the terms of a recently signed four-year agreement, Interparfums Luxury Brands and Clarins Fragrance Group US (a Division of Clarins Group in the U.S. responsible for the Thierry Mugler, Azzaro, Porsche Design, David Yurman and Swarovski brands) will share and manage an expanded sales force. Logistical and administrative support will be provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. We believe this alliance offers us a unique opportunity to develop a highly efficient organization and create synergies with potential for accelerated growth in the U.S. market.

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

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. We have determined that we may be inclined to sell the Nickel business within the next few years. Therefore, as of December 31, 2009, we measured fair value of the business to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009. The same evaluation was performed in 2010 and no further impairment was noted. We expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an expected economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10%, we could incur an additional goodwill impairment charge of €0.5 million.

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. For the year ended December 31, 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No impairment charge was required in 2010. We assumed a market royalty rate of 6% and a discount rate of 7.4%. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2010 assuming all other assumptions remained constant:

In thousands		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(219)
Weighted average cost of capital	-10%	$280
Future sales levels	+10%	$266
Future sales levels	-10%	$(266)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.4%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions that we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no uncertain tax position at December 31, 2010. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010.

Results of Operations

Net Sales
	Years ended December 31,
	2010	% Change	2009	% Change	2008
	(in millions)
European based product sales	$404.9	12%	$361.7	(6)%	$386.4
United States based product sales	55.5	16%	47.8	(20)%	59.7
Total net sales	$460.4	12%	$409.5	(8)%	$446.1

Net sales for the year ended December 31, 2010 increased 12% to $460.4 million. For the year ended December 31, 2009, net sales were down 8%. At comparable foreign currency exchange rates, net sales were actually up 18% in 2010 as the strength of the U.S. dollar relative to the euro in 2010 as compared to the 2009 had a negative impact on reported sales. For 2009, while significant fluctuations in currency exchange rates were experienced during the year, the impact for the year as a whole was minimal.

This economic crisis was challenging for us in 2009 and was expected to continue to be challenging in 2010. However, throughout 2010, our business continued to rebound from the global economic uncertainties that had an impact on our business in early 2009. Despite these conditions, some of which continue to exist, our results for the year ended December 31, 2010 exceeded our net sales and profitability expectations that we had at the beginning of the year.

European based prestige product sales increased 12% in 2010 as compared to a decline of 6% in 2009. Considering the challenges we faced in the first half of 2009, we were very pleased with full year 2009 sales results. The global economic recession negatively affected consumer demand, which had an adverse impact on our distributors and our retail customers. Signs of a recovery from the global economic recession became apparent with improving sales trends beginning in the second half of 2009 and continuing in 2010. Sales growth throughout 2010 was due in great part to the launch and global rollout of Burberry Sport fragrances for men and women, as well as the continued strong performance of established Burberry scents. In local currency, Burberry fragrance sales which had declined 6% to €166 million in 2009 registered an increase of 11% to €185 million in 2010. All of our major prestige fragrance brands contributed to sales growth with double digit comparable increases. Lanvin, our second largest prestige brand, whose product sales were up 4% in 2009 as compared to 2008, performed extremely well in  2010 with sales in local currency aggregating €53.0 million, 31% ahead of last year lead by the continued strength of Eclat d’Arpège and Jeanne Lanvin and the launch of Marry Me!. The 2010 launch of Oriens and Midnight in Paris by Van Cleef & Arpels boosted that brand’s 2010 local currency sales by 29% to €25.9 million as compared to €20.2 million in 2009 and €21.0 million in 2008.

Once again we are seeing strong sales growth of our European based prestige fragrance business in many geographic markets, especially in Asia, South America, the Middle East and Eastern Europe where 2010 comparable local currency sales rose 27%, 42%, 16% and 61%, respectively. Western Europe also saw positive results with 2010 local currency sales up 12%.

During 2010, we formed Interparfums Luxury Brands, Inc., (“IPLB”) a wholly-owned U.S. distribution subsidiary of Inter Parfums, S.A. Beginning on January 1, 2011, IPLB assumed all U.S. prestige fragrance distribution responsibilities in the territory. As of December 31, 2010, we reacquired, or set up a liability to reacquire, the remaining inventory of our former U. S. distributor aggregating approximately $5.7 million. Such reacquisition was accounted for as a sales return in the accompanying consolidated financial statements. As a result of the reacquisition of inventory and the anticipated change of distributor, the comparison of North American sales in 2010 as compared to 2009 is not meaningful.

In addition to Burberry Sport fragrances for men and women which launched early in 2010, we have committed capital to further grow our largest brand through the launch of a cosmetics line for women in approximately 30 shops around the world. The Burberry Beauty collection includes nearly 100 products for skin, lips and eyes. The launch of this beauty line, which commenced during the third quarter of 2010, required a significant investment in its first year to develop products, build cosmetic counters, hire and train personnel. We believe the Burberry Beauty line is an important step to reach new customers and increase brand exposure worldwide.

In 2010, we also created new women’s scents for our Lanvin, S.T. Dupont and Paul Smith brands. Oriens, a women’s scent for Van Cleef & Arpels launched in the first half of 2010 and we debuted a new men’s fragrance, Midnight in Paris, for the brand during the third quarter of 2010.

We are gearing up for a very active 2011 reflecting a confluence of factors, including the continued strength of our brands and worldwide distribution network, as well as ongoing improvements in the global economic climate. Our growth expectations for 2011 reflect the impact of our taking control over U.S. distribution for our prestige brands and the inclusion of the Montblanc fragrance business for a full year versus six months in 2010. In addition, we have a strong line-up of new product launches and brand extensions to drive sales growth. Early in the year, our first fragrance under the Jimmy Choo brand began select distribution in the U.K. and the U.S. and Jimmy Choo stores worldwide; the signature scent will roll out globally in the Spring. Also early in 2011 we began the integration of existing fragrance lines under our newest licensed brand, Boucheron. In addition, in the Spring we will debut our first new Montblanc fragrance for men as well as a new men’s and women’s scent for Paul Smith fragrances. Most importantly, to further strengthen the Burberry brand’s potential for sustained growth in the years ahead a major new women’s line will be launched in Fall 2011. Finally, with respect to Burberry Beauty, the color cosmetics collection, preliminary plans call for additional products to be rolled out throughout the year and distribution is expected to be expanded by approximately 30 additional retail outlets. We are currently reviewing the results of the 2010 launch as well as the anticipated financial commitment which may be necessary in order to determine the appropriate level of distribution for the Burberry Beauty in the years to come.

With respect to our United States specialty retail and mass market products, net sales increased 16% in 2010 after declining 20% in 2009. Beginning in the fourth quarter of 2008, United States specialty retail product sales came under pressure and our U.S. operations continued to feel the effects of the global economic recession throughout most of 2009. It was expected that new product launches together with existing distribution would stem the sales decline for our U.S. operations, and that was most certainly the case as we entered the latter half of 2009. In April 2009, Close, a Gap fragrance was launched at approximately 550 Gap stores and roughly 175 Gap Body stores nationwide. International distribution began in the fall of 2009, including an exclusive launch at 240 Sephora doors in Europe. In August 2009, two new fragrances were launched at Banana Republic stores in North America with international distribution following shortly thereafter. In 2010, international distribution benefitted from the economic recovery which coincided with further expansion of new products into new territories. In 2010, two Gap scents were launched, Stay and Core, along with additional ancillary products and holiday gift sets.

Brooks Brothers Black Fleece fragrance launched domestically in the fall of 2009 with international distribution beginning in 2010. New Brooks Brothers fragrances, Madison, a scent for young women, and a trio of scents, Black Fleece Red, White & Blue, made their debut in 2010.

Our bebe signature fragrance has done especially well in overseas markets and we expanded bebe distribution into additional third party retail outlets throughout the United States in 2010. In addition, bebe Sheer, a new women’s scent debuted in 2010 along with several color cosmetic products and holiday gift sets. A third bebe scent is in the works for 2011.

Sales of mass market fragrance products, which have been in a decline for several years, saw improvement in 2010 as a result of some special programs done for select mass market retailers. We have no plans to discontinue sales to this market which aggregated approximately $21 million, $17 million and $21 million in 2010, 2009 and 2008, respectively.

As we look into our plans for 2011, for the Banana Republic brand, a new women’s scent Wildbloom, is now in stores and brand extensions for the Discover and Republic of Men and Republic of Women collections are being prepared. Building upon the success of the Gap brand’s Close and Stay fragrances, a third women’s signature scent and a new men’s scent are planned.  We will also add more lip color and lip care products into the Gap beauty mix, along with their first nail color products.  We are also in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands.

We have been actively pursuing other new business opportunities and in July 2010, we entered into exclusive worldwide agreement for both the Betsey Johnson and Nine West brands. For Betsey Johnson we will design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement encompasses both direct sales to global Betsey Johnson stores and an e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide. For Nine West, we are charged with the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement also provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide. Plans for both brands call for new fragrance launches in 2011.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross Profit Margins

	Years ended December 31,
	2010	2009	2008
	(in millions)

Net sales	$460.4	$409.5	$446.1
Cost of sales	186.4	175.3	191.9
Gross margin	$274.0	$234.2	$254.2
Gross margin as a percent of net sales	59.5%	57.2%	57.0%

As a percentage of sales, gross profit margins were 59.5%, 57.2%, and 57.0% in 2010, 2009 and 2008, respectively. The gross margin improvement in 2010 is primarily the result of product mix within our European based brand assortment. Fluctuations in gross margin results from product sales mix within individual lines and types of Company products. In 2010 increased sales of higher margin product lines, larger sizes and reduced promotional sales efforts due to the improving economic environment all contributed to the gross margin improvements. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $30.2 million, $29.8 million and $34.3 million in 2010, 2009 and 2008, respectively, and represented 6.6%, 7.3% and 7.7% of sales, respectively.

For the year ended December 31, 2009, gross margin included a benefit of approximately 94 basis points as a result of cash flow hedging activities entered into in late 2008 to take advantage of the effect a strong U.S. dollar relative to the euro has on our European based product sales denominated in U.S. dollars.

We carefully watch movements in foreign currency exchange rates as sales to these customers are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a stronger U.S. dollar benefits our gross margin. While the use of foreign currency forward exchange contracts benefited our gross margins in the 2009 period, the strength of the U.S. dollar relative to the euro in 2010 had provided a similar benefit for 2010. As the dollar began to weaken late in the third quarter of 2010 and in an effort to protect our gross margin for the remainder of 2010, we entered into foreign currency forward exchange contracts to hedge approximately 90% of our fourth quarter 2010 European based product sales expected to be invoiced in U.S. dollars. The overall effect of these hedges was not significant.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $5.3 million, $5.0 million and $6.2 million in 2010, 2009 and 2008, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2010	2009	2008
	(in millions)

Selling, general & administrative expenses	$217.6	$187.7	$202.3
Selling, general & administrative expenses as a percent of net sales	47%	46%	45%

Selling, general and administrative expenses increased 16% for the year ended December 31, 2010, as compared to 2009 and decreased 7% for the year ended December 31, 2009, as compared to 2008. As a percentage of sales selling, general and administrative expenses was 47%, 46% and 45% for the years ended December 31, 2010, 2009 and 2008, respectively.

Two major components of selling, general and administrative expenses are promotion and advertising expenditures and royalty expense. Promotion and advertising aggregated $69.2 million, $55.8 million and $65.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Promotion and advertising as a percentage of sales represented 15.0%, 13.6% and 14.7% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. As a percentage of sales advertising expenditures were higher in 2010 and 2008 to support new Burberry product launches, Burberry The Beat in 2008 and Burberry Sport in 2010. We continue to adjust our advertising and promotional budgets to align our spending with anticipated sales. As a result of the economic challenges faced in 2009, we anticipated lower sales volume and therefore advertising expenditures were curtailed. Royalty expense aggregated $40.2 million, $35.5 million and $37.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We review goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European operations. As of December 31, 2009, we measured fair value of goodwill to be equal to the average of purchase price indications received from several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.7 million in 2009. The same evaluation was performed as of December 31, 2010 and no further impairment was noted. Goodwill impairment losses aggregated $1.7 million in 2009 and $0.9 in 2008. Accumulated impairment losses relating to goodwill aggregated $3.5 million as of December 31, 2010.

Income from operations increased 26% to $56.4 million in 2010 and income from operations decreased 12% to $44.8 million, as compared to $51.0 million in 2008. Operating margins aggregated 12.3%, 10.9% and 11.4% for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest expense aggregated $2.1 million, $2.6 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $21.4 million as of December 31, 2010, as compared to $34.6 million as of December 31, 2009.

Foreign currency gains or (losses) aggregated ($2.1) million, $3.2 million and ($1.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. During 2009, we were party to foreign currency forward exchange contracts to hedge approximately 80% of our 2009 European based product sales expected to be invoiced in U.S. dollars. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the gains and losses referred to above.

Our effective income tax rate was 33.7%, 34.9% and 35.1% for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our foreign tax rate has declined slightly over the past two years as a result of the 2008 formation of IP Suisse, which receives a favorable tax rate on a portion of Inter Parfums, S.A. taxable income. In addition, valuation allowances of $0.9 million and $0.8 million have been provided in 2010 and 2009, respectively, against certain foreign net operating loss carry-forwards, as it was determined that future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards recognized. In 2008, one of our foreign subsidiaries was merged into Inter Parfums, S.A. and as a result of the merger the Company recognized a tax benefit of $0.7 million from the utilization of certain foreign operating loss carry-forwards including those for which valuation allowances had been previously recorded.

We did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2010	2009	2008
	(In thousands except share and per share data)

Net income	$35,675	$30,158	$30,122
Less: Net income attributable to the noncontrolling interest	9,082	7,791	6,357
Net income attributable to Inter Parfums, Inc.	$26,593	$22,367	$23,765
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$0.88	$0.74	$0.78
Diluted	0.87	0.74	0.77
Weighted average number of shares outstanding:
Basic	30,360,602	30,099,998	30,621,070
Diluted	30,481,991	30,121,077	30,777,985

Net income increased 18% to $35.7 million in 2010, as compared to $30.2 million in 2009. Net income was virtually unchanged in 2009 aggregating $30.2 million, as compared to $30.1 million in 2008.

Net income attributable to the noncontrolling interest aggregated 25.5%, 25.8% and 21.1% of net income in 2010, 2009 and 2008, respectively. In 2008, losses from our 51% owned European distribution subsidiaries offset profits from our other 75% owned European subsidiaries.

Net income attributable to Inter Parfums, Inc. increased 19% to $26.6 million in 2010, as compared to $22.4 million in 2009. Net income attributable to Inter Parfums, Inc. declined 6% to $22.4 million in 2009, as compared to $23.8 million in 2008. Net margins attributable to Inter Parfums, Inc. aggregated 5.8%, 5.5% and 5.3% for the years ended December 31, 2010, 2009 and 2008, respectively.

Diluted earnings per share aggregated $0.87, $0.74 and $0.77 in 2010, 2009 and 2008, respectively. Weighted average shares outstanding aggregated 30.4 million, 30.1 million and 30.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. On a diluted basis, average shares outstanding were 30.5 million, 30.1 million and 30.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decline in shares outstanding in 2009 is primarily the result of shares repurchased pursuant to board of directors authorizations and the increase in 2010 is primarily the result of shares issued pursuant to the exercise of stock options and warrants.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2010, working capital aggregated $184 million and we had a working capital ratio of 2.5 to 1. Cash and cash equivalents and short-term investments aggregated $87 million.

Cash provided by (used in) operating activities aggregated $37.8 million, $84.6 million and ($6.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, working capital items used $6.1 million in cash from operating activities as increases in inventories and accounts receivable were offset by increases in accounts payable and accrued expenses and income taxes payable. The $5.9 million increase in accounts receivable in 2010, as shown on the statement of cash flows, reflects favorable collection activity as days receivable outstanding declined from 98 days sales in 2009 to 83 days in 2010. The $29.1 million increase in inventories for 2010, as shown on the statement of cash flows, reflects the needed inventory build to support sales growth and upcoming product launches.

Working capital items provided $42.9 million in cash from operations in 2009 as compared to a use of $54.6 million in 2008. As of December 31, 2007 and continuing through December 31, 2008, we had a significant buildup of inventory to support a very aggressive launch schedule. In terms of cash flows, for the year ended December 31, 2009, inventories decreased $40.6 million or 33%. The global economic crisis resulted in lower sales levels, especially in the first half of 2009. Our inventory levels declined steadily throughout 2009 as we made modifications to our sales projections to take into account the then difficult environment. In terms of cash flow, accounts receivable decreased $20.9 million or 17% for the year ended December 31, 2009, as we began to tighten extended payment terms offered to certain international distributors in the early days of the global economic recession. In addition, in the 2009 period, accounts payable and accrued expenses decreased $18.9 million as our vendor obligations for the 2008 year end inventory buildup became due.

Cash flows used in investing activities in 2010 reflects net purchases of $49.0 million in short-term investments, which are certificates of deposit with maturities greater than three months. We also spent approximately $6.1 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $2.5 million and $3.5 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2011 are expected to be in the range of $6.0 million to $6.5 million, considering our 2011 launch schedule. In addition, in connection with new licenses with brand names that have current distribution we may pay an entry fee in connection with securing the license rights. In 2010, we paid approximately $21.4 million in entry fees.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2010, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2011 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $23.0 million in credit lines provided by a consortium of international financial institutions. As of December 31, 2010, short-term borrowings aggregated $5.2 million.

Our long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of December 31, 2010, total long-term debt including current maturities aggregated $16.1 million.

Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2010, and payment for acquisition of minority interests represents repurchases of shares of our French subsidiary Inter Parfums, S.A. in an effort to offset the dilution from options exercised.

In 2008, we acquired an additional 3.6% interest in Inter Parfums, S.A. from its noncontrolling shareholders for approximately $18.5 million in cash. The acquisition was accounted for under the purchase method.

In December 2008, our Board of Directors authorized a continuation of our cash dividend of $0.133 per share. In January 2010, the Board of Directors authorized a 97% increase in the annual dividend to $0.26 per share.  In January 2011, the Board of Directors authorized a 31% increase in the annual dividend to $0.32 per share. The first quarterly dividend of $0.08 per share will be paid on April 15, 2011 to shareholders of record on March 31, 2011. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Inter Parfums, S.A., aggregated $9.0 million, $5.7 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The cash dividends paid in 2010 represented a small part of our cash position and the dividends for 2011 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2010.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt (2)	$16,800	$11,600	$5,200
Capital Lease Obligations
Operating Leases	$29,700	$6,900	$8,200	$5,500	$9,100
Purchase obligations(1)	$1,240,600	$140,400	$294,800	$311,100	$494,300
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,287,100	$158,900	$308,200	$316,600	$503,400

(1)
Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2010, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

(2)
Includes long-term debt and related interest costs including interest rate swap amounts.  Interest due as the result of interest rate swaps is all at a fixed rate and is payable $0.21 million and $0.47 million in 2011 and 2012, respectively.

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

At December 31, 2010, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $38.9 million and GB pounds 5.5 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We have entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanged the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility as of December 31, 2010 was €7.7 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 8.  Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data
Quarterly Data (Unaudited)
For the Year Ended December 31, 2010
(In Thousands Except Per Share Data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$119,373	$107,765	$120,853	$112,420	$460,411
Gross profit	71,721	64,724	71,275	66,290	274,010
Net income	8,950	6,983	11,409	8,333	35,675
Net income attributable to Inter Parfums, Inc.	6,550	5,356	8,448	6,239	26,593
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.22	$0.18	$0.28	$0.20	$0.88
Diluted	$0.22	$0.18	$0.28	$0.20	$0.87
Average common shares outstanding:	30,192	30,361	30,443	30,446	30,361
Basic	30,291	30,467	30,564	30,605	30,482
Diluted

Quarterly Data (Unaudited)
For the Year Ended December 31, 2009
(In Thousands Except Per Share Data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$90,409	$88,604	$117,542	$112,909	$409,464
Gross profit	53,565	50,201	67,080	63,322	234,168
Net income	7,256	5,753	9,611	7,539	30,159
Net income attributable to Inter Parfums, Inc.	5,428	4,226	7,262	5,451	22,367
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.18	$0.14	$0.24	$0.18	$0.74
Diluted	$0.18	$0.14	$0.24	$0.18	$0.74
Average common shares outstanding:	30,166	30,064	30,061	30,109	30,100
Basic	30,166	30,064	30,065	30,189	30,121
Diluted

We review goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European based operations. In 2009, we had determined that the carrying amount of the goodwill exceeded fair value resulting in impairment losses aggregating $1.7 million. No further impairment losses were recognized in 2010. Accumulated impairment losses relating to goodwill aggregated $3.5 million as of December 31, 2010.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent auditor, WeiserMazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2010 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2010 and our report dated March 8, 2011 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York
March 8, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 17 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2010 (with the last regular board meeting held during the first week of January 2011), and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member, except for Messrs. Bensoussan-Torres and Rosinoer. Our board of directors presently consists of nine (9) directors, with a majority of independent directors.

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

During 2010 our board of directors had the following standing committees:

•
Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue an audit report for our company. During 2010, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

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

•
Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2010, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

•
Nominating Committee – The Nominating Committee was formed in January 2011, and the members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 50, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Inter Parfums, S.A., our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Inter Parfums, S.A., from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 52, a Director, is President of our Company and the Chief Executive Officer of Inter Parfums, S.A., has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994.  In addition, he has been the Chief Executive Officer of Inter Parfums, S.A. for more than the past five years.  Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 54, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992.

Philippe Santi

Philippe Santi, age 49 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Inter Parfums, S.A. Mr. Santi, who is a is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Inter Parfums, S.A. since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young.

Francois Heilbronn

Mr. Heilbronn, age 50, a Director since 1988, an independent director and a member of the Audit Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009 Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France.

Jean Levy

Jean Levy, age 78, a Director since August 1996, an independent director and a member of the Audit Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship.  He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of  Zannier Group  and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 53, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is a director of Jimmy Choo, is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. In 2007 Jimmy Choo Ltd. was sold to a private equity firm. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Previously Mr. Bensoussan-Torres was a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specializes in strategic advise in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix was a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Serge Rosinoer

Mr. Rosinoer, age 79, was appointed to our board of directors in December 2000, as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry.  Mr. Serge Rosinoer is presently the Vice Chairman of the Supervisory Board of Clarins SA.  In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion.  As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 850 million Euro and more than 4,500 employees.  He retired from active duty in May of 2000, but continues to serve on the board of directors of Clarins.  Earlier in his career he was President of Parfums Corday.  He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association.

Patrick Choël

Mr. Choël, age 67, was appointed to the board of directors in June 2006 as an independent director, and is a member of both the Audit Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Inter Parfums, S.A., and Modellabs, both publicly held companies, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he work at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

Hugues de la Chevasnerie

Hugues de la Chevasnerie, age 42, became the Director of Burberry Fragrances in December 2006. Prior to joining Burberry Fragrances, Mr. Chevasnerie was from February 2002 the Vice President of International Marketing, Davidoff & Chloé, at Coty Inc. From 1994 to 2002, he held various positions at LVMH- Parfums Christian Dior, including Group Head for Men’s Perfumes from 1999 to 2002.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 52, became the Director of the Luxury and Fashion division of Inter Parfums, S.A. in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Inter Parfums, S.A. and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Inter Parfums, S.A. from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 37, was the Supply Chain Manager when he joined Inter Parfums, S.A. in 2003 and has been the Director of Operations for Inter Parfums, S.A. since January 2005. Prior to joining Inter Parfums, S.A., Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 50, was appointed as President of Inter Parfums USA, LLC in 2009, following his appointment as President of  Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for Gap, Banana Republic, New York & Company, Brooks Brothers,  bebe, Nine West and Betsey Johnson. Mr. Clarke has been employed by our company since 2001. Prior to joining the Company Mr. Clarke had spent seventeen years in the beauty business in various capacities.

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
An independent director, Mr. Francois Heilbronn, filed one Form 4 which disclosed sales of 37,500 shares four days late in January 2011 as the result of a delay in obtaining the sales information from his broker.

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

Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative after discussions with Mr. Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives in the United States. Mr. Benacin, the Chief Executive Officer of Inter Parfums, S.A., takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and recommends executive compensation levels for executives in Europe. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including our Jean Madar and Philippe Benacin. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

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

Elements of Compensation

General

The compensation of our executive officers is generally comprised of base salaries, annual cash bonuses and long-term equity incentive awards. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. The compensation committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from the Chief Executive Officer of our company and the Chief Executive Officer of Inter Parfums, S.A., as well as information regarding compensation levels at competitors in our industry.

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

Upon the recommendation of Mr. Benacin, the base salaries of Mr. Philippe Santi, the Chief Financial Officer of Inter Parfums, S.A., and Mr. Frederic Garcia-Pelayo, were each increased from 249,600 euro in 2009 to 260,400 euro in 2010, a 4% increase. Likewise, Mr. Benacin’s base compensation was increased from 249,600 euro in 2009 to 260,400 euro in 2010.

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

Initially in 2009, the compensation committee had agreed to have the base salary of Mr. Madar, the Chief Executive Officer, remain at the same level of $400,000, which it has been for the past several years. Further, upon recommendation of our Chief Executive Officer, the executive compensation committee had determined to increase the base salary of Mr. Greenberg, the Chief Financial Officer, by $20,000 from $435,000 to $455,000, a 4.6%   increase and to increase the base salary of Mr. Clark, the president of Inter Parfums USA, LLC (Specialty Retail Division) by $20,000. Mr. Greenberg had received salary increases of $30,000 for the prior last four years.

Unfortunately, with the global economic downturn commencing in the fourth quarter of 2008, the market price of our common stock as reported by The Nasdaq Stock Market had decreased substantially. Further, consolidated net sales of our company for the first quarter of 2009 had decreased and visibility for the remainder of 2009 was very unclear. Based upon the recommendations of the chief executive officer, the executive compensation committee authorized a (i) rollback the $20,000 increase in the annual base salaries previously authorized for the chief financial officer and president of Inter Parfums USA, LLC (Specialty Retail Division), so that their annual base salaries would return to the levels paid in 2008, and (ii) decrease the annual base salary by $20,000 of the Chief Executive Officer, all on a pro rata basis effective as of April 16, 2009.

For 2011, the base salaries for Mr. Greenberg and Mr. Clarke were increased by $22,000 and $20,000, respectively. The executive compensation committee believes these increases in salary were merited by the hard work and responsibility undertaken by these executive officers, as well as the increase in profitability of our company. These increase essentially restored cuts in pay for these two executive officers in 2009. Mr. Madar, the Chief Executive Officer, did not receive any increase in his base salary, which remains at $380,000.

Bonus Compensation/Annual Incentives

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

For 2010, Mr. Benacin, the chief decision maker for European operations, proposed and the committee concurred in the payment of bonus compensation equal to approximately 72% of base salary for executive officers of European operations. This is compared to bonus compensation as a percentage of annual salary of 58% and 71% for Mr. Benacin in 2009 and 2008, and approximately 70% for Messrs. Santi and Garcia-Pelayo in both 2009 and 2008.

A different approach is taken for United States operations as that segment is much smaller and profitability is much more volatile. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, Mr. Greenberg received a cash bonus or $17,500, and Mr. Clarke’s cash bonus is still under review. No cash bonus compensation was paid to executive officers of United States operations for 2009 due to the global recession. Mr. Greenberg had received a cash bonus of $35,000 for 2008. In order for Mr. Madar, the Chief Executive Officer to receive a cash bonus, United States operations has to achieve after tax profit target. In 2010, 2009 and 2008, based upon such targets, our Chief Executive Officer did not earn any cash bonus. The Executive Compensation Committee has determined to use the same after tax profit target for our company’s United States operations to calculate Mr. Madar’s bonus for 2011.

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Inter Parfums, S.A. and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $33,130.

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

For executive officers of United States operations and European operations, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, option grants to purchase shares of our majority-owned, French subsidiary, Inter Parfums, S.A. were also granted to Messrs. Benacin, Santi and Garcia-Pelayo under the Inter Parfums SA option plan, which have a term of 6 years and vest 4 years after the date of grant.

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

In December 2010, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant, which were the same number of shares for which options had been granted to Messrs. Madar and Benacin in December 2009 and December 2008. Option grants to Messrs Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December 2010, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, at the fair market value on the date of grant, the same number of options granted in 2009.

In December 2010, options to purchase 3,000 shares were granted to Messrs. Santi and Garcia-Pelayo, as additional compensation for the increase in operating results for European Operations and the company overall. However, no options were granted to Messrs. Santi and Garcia-Pelayo from our company during 2009 or for 2008.

For the past few years we had temporarily discontinued all option grants to purchase shares of our majority-owned, French subsidiary, Inter Parfums, S.A. to avoid a decrease in the dilution of our ownership interest in Inter Parfums, S.A. However, at the request of Messrs. Benacin and Santi, Inter Parfums, S.A. again commenced granting options to its employees and executive officers, including to Messrs. Santi and Garcia-Pelayo, as Messrs. Benacin and Santi had determined that it was more beneficial for the employees and executive officers of European operations have a stake in Inter Parfums, S.A., rather than our company. Accordingly, in December 2009 Inter Parfums, S.A. authorized a stock option plan which provides for a maximum of 3% of the outstanding shares of Inter Parfums, S.A. to be available for grant. Under the Inter Parfums S.A. stock option plan, options are granted at the fair market value at the time of grant for a term of 6 years and vest 4 years after the date of grant. In October 2010, Inter Parfums, S.A. granted of options to purchase 7,000 shares for each of Messrs. Madar, Benacin, Santi and Garcia-Pelayo and 1,500 shares for Mr. Greenberg. In December 2009, Inter Parfums, S.A. authorized grants of options to employees of Inter Parfums, S.A. for an aggregate of 0.5% of outstanding shares, including options to purchase 6,000 shares for each of Messrs. Madar, Benacin, Santi and Garcia-Pelayo and 1,200 shares for Mr. Greenberg.

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

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintains a pension plan for it employees as required by French law.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this amendment to the Annual Report on Form 10-K for fiscal year ended December 31, 2010 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our Company. This table covers all such compensation during fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008. For all compensation related matters disclosed in this Item 11, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2010	380,000	-0-	-0-	107,000	-0-	-0-	-0-	487,000
Chairman and	2009	380,000	-0-	-0-	115,000	-0-	-0-	-0-	495,000
Chief Executive Officer	2008	400,000	-0-	-0-	98,000	-0-	-0-	-0-	498,000

Russell Greenberg,	2010	435,000	17,500	-0-	140,000	-0-	-0-	2,850	595,350
Chief Financial Officer and	2009	435,000	-0-	-0-	118,000	-0-	-0-	-0-	553,000
Executive Vice President	2008	435,000	35,000	-0-	37,000	-0-	-0-	2,214	553,214

Philippe Benacin, President Inter	2010	345,082	249,138	-0-	107,000	-0-	10,999	40,816	753,035
Parfums, Inc., Chief Executive	2009	348,492	201,052	-0-	115,000	-0-	11,496	98,850	774,890
Officer of Inter Parfums, S.A.	2008	324,489	229,258	-0-	98,000	-0-	11,757	104,039	767,543

Philippe Santi, Executive Vice	2010	345,082	249,138	-0-	17,000	34,323	10,999	-0-	656,542
President and Chief Financial	2009	348,492	238,750	-0-	30,000	29,599	11,496	-0-	658,337
Officer, Inter Parfums, SA	2008	324,489	229,258	-0-	49,000	22,632	11,757	-0-	637,000

Frédéric Garcia-Pelayo,	2010	345,082	249,138	-0-	17,000	34,323	10,999	9,011	665,553
Director Export Sales,	2009	348,492	238,750	-0-	30,000	29,599	11,496	9,550	667,887
Inter Parfums, S.A.	2008	324,489	229,258	-0-	49,000	22,632	11,757	-0-	637,136

1 Amounts reflected under Option Awards represent the grant date fair values in 2010, 2009 and 2008 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 and filed with the SEC.

2 As required by French law, Inter Parfums, S.A. maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of  our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, S.A. Benefits are calculated based upon a percentage of taxable income of Inter Parfums, S.A. and are allocated to employees  based upon salary. The maximum amount payable per year is 25,000 euro, or approximately $33,130.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2010 and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar,
Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer	-0-	2,850	-0-	2,850

Philippe Benacin, President of Inter
Parfums, Inc. and Chief Executive
Officer of Inter Parfums, S.A.	-0-	14,312	26,504	40,816

Philippe Santi,
Executive Vice President and
Director General Delegue, Inter
Parfums, S.A.	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo,
Director Export Sales,
Inter Parfums, S.A.	-0-	9,011	-0-	9,011

Plan Based Awards

The following table sets certain information relating to each grant of an award made to our executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

								All Other	All Other
		Grants of Plan-Based Awards						Stock	Option	Exercise
		Estimated Future Payouts Under			Estimated Future Payouts			Awards:	Awards:	or Base
		Non-Equity Incentive Plan			Under Equity Incentive Plan			Number of	Number of	Price of
		Awards			Awards			Shares of	Securities	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Underlying	Awards	Closing
Name	Grant Date	($)	($)	($)	($)	($)	($)	Units (#)	Options (#)	($/Sh)	Price
Jean Madar	12/31/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	19.025	18.85
Russell Greenberg	12/31/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	19.025	18.85
Philippe Benacin	12/31/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	19.025	18.85
Philippe Santi	12/31/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,000	19.025	18.85
Frédéric Garcia-Pelayo	12/31/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,000	19.025	18.85

In addition, the following table indicates Grants of Plan-Based Awards of Inter Parfums, S.A. during 2010.

		Grants of Plan-Based Awards
								All Other	All Other
								Stock	Option	Exercise
		Estimated Future Payouts Under			Estimated Future Payouts			Awards:	Awards:	or Base
		Non-Equity Incentive Plan			Under Equity Incentive Plan			Number of	Number of	Price of
		Awards			Awards			Shares of	Securities	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Underlying	Awards	Closing
Name	Grant Date	($)	($)	($)	($)	($)	($)	Units (#)	Options (#)	($/Sh)	Price
Jean Madar	10/8/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	7,000	30.67	36.55
Russell Greenberg	10/8/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,500	30.67	36.55
Philippe Benacin	10/8/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	7,000	30.67	36.55
Philippe Santi	10/8/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	7,000	30.67	36.55
Frédéric Garcia-Pelayo	10/8/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	7,000	30.67	36.55

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

Inter Parfums, S.A. Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Inter Parfums, S.A. and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $33,130.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	48,000	12,000		-0-	13.103	12/14/12
	17,100	11,400		-0-	12.577	12/26/13
	5,550	8,325		-0-	11.297	2/13/14
	7,600	11,400		-0-	6.925	12/30/14
	3,800	15,200		-0-	12.14	12/30/15
	-0-	19,000		-0-	19.025	12/30/16

Russell Greenberg	30,000	7,500		-0-	13.103	12/14/12
	13,500	9,000		-0-	12.577	12/26/13
	6,000	9,000		-0-	6.925	12/30/14
	5,000	20,000		-0-	12.14	12/30/15
	-0-	25,000		-0-	19.025	12/30/16

Philippe Benacin	48,000	12,000		-0-	13.103	12/14/12
	17,100	11,400		-0-	12.577	12/26/13
	5,550	8,325		-0-	11.297	2/13/14
	7,600	11,400		-0-	6.925	12/30/14
	3,800	15,200		-0-	12.14	12/30/15
	-0-	19,000		-0-	19.025	12/30/16

Philippe Santi	6,000	1,500		-0-	13.103	12/14/12
	-0-	12,750	(2)	-0-	11.297	2/13/14
	-0-	3,000		-0-	15.62	3/28/16
	-0-	3,000		-0-	19.025	12/30/16

Frédéric Garcia-Pelayo	6,000	1,500		-0-	13.103	12/14/12
	-0-	12,750	(2)	-0-	11.297	2/13/14
	-0-	3,000		-0-	15.62	3/28/16
	-0-	3,000		-0-	19.025	12/30/16

[Footnotes from table above]

1 Except as otherwise noted, all options expire 6 years from the date of grant, and vest 20% each year commencing  one year after the date of grant.
2 Options vest 100% on 2/14/2012.

The following table sets certain information relating to outstanding equity awards granted by Inter Parfums, S.A., our majority-owned French subsidiary which has its shares traded on the Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTER PARFUMS, S.A.

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	19,327		15.65	05/26/2011
	17,570		19.90	06/01/2012
		6,600	16.00	12/17/2015
		7,000	22.95	10/08/2016

Russell Greenberg	1,934		15.65	05/26/2011
	1,406		19.90	06/01/2012
		1,320	16.00	12/17/2015
		1,500	22.95	10/08/2016

Philippe Benacin	19,327		15.65	05/26/2011
	17,570		19.90	06/01/2012
		6,600	16.00	12/17/2015
		7,000	22.95	10/08/2016

Philippe Santi	5,582		15.65	05/26/2011
	10,543		19.90	06/01/2012
		6,600	16.00	12/17/2015
		7,000	22.95	10/08/2016

Frédéric Garcia-Pelayo	11,597		15.65	05/26/2011
	17,570		19.90	06/01/2012
		6,600	16.00	12/17/2015
		7,000	22.95	10/08/2016
[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.
2 As of December 31, 2010 the closing price of Inter Parfums, S.A. as reported by Euronext was 27.35 euro, and the exchange rate was 1.3362 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)1	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	75,000	423,600	-0-	-0-

Russell Greenberg	37,500	185,387	-0-	-0-

Philippe Benacin	75,000	423,600	-0-	-0-

Philippe Santi	11,250	55,946	-0-	-0-

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)1	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	24,598	72,200	-0-	-0-

Philippe Benacin	24,598	72,200	-0-	-0-

Russell Greenberg	1,407	4,100	-0-	-0-

Philippe Santi	18,667	102,900	-0-	-0-

Frédéric Garcia-Pelayo	12,652	37,100	-0-	-0-

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	128,500	10,999
Philippe Santi	Inter Parfums SA Pension Plan	NA	128,500	10,999
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	128,500	10,999

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

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Inter Parfums, S.A., now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Inter Parfums. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days notice. For 2011 Mr. Benacin presently receives an annual salary of €391,200 (approximately $523,000), and automobile expenses of €14,000 (approximately $18,700),  which are subject to increase in the discretion of the board of directors but Mr. Benacin will no longer be getting a lodging allowance. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn1	12,000	-0-	4,574	-0-	-0-	-0-	16,574
Jean Levy2	14,000	-0-	4,574	-0-	-0-	-0-	18,574
Robert Bensoussan-Torres3	6,000	-0-	2,287	-0-	-0-	2,598	10,885
Serge Rosinoer4	6,000	-0-	4,574	-0-	-0-	2,883	13,457
Patrick Choël5	10,000	-0-	4,574	-0-	-0-	21,615	36,189

[Footnotes from table above]
______________
1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 6,500 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 6,500 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 5,500 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 4,500 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 5,000 shares of our common stock.

For 2010 all nonemployee directors received $2,000 for each board meeting at which they participate. In addition, all members of the Audit Committee receive an additional annual fee of $4,000 on January 1 of each year in which they serve on the Audit Committee.

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

On February 1, 2011, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy and Serge Rosinoer, and an option to purchase 500 shares was granted to Patrick Choël, all at the exercise price of $17.94 per share under the 2004 plan. Such options vest ratably over a 4 year period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. As of February 23, 2011 we had 30,480,656 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership1		Approximate Percent of Class
Jean Madar c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	7,532,966	2	24.65%

Philippe Benacin c/o Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008 Paris, France	7,233,285	3	23.52%

Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	54,500	4	Less than 1%

1 All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations.
2 Consists of 3,431,275 shares held directly, 4,016,866 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 84,825  shares.
3 Consists of 4,756,596 shares held directly, 2,391,864 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 84,825 shares.
4 Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership1		Approximate Percent of Class
Philippe Santi Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	6,600	5	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	36,938	6	Less than 1%

Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	6,375	7	Less than 1%

Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	13,750	8	Less than 1%

Serge Rosinoer 14 rue LeSueur 75116 Paris, France	14,866	9	Less than 1%

Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	11,825	10	Less than 1%

Frederic Garcia-Pelayo Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	6,600	11	Less than 1%

Axel Marot Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-		NA

Hugues de la Chevasnerie Inter Parfums, S.A. 4, Rond Point Des Champs Elysees 75008, Paris France	-0-		NA

5 Consists of shares of common stock underlying options.
6 Consists of 33,563 shares held directly and options to purchase 3,375 shares.
7 Consists of 3,000 shares held directly and options to purchase 3,375 shares.
8 Consists of 10,500 shares held directly and options to purchase 3,250 shares.
9 Consists of 13,050 shares held directly and options to purchase 1,816 shares.
10 Consists of 8,450 shares held directly and options to purchase, 3,375 shares.
11 Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership1		Approximate Percent of Class
Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	21,625	12	Less than 1%

Royce & Associates, LLC13 1414 Avenue of the Americas New York, NY 10019	3,460,560		11.4%

Fidelity Management & Research Company 14 82 Devonshire Street, Boston, Massachusetts 02109	2,977,602		9.8%

All Directors and Officers As a Group 13 Persons)	14,939,330	15	48.6%

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	807,620	$12.78	823,075
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	807,620	$12.78	823,075

12 Consists of 1,625 shares held directly and options to purchase 20,000 shares.
13 Information derived from an Amendment to Schedule 13G filed January 13 2011.
14 Information derived from an Amendment to Schedule 13G filed February 13, 2011.
15 Consists of 14,666,789 shares held directly or indirectly, options to purchase 272,541 shares.

Item 13.  Certain Relationships And Related Transactions, and Director Independence

Transactions with French Subsidiaries

In connection with the acquisitions by our subsidiary, Inter Parfums, S.A., of the world-wide rights under the Burberry license agreement and the Paul Smith license agreement, we guaranteed the obligations of Inter Parfums, S.A. under the Burberry and Paul Smith license agreements. In addition, Inter Parfums, S.A. has agreed to reimburse us for the compensation expense attributed to a former French executive officer, and vested options which are granted to French employees under to our stock option plan.

Distribution and Support Arrangements

During 2010 we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our majority-owned French subsidiary Inter Parfums SA, for distribution of prestige brands in the United States. Interparfums Luxury Brands has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011, to share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. Mr. Serge Rosinoer, a director of our Company, is presently the Vice Chairman of the Supervisory Board of Clarins SA, the parent company of Clarins Fragrance Group US.

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

Yelo and Nickel USA

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

Item 14.  Principal Accountant Fees and Services

General

In connection with the termination of the alternative practice structure between Mazars LLP and Weiser LLP (now known as WeiserMazars LLP), the following has occurred effective September 21, 2010:

•	Mazars LLP resigned as the principal accountants of Inter Parfums, Inc.
•	WeiserMazars LLP, an affiliate of Mazars LLP, was engaged as the principal accountants of Inter Parfums, Inc.
•	The decision to change accountants was approved by the audit committee of Inter Parfums, Inc.

Fees

The following sets forth the fees billed to us by WeiserMazars LLP, and its predecessor, Mazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2010 and December 31, 2009.

Audit Fees

During 2010 the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $608,000. Also, during 2010 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $301,000. During 2009 the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $857,000.

Audit-Related Fees

Mazars LLP billed us $8,500 for audit related fees during 2009.

Tax Fees

Mazars LLP did not bill us for tax services during 2010 or 2009. WeiserMazars LLP did not bill us for tax services during 2010.

All Other Fees

Mazars LLP did not bill us for any other services during 2010 or 2009. WeiserMazars LLP did not bill us for any other services during 2010.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2010 the audit committee authorized the following non-audit services to be performed by Mazars LLP, the predecessor independent accountants.

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

On September 21, 2010, the audit committee authorized the same non-audit services to be performed by WeiserMazars LLP as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page
(a)(1) Financial Statements annexed hereto

Reports of Independent Registered Public Accounting Firms	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2010	F-5

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2010	F-6

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2010	F-7

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-32

(a)(3) Exhibits

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

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

The following additional documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2010:

Exhibit No.	Description

3.1	Interparfums Singapore Pte. Ltd Memorandum and Articles of Association

3.2	Interparfums Luxury Brands, Inc. Certificate of Incorporation

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2010:

Exhibit No.	Description
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

10.116	Logistics Service Contract (effective January 1, 2005) between Inter Parfums, S.A. and Sagatrans (French Original)
10.116.1	Logistics Service Contract (effective January 1, 2005) between Inter Parfums, S.A. and Sagatrans (English Translation)
10.119	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (French original)
10.119.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (English translation)
10.120	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (French original)
10.120.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (English translation)

The following documents are filed with this report:

Exhibit No.	Description

4.31	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2010 with Schedule of Option Holders and Options Granted

10.145
Amendment Number 2 to Licence Agreement between Burberry Limited, Inter Parfums, S.A., and Inter Parfums, Inc. dated December 21, 2010 (Certain confidential information in this Exhibit 10.145 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.146
License Agreement between Boucheron Parfums, SAS and  Inter Parfums, S.A. dated December 17, 2010 (Certain confidential information in this Exhibit 10.146 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.147	$15 Million Master Promissory Note Dated as of February 1, 2011 in favor of Capital One, NA

21	List of Subsidiaries

23.1	Consent of WeiserMazars LLP

23.2	2009 Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the consolidated financial statements enumerated above, we audited schedule II for the year ended December 31, 2010. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2011 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York
March 8, 2011

Report of Independent Registered Accounting Firm

Board of Directors and Shareholders
Inter Parfums, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Inter Parfums, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the two-year period ended December 31, 2009. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Mazars LLP

New York, New York
March 10, 2010

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands except share and per share data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$37,548	$100,467
Short-term investments	49,391	—
Accounts receivable, net	97,593	101,334
Inventories	109,840	85,428
Receivables, other	3,688	3,229
Other current assets	4,635	8,090
Deferred tax assets	7,230	4,088
Total current assets	309,925	302,636
Equipment and leasehold improvements, net	11,207	9,191
Trademarks, licenses and other intangible assets, net	111,402	101,799
Goodwill	3,654	3,927
Other assets	1,917	1,535
Total assets	$438,105	$419,088
Liabilities and Equity
Current liabilities:
Loans payable – banks	$5,250	$5,021
Current portion of long-term debt	11,090	11,732
Accounts payable - trade	52,694	48,138
Accrued expenses	47,413	37,440
Income taxes payable	7,905	1,646
Dividends payable	1,979	996
Total current liabilities	126,331	104,973
Deferred tax liability	6,789	8,840
Long-term debt, less current portion	5,039	17,862
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 30,445,881 and 30,171,952 shares at December 31, 2010 and 2009, respectively	30	30
Additional paid-in capital	48,887	45,126
Retained earnings	205,453	186,611
Accumulated other comprehensive income	14,757	28,022
Treasury stock, at cost, 10,009,492 and 10,056,966 common shares at December 31, 2010 and 2009, respectively	(34,151)	(33,043)
Total Inter Parfums, Inc. shareholders’ equity	234,976	226,746
Noncontrolling interest	64,970	60,667
Total equity	299,946	287,413
Total liabilities and equity	$438,105	$419,088

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2010, 2009, and 2008
(In thousands except share and per share data)

	2010	2009	2008
Net sales	$460,411	$409,464	$446,124
Cost of sales	186,401	175,296	191,915
Gross margin	274,010	234,168	254,209
Selling, general, and administrative expenses	217,574	187,690	202,264
Impairment of goodwill	—	1,677	936
Income from operations	56,436	44,801	51,009
Other expenses (income):
Interest expense	2,116	2,647	4,940
(Gain) loss on foreign currency	2,132	(3,212)	1,380
Interest and dividend income	(1,652)	(982)	(1,745)
	2,596	(1,547)	4,575

Income before income taxes	53,840	46,348	46,434
Income taxes	18,165	16,190	16,312
Net income	35,675	30,158	30,122

Less: Net income attributable to the
noncontrolling interest	9,082	7,791	6,357
Net income attributable to Inter Parfums, Inc.	$26,593	$22,367	$23,765
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$0.88	$0.74	$0.78
Diluted	0.87	0.74	0.77

Weighted average number of shares outstanding:
Basic	30,360,602	30,099,998	30,621,070
Diluted	30,481,991	30,121,077	30,777,985

Dividends declared per share	$0.26	$0.133	$0.133

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2010, 2009, and 2008
(In thousands except share data)

	Inter Parfums, Inc. shareholders
					Accumulated
	Common stock		Additional		other
	outstanding		paid-in	Retained	comprehensive	Treasury stock		Noncontrolling
	Shares	Amount	capital	earnings	income	Shares	Amount	interest	Total
Balance – January 1, 2008	30,798,212	$31	$40,023	$147,995	$30,955	9,303,956	$(26,344)	$53,925	$246,585
Comprehensive income:
Net income	—	—	—	23,765	—	—	—	6,357	30,122
Foreign currency translation adjustments	—	—	—	—	(9,755)	—	—	(2,888)	(12,643)
Net derivative instrument gain, net of tax	—	—	—	—	4,315	—	—	1,514	5,829
Dividends	—	—	—	(4,039)	—	—	—	(1,735)	(5,774)
Shares issued upon exercise of stock options including income tax benefit of $988	33,150	—	1,260	—	—	—	—	—	1,260
Stock compensation	—	—	452	304	—	—	—	134	890
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(8,462)	(8,462)
Sale of subsidiary shares to noncontrolling interest	—	—	215	—	—	—	—	2,463	2,678
Purchased treasury shares	(662,423)	(1)	—	—	—	662,423	(4,975)	—	(4,976)
Balance – December 31, 2008	30,168,939	30	41,950	168,025	25,515	9,966,379	(31,319)	51,308	255,509
Comprehensive income:
Net income	—	—	—	22,367	—	—	—	7,791	30,158
Foreign currency translation adjustments	—	—	—	—	6,789	—	—	1,978	8,767
Reclassification from OCI into earnings, net					(4,423)			(1,499)	(5,922)
Net derivative instrument gain, net of tax	—	—	—	—	141	—	—	32	173
Dividends	—	—	—	(3,974)	—	—	—	(1,716)	(5,690)
Shares issued upon exercise of stock options including income tax benefit of $692	243,600	—	2,711	—	—	(150,000)	476	—	3,187
Stock compensation	—	—	510	193	—	—	—	102	805
Sale of subsidiary shares to noncontrolling interest	—	—	(45)	—	—	—	—	2,671	2,626
Purchased treasury shares	(108,100)	—	—	—	—	108,100	(631)	—	(631)
Shares received as proceeds of option exercises	(132,487)	—	—	—	—	132,487	(1,569)	—	(1,569)
Balance – December 31, 2009	30,171,952	30	45,126	186,611	28,022	10,056,966	(33,043)	60,667	287,413
Comprehensive income:
Net income	—	—	—	26,593	—	—	—	9,082	35,675
Foreign currency translation adjustments	—	—	—	—	(13,348)	—	—	(4,436)	(17,784)
Net derivative instrument gain, net of tax	—	—	—	—	83	—	—	74	157
Dividends	—	—	—	(7,901)	—	—	—	(2,048)	(9,949)
Shares issued upon exercise of stock options and warrants including income tax benefit of $520	376,455	—	4,012	—	—	(150,000)	493	—	4,505
Stock compensation	—	—	597	150	—	—	—	52	799
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,087)	—	—	—	—	(2,508)	(4,595)
Sale of subsidiary shares to noncontrolling interest	—	—	1,239	—	—	—	—	4,087	5,326
Shares received as proceeds of option exercises	(102,526)	—	—	—	—	102,526	(1,601)	—	(1,601)
Balance – December 31, 2010	30,445,881	$30	$48,887	$205,453	$14,757	10,009,492	$(34,151)	$64,970	$299,946

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2010, 2009, and 2008
(In thousands except share and per share data)

	2010	2009	2008
Net income	$35,675	$30,158	$30,122

Other comprehensive income:
Net derivative instrument gain, net of tax	157	173	5,829
Reclassification from OCI into earnings, net	-	(5,922)	-
Translation adjustments, net of tax	(17,784)	8,767	(12,643)
	(17,627)	3,018	(6,814)
Comprehensive income	18,048	33,176	23,308

Comprehensive income attributable to noncontrolling interests:

Net income	9,082	7,791	6,357
Net derivative instrument gain, net of tax	74	32	1,514
Reclassification from OCI into earnings, net	-	(1,499)	-
Translation adjustments, net of tax	(4,436)	1,978	(2,888)
	4,720	8,302	4,983
Comprehensive income attributable to Inter Parfums Inc.:	$13,328	$24,874	$18,325

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$35,675	$30,158	$30,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,188	10,963	9,925
Impairment of goodwill and trademark	—	2,213	936
Provision for doubtful accounts	3,127	1,394	148
Noncash stock compensation	895	947	1,119
Deferred tax (benefit) provision	(4,558)	(3,079)	4,118
Change in fair value of derivatives	(362)	(861)	1,759
Changes in:
Accounts receivable	(5,915)	20,912	(8,768)
Inventories	(29,110)	40,628	(23,285)
Other assets	2,127	(4,841)	4,010
Accounts payable and accrued expenses	20,804	(18,900)	(18,051)
Income taxes payable, net	5,974	5,106	(8,461)
Net cash provided by (used in) operating activities	37,845	84,640	(6,428)
Cash flows from investing activities:
Purchases of short-term investments	(112,495)	—	(5,144)
Proceeds from sale of short-term investments	63,510	—	5,144
Purchase of equipment and leasehold improvements	(6,085)	(5,526)	(3,803)
Payment for intangible assets acquired	(22,209)	(775)	(1,095)
Net cash used in investing activities	(77,279)	(6,301)	(4,898)
Cash flows from financing activities:
Proceeds from (repayment of) loans payable – banks	254	(9,005)	7,089
Repayment of long-term debt	(10,865)	(12,408)	(16,292)
Purchase of treasury stock	(106)	(660)	(4,975)
Proceeds from exercise of options and warrants including tax benefits	3,009	1,648	1,260
Proceeds from sale of stock of subsidiary	5,326	2,658	2,695
Payment for acquisition of noncontrolling interests	(4,595)	—	(18,493)
Dividends paid	(6,918)	(3,974)	(4,069)
Dividends paid to noncontrolling interests	(2,048)	(1,716)	(1,735)
Net cash used in financing activities	(15,943)	(23,457)	(34,520)
Effect of exchange rate changes on cash	(7,542)	3,181	(1,784)
Net increase (decrease) in cash and cash equivalents	(62,919)	58,063	(47,630)
Cash and cash equivalents – beginning of year	100,467	42,404	90,034
Cash and cash equivalents – end of year	$37,548	$100,467	$42,404
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,297	$2,633	$3,894
Income taxes	14,944	13,085	13,311

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

(1)           The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (“the Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 53%, 57% and 56% of net sales in 2010, 2009 and 2008, respectively.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 74% owned Inter Parfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In June 2008, IPSA formed a wholly-owned subsidiary, Inter Parfums (Suisse) SA, to hold and manage certain of its brand names and in 2010 IPSA formed two wholly-owned subsidiaries, Interparfums Singapore Pte. Ltd., and Interparfums Luxury Brands, Inc., an Asian sales and marketing office and a U.S. distribution company, respectively. All material intercompany balances and transactions have been eliminated.

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

Short-term Investments

From time to time, the Company has short-term investments which consist of certificates of deposit with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes our credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts or balances which are estimated to be uncollectible aggregating $5.9 million and $2.4 million as of December 31, 2010 and 2009, respectively. Accounts receivable balances are written off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

Inventories

Inventories, including promotional merchandise, only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated, $3.0 million, $2.3 million and $4.1 million as of December 31, 2010, 2009 and 2008, respectively.

Derivatives

All derivative instruments are recorded as either assets or liabilities and measured at fair value. The Company uses derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in equity (as a component of accumulated other comprehensive income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. The Company also holds certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are also recorded in earnings immediately.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements.

Goodwill and Other Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. Impairment of goodwill is evaluated using a two step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions the Company makes will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, the Company engages third party valuation specialists to advise us.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. To determine fair value of indefinite-lived intangible assets, the Company uses an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, impairment is recorded.

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

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of fragrance and fragrance related products.  Domestic and international sales are made to third party distributors or direct to department stores, perfumeries and specialty retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer was its former U.S. prestige fragrance distributor which accounted for 8%, 11% and 12% of consolidated net sales in 2010, 2009 and 2008, respectively. In 2010, the Company formed a wholly-owned U.S. subsidiary which took over such distribution in the U.S. beginning January 1, 2011.

Revenue Recognition

Revenue is recognized when merchandise is shipped and the risk of loss passes to the customer. The Company, at its discretion, permits limited returns of merchandise and establishes allowances for estimated returns based upon historic trends and relevant current data. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs, which aggregated $5.3 million, $5.0 million and $6.2 million in 2010, 2009 and 2008, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Payments to Customers

The Company records revenues generated from purchase with purchase promotions as sales and the costs of its purchase with purchase and gift with purchase promotions as cost of sales. Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of net sales.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $69.2 million, $55.8 million and $65.8 million for 2010, 2009 and 2008, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $30.2 million, $29.8 million and $34.3 million in 2010, 2009 and 2008, respectively. Accrued expenses include approximately $14.7 million and $9.2 million in advertising liabilities as of December 31, 2010 and 2009, respectively.

Package Development Costs

Package development costs associated with new products and redesigns of existing product packaging are expensed as incurred.

Operating Leases

The Company recognizes rent expense from operating leases with various step rent provisions, rent concessions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. In the event the Company receives capital improvement funding from its landlord, these amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

License Agreements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, range from approximately 2 years to 15 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

Most of the Company’s licenses were entered into to create additional business.  In some cases, the Company may pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing fragrance business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

 Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

In addition, the Company is exposed to certain concentration risk. Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no uncertain tax position at December 31, 2010. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010.

Issuance of Common Stock by Consolidated Subsidiary

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, is reflected as an equity adjustment in the consolidated balance sheets.

Treasury Stock

The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts within the parameters authorized by the Board. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure and clarifications of existing disclosures are effective for interim and annual periods beginning after December 31, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010 and are not expected to have a material impact on the Company’s consolidated financial statements. The adoption of the applicable provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

Reclassifications

For the 2009 period, the Company reclassified $2.0 million of foreign currency translation adjustments originally included as an increase to comprehensive income of Inter Parfums, Inc., to the noncontrolling interest. There was no effect on the consolidated statements of income or per share amounts. As of December 31, 2009, the balance sheet effect of this reclassification is a decrease in accumulated other comprehensive income attributable to Inter Parfums, Inc. and a corresponding increase in noncontrolling interest.

Certain prior year amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current period presentation. More specifically, proceeds from sale of stock of subsidiary and payments for acquisition of noncontrolling interests have been reclassified from net cash provided by (used in) investing activities to net cash provided by (used in) financing activities.

(2)	Recent Agreements

Burberry

In December 2010, the Company entered into an amendment to the Burberry license agreement dated October 12, 2004 (the "License Agreement"). The amendment extends the term of the License Agreement for one year until December 31, 2017, and also extends for one year the time to exercise the five-year optional term of the License Agreement that requires the mutual consent of the Company and Burberry, which now must be exercised, if at all, prior to December 31, 2015. If the optional term is exercised, then the License would expire on December 31, 2022. The amendment also extends the time for Burberry to exercise its right to buy back the license for one year from December 31, 2011 to December 31, 2012.

Burberry has not exercised any buy back options to date. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the then fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry products.

Boucheron

In December 2010, the Company entered into an exclusive worldwide license agreement with Boucheron Parfums SAS to create, produce and distribute perfumes and ancillary products under the Boucheron brand. Our rights under such license agreement, which took effect on January 1, 2011 and runs through December 31, 2025, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company also paid an upfront entry fee of €15 million (approximately $20 million) for this license, and purchased the inventory of the former licensee for €1.7 million (approximately $2.3 million).

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Nine West

In July 2010, the Company entered into an exclusive worldwide license agreement with Nine West Development Corporation for the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement, which runs through December 31, 2016, contains a provision for further renewal if certain conditions are met. The agreement also provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Betsey Johnson

In July 2010, the Company entered into an exclusive worldwide agreement with Betsey Johnson LLC under which the Company will design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement, which runs through December 31, 2015 with a five year optional term if certain conditions are met, encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Montblanc

In January 2010, the Company entered into an exclusive worldwide license agreement with Montblanc International GmbH to create, produce and distribute perfumes and ancillary products under the Montblanc brand. Our rights under such license agreement, which took effect on July 1, 2010 and runs through December 31, 2020, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company also paid an upfront entry fee of €1 million (approximately $1.4 million) for this license, purchased the inventory of the former licensee for €4 million (approximately $5.7 million).

Jimmy Choo

In October 2009, The Company entered into an exclusive worldwide license agreement with J Choo Limited, which commenced on January 1, 2010, for the creation, development and distribution of fragrances under the Jimmy Choo brand. Our rights under such license agreement, which runs through 2022, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. A member of the Company’s Board of Directors is also a member of the Board of Directors of J Choo Limited.

Gap Inc.

Our association with The Gap Inc. began in July 2005, when the Company entered into an exclusive agreement to develop, produce, manufacture and distribute personal care and home fragrance products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In April 2008, the Company expanded our relationship with The Gap Inc. with the signing of a licensing agreement for international distribution of personal care products through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

The initial term of the agreement with The Gap Inc. expired on August 31, 2009, and the Company had entered into a series of short-term extension agreements to continue the relationship as it previously existed while the Company was in discussions with The Gap Inc. for a formal extension of the agreement. In March 2010, the Company signed a new specialty retail agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada with terms and conditions similar to those of the original agreement. This new agreement and our international licensing agreement expire December 31, 2011. The Company is currently in discussion with The Gap Inc. on potential renewals of the agreements, however, no assurance can be given that such agreements will be renewed or what the terms of such renewal might be.

As an inducement to enter into the initial agreement with The Gap, Inc., in July 2005, the Company granted a five year warrant to purchase 150,000 shares of our common stock to The Gap Inc. at $16.80 per share, and in September 2006 the Company granted The Gap Inc. an additional five year warrant for 150,000 shares of our common stock exercisable at $11.46 per share. The fair market value of the warrants granted aggregated approximately $1.7 million and was determined on the date of the first grant using the Black-Scholes option pricing model. Such amount was capitalized as an intangible asset and amortized over the initial term of the agreement. Such amortization is included in selling, general and administrative expenses in the accompanying consolidated financial statements.

In May 2010, the Company received proceeds of $1.7 million upon the exercise of 150,000 of the warrants and in July 2010 the remaining 150,000 expired unexercised.

bebe Stores, Inc.

In July 2008, the Company entered into an exclusive six-year worldwide agreement with bebe Stores, Inc. under which the Company designs, manufactures and supplies fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada as well as select specialty and department stores worldwide.

(3)	Acquisition of Noncontrolling Interests

In 2008, the Company acquired an additional 3.6% interest in IPSA, our majority-owned French subsidiary, from its noncontrolling shareholders for cash of approximately $18.5 million.

The allocation of the purchase price was as follows:

2008

Trademarks	$15,458
Noncontrolling interests	8,356
Deferred tax liability	(5,321)
Total	$18,493

The acquisition was accounted for under the purchase method. Beginning in 2009, all changes in our ownership interest in majority owned subsidiaries are accounted for as equity transactions. As of December 31, 2010, our ownership interest in IPSA is approximately 74%.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2010	2009
Raw materials and component parts	$40,809	$29,052
Finished goods	69,031	56,376
	$109,840	$85,428

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$49,391	$—	$49,391	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,024	—	1,024	—

	$50,415	$—	$50,415	$—
Liabilities:
Interest rate swaps	$333	$—	$333	$—

(In thousands)		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$5,620	$—	$5,620	$—

Liabilities:
Interest rate swaps	$752	$—	$752	$—

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
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using third party quotes obtained from financial institutions.

(6)	Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. Cash-flow hedges were highly effective, in all material respects.

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$—	(5,370)	Gain (loss) on foreign currency	$—	(2,792)	Gain (loss) on foreign currency	$(2,638)	776

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	December 31, 2010	December 31, 2009

Interest rate swaps	Interest expense	$362	$85
Foreign exchange contracts	Gain (loss) on foreign currency	$(86)	$77

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2010 and 2009 resulted in an asset and are included in other current assets on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At December 31, 2010, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $38 million and GB pounds 5.5 million which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2010	2009
Equipment	$26,778	$23,293
Leasehold improvements	2,107	2,101
	28,885	25,394
Less accumulated depreciation and amortization	17,678	16,203
	$11,207	$9,191

Depreciation and amortization expense was $3.5 million, $4.3 million and $3.1 million for 2010, 2009 and 2008, respectively.

(8)	Trademarks, Licenses and Other Intangible Assets

2010	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,671	$—	$6,671
Trademarks (finite lives)	51,680	134	51,546
Licenses (finite lives)	70,250	18,881	51,369
Other intangible assets (finite lives)	13,220	11,404	1,816
Subtotal	135,150	30,419	104,731
Total	$141,821	$30,419	$111,402

2009	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,864	$—	$6,864
Trademarks (finite lives)	55,709	128	55,581
Licenses (finite lives)	52,909	15,418	37,491
Other intangible assets (finite lives)	15,043	13,180	1,863
Subtotal	123,661	28,726	94,935
Total	$130,525	$28,726	$101,799

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

In 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No other impairment charges for trademarks with indefinite useful lives were required in 2010, 2009 and 2008. Amortization expense was $5.7 million, $6.7 million and $6.9 million for 2010, 2009 and 2008, respectively. Amortization expense is expected to approximate $6.7 million in 2011, $6.6 million in 2012 and $5.7 million in 2013, 2014 and 2015. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 14 years, 10 years and 2 years, respectively, and 11 years in the aggregate.

In connection with the purchase of the Lanvin brand names and trademarks in 2007, Lanvin has the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

(9)	Goodwill and Other Intangible Assets

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis, and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,337	$—	$—	$2,337

Goodwill	$3,654	$—	$—	$3,654

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,586	$—	$—	$2,586

Goodwill	$3,927	$—	$—	$3,927

The goodwill and trademarks referred to above, relates to the Company’s Nickel skin care business which is primarily a component of our European operations. As of December 31, 2009, the Company has measured fair value of goodwill to be equal to the average of purchase price indications received from several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.7 million. The same evaluation was performed as of December 31, 2010 and no further impairment was noted. Accumulated impairment losses relating to goodwill aggregated $3.5 million as of December 31, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

To determine fair value of indefinite-lived intangible assets, the Company uses an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. The Company uses this method to determine if an impairment charge is required relating to our Nickel brand trademarks. In 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No impairment charge was required in 2010. The Company assumed a market royalty rate of 6% and a discount rate of 7.4%.

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.4%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions that the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Activity relating to the goodwill is as follows:

	December 31,
	2010	2009
Balance - beginning of year	$3,927	$5,470
Effect of changes in foreign currency translation rates	(273)	134
Impairment loss	—	(1,677)
Balance - end of year	$3,654	$3,927

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $23 million. These credit lines bear interest at the three month EURIBOR plus 0.6% (the three month EURIBOR was 1.17% at December 31, 2010). Outstanding amounts totaled $5.2 million and $0.8 million at December 31, 2010 and 2009, respectively.

The Company and its domestic subsidiaries have available a $15 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.25% as of December 31, 2010). The line of credit which has a maturity date of January 2, 2012 is expected to be renewed on an annual basis. There was no balance due as of December 31, 2010 and $4.2 million was outstanding at December 31, 2009.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

The weighted average interest rate on short-term borrowings was 1.77% and 2.50% as of December 31, 2010 and 2009, respectively.

(11)	Long-term Debt

Long-term debt consists of the following:
	December 31,
	2010	2009
18 million euro fixed rate facility at 4.1%, payable in 20 quarterly installments	$5,211	$11,011
22 million euro variable rate facility at three month EURIBOR plus 0.40%, payable in 20 equal quarterly installments	10,621	18,183
Other	297	400
	16,129	29,594
Less current maturities	11,090	11,732
Total	$5,039	$17,862

In connection with the 22 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of 4.42%. These derivative instruments are recorded at fair value and changes in fair value which aggregated a gain of $0.3 million and $0.1 million in 2010 and 2009, respectively, are reflected in interest expense on the consolidated statements of income.

Some of the Company’s long-term debt facilities require the maintenance of certain financial covenants including a debt equity ratio of less than one and a debt to adjusted net income ratio of less than three. One facility contains cross default provisions by permitting acceleration of the debt if any affiliated company of the debtor defaults in any other debt facility, and the creditor of such other debt facility accelerates such debt and such affiliated debtor does not in good faith contest such default and acceleration. The Company is in compliance with all of the covenants and other restrictions of our debt agreements. Using December 31, 2010 exchange rates, maturities of long-term debt subsequent to December 31, 2010 are $11.1 million in 2011 and $5.0 million in 2012.

(12)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2015. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $10.6 million, $9.9 million and $9.9 million in 2010, 2009 and 2008, respectively. Minimum future annual rental payments are as follows:

2011	$6,939
2012	4,649
2013	3,581
2014	2,968
2015	2,514
Thereafter	9,137
$29,788

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2025. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2011	$140,364
2012	145,081
2013	149,748
2014	153,227
2015	157,916
Thereafter	494,321
$1,240,657

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2010, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $40.2 million, $35.5 million and $37.3 million, in 2010, 2009 and 2008, respectively.

(13)	Equity

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

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2010 and 2009 aggregated $0.5 million and $0.4 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	480,598	$3.92
Nonvested options granted	120,200	$5.59
Nonvested options vested or forfeited	119,955	$3.98
Nonvested options – end of year	480,843	$4.32

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Share-based payment expenses decreased income before income taxes by $0.9 million in both 2010 and 2009 and $1.1 million in 2008, decreased net income by $0.55 million, $0.54 million and $0.62 million in 2010, 2009 and 2008, respectively, and reduced diluted earnings per share by $0.02 in 2010, 2009 and 2008.

The following table summarizes stock option activity and related information as of December 31, 2010 and does not include information relating to options of IPSA granted by IPSA, our majority- owned subsidiary:

	Year ended December 31,
	2010		2009		2008
	Options	Weighted Average exercise price	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Shares under option - beginning of year	920,825	$11.32	1,138,375	$11.23	1,206,600	$12.29
Options granted	120,200	18.64	100,550	11.90	246,100	9.86
Options exercised	(226,455)	10.00	(243,600)	10.24	(33,150)	8.22
Options cancelled	(6,950)	11.27	(74,500)	14.20	(281,175)	14.92
Shares under options - end of year	807,620	12.78	920,825	11.32	1,138,375	11.23

At December 31, 2010, options for 823,075 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $4.9 million as of December 31, 2010 and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. common stock aggregated $1.7 million, which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, IPSA, was 1.0 million euro. Options under IPSA plans vest four years after grant.

The weighted average fair values of the options granted by Inter Parfums, Inc. during 2010, 2009 and 2008 were $5.59, $4.40 and $3.36 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2010, 2009 and 2008 are set forth in the following table. Expected volatility is estimated based on historic volatility of the Company’s common stock. The Company uses the simplified method in developing its estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters recently instituted by the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price continue to increase.

	Year Ended December 31,
	2010	2009	2008
Weighted-average expected stock-price volatility	39%	49%	41%
Weighted-average expected option life	4.5 years	4.5 years	4.7 years
Weighted-average risk-free interest rate	2.1%	2.6%	2.3%
Weighted-average dividend yield	1.7%	2.0%	1.25%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by IPSA, our majority-owned subsidiary whose stock is publicly traded in France. No options were granted by IPSA in 2008. The weighted average fair values of the options granted by IPSA during 2010 and 2009 were 6.55 euro per share and 4.27 euro per share, respectively, on the date of grant using the Black-Scholes option pricing model.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2010	2009	2008
Cash proceeds from stock options exercised	$771	$956	$272
Tax benefits	$520	$692	$988
Intrinsic value of stock options exercised	$1,195	$407	$158

The following table summarizes additional stock option information as of December 31, 2010:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$6.15 – $6.93	81,530	3.96 years	31,940
$11.30 – $11.41	155,775	3.08 years	14,475
$12.14 – $12.64	214,165	3.80 years	92,675
$13.10 – $13.45	237,450	1.97 years	185,888
$15.62	6,000	5.24 years	—
$18.00	3,000	2.41 years	1,800
$19.03	109,700	6.00 years	—
Totals	807,620	3.44 Years	326,778

As of December 31, 2010 the weighted average exercise price of options exercisable was $12.27 and the weighted average remaining contractual life of options exercisable is 2.54 years. The aggregate intrinsic value of options exercisable at December 31, 2010 is $2.1 million.

The Chief Executive Officer and the President each exercised 75,000 outstanding stock options of the Company’s common stock in both 2010 and 2009. The aggregate exercise prices of $1.5 million in both 2010 and 2009 were paid by them tendering to the Company in 2010 and 2009 an aggregate of 95,744 and 129,984 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2010 and 2009 an additional 6,782 and 2,503 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Treasury Stock

As of December 31, 2008, the Board of Directors of the Company authorized the repurchase of up to 1,031,863 shares of the Company’s common stock. During 2009, the Company repurchased 108,100 shares of its common stock at an average price of $5.84 per common share.

Dividends

The quarterly dividend of $2.0 million ($0.065 per share) declared in December 2010 was paid in January 2011. Furthermore, in January 2011 the Board of Directors of the Company authorized a 23% increase in the annual dividend to $0.32 per share. The first quarterly dividend of $0.08 per share will be paid on April 15, 2011 to shareholders of record on March 31, 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

(14)	Net Income Attributable to Inter Parfums, Inc. Common Shareholders

Net income attributable to Inter Parfums, Inc. per common share (“basic EPS”) is computed by dividing net earnings attributable to Inter Parfums, Inc. by the weighted-average number of shares outstanding. Net earnings attributable to Inter Parfums, Inc. per share assuming dilution (“diluted EPS”), is computed using the weighted average number of shares outstanding, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. All share and per share amounts for dates and periods prior to the stock split discussed in Note 13 have been restated to reflect the retroactive effect of the stock split. The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Inter Parfums, Inc.	$26,593	$22,367	$23,765
Effect of dilutive securities of consolidated subsidiary	(86)	(18)	(99)
Numerator for diluted earnings per share	$26,507	$22,349	$23,666
Denominator:
Weighted average shares	30,360,602	30,099,998	30,621,070
Effect of dilutive securities:
Stock options and warrants	121,389	21,079	156,915
Denominator for diluted earnings per share	30,481,991	30,121,077	30,777,985

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.88	$0.74	$0.78
Diluted	0.87	0.74	0.77

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 154,160, 889,000, and 541,000 shares of common stock for 2010, 2009, and 2008, respectively, and outstanding warrants to purchase 81,250, 300,000 and 187,500 shares of common stock for 2010, 2009 and 2008, respectively.

(15)	Segments and Geographic Areas

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2010	2009	2008
Net sales:
United States	$55,535	$47,810	$59,657
Europe	404,876	361,662	389,009
Eliminations of intercompany sales	—	(8)	(2,542)
	$460,411	$409,464	$446,124
Net income attributable to inter Parfums, Inc.:
United States	$769	$(178)	$1,960
Europe	25,803	22,482	21,862
Eliminations	21	63	(57)
	$26,593	$22,367	$23,765
Depreciation and amortization expense:
United States	$582	$1,116	$1,283
Europe	8,606	9,847	8,642
	$9,188	$10,963	$9,925
Interest and dividend income:
United States	$2	$—	$4
Europe	1,650	982	1,741
	$1,652	$982	$1,745
Interest expense:
United States	$71	$177	$142
Europe	2,045	2,470	4,798
	$2,116	$2,647	$4,940
Income tax expense (benefit):
United States	$596	$148	$1,087
Europe	17,554	15,996	15,263
Eliminations	15	46	(38)
	$18,165	$16,190	$16,312

	December 31,
	2010	2009	2008
Total assets:
United States	$40,896	$45,580	$56,320
Europe	398,547	382,628	380,058
Eliminations of investment in subsidiary	(1,338)	(9,120)	(11,241)
	$438,105	$419,088	$425,137
Additions to long-lived assets:
United States	$305	$190	$479
Europe	27,990	6,111	19,877
	$28,295	$6,301	$20,356
Total long-lived assets:
United States	$5,335	$5,612	$6,537
Europe	120,929	109,305	111,525
	$126,264	$114,917	$118,062
Deferred tax assets:
United States	$1,580	$1,399	$586
Europe	5,650	2,689	2,802
	$7,230	$4,088	$3,388

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

United States export sales were approximately $25.7 million, $14.0 million and $22.5 million in 2010, 2009 and 2008, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2010	2009	2008
North America	$91,200	$96,800	$108,600
Europe	211,800	184,900	204,100
Central and South America	41,900	29,300	38,000
Middle East	45,500	42,300	39,200
Asia	66,500	53,600	53,000
Other	3,500	2,600	3,200

	$460,400	$409,500	$446,100

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$86,000	$88,000	$101,000
United Kingdom	$35,000	$31,000	$25,000
France	$37,000	$37,000	$38,000

(16)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2006. The French Tax Authorities commenced an examination of the French subsidiary’s income tax returns for 2006 through 2008 in the first quarter of 2010 that was completed early 2011. As of December 31, 2010, no significant adjustments were reported by the French Tax Authorities on the subsidiary’s income tax positions. Management is currently evaluating those proposed adjustments and if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company did not recognize any increase in the liability for unrecognized tax benefits and has no uncertain tax position at December 31, 2010. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No interest or penalties were recognized during the periods presented and there is no accrual for interest and penalties at December 31, 2010.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2010	2009	2008
U.S. operations	$1,364	$(30)	$3,047
Foreign operations	52,476	46,378	43,387

	$53,840	$46,348	$46,434

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$515	$280	$56
State and local	112	119	86
Foreign	22,096	18,870	12,052
	22,723	19,269	12,194
Deferred:
Federal	22	(260)	886
State and local	(53)	9	59
Foreign	(4,527)	(2,828)	3,173
	(4,558)	(3,079)	4,118
Total income tax expense	$18,165	$16,190	$16,312

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
State net operating loss carryforwards	$433	$508
Federal net operating loss carryforwards	—	150
Foreign net operating loss carryforwards	1,725	785
Alternative minimum tax credit carryforwards	514	282
Inventory and accounts receivable	372	817
Profit sharing	1,575	1,121
Stock option compensation	610	360
Effect of inventory profit elimination	3,605	1,011
Other	514	450
Total gross deferred tax assets	9,348	5,484
Valuation allowance	(2,118)	(1,396)
Net deferred tax assets	7,230	4,088
Deferred tax liabilities (long-term):
Property, plant, and equipment	(8)	(13)
Trademarks and licenses	(6,473)	(7,731)
Unrealized gains on hedging transactions	—	(995)
Other	(308)	(102)
Total deferred tax liabilities	(6,789)	(8,841)
Net deferred tax assets (liabilities)	$441	$(4,753)

At December 31, 2010 state net operating loss carry-forwards, subject to applicable state apportionment, for New York State and New York City tax purposes of approximately $7.2 million and for New Jersey tax purposes of approximately $5.2 million expire at various dates through 2012. Valuation allowances had been provided on the potential benefit of such state net operating loss carry-forwards as it was determined that future tax benefits from option compensation deductions might prevent the net operating loss carry-forwards from being fully utilized. In 2010, 2009 and 2008, $0.2 million, $0.6 million and $1.1 million, respectively of such valuation allowances were realized which are equal to the benefits realized from the utilization of net operating loss carry-forwards. The amount realized and any future realization of the valuation allowance is credited to additional paid-in capital.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

In addition, valuation allowances of $0.9 million and $0.8 million have been provided in 2010 and 2009, respectively, against certain foreign net operating loss carry-forwards, as it was determined that future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards recognized. In 2008, one of our foreign subsidiaries was merged into IPSA and as a result of the merger the Company recognized a tax benefit of $0.7 million from the utilization of certain foreign operating loss carry-forwards including those for which valuation allowances had been previously recorded.

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes on $182 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2010	2009	2008
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.1	0.2	0.3
Effect of foreign taxes greater than (less than) U.S. statutory rates	(0.5)	0.6	1.0
Other	0.1	0.1	(0.2)
Effective rates	33.7%	34.9%	35.1%

(17)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consists of the following:

	Year ended December 31,
	2010	2009	2008

Net derivative instruments, beginning of year	$130	$4,412	$97
Reclassification adjustment for gains included in net income	—	(4,423)
Gain (loss) on derivative instruments	83	141	4,315
Net derivative instruments, end of year	213	130	4,412

Cumulative translation adjustments, beginning of year	27,892	21,103	30,858
Translation adjustments	(13,348)	6,789	(9,755)
Cumulative translation adjustments, end of year	14,544	27,892	21,103

Accumulated other comprehensive income	$14,757	$28,022	$25,515

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

(18)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2010	2009	2008

Net income attributable to Inter Parfums, Inc.	$26,593	$22,367	$23,765
Increase (decrease) in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	(848)	(45)	215
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$25,745	$22,322	$23,980

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2010	$2,096	3,147	(106)	(d)	770	(a)	4,367
Year ended December 31, 2009	$1,185	1,295	57	(d)	441	(a)	2,096
Year ended December 31, 2008	$2,228	198	(59)	(d)	1,182	(a)	1,185

Sales return accrual:
Year ended December 31, 2010	$296	1,496	-		232	(b)	1,560
Year ended December 31, 2009	$118	385	-		207	(b)	296
Year ended December 31, 2008	$124	724	-		730	(b)	118

Inventory Reserve:
Year ended December 31, 2010	$7,150	1,766	(405)	(d)	2,269	(c)	6,242
Year ended December 31, 2009	$7,394	2,237	195	(d)	2,676	(c)	7,150
Year ended December 31, 2008	$7,063	3,703	(386)	(d)	2,986	(c)	7,394

(a)	Write off of bad debts.
(b)	Represents actual returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 8, 2011
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 8, 2011
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	February 28, 2011
Philippe Benacin

/s/ Philippe Santi	Director	March 1, 2011
Philippe Santi

/s/ Francois Heilbronn	Director	March 1, 2011
Francois Heilbronn

/s/ Jean Levy	Director	March 7, 2011
Jean Levy

/s/ Robert Bensoussan-Torres	Director	March 8, 2011
Robert Bensoussan-Torres

/s/ Serge Rosinoer	Director	March 1, 2011
Serge Rosinoer

/s/ Patrick Choël	Director	February 27, 2011
Patrick Choël

EXHIBIT INDEX

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

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

           The following additional documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2010:

Exhibit No.	Description

3.1	Interparfums Singapore Pte. Ltd Memorandum and Articles of Association

3.2	Interparfums Luxury Brands, Inc. Certificate of Incorporation

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2010:

Exhibit No.	Description
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

The following documents, which have been previously filed, are filed again with this report:

		Page
Exhibit No.	Description	Number
10.111	Licence Agreement among Burberry Ltd., Inter Parfums, S.A. and Inter Parfums, Inc. dated 12 October 2004 (Certain confidential information in Exhibit 10.111 has been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	152

10.116	Logistics Service Contract (effective January 1, 2005) between Inter Parfums, S.A. and Sagatrans (French Original)	407

10.116.1	Logistics Service Contract (effective January 1, 2005) between Inter Parfums, S.A. and Sagatrans (English Translation)	426

10.119	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (French original)	445

10.119.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage droite (English translation)	452

10.120	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (French original)	459

10.120.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Inter Parfums, S.A., 30 Jun 2005, Locaux 4 eme etage gauche (English translation)	466

The following documents are filed with this report:

		Page
Exhibit No.	Description	Number
4.31	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2010 with Schedule of Option Holders and Options Granted	149

10.145	Amendment Number 2 to Licence Agreement between Burberry Limited, Inter Parfums, S.A., and Inter Parfums, Inc. dated December 21, 2010 (Certain confidential information in this Exhibit 10.145 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	473

10.146	License Agreement between Boucheron Parfums, SAS and Inter Parfums, S.A. dated December 17, 2010 (Certain confidential information in this Exhibit 10.146 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	476

10.147	$15 Million Master Promissory Note Dated as of February 1, 2011 in favor of Capital One, NA	751

21	List of Subsidiaries	756

23.1	Consent of WeiserMazars LLP	757

23.2	2009 Consent of Mazars LLP	758

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	759

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	762

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	763

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	764