Form 10-Q
period 2011-03-31
INTER PARFUMS INC
filed 2011-05-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York     10176

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

At May 6, 2011, there were 30,482,281 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INDEX

Page Number
Part I. Financial Information	1

Item 1. Financial Statements	1

Consolidated Balance Sheets
as of March 31, 2011 and December 31, 2010	2

Consolidated Statements of Income
for the Three Months Ended
March 31, 2011 and March 31, 2010	3

Consolidated Statements of Changes in Equity
for the Three Months Ended
March 31, 2011 and March 31, 2010	4

Consolidated Statements of Comprehensive Income
for the Three Months Ended
March 31, 2011 and March 31, 2010	5

Consolidated Statements of Cash Flows
for the Three Months Ended
March 31, 2011 and March 31, 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4. Controls and Procedures	29

Part II. Other Information	30

Item 6. Exhibits	30

Signatures	30

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2010 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$40,979	$37,548
Short-term investments	43,100	49,391
Accounts receivable, net	122,295	97,593
Inventories	141,848	109,840
Receivables, other	1,554	3,688
Other current assets	6,775	4,635
Deferred tax assets	7,710	7,230
Total current assets	364,261	309,925
Equipment and leasehold improvements, net	13,958	11,207
Goodwill	3,875	3,654
Trademarks, licenses and other intangible assets, net	116,693	111,402
Other assets	1,821	1,917
Total assets	$500,608	$438,105

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$6,368	$5,250
Current portion of long-term debt	10,428	11,090
Accounts payable - trade	78,365	52,694
Accrued expenses	45,883	47,413
Income taxes payable	12,358	7,905
Dividends payable	2,439	1,979
Total current liabilities	155,841	126,331
Long-term debt, less current portion	3,631	5,039
Deferred tax liability	7,041	6,789
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,482,281 and 30,445,881 shares at March 31, 2011 and December 31, 2010, respectively	30	30
Additional paid-in capital	49,721	48,887
Retained earnings	215,818	205,453
Accumulated other comprehensive income	27,873	14,757
Treasury stock, at cost, 10,009,492 common shares at March 31, 2011 and December 31, 2010	(34,151)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	259,291	234,976
Noncontrolling interest	74,804	64,970
Total equity	334,095	299,946
Total liabilities and equity	$500,608	$438,105

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010

Net sales	$133,363	$119,373

Cost of sales	46,772	47,652

Gross margin	86,591	71,721

Selling, general and administrative expenses	61,049	55,698

Income from operations	25,542	16,023

Other expenses (income):
Interest expense	440	589
(Gain) loss on foreign currency	(419)	2,382
Interest income	(317)	(255)

	(296)	2,716

Income before income taxes	25,838	13,307

Income taxes	8,498	4,357

Net income	17,340	8,950

Less: Net income attributable to the noncontrolling interest	4,581	2,400

Net income attributable to Inter Parfums, Inc.	$12,759	$6,550

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.42	$0.22
Diluted	$0.41	$0.22

Weighted average number of shares outstanding:
Basic	30,474	30,192
Diluted	30,634	30,291

Dividends declared per share	$0.08	$0.065

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2010	$30	$45,126	$186,611	$28,022	$(33,043)	$60,667	$287,413
Comprehensive income:
Net income	—	—	6,550	—	—	2,400	8,950
Foreign currency translation adjustment	—	—	—	(12,998)	—	(4,038)	(17,036)
Net derivative instrument gain (loss), net of tax	—	—	—	(15)	—	74	59
Shares issued upon exercise of stock options	—	437	—	—	—	—	437
Sale of subsidiary shares to noncontrolling interests	—	961	—	—	—	2,862	3,823
Dividends	—	—	(1,964)	—	—	—	(1,964)
Stock compensation	—	148	44	—	—	26	218
Balance – March 31, 2010	$30	$46,672	$191,241	$15,009	$(33,043)	$61,991	$281,900

Balance – January 1, 2011	$30	$48,887	$205,453	$14,757	$(34,151)	$64,970	$299,946
Comprehensive income:
Net income	—	—	12,759	—	—	4,581	17,340
Foreign currency translation adjustment	—	—	—	13,097	—	4,322	17,419
Net derivative instrument gain, net of tax	—	—	—	19	—	1	20
Shares issued upon exercise of stock options	—	445	—	—	—	—	445
Sale of subsidiary shares to noncontrolling interests	—	213	—	—	—	915	1,128
Dividends	—	—	(2,439)	—	—	—	(2,439)
Stock compensation	—	176	45	—	—	15	236
Balance – March 31, 2011	$30	$49,721	$215,818	$27,873	$(34,151)	$74,804	$334,095

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010

Net income	$17,340	$8,950

Other comprehensive income:

Net derivative instrument gain, net of tax	20	59

Translation adjustments, net of tax	17,419	(17,036)

	17,439	(16,977)

Comprehensive income	34,779	(8,027)

Comprehensive income attributable to the noncontrolling interests:

Net income	4,581	2,400

Net derivative instrument gain, net of tax	1	74

Translation adjustments, net of tax	4,322	(4,038)

	8,904	(1,564)

Comprehensive income attributable to Inter Parfums, Inc.	$25,875	$(6,463)

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$17,340	$8,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,980	2,393
Provision for doubtful accounts	980	(188)
Noncash stock compensation	266	260
Deferred tax (benefit)	(297)	(1,789)
Change in fair value of derivatives	(119)	(32)
Changes in:
Accounts receivable	(19,458)	(15,354)
Inventories	(25,269)	(7,205)
Other assets	687	1,269
Accounts payable and accrued expenses	17,285	18,080
Income taxes payable, net	3,773	2,185

Net cash provided by (used in) operating activities	(1,832)	8,569

Cash flows from investing activities:
Purchases of short-term investments	(3,930)	(8,297)
Proceeds from sale of short-term investments	12,996	—
Purchases of equipment and leasehold improvements	(3,287)	(1,340)
Payment for intangible assets acquired	(286)	(463)

Net cash provided by (used in) investing activities	5,493	(10,100)

Cash flows from financing activities:
Proceeds from loans payable – banks, net	756	2,327
Repayment of long-term debt	(2,856)	(2,792)
Proceeds from exercise of options	445	437
Proceeds from sale of stock of subsidiary	1,128	3,823
Dividends paid	(1,979)	(996)

Net cash provided by (used in) financing activities	(2,506)	2,799

Effect of exchange rate changes on cash	2,276	(6,473)

Net increase (decrease) in cash and cash equivalents	3,431	(5,205)

Cash and cash equivalents - beginning of period	37,548	100,467

Cash and cash equivalents - end of period	$40,979	$95,262

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$447	$580
Income taxes	3,792	2,357

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2010. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	New Accounting Pronouncements - adopted:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure and clarifications of existing disclosures are effective for interim and annual periods beginning after December 31, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Recent Agreements:

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums will design and manufacture personal care products for the Lane Bryant brand, while Lane Bryant is responsible for marketing, promoting and selling these products. The initial term of the contract, which may be extended by mutual consent, runs through December 31, 2015.

S. T. Dupont

In April 2011 we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance lines through December 31, 2016 on mutually favorable terms and conditions. Our initial eleven year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2011	December 31, 2010

Raw materials and component parts	$50,381	$40,809
Finished goods	91,467	69,031

	$141,848	$109,840

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at March 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$43,100	$—	$43,100	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,480	—	1,480	—

	$44,580	$—	$44,580	$—
Liabilities:
Interest rate swaps	$230	$—	$230	$—

(In thousands)		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$49,391	$—	$49,391	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,024	—	1,024	—

	$50,415	$—	$50,415	$—
Liabilities:
Interest rate swaps	$333	$—	$333	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

6.	Derivative Financial Instruments:

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

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	March 31,			March 31,			March 31,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$—	—	Gain (loss) on foreign currency	$—	—	Gain (loss) on foreign currency	$—	(2,679)

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	March 31, 2011	March 31, 2010

Interest rate swaps	Interest expense	$119	$32
Foreign exchange contracts	Gain (loss) on foreign currency	$36	$(58)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of March 31, 2011 and December 31, 2010 resulted in an asset and are included in other current assets on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At March 31, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $26 million and GB pounds 4.3 million which all have maturities of less than one year.

7.	Goodwill and Other Intangible Assets:

We review goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at March 30, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,485	$—	$—	$2,485

Goodwill	$3,875	$—	$—	$3,875

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,337	$—	$—	$2,337

Goodwill	$3,654	$—	$—	$3,654

The goodwill and trademarks referred to above relate to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. There was no change to the carrying amount of the intangible assets referred to above during the three month periods ended March 31, 2011 and 2010 other than for the effect of changes in foreign currency translation rates.

8.	Share-Based Payments:

We maintain a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2011 and 2010 aggregated $0.05 million and $0.03 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	480,843	$4.32
Nonvested options granted	3,500	$5.27
Nonvested options vested or forfeited	(15,060)	$3.94
Nonvested options – end of period	469,283	$4.34

Share-based payment expense decreased income before income taxes by $0.27 million and $0.26 million for the three months ended March 31, 2011 and 2010, respectively and decreased net income attributable to Inter Parfums, Inc. by $0.15 million and $0.13 million for the three months ended March 31, 2011 and 2010, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of March 31, 2011:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	807,620	$12.78
Options granted	3,500	17.94
Options cancelled	(2,810)	14.51
Options exercised	(36,400)	12.22

Outstanding at March 31, 2011	771,910	$12.82

Options exercisable	297,078	$12.28
Options available for future grants	822,385

As of March 31, 2011, the weighted average remaining contractual life of options outstanding is 3.26 years (2.35 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $4.4 million and $1.9 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.4 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was €0.62 million. Options under Inter Parfums, S.A. plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2011 and March 31, 2010 were as follows:

(In thousands)	March 31, 2011	March 31, 2010

Cash proceeds from stock options exercised	$445	$437
Tax benefits	—	—
Intrinsic value of stock options exercised	228	163

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2011 and 2010 were $5.27 and $5.26 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2011 and 2010 are set forth in the following table. Expected volatility is estimated based on historic volatility of our common stock. We use the simplified method in developing its estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters we  instituted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	March 31, 2011	March 31, 2010

Weighted-average expected stock-price volatility	38%	49%
Weighted-average expected option life	4.5 years	4.18 years
Weighted-average risk-free interest rate	2.0%	2.5%
Weighted-average dividend yield	1.7%	2.0%

9.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

(In thousands)	March 31,
	2011	2010
Numerator:
Net income attributable to Inter Parfums, Inc.	$12,759	$6,550
Effect of dilutive securities of consolidated subsidiary	(54)	(5)
Numerator for diluted earnings per share	$12,705	$6,545
Denominator:
Weighted average shares	30,474	30,192
Effect of dilutive securities:
Stock options and warrants	160	99
Denominator for diluted earnings per share	30,634	30,291

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.42	$0.22
Diluted	0.41	0.22

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.12 million and 0.48 million shares of common stock for the three month periods ended March 31, 2011 and 2010, respectively, as well as outstanding warrants to purchase 0.15 million shares of common stock for the three month period ended March 31, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended March 31,
	2011	2010

Net income attributable to Inter Parfums, Inc.	$12,759	$6,550
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	213	961
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$12,972	$7,511

11.	Segment and Geographic Areas:

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2011	2010
Net sales:
United States	$11,794	$11,078
Europe	121,569	108,295

	$133,363	$119,373
Net income (loss) attributable to Inter Parfums, Inc.:
United States	$(294)	$(537)
Europe	13,053	7,087

	$12,759	$6,550

	March 31,	December 31,
	2011	2010
Total Assets:
United States	$40,719	$40,896
Europe	461,227	398,547
Eliminations of investment in subsidiary	(1,338)	(1,338)

	$500,608	$438,105

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	Accrued Expenses:

Accrued expenses include approximately $13.9 million and $14.7 million in advertising liabilities as of March 31, 2011 and December 31, 2010, respectively.

13.	Reclassification:

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

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2010 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our prestige products primarily under license agreements with brand owners, and prestige product sales represented approximately 91% of net sales for the three months ended March 31, 2011 and 2010. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, Nickel and Boucheron, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 50% and 61% of net sales for the three months ended March 31, 2011 and 2010, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 14% and 12% of net sales for the three months ended March 31, 2011 and 2010, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 9% of sales for the three months ended March 31, 2011 and 2010. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache trademarks.

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished good for us which are then delivered to one of our distribution centers.

As with any business, many aspects of our operations are subject to influences outside our control. Since late 2009, our business continued to rebound from the global economic uncertainties that had an impact on our business in early 2009. Despite these conditions, some of which continue to exist, our results for the three months ended March 31, 2011 exceeded the net sales and profitability expectations that we had at the beginning of the year. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.

Our reported net sales are impacted by changes in foreign currency exchange rates. A weak U.S. dollar has a positive impact on our net sales. However, earnings are negatively affected by a weak dollar because in excess of 35% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums will design and manufacture personal care products for the Lane Bryant brand, while Lane Bryant is responsible for marketing, promoting and selling these products. The initial term of the contract, which may be extended by mutual consent, runs through December 31, 2015.

INTER PARFUMS, INC. AND SUBSIDIARIES

S. T. Dupont

In April 2011 we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance lines through December 31, 2016 on mutually favorable terms and conditions. Our initial eleven year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. We have determined that we may be inclined to sell the Nickel business within the next few years. Therefore, as of December 31, 2009, we measured fair value of the business to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009. The same evaluation was performed in 2010 and no further impairment was noted. We expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10%, we could incur an additional goodwill impairment charge of €0.5 million.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1.

Results of Operations

Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Net Sales	Three months ended March 31,
	2011	% Change	2010	% Change	2009
	(in millions)

European based product sales	$121.6	12%	$108.3	32%	$82.0
United States based product sales	11.8	6%	11.1	32%	8.4
Total net sales	$133.4	12%	$119.4	32%	$90.4

After increasing 32% in the 2010 period as compared to 2009, net sales for the three months ended March 31, 2011 increased 12% to $133.4 million, as compared to $119.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales in 2011 also increased 12%. Following a downturn in our business in 2009 due in great part to the global economic crisis, throughout 2010 and continuing in 2011, our business rebounded. Our results for the three months ended March 31, 2011 exceeded the net sales and profitability expectations that we had at the beginning of the year.

INTER PARFUMS, INC. AND SUBSIDIARIES

European based prestige product sales increased 12% to $121.6 million, as compared to $108.3 million for the corresponding period of the prior year. First quarter sales growth was due to a number of factors, including the commencement of prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands as of January 1, 2011. Taking over U.S. prestige product distribution contributed to the increase of 35% in first quarter North American prestige product sales in local currency. Other markets that were especially strong during the period include South America and Eastern Europe, where comparable quarter prestige product sales in local currency were up 97% and 37%, respectively.

From a product standpoint, the Jimmy Choo signature fragrance debuted with limited distribution in the first quarter. With strong demand on order renewals plus broader distribution anticipated in the second half, we are increasing our production forecast for the year. Also contributing to the top line growth were Lanvin brand sales which, in local currency, were 35% ahead of last year’s first quarter. Based upon sales of Montblanc’s historic lines and the launch of Legend for men, brand sales are also running well ahead of budget. In local currency, comparable quarter Burberry brand sales declined a modest 8%, in line with expectations, as last year’s first quarter benefited from the worldwide launch of Burberry Sport. Similarly in local currency, first quarter Van Cleef & Arpels sales were 19% below those of last year’s first quarter which included the launch of Oriens.

We are gearing up for a very active 2011 reflecting several factors, including the continued strength of our brands and worldwide distribution network. Our growth expectations for 2011 reflect the impact of our taking control over U.S. distribution for our prestige brands and the inclusion of the Montblanc fragrance business for a full year. In addition, we have a strong line-up of new product launches and brand extensions to drive sales growth. In addition to the Jimmy Choo launch discussed above, distribution of the signature scent will roll out to wider distribution in the Spring. Also early in 2011 we began the integration of existing fragrance lines under our newest licensed brand, Boucheron. In March 2011, we debuted Legend, our first new Montblanc fragrance for men as well as a new men’s and women’s scent for Paul Smith fragrances. Most importantly, to further strengthen the Burberry brand’s potential for sustained growth in the years ahead a major new women’s line will be launched in Fall 2011. Finally, with respect to Burberry Beauty, the color cosmetics collection, plans call for additional products to be rolled out throughout the year and distribution is expected to be expanded by approximately 30 additional retail outlets. We are currently reviewing Burberry Beauty results, as well as the anticipated financial commitment which may be necessary, in order to determine the appropriate level of distribution for the Burberry Beauty in the years to come.

With respect to our United States specialty retail and mass-market products, net sales increased 6% for the first quarter of 2011 following an increase of 32% for the first quarter of 2010. International distribution of specialty retail products continues to benefit from the economic recovery. In addition, our bebe signature fragrance has done especially well in overseas markets and we expanded bebe distribution into additional third party retail outlets.

For the Banana Republic brand, a new women’s scent Wildbloom, is now in stores and brand extensions for the Discover and Republic of Men and Republic of Women collections are being prepared. Building upon the success of the Gap brand’s Close and Stay fragrances, a third women’s signature scent and a new men’s scent are planned for later this year. We will also add more lip color and lip care products into the Gap beauty mix, along with their first nail color products. We are also in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands. Most of the new product introductions, including the debut of products for Betsey Johnson and Nine West, are timed for the second half of 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

We have been actively pursuing other new business opportunities and in March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums will design and manufacture personal care products for the Lane Bryant brand, while Lane Bryant is responsible for marketing, promoting and selling these products. The initial term of the contract, which may be extended by mutual consent, runs through December 31, 2015. We have worked with Lane Bryant to develop a line of performance-based bath, body and specialty products, which will be sold under Lane Bryant’s Cacique® brand. The initial line of products will include a lip gloss collection, and will be launched at 150 Lane Bryant stores and at www.lanebryant.com in late spring, with chain wide rollout anticipated in early 2012. Additional products, including additional body care products and a fine fragrance, are contemplated for holiday 2011.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended March 31,
(in millions)	2011	2010

Net sales	$133.4	$119.4
Cost of sales	46.8	47.7
Gross margin	$86.6	$71.7

Gross margin as a % of net sales	65%	60%

Gross margin was 65% of net sales in 2011 and 60% of net sales in 2010.  The gross margin improvement is primarily the result of us taking over, as of January 1, 2011, prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands. We now sell our prestige products in the U.S. direct to retailers rather than through a third party distributor which generates higher gross margins on our product sales.

We carefully watch movements in foreign currency exchange rates as approximately 35% of our European operations sales are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a weaker U.S. dollar has a negative impact on our gross margin. The average exchange rate for the three months ended March 31, 2011 was substantially similar to that for the corresponding period of the prior year. We occasionally enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.4 million and $1.3 million for the three month period ended March 31, 2011 and 2010, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses
(in millions)	Three months ended March 31,
	2011	2010

Selling, general & administrative expenses	$61.0	$55.7
Selling, general & administrative expenses as a % of net sales	46%	47%

Selling, general and administrative expenses increased 10% for the three months ended March 31, 2011, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative expenses were 46% and 47% for the three month period ended March 31, 2011 and 2010, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $18.3 million (13.7% of net sales) and $18.9 million (15.8% of net sales) for the three month period ended March 31, 2011 and 2010, respectively. With the commencement in January 2011 of prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands, we are now responsible for 100% of the cost of advertising support for our prestige fragrance brands in the U.S. Prior to 2011 we shared such expenditures with our former U.S. distributor. During the three months ended March 31, 2011, there were no global launches and accordingly, our advertising and promotion expenditures were lower. Our plans call for a significant portion of our annual advertising budget to be incurred in the second half of 2011. As a result, profitability will be highly concentrated in the first half of 2011.

Royalty expense included in selling, general, and administrative expenses aggregated $11.5 million (8.6% of net sales) and $11.2 million (9.4% of net sales), for the three month periods ended March 31, 2011 and 2010, respectively. With the commencement in January 2011 of prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands, royalty expense as a percentage of sales is expected to decline.

Income from operations increased 59% to $25.5 million for the three months ended March 31, 2011, as compared to $16.0 million for the corresponding period of the prior year. Operating margins were 19.1% of net sales in the current period as compared to 13.4% for the corresponding period of the prior year.

Interest expense aggregated $0.4 million for the three months ended March 31, 2011, as compared to $0.6 million in 2010. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $21.4 million as of December 31, 2010, as compared to $34.6 million as of December 31, 2009.

Foreign currency gains or (losses) aggregated $0.4 million and ($2.4) million for the three months ended March 31, 2011 and 2010, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the gains and losses referred to above.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our effective income tax rate was 33% for both the three month ended March 31, 2011 and 2010. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. On an annual basis, our effective tax rate has been between 34% and 35%. This rate has been declining as a result of beneficial foreign tax rates received on a portion of Inter Parfums, S.A. taxable income as a result of the formation of IP Suisse which holds certain intangible assets. In addition, the lower rates achieved during the first quarter of 2011 and 2010 are due to losses in our United States segment which carry a higher effective rate due to state and local taxes. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net Income and Earnings per Share
(in thousands except per share data)	Three months ended March 31,
	2011	2010

Net income	$17,340	$8,950
Less: Net income attributable to the noncontrolling interest	4,581	2,400

Net income attributable to Inter Parfums, Inc.	$12,759	$6,550

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.42	$0.22
Diluted	$0.41	$0.22

Weighted average number of shares outstanding:
Basic	30,474	30,192
Diluted	30,634	30,291

Net income increased 94% to $17.3 million for the three months ended March 31, 2011, as compared to $9.0 million for the corresponding period of the prior year. Net income attributable to the noncontrolling interest aggregated 26.4% of net income in 2011 and 26.8% in 2010. Net income attributable to Inter Parfums, Inc. increased 95% to $12.8 million for the three months ended March 31, 2011, as compared to $6.6 million for the corresponding period of the prior year.

Diluted earnings per share increased 86% to $0.41 for the three months ended March 31, 2011, as compared to $0.22 for the corresponding period of the prior year. Weighted average shares outstanding aggregated 30.5 million and 30.2 million for the three months ended March 31, 2011 and 2010, respectively. On a diluted basis, average shares outstanding were 30.6 million for the three months ended March 31, 2011, as compared to 30.3 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At March 31, 2011, working capital aggregated $208 million and we had a working capital ratio of 2.3 to 1. Cash and cash equivalents and short-term investments aggregated $84 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash provided by (used in) operating activities aggregated ($1.8) million and $8.6 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, working capital items used $23 million in cash from operating activities, as compared to $1.0 million in the 2010 period. The increase in accounts receivable of $19.5 million or 20% from December 31, 2010 is reasonable considering sales were up 12% for the period and accounts receivable balances are typically at their lowest at year end. The $25.3 million increase in inventories for the three months ended March 31, 2011, as shown on the statement of cash flows, reflects the needed inventory build to support sales growth and upcoming product launches.

Cash flows provided by (used in) investing activities in 2011 reflect the net redemption of $9.1 million in short-term investments which are certificates of deposit with maturities slightly greater than three months. We also spent approximately $3.3 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $2.5 million and $3.5 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2011 are expected to be in the range of $6.0 million to $6.5 million, considering our 2011 launch schedule.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2011, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2011 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $23.0 million in credit lines provided by a consortium of international financial institutions. As of March 31, 2011, short-term borrowings aggregated $6.4 million.

Our long-term credit facilities provide for principal and interest to be repaid in 20 quarterly installments. As of March 31, 2011, total long-term debt including current maturities aggregated $14.1 million. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Inter Parfums, S.A. pursuant to options exercised in 2011.

In January 2011, the board of directors authorized an approximate 23% increase in the annual dividend to $0.32 per share. The first quarterly dividend of $0.08 per share was paid on April 15, 2011 to shareholders of record on March 31, 2011. The annual cash dividend for 2011 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Contractual Obligations

The following table sets forth, as of December 31, 2010, our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

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

At March 31, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $27 million and GB pounds 4.3 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of March 31, 2011 was €6.6 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2011.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer