Form 10-Q
period 2011-06-30
INTER PARFUMS INC
filed 2011-08-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At August 5, 2011, there were 30,539,241 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$38,774	$37,548
Short-term investments	14,102	49,391
Accounts receivable, net	118,237	97,593
Inventories	176,311	109,840
Receivables, other	2,727	3,688
Other current assets	5,388	4,635
Deferred tax assets	7,224	7,230
Total current assets	362,763	309,925
Equipment and leasehold improvements, net	14,903	11,207
Goodwill	3,922	3,654
Trademarks, licenses and other intangible assets, net	119,163	111,402
Other assets	2,076	1,917
Total assets	$502,827	$438,105

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$7,686	$5,250
Current portion of long-term debt	9,166	11,090
Accounts payable - trade	86,505	52,694
Accrued expenses	45,931	47,413
Income taxes payable	1,685	7,905
Dividends payable	2,443	1,979
Total current liabilities	153,416	126,331
Long-term debt, less current portion	1,983	5,039
Deferred tax liability	6,920	6,789
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,534,081 and 30,445,881 shares at June 30, 2011 and December 31, 2010, respectively	31	30
Additional paid-in capital	50,416	48,887
Retained earnings	218,414	205,453
Accumulated other comprehensive income	31,091	14,757
Treasury stock, at cost, 10,009,492 common shares at June 30, 2011 and December 31, 2010	(34,151)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	265,801	234,976
Noncontrolling interest	74,707	64,970
Total equity	340,508	299,946
Total liabilities and equity	$502,827	$438,105

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$121,063	$107,765	$254,426	$227,138

Cost of sales	46,077	43,041	92,850	90,693

Gross margin	74,986	64,724	161,576	136,445

Selling, general and administrative expenses	64,139	53,240	125,188	108,938

Income from operations	10,847	11,484	36,388	27,507

Other expenses (income):
Interest expense	390	510	830	1,098
(Gain) loss on foreign currency	567	514	148	2,896
Interest income	(389)	(341)	(706)	(595)

	568	683	272	3,399

Income before income taxes	10,279	10,801	36,116	24,108

Income taxes	3,851	3,818	12,348	8,175

Net income	6,428	6,983	23,768	15,933

Less: Net income attributable to the noncontrolling interest	1,435	1,627	6,016	4,027

Net income attributable to Inter Parfums, Inc.	$4,993	$5,356	$17,752	$11,906

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.16	$0.18	$0.58	$0.39
Diluted	$0.16	$0.18	$0.58	$0.39

Weighted average number of shares outstanding:
Basic	30,506	30,361	30,490	30,277
Diluted	30,695	30,467	30,664	30,379

Dividends declared per share	$0.08	$0.065	$0.16	$0.13

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive income (loss):

Net income	$6,428	$6,983	$23,768	$15,933

Other comprehensive income:

Net derivative instrument gain, net of tax	82	(13)	102	46

Translation adjustments, net of tax	3,963	(22,728)	21,382	(39,764)

Comprehensive income (loss)	10,473	(15,758)	45,252	(23,785)

Comprehensive income attributable to the noncontrolling interests:

Net income	1,435	1,627	6,016	4,027

Other comprehensive income:

Net derivative instrument gain, net of tax	21	(26)	22	48

Translation adjustments, net of tax	806	(5,384)	5,128	(9,422)

Comprehensive income (loss) attributable to the noncontrolling interests	2,262	(3,783)	11,166	(5,347)

Comprehensive income(loss) attributable to Inter Parfums, Inc.	$8,211	$(11,975)	$34,086	$(18,438)

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2010	$30	$45,126	$186,611	$28,022	$(33,043)	$60,667	$287,413
Comprehensive income:
Net income	—	—	11,906	—	—	4,027	15,933
Foreign currency translation adjustment	—	—	—	(30,342)	—	(9,422)	(39,764)
Net derivative instrument gain (loss), net of tax	—	—	—	(2)	—	48	46
Shares issued upon exercise of stock options	—	3,459	—	—	493	—	3,952
Purchase of subsidiary shares from noncontrolling interests	—	(1,063)	—	—	—	(1,913)	(2,976)
Sale of subsidiary shares to noncontrolling interests	—	1,039	—	—	—	3,267	4,306
Dividends	—	—	(3,943)	—	—	(2,049)	(5,992)
Shares received upon exercise of stock options	—	—	—	—	(1,601)	—	(1,601)
Stock compensation	—	298	78	—	—	47	423
Balance – June 30, 2010	$30	$48,859	$194,652	$(2,322)	$(34,151)	$54,672	$261,740

Balance – January 1, 2011	$30	$48,887	$205,453	$14,757	$(34,151)	$64,970	$299,946
Comprehensive income:
Net income	—	—	17,752	—	—	6,016	23,768
Foreign currency translation adjustment	—	—	—	16,254	—	5,128	21,382
Net derivative instrument gain, net of tax	—	—	—	80	—	22	102
Shares issued upon exercise of stock options	1	1,115	—	—	—	—	1,116
Purchase of subsidiary shares from noncontrolling interests	—	(417)	—	—	—	(333)	(750)
Sale of subsidiary shares to noncontrolling interests	—	479	—	—	—	2,021	2,500
Dividends	—	—	(4,881)	—	—	(3,149)	(8,030)
Stock compensation	—	352	90	—	—	32	474
Balance – June 30, 2011	$31	$50,416	$218,414	$31,091	$(34,151)	$74,707	$340,508

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$23,768	$15,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,221	4,665
Provision for doubtful accounts	1,166	(186)
Noncash stock compensation	536	484
Deferred tax (benefit)	45	(1,572)
Change in fair value of derivatives	(193)	(137)
Changes in:
Accounts receivable	(14,830)	(15,968)
Inventories	(57,847)	(24,428)
Other assets	928	5,460
Accounts payable and accrued expenses	24,637	34,370
Income taxes payable, net	(6,749)	1,143

Net cash provided by (used in) operating activities	(22,318)	19,764

Cash flows from investing activities:
Purchases of short-term investments	(4,022)	(44,159)
Proceeds from sale of short-term investments	42,052	7,975
Purchases of equipment and leasehold improvements	(5,502)	(2,567)
Payment for intangible assets acquired	(3,077)	(1,834)

Net cash provided by (used in) investing activities	29,451	(40,585)

Cash flows from financing activities:
Proceeds from (repayments of ) loans payable – banks, net	1,988	(1,367)
Repayment of long-term debt	(5,859)	(5,397)
Proceeds from exercise of options	1,116	2,457
Proceeds from sale of stock of subsidiary	2,500	4,306
Payment for noncontrolling interests acquired	(750)	(2,976)
Dividends paid	(4,418)	(2,960)
Dividends paid to noncontrolling interest	(3,149)	(2,049)
Purchase of treasury stock	—	(106)

Net cash used in financing activities	(8,572)	(8,092)

Effect of exchange rate changes on cash	2,665	(12,884)

Net increase (decrease) in cash and cash equivalents	1,226	(41,797)

Cash and cash equivalents - beginning of period	37,548	100,467

Cash and cash equivalents - end of period	$38,774	$58,670

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$924	$1,067
Income taxes	18,087	6,795

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not affect the Company’s financial position, results of operations and cash flows, but will require additional disclosure.

In June 2011, new accounting guidance on comprehensive income was issued, which revises the presentation of comprehensive income in financial statements. The adoption of the new guidance will not affect the Company’s financial position, results of operations or cash flows, but will require the Company to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income in either (i) a continuous statement of comprehensive income or (ii) as two separate but consecutive statements. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2011.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Recent Agreements:

The Gap Inc.

In July 2011, we renewed our exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrances for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In July 2011, we also renewed our license agreement with The Gap Inc. for international distribution of fragrances through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers.

These renewal agreements, which take effect on January 1, 2012 and run through December 31, 2014, contain terms and conditions similar to those of the original agreements.

Pierre Balmain

In July 2011, we entered into a twelve-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commence on January 1, 2012 when we will take over the production and distribution of existing Balmain fragrances and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an up front entry fee of €1.5 million (approximately $2.1 million) for this license.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commence on January 1, 2012 when we will take over production and distribution of the existing Anna Sui fragrance collections and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The license agreement replaces a previous license with Procter & Gamble that terminates on December 31, 2011. Inter Parfums is in negotiations to purchase the current inventory and other assets of the existing licensee, which is subject to a definitive agreement.

S. T. Dupont

In April 2011, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance lines through December 31, 2016. Our initial eleven-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums designs and manufactures personal care products for the Lane Bryant brand, while Lane Bryant is responsible for marketing, promoting and selling these products. The initial term of the contract, which may be extended by mutual consent, runs through December 31, 2015.

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2011	December 31, 2010

Raw materials and component parts	$62,480	$40,809
Finished goods	113,831	69,031

	$176,311	$109,840

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at June 30, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$14,102	$—	$14,102	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	650	—	650	—

	$14,752	$—	$14,752	$—
Liabilities:
Interest rate swaps	$160	$—	$160	$—

(In thousands)		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$49,391	$—	$49,391	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,024	—	1,024	—

	$50,415	$—	$50,415	$—
Liabilities:
Interest rate swaps	$333	$—	$333	$—

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

Notes to Consolidated Financial Statements

6.	Derivative Financial Instruments:

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. Cash-flow hedges were highly effective, in all material respects.

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion) (A)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$—	—	Gain (loss) on foreign currency	$—	—	Gain (loss) on foreign currency	$—	(2,679)

	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$—	—	Gain (loss) on foreign currency	$—	—	Gain (loss) on foreign currency	$—	—

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Six months ended June 30, 2011	Six months ended June 30, 2010

Interest rate swaps	Interest expense	$193	$137
Foreign exchange contracts	Gain (loss) on foreign currency	$(43)	$(69)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended June 30, 2011	Three months ended June 30, 2010

Interest rate swaps	Interest expense	$74	$105
Foreign exchange contracts	Gain (loss) on foreign currency	$(79)	$(11)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of June 30, 2011 and December 31, 2010 resulted in an asset and are included in other current assets on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At June 30, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37 million and GB pounds 4.1 million which all have maturities of less than one year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at June 30, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,517	$—	$—	$2,517

Goodwill	$3,922	$—	$—	$3,922

		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,337	$—	$—	$2,337

Goodwill	$3,654	$—	$—	$3,654

The goodwill and trademarks referred to above relate to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. There was no change to the carrying amount of the intangible assets referred to above during the six month periods ended June 30, 2011 other than for the effect of changes in foreign currency translation rates.

8.	Share-Based Payments:

We maintain a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2011 and 2010 aggregated $0.05 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	480,843	$4.32
Nonvested options granted	3,500	$5.27
Nonvested options vested or forfeited	(16,600)	$4.06
Nonvested options – end of period	467,743	$4.34

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.27 million and $0.54 million for the three and six month periods ended June 30, 2011, respectively, as compared to $0.33 million and $0.60 million for the corresponding periods of the prior year.  Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.15 million and $0.31 million for the three and six month periods ended June 30, 2011, respectively, as compared to $0.21 million and $0.33 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2011:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	807,620	$12.78
Options granted	3,500	17.94
Options cancelled	(3,910)	14.48
Options exercised	(88,200)	12.65

Outstanding at June 30, 2011	719,010	$12.81

Options exercisable	251,268	$12.13
Options available for future grants	823,485

As of June 30, 2011, the weighted average remaining contractual life of options outstanding is 3.12 years (2.23 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $7.3 million and $2.7 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.2 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums, S.A., was €0.82 million. Options under Interparfums, S.A. plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2011 and June 30, 2010 were as follows:

(In thousands)	June 30, 2011	June 30, 2010

Cash proceeds from stock options exercised	$1,116	$738
Tax benefits	—	—
Intrinsic value of stock options exercised	650	1,173

No tax benefit was realized or recognized from stock options exercised as valuation reserves were allocated to those potential benefits.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2011 and 2010 were $5.27 and $5.26 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2011 and 2010 are set forth in the following table. Expected volatility is estimated based on historic volatility of our common stock. We use the simplified method in developing our estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters instituted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

	June 30, 2011	June 30, 2010

Weighted-average expected stock-price volatility	38%	49%
Weighted-average expected option life	4.5 years	4.18 years
Weighted-average risk-free interest rate	2.0%	2.5%
Weighted-average dividend yield	1.7%	2.0%

9.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

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

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Inter Parfums, Inc.	$4,993	$5,356	$17,752	$11,906
Effect of dilutive securities of consolidated subsidiary	(5)	(12)	(59)	(17)
Numerator for diluted earnings per share	$4,988	$5,344	$17,693	$11,889
Denominator:
Weighted average shares	30,506	30,361	30,490	30,277
Effect of dilutive securities:
Stock options and warrants	189	106	174	102
Denominator for diluted earnings per share	30,695	30,467	30,664	30,379

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.16	$0.18	$0.58	$0.39
Diluted	0.16	0.18	0.58	0.39

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.1 million shares of common stock for both the three and six month periods ended June 30, 2011, and 0.1 million and 0.3 million shares of common stock for the three and six month periods ended June 30, 2010, respectively, as well as outstanding warrants to purchase 0.15 million shares of common stock for both the three and six month periods ended June 30, 2010.

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income attributable to Inter Parfums, Inc.	$4,993	$5,356	$17,752	$11,906
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	(151)	(985)	62	(24)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$4,842	$4,371	$17,814	$11,882

11.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales:
United States	$14,538	$15,838	$26,332	$26,916
Europe	106,525	91,927	228,094	200,222

	$121,063	$107,765	$254,426	$227,138

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$230	$359	$(64)	$(178)
Europe	4,763	4,975	17,816	12,062
Eliminations of intercompany profits	—	22	—	22

	$4,993	$5,356	$17,752	$11,906

			June 30,	December 31,
			2011	2010
Total Assets:
United States			$57,555	$40,896
Europe			454,560	398,547
Eliminations of investment in subsidiary			(9,288)	(1,338)

			$502,827	$438,105

12.	Accrued Expenses:

Accrued expenses include approximately $15.6 million and $14.7 million in advertising liabilities as of June 30, 2011 and December 31, 2010, respectively.

13.	Reclassification:

Certain prior year amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current period presentation. More specifically, proceeds from sale of stock of subsidiary and payments for acquisition of noncontrolling interests have been reclassified from net cash provided by (used in) investing activities to net cash (used in) financing activities.

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Interparfums, S.A. (formerly Inter Parfums, S.A.), which is also a publicly traded company as 26% of Interparfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

We produce and distribute our prestige products primarily under license agreements with brand owners, and prestige product sales represented approximately 90% and 88% of net sales for the six months ended June 30, 2011 and 2010. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, Nickel and Boucheron, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to its customers.

Burberry is our most significant license, as sales of Burberry products represented 47% and 57% of net sales for the six months ended June 30, 2011 and 2010, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 14% and 13% of net sales for the six months ended June 30, 2011 and 2010, respectively.

Our specialty retail and mass-market fragrance and fragrance related products are marketed through our United States operations and represented 10% and 12% of sales for the six months ended June 30, 2011 and 2010. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache trademarks.

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

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and supporting new and established products through advertising, merchandising and sampling as well as phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

Recent Important Events

The Gap Inc.

In July 2011, we renewed our exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrances for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In July 2011, we also renewed our license agreement with The Gap Inc. for international distribution of fragrances through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers.

INTER PARFUMS, INC. AND SUBSIDIARIES

These renewal agreements, which take effect on January 1, 2012 and run through December 31, 2014, contain terms and conditions similar to those of the original agreements.

Pierre Balmain

In July 2011, we entered into a twelve-year exclusive, worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commence on January 1, 2012 when we will take over the production and distribution of existing Balmain fragrances and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an up front entry fee of €1.5 million (approximately $2.1 million) for this license.

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commence on January 1, 2012 when we will take over production and distribution of the existing Anna Sui fragrance collections and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The license agreement replaces a previous license with Procter & Gamble that terminates on December 31, 2011. Inter Parfums is in negotiations to purchase the current inventory and other assets of the existing licensee, which is subject to a definitive agreement.

S. T. Dupont

In April 2011 we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance lines through December 31, 2016. Our initial eleven-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums designs and manufactures personal care products for the Lane Bryant brand, while Lane Bryant is responsible for marketing, promoting and selling these products. The initial term of the contract, which may be extended by mutual consent, runs through December 31, 2015.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, on a case-by-case and for U.S. based customers of prestige products, we allow customer returns. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

The Company follows the provisions of uncertain tax positions as addressed in  ASC topic 740-10-65-1.

Results of Operations

Three and Six Months Ended June 30, 2011 as Compared to the Three and Six Months Ended June 30, 2010

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2011	% Change	2010	2011	% Change	2010

European based product sales	$106.5	16%	$91.9	$228.1	14%	$200.2
United States based product sales	14.6	(8)%	15.9	26.3	(2)%	26.9

Total net sales	$121.1	12%	$107.8	$254.4	12%	$227.1

Net sales for the three months ended June 30, 2011 increased 12% to $121.1 million, as compared to $107.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 5% for the period. Net sales for the six months ended June 30, 2011 increased 12% to $254.4 million, as compared to $227.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 8% for the period. The weakness of the U.S. dollar relative to the euro during the three month period ended June 30, 2011 gave rise to the difference between constant dollar and reported net sales.

European based prestige product sales increased 16% for the three months ended June 30, 2011 and 14% for the six months ended June 30, 2011, as compared to the corresponding periods of the prior year. This sales growth was due to a number of factors, including the commencement of prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands as of January 1, 2011. Other markets that were especially strong during the six month period ending June 30, 2011 include South America, Eastern Europe and Asia, where comparable prestige product sales in local currency were up 19%, 16% and 14%, respectively. Sales for the three month period ended June 30, 2011 were less than expected due to the June opening of our new 340,000 square foot distribution center outside of Paris. The transfer of inventory and certain other unforeseen transitional issues caused a delay in shipments until the third quarter of 2011. We do not expect these issues to impact our sales expectations for the full year ended December 31, 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

From a product standpoint, the Jimmy Choo signature fragrance debuted with limited distribution in the first half. With strong demand on order renewals plus broader distribution anticipated in the second half of 2011, we increased our production forecast for the year. First time sales of Montblanc’s historic lines and the launch of Legend for men, brand sales which aggregated $8.8 million and $17.7 million for the three and six months ended June 30, 2011, are also running well ahead of budget. In local currency, first half Burberry brand sales declined 13%, in line with expectations, as last year’s period benefited from the worldwide launch of Burberry Sport. Similarly in local currency, first half Van Cleef & Arpels sales were 22% below those of last year’s first half which included the launch of Oriens.

We are gearing up for a very active 2011, reflecting several factors including the continued strength of our brands and worldwide distribution network. Our growth expectations for 2011 reflect the impact of our taking control over U.S. distribution for our prestige brands and the inclusion of the Montblanc fragrance business for the full year in 2011. In addition, we have a strong line-up of new product launches and brand extensions to drive sales growth. In addition to the Jimmy Choo launch discussed above, early in 2011 we began the integration of existing fragrance lines under the Boucheron brand. In March 2011, we debuted Legend, our first new Montblanc fragrance for men, as well as a new men’s and women’s scent for Paul Smith fragrances. Most importantly, to further strengthen the Burberry brand’s potential for sustained growth in the years ahead, a major new women’s line will be launched in Fall 2011. Finally, with respect to Burberry Beauty, the color cosmetics collection, plans call for additional products to be rolled out throughout the year and distribution is expected to be expanded by approximately 60 additional retail outlets for a total of approximately 90. We are currently reviewing Burberry Beauty results, as well as the anticipated financial commitment which may be necessary, in order to determine the appropriate level of distribution for the Burberry Beauty in the years to come.

With respect to our United States specialty retail and mass-market products, net sales for the three months ended June 30, 2011 were $14.6 million, as compared to $15.9 million for the corresponding period of the prior year. Net sales for the six months ended June 30, 2011 were $26.3 million, as compared to $26.9 million for the corresponding period of the prior year.

After a 16% increase in 2010 and a 6.5% increase in the first quarter of 2011, sales declined slightly during the three months ended June 30, 2011. Most of our new specialty retail product introductions and holiday programs are scheduled to ship in the second half of 2011.

International distribution of specialty retail products continues to perform well. In addition, our bebe signature fragrance has done especially well in overseas markets and we expanded bebe distribution into additional third party retail outlets.

For the Banana Republic brand, a new women’s scent, Wildbloom, was launched early this year and brand extensions for the Discover and Republic of Men and Republic of Women collections are being prepared. Building upon the success of the Gap brand’s Close and Stay fragrances, a third women’s signature scent, Near, launched in 2011. A new men’s scent, Deep, has also been added to build the brands men’s fragrance portfolio. We are also adding more lip color and lip care products into the Gap beauty mix, along with their first nail color products. We are in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands. The debut of products for Betsey Johnson and Nine West, are planned for the second half of 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

We have been actively pursuing other new business opportunities and in March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. We have worked with Lane Bryant to develop a line of performance-based bath, body and specialty products, which is now being sold under Lane Bryant’s Cacique® brand. The initial line of products was launched at 130 Lane Bryant stores and at www.lanebryant.com in late spring. Chain wide rollout is anticipated in early 2012. Additional products, including a fine fragrance, are contemplated for holiday 2011.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Net sales	$121.1	$107.8	$254.4	$227.1
Cost of sales	46.1	43.1	92.8	90.7

Gross margin	$75.0	$64.7	$161.6	$136.4
Gross margin as a percent of net sales	62%	60%	64%	60%

Gross profit margin was 62% and 64% for the three and six month periods ended June 30, 2011, as compared to 60% for both corresponding periods of the prior year. The gross margin improvement is primarily the result of us taking over, as of January 1, 2011, prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands. We now sell our prestige products in the U.S. directly to retailers rather than through a third party distributor which generates higher gross margins on our product sales. Product mix also contributed to the increase in gross margin.

In addition to the impact of direct distribution referred to above, we carefully watch movements in foreign currency exchange rates as over 35% of our European operations sales are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a weaker U.S. dollar has a negative impact on our gross margin. The average exchange rate for the three months ended June 30, 2011 was 1.44 as compared to 1.27 for the three months ended June 30, 2010 which reflected a weaker U.S. dollar. If not for such effect, gross margins for the three months ended June 30, 2011 would have been more comparable to the gross margins achieved during the first three months of 2011.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.6 million and $3.0 million for the three and six month periods ended June 30, 2011, respectively, as compared to $1.3 million and $2.6 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Selling, general and administrative expenses	$64.1	$53.2	$125.2	$108.9
Selling, general and administrative expenses as a percent of net sales	53%	49%	49%	48%

Selling, general and administrative expenses increased 20% and 15% for the three and six-month periods ended June 30, 2011, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 53% and 49% of sales for the three and six-month periods ended June 30, 2011, as compared to 49% and 48% for the corresponding periods of the prior year. As discussed above, net sales for the three months ended June 30, 2011 were negatively impacted by transition issues related to our new distribution center. As a result, we did not achieve the leverage of fixed selling, general and administrative expenses for the three months ended June 30, 2011 that we would have expected.

Promotion and advertising included in selling, general and administrative expenses aggregated $22.5 million and $40.9 million for the three and six-month periods ended June 30, 2011, respectively, as compared to $20.4 million and $39.3 million for the corresponding periods of the prior year. Promotion and advertising represented 19% and 16% of net sales for the three and six months ended June 30, 2011, as compared to 19% and 17% of sales for the corresponding period of the prior year. With the commencement in January 2011 of prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands, we are now responsible for 100% of the cost of advertising support for our prestige fragrance brands in the U.S. as opposed to sharing such expenditures with our former U.S. distributor. During the six months ended June 30, 2011, there were no global launches and accordingly, our advertising and promotion expenditures were relatively low. Our plans call for a significant portion of our annual advertising budget to be incurred in the second half of 2011. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $4.4 million and $9.2 million for the three and six-month periods ended June 30, 2011, respectively, as compared to $2.5 million and $5.6 million for the corresponding periods of the prior year.

Royalty expense, included in selling, general and administrative expenses, aggregated $10.8 million and $22.3 million for the three and six-month periods ended June 30, 2011, respectively, as compared to $9.4 million and $20.6 million for the corresponding periods of the prior year. As a percentage of sales, royalty expense represented 8.9% and 8.8% of net sales for the three and six months ended June 30, 2010, as compared to 8.8% and 9.1% of sales for the corresponding period of the prior year.

Income from operations declined 5.6% to $10.8 million for the three-month period ended June 30, 2011, as compared to $11.5 million for the corresponding period of the prior year. Income from operations increased 32% to $36.4 million for the six month period ended June 30, 2011, as compared to $27.5 million for the corresponding period of the prior year. Operating margins were 9.0% and 14.3% of net sales for the three and six month periods ended June 30, 2011, respectively, as compared to 10.7% and 12.1% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest expense aggregated $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2011, respectively, as compared to $0.5 million and $1.1 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $21.4 million as of December 31, 2010, as compared to $34.6 million as of December 31, 2009.

Foreign currency losses aggregated $0.6 million and $0.1 million for the three and six-month periods ended June 30, 2011, respectively, as compared to $0.5 million and $2.9 million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the losses referred to above.

Our effective income tax rate was 37% and 34% for the three and six-month periods ended June 30, 2011, respectively, as compared to 35% and 34% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our effective tax rate is usually around 34% to 35%. The higher rate during the three months ended June 30, 2011 is the result of the inability to record tax benefits to offset operating losses incurred in certain distribution subsidiaries as future profitability cannot be assured. No significant changes in tax rates were experienced nor were any expected in jurisdictions where we operate.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$6,428	$6,983	$23,768	$15,933

Less: Net income attributable to the noncontrolling interest	1,435	1,627	6,016	4,027

Net income attributable to Inter Parfums, Inc.	$4,993	$5,356	$17,752	$11,906

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.16	$0.18	$0.58	$0.39
Diluted	$0.16	$0.18	$0.58	$0.39

Weighted average number of shares outstanding:
Basic	30,506	30,361	30,490	30,277
Diluted	30,695	30,467	30,664	30,379

Net income decreased 8% to $6.4 million for the three month period ended June 30, 2011, as compared to $7.0 million for the corresponding period of the prior year. Net income increased 49% to $23.8 million for the six-month period ended June 30, 2011, as compared to $15.9 million for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income attributable to the noncontrolling interest aggregated 22% and 25% of net income for the three and six month periods ended June 30, 2011, respectively, as compared to 23% and 25% for both corresponding periods of the prior year.

Net income attributable to Inter Parfums, Inc. decreased 7% to $5.0 million for the three month period ended June 30, 2011, as compared to $5.4 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased 49% to $17.8 million for the six-month period ended June 30, 2011, as compared to $11.9 million for the corresponding period of the prior year.

Diluted earnings per share were $0.16 and $0.18 for the three month periods ended June 30, 2011 and 2010, respectively, and diluted earnings per share were $0.58 and $0.39 for the six month periods ended June 30, 2011 and 2010, respectively. Weighted average shares outstanding aggregated 30.5 million for both the three and six-month periods ended June 30, 2011, respectively, as compared to 30.4 million and 30.3 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.7 million for both the three and six-month periods ended June 30, 2011, as compared to 30.5 million and 30.4 million for the three and six-month periods ended June 30, 2010.

Liquidity and Capital Resources

Our financial position remains strong. At June 30, 2011, working capital aggregated $209 million and we had a working capital ratio of almost 2.4 to 1. Cash and cash equivalents and short-term investments aggregated $53 million.

Cash provided by (used in) operating activities aggregated ($22.3) million and $19.8 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, working capital items used $53 million in cash from operating activities, as compared to $1.0 million in the 2010 period. The increase in accounts receivable of $14.8 million or 15% from December 31, 2010 is reasonable considering sales were up 12% for the period and accounts receivable balances are typically at their lowest at year end. The $57.8 million increase in inventories for the six months ended June 30, 2011, as shown on the statement of cash flows, reflects the needed inventory build to support sales growth and upcoming product launches in both European operations and U.S. operations. A portion of this inventory build is in preparation for the global launch of Burberry Body, a new women’s fragrance coming to market in the third quarter of 2011.

Cash flows provided by (used in) investing activities in 2011 reflect the net redemption of $42.1 million in short-term investments which are certificates of deposit with maturities slightly greater than three months. We also spent approximately $5.5 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $2.5 million and $3.5 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Capital expenditures in 2011 are expected to be in the range of $6.5 million to $7.0 million, considering our 2011 launch schedule.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2011, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2011 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $23.0 million in credit lines provided by a consortium of international financial institutions. As of June 30, 2011, short-term borrowings aggregated $7.7 million.

Our long-term credit facilities provide for principal and interest to be repaid in 20 quarterly installments. As of June 30, 2011, total long-term debt including current maturities aggregated $11.1 million. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Interparfums, S.A. pursuant to options exercised in 2011. To partially offset the dilution resulting from such issuances, we paid $0.75 million to repurchase outstanding shares of Interparfums, S.A.

In January 2011, the board of directors authorized an approximate 23% increase in the annual dividend to $0.32 per share. The next quarterly dividend of $0.08 per share will be paid on October 14, 2011 to shareholders of record on September 30, 2011. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums, S.A., aggregated $7.6 million for the six months ended June 30, 2011. The annual cash dividend for 2011 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended June 30, 2011.

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

Foreign Exchange Risk Management

We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a currency other than our functional currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Interparfums, S.A., our French subsidiary, whose functional currency is the Euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

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

At June 30, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37 million and GB pounds 4.1 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of June 30, 2011 was €5.5 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Changes in Internal Control Over Financial Reporting

During the 2nd quarter of 2011, our French subsidiary, Interparfums, S.A. implemented SAP, a new accounting software system for its operations (“SAP System”). The implementation was completed and the SAP System went “live” in May, 2011. The SAP System is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to going “live”. In connection with this SAP System implementation, we are updating our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Other than described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

INTER PARFUMS, INC. AND SUBSIDIARIES

Part II.  Other Information

Items 1. Legal Proceedings, 1A. Risk Factors, 2. Unregistered Sales of Equity Securities and Use of Proceeds, 3. Defaults Upon Senior Securities and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page No.

3.1.7	Amendment to Restated Certificate of Incorporation, as amended, dated July 22, 2011	36

10.148	License Agreement dated April 26, 2011 between Anna Sui Corp. and Inter Parfums USA, LLC (Certain confidential information in this Exhibit 10.148 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).	37

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	87

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	88

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	89

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	90

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2011.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer