Form 10-Q/A
period 2011-06-30
INTER PARFUMS INC
filed 2011-08-24
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Form 10-Q”) solely in order to file the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Regulation ST Section 405. No other part of the Original Form 10-Q is being amended hereby.

 Item 6.    Exhibits.

Please see Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2011.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Russell Greenberg
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
------------------
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.