Form 10-Q
period 2011-09-30
INTER PARFUMS INC
filed 2011-11-09
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 7, 2011, there were 30,539,381 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$23,185	$37,548
Short-term investments	6,752	49,391
Accounts receivable, net	167,630	97,593
Inventories	182,300	109,840
Receivables, other	2,300	3,688
Other current assets	2,036	4,635
Deferred tax assets	7,421	7,230
Total current assets	391,624	309,925
Equipment and leasehold improvements, net	14,485	11,207
Goodwill	3,691	3,654
Trademarks, licenses and other intangible assets, net	110,760	111,402
Other assets	1,505	1,917
Total assets	$522,065	$438,105

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$20,377	$5,250
Current portion of long-term debt	7,578	11,090
Accounts payable - trade	94,112	52,694
Accrued expenses	54,932	47,413
Income taxes payable	3,658	7,905
Dividends payable	2,443	1,979
Total current liabilities	183,100	126,331
Long-term debt, less current portion	-	5,039
Deferred tax liability	6,315	6,789
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,539,381 and 30,445,881 shares at September 30, 2011 and December 31, 2010, respectively	31	30
Additional paid-in capital	50,566	48,887
Retained earnings	226,450	205,453
Accumulated other comprehensive income	16,742	14,757
Treasury stock, at cost, 10,009,492 common shares at September 30, 2011 and December 31, 2010	(34,151)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	259,638	234,976
Noncontrolling interest	73,012	64,970
Total equity	332,650	299,946
Total liabilities and equity	$522,065	$438,105

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$171,706	$120,853	$426,132	$347,991

Cost of sales	63,123	49,578	155,973	140,271

Gross margin	108,583	71,275	270,159	207,720

Selling, general and administrative expenses	87,038	54,692	212,226	163,630

Income from operations	21,545	16,583	57,933	44,090

Other expenses (income):
Interest expense	687	529	1,517	1,627
(Gain) loss on foreign currency	(1,239)	(461)	(1,091)	2,435
Interest income	(241)	(382)	(947)	(977)

	(793)	(314)	(521)	3,085

Income before income taxes	22,338	16,897	58,454	41,005

Income taxes	9,054	5,488	21,402	13,663

Net income	13,284	11,409	37,052	27,342

Less: Net income attributable to the noncontrolling interest	2,851	2,961	8,867	6,988

Net income attributable to Inter Parfums, Inc.	$10,433	$8,448	$28,185	$20,354

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.34	$0.28	$0.92	$0.67
Diluted	$0.34	$0.28	$0.92	$0.67

Weighted average number of shares outstanding:
Basic	30,539	30,443	30,506	30,332
Diluted	30,698	30,564	30,676	30,441

Dividends declared per share	$0.08	$0.065	$0.24	$0.195

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive income (loss):

Net income	$13,284	$11,409	$37,052	$27,342

Other comprehensive income:

Derivative instrument gain (loss), net of tax	(87)	968	15	1,014

Translation adjustments, net of tax	(19,036)	27,341	2,346	(12,423)

Comprehensive income (loss)	(5,839)	39,718	39,413	15,933

Comprehensive income attributable to the noncontrolling interests:

Net income	2,851	2,961	8,867	6,988

Other comprehensive income:

Derivative instrument gain (loss), net of tax	(19)	237	3	285

Translation adjustments, net of tax	(4,755)	6,373	373	(3,049)

Comprehensive income (loss) attributable to the noncontrolling interests	(1,923)	9,571	9,243	4,224

Comprehensive income(loss) attributable to Inter Parfums, Inc.	$(3,916)	$30,147	$30,170	$11,709

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2010	$30	$45,126	$186,611	$28,022	$(33,043)	$60,667	$287,413
Comprehensive income:
Net income	—	—	20,354	—	—	6,988	27,342
Foreign currency translation adjustment	—	—	—	(9,374)	—	(3,049)	(12,423)
Net derivative instrument gain, net of tax	—	—	—	729	—	285	1,014
Shares issued upon exercise of stock options	—	3,654	—	—	493	—	4,147
Purchase of subsidiary shares from noncontrolling interests	—	(1,662)	—	—	—	(2,933)	(4,595)
Sale of subsidiary shares to noncontrolling interests	—	1,108	—	—	—	3,385	4,493
Dividends	—	—	(5,922)	—	—	(2,049)	(7,971)
Shares received upon exercise of stock options	—	—	—	—	(1,601)	—	(1,601)
Stock compensation	—	448	78	—	—	57	583
Balance – September 30, 2010	$30	$48,674	$201,121	$19,377	$(34,151)	$63,351	$298,402

Balance – January 1, 2011	$30	$48,887	$205,453	$14,757	$(34,151)	$64,970	$299,946
Comprehensive income:
Net income	—	—	28,185	—	—	8,867	37,052
Foreign currency translation adjustment	—	—	—	1,973	—	373	2,346
Net derivative instrument gain, net of tax	—	—	—	12	—	3	15
Shares issued upon exercise of stock options	1	957	—	—	—	—	958
Purchase of subsidiary shares from noncontrolling interests	—	(417)	—	—	—	(333)	(750)
Sale of subsidiary shares to noncontrolling interests	—	611	—	—	—	2,233	2,844
Dividends	—	—	(7,324)	—	—	(3,149)	(10,473)
Stock compensation	—	528	136	—	—	48	712
Balance – September 30, 2011	$31	$50,566	$226,450	$16,742	$(34,151)	$73,012	$332,650

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$37,052	$27,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,624	6,790
Provision for doubtful accounts	1,332	(116)
Noncash stock compensation	806	623
Deferred tax (benefit)	(713)	(2,664)
Change in fair value of derivatives	(230)	(201)
Changes in:
Accounts receivable	(73,248)	(16,399)
Inventories	(73,966)	(23,577)
Other assets	4,787	2,872
Accounts payable and accrued expenses	50,111	32,770
Income taxes payable, net	(4,629)	3,857

Net cash provided by (used in) operating activities	(49,074)	31,297

Cash flows from investing activities:
Purchases of short-term investments	(10,961)	(67,629)
Proceeds from sale of short-term investments	55,880	7,891
Purchases of equipment and leasehold improvements	(7,578)	(3,235)
Payment for intangible assets acquired	(3,498)	(1,987)

Net cash provided by (used in) investing activities	33,843	(64,960)

Cash flows from financing activities:
Proceeds from loans payable – banks, net	15,686	1,483
Repayment of long-term debt	(8,846)	(8,015)
Proceeds from exercise of options, including tax benefits	958	2,652
Proceeds from sale of stock of subsidiary	2,844	4,493
Payment for noncontrolling interests acquired	(750)	(4,595)
Dividends paid	(6,861)	(4,939)
Dividends paid to noncontrolling interest	(3,149)	(2,049)
Purchase of treasury stock	—	(106)

Net cash used in financing activities	(118)	(11,076)

Effect of exchange rate changes on cash	986	(7,058)

Net decrease in cash and cash equivalents	(14,363)	(51,797)

Cash and cash equivalents - beginning of period	37,548	100,467

Cash and cash equivalents - end of period	$23,185	$48,670

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$1,686	$1,671
Income taxes	23,795	10,296

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In September 2011, new accounting guidance on testing goodwill for impairment was issued, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. This guidance is effective for interim and annual goodwill impairment tests for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not affect the Company’s financial position, results of operations and cash flows.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commence on January 1, 2012 when we will take over production and distribution of the existing Anna Sui fragrance collections and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Inter Parfums has agreed to pay an upfront entry fee of $2.0 million for this license and has agreed to purchase the current inventory and certain other assets of the existing licensee.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2011	December 31, 2010

Raw materials and component parts	$59,130	$40,809
Finished goods	123,170	69,031

	$182,300	$109,840

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at September 30, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$6,752	$—	$6,752	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$2,281	$—	$2,281	$—
Interest rate swaps	115	—	115	—

	$2,396	$—	$2,396	$—

(In thousands)		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$49,391	$—	$49,391	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,024	—	1,024	—

	$50,415	$—	$50,415	$—
Liabilities:
Interest rate swaps	$333	$—	$333	$—

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

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income On Derivative (Effective Portion) (A)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$—	1,291	Gain (loss) on foreign currency	$—	—	Gain (loss) on foreign currency	$—	(2,725)

	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$—	1,291	Gain (loss) on foreign currency	$—	—	Gain (loss) on foreign currency	$—	—

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Interest rate swaps	Interest expense	$230	$262
Foreign exchange contracts	Gain (loss) on foreign currency	$(181)	$(85)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended September 30, 2011	Three months ended September 30, 2010

Interest rate swaps	Interest expense	$37	$125
Foreign exchange contracts	Gain (loss) on foreign currency	$(138)	$(16)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of September 30, 2011 resulted in a liability and is included in accrued expenses and as of December 31, 2010, such valuation resulted in an asset which is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At September 30, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $68 million and GB pounds 8.1 million which all have maturities of less than one year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at September 30, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,362	$—	$—	$2,362

Goodwill	$3,691	$—	$—	$3,691

		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,337	$—	$—	$2,337

Goodwill	$3,654	$—	$—	$3,654

The goodwill and trademarks referred to above relate to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. There was no change to the carrying amount of the intangible assets referred to above during the nine month period ended September 30, 2011 other than for the effect of changes in foreign currency translation rates.

8.	Share-Based Payments:

We maintain a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2011 and 2010 aggregated $0.05 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	480,843	$4.32
Nonvested options granted	3,500	$5.27
Nonvested options vested or forfeited	(17,260)	$4.08
Nonvested options – end of period	467,083	$4.34

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.27 million and $0.81 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $0.17 million and $0.65 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.14 million and $0.45 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $0.10 million and $0.37 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2011:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	807,620	$12.78
Options granted	3,500	17.94
Options cancelled	(4,570)	14.46
Options exercised	(93,500)	12.67

Outstanding at September 30, 2011	713,050	$12.81

Options exercisable	245,967	$12.12
Options available for future grants	824,145

As of September 30, 2011, the weighted average remaining contractual life of options outstanding is 2.87 years (2.0 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $2.3 million and $0.8 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.1 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums, S.A., was €0.75 million. Options under Interparfums, S.A. plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2011 and September 30, 2010 were as follows:

(In thousands)	September 30, 2011	September 30, 2010

Cash proceeds from stock options exercised	$1,184	$771
Tax benefits	—	162
Intrinsic value of stock options exercised	708	1,195

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2011 and 2010 were $5.27 and $5.26 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2011 and 2010 are set forth in the following table. Expected volatility is estimated based on the historic volatility of our common stock. We use the simplified method in developing our estimate of the expected term of the option as historic data regarding employee exercise behavior is incomplete for the new vesting parameters instituted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

	September 30, 2011	September 30, 2010

Weighted-average expected stock-price volatility	38%	49%
Weighted-average expected option life	4.5 years	4.18 years
Weighted-average risk-free interest rate	2.0%	2.5%
Weighted-average dividend yield	1.7%	2.0%

9.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

Net income attributable to Inter Parfums, Inc. per common share (“basic EPS”) is computed by dividing net income attributable to Inter Parfums, Inc. by the weighted average number of shares outstanding. Net income attributable to Inter Parfums, Inc. per share assuming dilution (“diluted EPS”), is computed using the weighted average number of shares outstanding, plus the incremental shares outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

(In thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Inter Parfums, Inc.	$10,433	$8,448	$28,185	$20,354
Effect of dilutive securities of
consolidated subsidiary	(22)	(34)	(81)	(51)
Numerator for diluted earnings per share	$10,411	$8,414	$28,104	$20,303
Denominator:
Weighted average shares	30,539	30,443	30,506	30,332
Effect of dilutive securities:
Stock options and warrants	159	121	170	109
Denominator for diluted earnings per share	30,698	30,564	30,676	30,441

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.34	$0.28	$0.92	$0.67
Diluted	0.34	0.28	0.92	0.67

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.1 million shares of common stock for both the three and nine month periods ended September 30, 2011, and 0.2 million shares of common stock for the nine month period ended September 30, 2010.

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income attributable to Inter Parfums, Inc.	$10,433	$8,448	$28,185	$20,354
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	132	(530)	194	(554)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$10,565	$7,918	$28,379	$19,800

11.	Segment and Geographic Areas:

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales:
United States	$16,994	$11,645	$43,326	$38,561
Europe	154,712	109,208	382,806	309,430

	$171,706	$120,853	$426,132	$347,991

Net income attributable to Inter Parfums, Inc.:
United States	$812	$(266)	$748	$(444)
Europe	9,621	8,714	27,437	20,776
Eliminations of intercompany profits	—	—	—	22

	$10,433	$8,448	$28,185	$20,354

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	September 30,	December 31,
	2011	2010
Total Assets:
United States	$58,253	$40,896
Europe	473,132	398,547
Eliminations of investment in subsidiary	(9,320)	(1,338)

	$522,065	$438,105

12.	Accrued Expenses:

Accrued expenses include approximately $23.6 million and $14.7 million in advertising liabilities as of September 30, 2011 and December 31, 2010, respectively.

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

14.	Subsequent Event:

During  October 2011, the Company has agreed in principle with the French Tax Authority on the consequences of the tax audit, which covers income and non-income tax items.  As a result, the Company has increased its income tax expense by $1.7 million and has reduced its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million.

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Interparfums, S.A. (formerly Inter Parfums, S.A.), which is also a publicly traded company as 26% of Interparfums, S.A. shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based product sales represented approximately 90% and 89% of net sales for the nine months ended September 30, 2011 and 2010. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Van Cleef & Arpels, Jimmy Choo, Montblanc, Paul Smith, S.T. Dupont, Nickel and Boucheron, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiaries to their customers.

Burberry is our most significant license, as sales of Burberry products represented 50% and 56% of net sales for the nine months ended September 30, 2011 and 2010, respectively. In addition, we own the Lanvin brand name for our class of business and sales of Lanvin product represented 13% and 15% of net sales for the nine months ended September 30, 2011 and 2010, respectively.

Through our United States operations we market specialty retail and mass-market fragrance and fragrance related products, which represented 10% and 11% of net sales for the nine months ended September 30, 2011 and 2010. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache trademarks.

INTER PARFUMS, INC. AND SUBSIDIARIES

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were influenced more by the timing of launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell direct to retailers, seasonality is more evident. In 2007 we commenced operations of our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom, and in January 2011 we commenced operations of our United States distribution subsidiary. In addition, the introduction of our specialty retail product lines for U. S. retailers has also contributed to a concentration of sales in the second half of the year.

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture finished goods for us and then deliver them to one of our distribution centers.

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. In addition, as of the date of this report we have no insight as to the intention of Burberry with respect to its possible buy-out of the unexpired term of our license agreement. Burberry must notify us by January 1, 2012 if they would like to proceed with the valuation process. If Burberry decides to proceed with the valuation process, then Burberry has until July 31, 2012 to make its final decision.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commence on January 1, 2012 when we will take over production and distribution of the existing Anna Sui fragrance collections and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Inter Parfums has agreed to pay an upfront entry fee of $2.0 million for this license and has agreed to purchase the current inventory and certain other assets of the existing licensee.

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

The judgments used by management in applying critical accounting policies could be affected by a further and prolonged general deterioration in the economic environment, which could negatively influence future financial results and availability of continued financing. Specifically, subsequent evaluations of our accounts receivables, inventories, and deferred tax assets in light of the factors then prevailing, could result in significant changes in our allowance and reserve accounts in future periods, which in turn could generate significant additional charges. Similarly, the valuation of certain intangible assets could be negatively impacted by prolonged and severely depressed market conditions, thus leading to the recognition of impairment losses. The following is a brief discussion of the more critical accounting policies that we employ.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management and, in certain instances, we engage third party valuation specialists to advise us. We have determined that we may be inclined to sell the Nickel business within the next few years. Therefore, as of December 31, 2009, we measured fair value of the business to be equal to the average amount offered by several potential purchasers of the Nickel business. As a result, the carrying amount of the goodwill exceeded its implied fair value resulting in an impairment loss of $1.7 million in 2009. The same evaluation was performed in 2010 and no further impairment was noted. We expect Nickel brand sales to remain steady over the next few years as the result of new product launches in combination with an economic recovery. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10%, we could incur an additional goodwill impairment charge of $0.7 million.

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

The Company follows the provisions of uncertain tax positions as addressed in ASC topic 740-10-65-1.

Results of Operations

Three and Nine Months Ended September 30, 2011 as Compared to the Three and Nine Months Ended September 30, 2010

Net Sales	Three months ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
(In millions)

European-based product sales	$154.7	$109.2	41.7%	$382.8	$309.4	23.7%
United States-based product sales	17.0	11.7	45.9%	43.3	38.6	12.4%
	$171.7	$120.9	42.1%	$426.1	$348.0	22.5%

Net sales for the three months ended September 30, 2011 increased 42% to $171.7 million, as compared to $120.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 36% for the period. Net sales for the nine months ended September 30, 2011 increased 22% to $426.1 million, as compared to $348.0 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 18% for the period. The weakness of the U.S. dollar relative to the euro in 2011 as compared to the 2010 periods gave rise to the difference between constant dollar and reported net sales.

European based product sales increased 42% and 24% for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods of the prior year. Sales for the three months ended September 30, 2011 were bolstered by a promising start of the Burberry Body launch. In local currency, Burberry product sales increased 29% for the period. Other factors contributing to the sales increase include the continued strong momentum of the Jimmy Choo and Montblanc fragrance launches. The Jimmy Choo signature fragrance was first introduced in 2011 and product sales aggregated $11.2 million and $29.7 million for the three and nine months ended September 30, 2011. Montblanc product sales aggregated $11.1 million and $28.8 million for the three and nine months ended September 30, 2011, as compared to $2.4 million for both corresponding periods of the prior year. In addition, 2011 sales results reflect the commencement in January 2011 of European based product distribution in the U.S. by Interparfums Luxury Brands, a subsidiary of Interparfums, S.A.

INTER PARFUMS, INC. AND SUBSIDIARIES

Certain international markets were especially strong during the nine month period ended September 30, 2011 including South America and Asia, where comparable European based product sales in local currency were up 31% and 28%, respectively. Western Europe reported an increase of 5% for the nine month period.

We look forward to continued growth in the final quarter of 2011, reflecting the continued strength of our brands and worldwide distribution network. We have introduced a strong line-up of new products and brand extensions, which are expected to drive sales growth in the near and long-term. In addition to 2011 launches for Jimmy Choo, Montblanc and Paul Smith, early in 2011 we began the integration of existing fragrance lines under the Boucheron brand. The Burberry Body fragrance launch in September 2011 is expected to provide for sustained growth in the years ahead. With respect to Burberry Beauty, the color cosmetics collection, we rolled out additional products throughout 2011 and distribution is expected to be expanded by approximately sixty additional retail outlets for a total of approximately ninety by year end. We are reviewing Burberry Beauty results, as well as the anticipated financial commitment which may be necessary, in order to determine the appropriate level of distribution for the Burberry Beauty in the years to come.

With respect to our United States specialty retail and mass-market products, net sales for the three months ended September 30, 2011 increased 46% to $17.0 million, as compared to $11.7 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 2011 increased 12% to $43.3 million, as compared to $38.6 million for the corresponding period of the prior year.

The increase for the three months ended September 31, 2011 was driven by a strong performance in international distribution of specialty retail products; Banana Republic, Gap and bebe product lines are performing especially well with further expansion of new products into new territories. New product launches in domestic markets for the Betsy Johnson and bebe brands also contributed to third quarter sales growth.

For the Banana Republic brand, a new women’s scent, Wildbloom, was launched early this year and brand extensions are being planned for 2012. Building upon the success of the Gap brand’s Close and Stay fragrances, a third women’s signature scent, Near, launched in 2011. A new men’s scent, Deep, has also been added to build the brands men’s fragrance portfolio. We are also in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands. The debut of products for Nine West is now planned for January 2012 at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally.

We have been actively pursuing other new business opportunities and in March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. We have worked with Lane Bryant to develop a line of performance-based bath, body and specialty products, which is now being sold under Lane Bryant’s Cacique® brand. The initial line of products was launched at 130 Lane Bryant stores and at www.lanebryant.com in late spring. Chain wide rollout is anticipated in early 2012. In addition, a signature fine fragrance was launched in time for the 2011 holiday season.

INTER PARFUMS, INC. AND SUBSIDIARIES

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Net sales	$171.7	$120.9	$426.1	$348.0
Cost of sales	63.1	49.6	155.9	140.3

Gross margin	$108.6	$71.3	$270.2	$207.7
Gross margin as a percent of net sales	63%	59%	63%	60%

Gross profit margin was 63% for both the three and nine month periods ended September 30, 2011, as compared to 59% and 60% for the corresponding periods of the prior year. The gross margin improvement is primarily the result of us taking over, as of January 1, 2011, European product distribution in the U.S. by Interparfums Luxury Brands a subsidiary of Interparfums, S.A. We now sell our European prestige products in the U.S. directly to retailers rather than through a third party distributor which generates higher gross margins on our product sales. Product mix, promotional sales and changes in foreign currency exchange rates accounted for the remaining fluctuations in gross margin.

We carefully watch movements in foreign currency exchange rates as almost 40% of our European operations sales are denominated in dollars, while our costs are incurred in euro. Therefore, a weaker U.S. dollar has a negative impact on our gross margin. The average exchange rate for the three months ended September 30, 2011 was 1.41 as compared to 1.29 for the three months ended September 30, 2010.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.7 million and $5.7 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $1.4 million and $4.0 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Selling, general and administrative expenses	$87.0	$54.7	$212.2	$163.6
Selling, general and administrative expenses as a percent of net sales	51%	45%	50%	47%

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased 59% and 30% for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 51% and 50% of sales for the three and nine month periods ended September 30, 2011, respectively, as compared to 45% and 47% of sales for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $37.2 million and $78.0 million for the three and nine months ended September 30, 2011, respectively, as compared to $19.2 million and $58.5 million for the corresponding periods of the prior year. Promotion and advertising represented 22% and 18% of net sales for the three and nine months ended September 30, 2011, as compared to 16% and 17% of sales for the corresponding periods of the prior year. With the commencement in January 2011 of European based product distribution in the United States by Interparfums Luxury Brands, a subsidiary of Interparfums, S.A., we are now responsible for 100% of the cost of advertising support for our European based fragrance brands distributed in the United States as opposed to sharing such expenditures with our former U.S. distributor. The 2011 global launch of Burberry Body is supported by strong visuals on a scale without precedent. We significantly increased our advertising spending in the third quarter of 2011 as well as and full year advertising budgets for all brands which we expect will contribute to sustained growth in market share.

Service fees relating to the activities of our distribution subsidiaries aggregated $7.1 million and $16.3 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $3.4 million and $9.0 million for the corresponding periods of the prior year.

Royalty expense, included in selling, general and administrative expenses, aggregated $14.3 million and $36.6 million for the three and nine months ended September 30, 2011, respectively, as compared to $10.8 million and $31.5 million for the corresponding periods of the prior year. As a percentage of sales, royalty expense represented 8.3% and 8.6% of net sales for the three and nine months ended September 30, 2011, as compared to 8.9% and 9.0% of sales for the corresponding period of the prior year. The decline is primarily the result of taking over United States distribution of European based products.

Income from operations increased 30% to $21.5 million for the three months ended September 30, 2011, as compared to $16.6 million for the corresponding period of the prior year. Income from operations increased 31% to $57.9 million for the nine months ended September 30, 2011, as compared to $44.1 million for the corresponding period of the prior year. Operating margins were 12.6% and 13.6% of net sales for the three and nine months ended September 30, 2011, respectively, as compared to 13.7% and 12.7% for the corresponding periods of the prior year.

Interest expense aggregated $0.7 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $0.5 million and $1.6 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $28.0 million as of September 30, 2011, as compared to $21.4 million as of December 31, 2010 and $34.6 million as of December 31, 2009.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency gains (losses) aggregated $1.2 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, as compared to $0.5 million and ($2.4) million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings.

Our effective income tax rate was 40.5% and 36.6% for the three and nine months ended September 30, 2011, respectively, as compared to 32.5% and 33.2% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our effective tax rate is usually around 34% to 35%. The higher rate during the three and nine months ended September 30, 2011 is primarily the result of an agreement in principle with the French Tax Authority on the consequences of the tax audit, which covered income and non-income tax items.  As a result, the Company increased its income tax expense by $1.7 million for the three and nine month periods ended September 30, 2011 and reduced its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million as of September 30, 2011.  No significant changes in tax rates were experienced, nor were any expected in jurisdictions where we operate.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$13,284	$11,409	$37,052	$27,342

Less: Net income attributable to the noncontrolling interest	2,851	2,961	8,867	6,988

Net income attributable to Inter Parfums, Inc.	$10,433	$8,448	$28,185	$20,354

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.34	$0.28	$0.92	$0.67
Diluted	$0.34	$0.28	$0.92	$0.67

Weighted average number of shares outstanding:
Basic	30,539	30,443	30,506	30,332
Diluted	30,698	30,564	30,676	30,441

Net income increased 16% to $13.3 million for the three months ended September 30, 2011, as compared to $11.4 million for the corresponding period of the prior year. Net income increased 36% to $37.1 million for the nine months ended September 30, 2011, as compared to $27.3 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 21% and 24% of net income for the three and nine months ended September 30, 2011, as compared to 26% for both the corresponding periods of the prior year. The decline in 2011 is the result of allocating 2011 losses of certain 50% owned distribution joint ventures to the noncontrolling interest. Due to seasonality relating to the business of the distribution joint ventures, such losses are expected to reverse in the final quarter of the year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income attributable to Inter Parfums, Inc. increased 23% to $10.4 million for the three months ended September 30, 2011, as compared to $8.4 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased 38% to $28.2 million for the nine months ended September 30, 2011, as compared to $20.4 million for the corresponding period of the prior year.

Basic amd diluted earnings per share were $0.34 and $0.28 for the three months ended September 30, 2011 and 2010, respectively.  Basic and diluted earnings per share were $0.92 and $0.67 for the nine months ended September 30, 2011 and 2010, respectively. Weighted average shares outstanding aggregated 30.5 million for both the three and nine month periods ended September 30, 2011, as compared to 30.4 million and 30.3 million for the corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.7 million for both the three and nine months periods ended September 30, 2011, as compared to 30.6 million and 30.4 million for the corresponding periods of the prior. The increase in shares outstanding is primarily the result of shares issued pursuant to options exercised.

Liquidity and Capital Resources

Our financial position remains strong. At September 30, 2011, working capital aggregated $209 million and we had a working capital ratio of 2.2 to 1. Cash and cash equivalents and short-term investments aggregated $30 million.

Cash provided by (used in) operating activities aggregated ($49.1) million and $31.3 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, working capital items used $97 million in cash from operating activities, as compared to $0.5 million in the 2010 period. The $73 million increase in accounts receivable represents a 75% increase from December 31, 2010 when accounts receivable balances are typically at their lowest level. The accounts receivable balance at September 30, 2011 is up 42% from the June 30, 2011 balance, which is reasonable as sales for the three months ended September 30, 2011 are also up 42% as compared to the three months ended June 30, 2011. The $74 million increase in inventories for the nine months ended September 30, 2011, as shown on the statement of cash flows, reflects the needed inventory build to support anticipated sales growth and new licensing activities in both European operations and U.S. operations.

Cash flows provided by (used in) investing activities in 2011 reflect the net redemption of $44.9 million in short-term investments which are certificates of deposit with maturities slightly greater than three months. We also spent approximately $7.6 million for capital items. Our business is not capital intensive as we do not own any manufacturing facilities. However, we typically spend between $3 million and $4 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Considering our very active 2011 launch schedule, capital expenditures in 2011 are expected to be in the range of $8 million to $9.0 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2011, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2011 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $23.0 million in credit lines provided by a consortium of international financial institutions. As of September 30, 2011, short-term borrowings aggregated $20.4 million.

Our long-term credit facilities provide for principal and interest to be repaid in 20 quarterly installments. As of September 30, 2011, the long-term portion of long-term debt has been repaid and current maturities of long-term debt aggregated $7.6 million. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Interparfums, S.A. pursuant to options exercised in 2011. To partially offset the dilution resulting from such issuances, we paid $0.75 million to repurchase outstanding shares of Interparfums, S.A.

In January 2011, our board of directors authorized an approximate 23% increase in the annual dividend to $0.32 per share. The next quarterly dividend of $0.08 per share will be paid on January 13, 2012 to shareholders of record on December 30, 2011. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums, S.A., aggregated $10.0 million for the nine months ended September 30, 2011. The annual cash dividend for 2011 is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended September 30, 2011.

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

At September 30, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $68 million and GB pounds 8.1 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of September 30, 2011 was €4.4 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Changes in Internal Control Over Financial Reporting

During the 2nd quarter of 2011, our French subsidiary, Interparfums, S.A. implemented SAP, a new accounting software system for its operations (“SAP System”). The implementation was completed and the SAP System went “live” in May 2011. The SAP System is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to going “live”. In connection with this SAP System implementation, we are updating our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Other than described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

___________________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under theses Sections.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2011.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer