Form 10-K
period 2011-12-31
INTER PARFUMS INC
filed 2012-03-12
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011 or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file no. 0-16469

Inter Parfums, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	212.983.2640

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.001 par value per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered

None	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $375,824,083 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 9, 2012: 30,554,711.

Documents Incorporated By Reference: None.

iii

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

iv

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

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the majority owner of three (3) distribution subsidiaries, Inter Parfums Limited, Inter Parfums Gmbh and Inter Parfums srl, covering territories in The United Kingdom, Germany and Italy, respectively, and is the sole owner of two (2) distribution subsidiaries, Inter España Parfums et Cosmetiques, SL, covering the territory of Spain and Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States. Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Singapore Pte., Ltd., an Asian sales and marketing office.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR”. The common shares of our subsidiary, Interparfums SA, are traded on the Euronext Exchange.

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

General

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Our prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 26% of Interparfums SA shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

Our business is not capital intensive, and it is important to note that we do not own any manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished product for us and deliver them back to one of our distribution centers.

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute our prestige fragrance products primarily under license agreements with brand owners, and prestige product sales represented approximately 90% of net sales for 2011. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain and Repetto, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to their customers.

Burberry is our most significant license, as sales of Burberry products represented 50%, 53% and 57% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we own the Lanvin brand name for our class of trade and sales of Lanvin product represented 13%, 15% and 14% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

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

United States Operations

Our specialty retail and mass market fragrance and fragrance related products are marketed through our United States operations and represented 10%, of sales for the year ended December 31, 2011. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands which include the Gap, Banana Republic, Anna Sui, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache.

Recent Developments

Burberry

In December 2011, the Company and Burberry Group began to explore ways to work more closely together to realize the brand’s potential and we are currently in discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. As there can be no assurance that an agreement will be reached, Burberry has exercised its right to evaluate the purchase price for the unexpired term of the existing license. In this process, Burberry has until July 31, 2012 to determine whether it wishes to buy out the unexpired portion of the license as of December 31, 2012 or continue the existing contract which runs through December 31, 2017. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry products. As of the date of this report, discussions are continuing.

Repetto

In December 2011 we entered into a thirteen-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Repetto brand. Our rights under the agreement commenced on January 1, 2012. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Pierre Balmain

In July 2011, we entered into a twelve-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of existing Balmain fragrances. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We also paid an up front entry fee of €2.1 million (approximately $2.7 million) for this license.

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

These renewal agreements, which took effect on January 1, 2012 and run through December 31, 2014, contain terms and conditions similar to those of the original agreements.

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We have paid an upfront entry fee of $2.0 million for this license and we agreed to purchase current inventory and certain other assets of the former licensee.

S. T. Dupont

In April 2011, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2016. Our initial eleven-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

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

U.S. Distribution of Prestige Products

Beginning January 1, 2011, Interparfums Luxury Brands, Inc., a U.S. subsidiary of our French subsidiary Interparfums SA, assumed all U.S. prestige fragrance distribution responsibilities. In addition, under the terms of a four-year agreement, Interparfums Luxury Brands, Inc. and Clarins Fragrance Group USA (a Division of Clarins Group in the U.S. responsible for the Thierry Mugler, Azzaro, Porsche Design, David Yurman and Swarovski brands) share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York.

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

We have built a portfolio of licensed prestige brands, which include Burberry, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, S.T. Dupont, Boucheron, Balmain and Repetto. In addition, we are the owner of the Lanvin and Nickel brand names and trademarks for our class of trade. Our exclusive world-wide licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Burberry	December 31, 2017, unless buyback option is exercised
Jimmy Choo	December 31, 2021
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met
Montblanc	December 31, 2020
Paul Smith	December 31, 2017
S.T. Dupont	December 31, 2016
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Balmain	December 31, 2023
Repetto	December 31, 2024

Prestige Fragrances

BURBERRY — Burberry is our leading prestige fragrance brand and we operate under an exclusive worldwide license with Burberry Group that was originally entered into in 1993 and replaced by a new agreement in 2004.

We have had significant success in introducing new fragrance families under the Burberry brand name. Lines currently in distribution include: Burberry (1995), Burberry Week End (1997), Burberry Touch (2000), Burberry Brit (2003/2004), Burberry London (2006), Burberry The Beat (2008), Burberry Sport (2010), a make-up line, Burberry Beauty (2010), and Burberry Body (2011). With sales for the first time surpassing the $300 million milestone, Burberry fragrances continued its trajectory of sustained growth. Current year growth is the result of a solid performance by the brands historic lines and the highly successful launch of Burberry Body.

In December 2011, the Company and Burberry Group began to explore ways to work more closely together to realize the brand’s potential and we are currently in discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. As there can be no assurance that an agreement will be reached, Burberry has exercised its right to evaluate the purchase price for the unexpired term of the existing license. In this process, Burberry has until July 31, 2012 to determine whether it wishes to buy out the unexpired portion of the license as of December 31, 2012 or continue the existing contract which runs through December 31, 2017.

LANVIN — In July 2007 we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 that we had previously licensed in June 2004. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Today, Lanvin fragrances occupy important positions in the selective distribution market in France, Europe and Asia. Current lines in distribution include: Arpège (1927), Lanvin L’Homme (1997), Eclat d’Arpège (2002), Arpège pour Homme (2005), Rumeur (2006), Rumeur 2 Rose (2007), Jeanne Lanvin (2008), Lanvin L’Homme Sport (2009), and Marry Me! (2010). With no new launches in 2011, sales of Lanvin fragrances continue to expand with steady contribution from its Eclat d’Arpège line combined with the continued growth in the Jeanne Lanvin and Marry Me! lines.

Jimmy Choo — In October 2009 we entered into an exclusive, worldwide license agreement that commenced on January 1, 2010 for the creation, development and distribution of fragrances under the Jimmy Choo brand.

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

In January 2011, our first fragrance under the Jimmy Choo brand was initially launched in select distribution in the United Kingdom and the United States, and this signature scent rolled out globally in Spring 2011. Throughout 2011, Jimmy Choo product sales exceeded our expectations with rapid reorders at the point of sale. Sales topped $40 million in 2011and we anticipate continued expansion in 2012.

VAN CLEEF & ARPELS — In September 2006, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks.

Van Cleef & Arpels fragrances in current distribution include: First (1976), Van Cleef pour Homme (1978), Tsar (1989), Van Cleef (1994), First 1er Bouquet (2008), Féerie (2008), Collection Extraordinaire (2009), Oriens (2010), Midnight in Paris (2010).

For the past two years we have been fine tuning the product range and repositioning our Van Cleef & Arpels fragrances in the exclusive high-end segment. With two new product launches in 2010 and no new launches in 2011, we saw sales decline of approximately 21% in local currency in 2011. We hope to reverse that trend with a new line for Van Cleef & Arpels, which is under development with an expected launch in 2013.

Montblanc — In January 2010 we entered into an exclusive, worldwide license agreement, commencing on July 1, 2010, for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand.

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

On July 1, 2010 we commenced distribution of Montblanc’s legacy fragrances, which include: Présence (2001) , Présence D’une Femme (2002), Individuel (2004), Femme Individuelle (2004), Starwalker (2005), Femme de Montblanc (2006) and Homme Exceptionnel (2006).

In the Spring 2011 we launched a new Montblanc fragrance, Legend, the success of which significantly exceeded our initial expectations. For 2011, Montblanc fragrance sales aggregated $42.5 million. For 2012, we are developing our first women’s fragrance under the Montblanc brand.

PAUL SMITH — We signed an exclusive license agreement with Paul Smith in December 1998, for the creation, development and worldwide distribution of Paul Smith perfumes and cosmetics. In July 2008 we extended this license for an additional seven years through December 31, 2017.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith (2000), Paul Smith Extrême (2002),Paul Smith Story (2006), Paul Smith Rose (2007) Paul Smith Man (2009), Paul Smith Man 2 (2010) and Optimistic (2011).

S.T. DUPONT — In June 1997 we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. In 2011 the agreement was renewed and now runs through December 31, 2016. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods.

S.T. Dupont fragrances include: S.T. Dupont (1998), S.T. Dupont Essence Pure (2002), L’Eau de S.T. Dupont (2004), S.T. Dupont Noir (2006), S.T. Dupont Blanc (2007), S.T. Dupont Passenger (2008), S.T. Dupont Rose (2009), S.T. Dupont Intense (2009), Miss Dupont (2010), S.T. Dupont Passenger Cruise (2011).

Boucheron – In December 2010, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Boucheron brand.

Boucheron is the French jeweler "par excellence". Founded by Frederic Boucheron in 1858, the House has produced some of the world’s most beautiful and precious creations. Today Boucheron creates jewelry and timepieces and, under license from global brand leaders, fragrances and sunglasses. Currently Boucheron operates through over 40 boutiques worldwide as well as an e-commerce site.

The transfer of existing inventory from the former licensee was completed early in 2011, and we then commenced distribution of Boucheron’s legacy fragrances. We have completed development of our first new fragrance under the Boucheron brand, which is scheduled for a 2012 launch.

BALMAIN

In July 2011 we entered into a twelve-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances for men and women.

The Balmain couture house was founded in 1945 by Pierre Balmain. In recent years, Balmain has undergone a significant transformation. With the redefinition of its image in ready-to-wear, the brand has become a reference for style, while retaining its distinctive design codes from the haute couture universe. On the strength of its creativity and know-how, the brand has become a major trendsetter.

REPETTO

In December 2011 we entered into a thirteen-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Repetto brand. Our rights under the agreement commenced on January 1, 2012.

Created in 1947 by Rose Repetto at the request of her son, dancer and choreographer Roland Petit, Repetto is today a legendary name in the world of dance. For a number of years it has developed timeless and must-have collections with a fully modernized signature style ranging from dance shoes, ballet slippers, flat shoes, and sandals to more recently handbags and high-end accessories.

With an ambitious plan of international expansion (27 new stores opened in 2011, 22 new points of sale planned for 2012) focusing mainly on Europe, the brand is now branching out into Asia, notably South Korea and Japan where its mix of cross-generational appeal and French chic has met with unprecedented enthusiasm. We expect our first fragrance line to be launched in 2013.

Prestige Skin Care & Cosmetics

BURBERRY — In July 2010, Burberry Beauty, the nearly 100 SKU color cosmetic collection, began its rollout to approximately 30 major retail locations globally, including Harrods in London and five Nordstrom locations in the U.S., Holt Renfrew in Canada, Galeries Lafayette in France and Lane Crawford in Hong Kong. The launch of this cosmetics line required a significant investment in its first year to develop the product, build cosmetic counters, hire and train personnel. We believe the Burberry Beauty line is an important step to reach new customers and increase brand exposure worldwide.

We rolled out additional products throughout 2011 and distribution was expanded by approximately sixty additional retail outlets for a current total of approximately ninety. We are currently reviewing Burberry Beauty results as well as the anticipated financial commitment which may be necessary in order to determine the appropriate level of distribution for Burberry Beauty in the years to come.

NICKEL — Established in 1996, Nickel has developed two innovative concepts in the world of cosmetics: spas exclusively for male customers and skin care products for men. The Nickel skin care products for the face and body are sold through prestige department and specialty stores primarily in Western Europe and the United States, as well as through our men’s spas in Paris and New York and our licensed spa in London.

Our current focus is on skin care products and we have launched several new skin care categories under the brand name. We intend to continue to develop new and innovative skincare products under the Nickel brand in an attempt to grow the business.

Specialty Retail and Designer Products

Specialty retail has become an important part of our overall business, and our United States operations are continuing to expand the global distribution of the specialty retail brands with which we have partnered. In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships. However, we cannot assure you that we will be able to enter into any similar future arrangements, or if we do, that any such arrangement would be on terms favorable to us or would be successful.

In connection with our specialty retail agreements in our United States operations, we design, produce and manufacture fragrance and fragrance related products for brand name specialty retailers, primarily for sale in their retail stores. This specialty retail business began in 2005 with the signing of an exclusive agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada. We have expanded this business through the years and currently have agreements in place with Brooks Brothers, bebe Stores, Nine West, Betsey Johnson, Lane Bryant and Anna Sui. Our exclusive agreements for specialty retail brands and their expiration dates are as follows:

Brand Name	Expiration Date

The Gap Inc.	December 31, 2014
Brooks Brothers	December 31, 2013, plus a 5-year optional term if certain sales targets are met
New York & Company	October 8, 2012
bebe Stores	June 30, 2014, plus three, 3-year optional terms, if certain sales targets are met
Nine West	December 31, 2016, plus two consecutive 3-year optional terms if certain conditions are met
Betsey Johnson	December 31, 2015, plus a 5-year optional term if certain conditions are met
Lane Bryant	December 31, 2015
Anna Sui	December 31, 2021, plus two five-year optional terms if certain conditions are met

In addition, our agreements for the Gap, Banana Republic, Brooks Brothers, bebe, Nine West, Betsey Johnson and Ana Sui brands include a license component for worldwide sales to select third party retailers and distributors, in return for royalty payments and certain advertising expenditures as are customary in our industry.

Gap and Banana Republic

In July 2005, we entered into an exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrance and fragrance related products for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In March 2006, the agreement was amended to include fragrance and fragrance related products for Gap Outlet and Banana Republic Factory Stores in the United States and Canada.

In 2008 we expanded our relationship with Gap Inc. to include a licensing agreement for international distribution of personal care products created for the Gap and Banana Republic brands. We entered into this license agreement to capitalize on cross-border brand awareness of Gap’s iconic American style and Banana Republic’s affordable luxury, which we have interpreted into a brand-specific assortment of fragrance and fragrance related products. In addition, our long-established relationships with distributors in over 120 countries, and our current infrastructure enabled us to rollout Gap and Banana Republic products to select department stores, perfumeries, travel retailers, military bases and other appropriate retail outlets around the world.

In July 2011, we renewed our exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrances for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In July 2011, we also renewed our license agreement with The Gap Inc. for international distribution of fragrances through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. These renewal agreements, which became effective on January 1, 2012, run through December 31, 2014.

Gap scents in current distribution include: Close (2009), Stay (2010), Core (2010), Deep (2011) and Near (2011). International distribution began in the Fall of 2009, including an exclusive launch at 240 Sephora doors in Europe. Banana Republic products currently available include: Classic (1995), W (1995), Alabaster (2006), Jade (2006), Rosewood (2006), Slate (2006), Black Walnut (2006), Cordovan (2007), Malachite (2007), Republic of Women (2009), Republic of Men (2009) and Wildbloom (2011).

For 2012, we also have several new products and new product extensions in the works.

bebe Stores

In July 2008, we entered into an exclusive six-year worldwide agreement with bebe Stores, Inc., under which we design, manufacture and supply fragrance, bath and body products and color cosmetics for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We have incorporated bebe’s signature look into fragrance and cosmetics for the brand’s strong, hip, sexy, and sophisticated clientele.

Our bebe signature fragrance was unveiled at more than 200 bebe stores in the U.S. in August 2009, which was followed by worldwide distribution shortly thereafter. Scents currently available for domestic and international markets include: bebe (2009), bebe Sheer (2010) and bebe gold (2011).

We are currently working on new products and new product extensions for the bebe brand.

Nine West

In July 2010, we entered into an exclusive worldwide license agreement with Nine West Development Corporation for the creation, production, marketing and global distribution of women’s fragrances under the Nine West brand. The agreement provides for direct sales to Nine West retail stores in the United States, as well as a licensing component, enabling us to sell women's fragrances to better department stores and specialty retailers worldwide.

Under the agreement, the initial Nine West signature fragrance will be marketed and sold globally in better department stores, specialty retailers and Nine West retail stores. Nine West is currently sold in 59 countries with flagship stores in leading cities, including New York, Toronto, London, Paris, Tokyo, Hong Kong, Shanghai and Beijing.

Nine West is a subsidiary of Jones Apparel Group, Inc., and a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. Our first fragrance for Nine West Love Fury launched in the first quarter of 2012.

Betsey Johnson

In July 2010, we entered into an exclusive worldwide agreement for the Betsey Johnson brand, under which we design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide.

New York designer Betsey Johnson joined forces with Chantal Bacon in 1978 and started the Betsey Johnson label, as it is known today. Beginning in 2004, the Betsey Johnson label expanded as a lifestyle brand with the introduction of intimates, handbags and leather goods, footwear, watches, jewelry, eyewear, swimwear, legwear and outerwear. Today there are over sixty-five Betsey Johnson stores worldwide as well as an established wholesale business in international markets.

We believe Betsey Johnson fashion is forever feminine, sometimes whimsical but always recognizable. We envision building an upscale fragrance and beauty enterprise around the qualities that have defined and redefined the Betsey Johnson label for over 30 years. Our first product launch under the Betsey Johnson brand occurred in the second half of 2010 with a new take on the designer’s vintage fragrance exclusively for Betsey Johnson. In the second half of the 2011, we launched of our first new Betsey Johnson scent, Too Too, with initial distribution in the designer’s stores as well as Sephora stores in the U.S. In 2012, we plan to continue to roll-out distribution of Betsey Johnson Too Too.

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums designs and manufactures personal care products for the Lane Bryant brand to be sold in Lane Bryant stores. Lane Bryant is responsible for marketing, promoting and selling these products.

In Spring 2011, we commenced shipments of a line of performance-based bath, body and specialty products, to be sold under Lane Bryant’s Cacique® brand at approximately 130 Lane Bryant stores. Chain wide rollout is anticipated in early 2012. In addition, a signature fragrance was launched in time for the 2011 holiday season.

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement to produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

We will work in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is especially strong in Asia.We have high expectations for growing the Anna Sui fragrance franchise by developing new products and expanding the brand’s fragrance presence in North America, Europe and the Middle East.

Our first new women’s scent for Anna Sui is planned for Fall 2012.

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

Brooks Brothers product lines currently available include: Brooks Brothers New York (2008), Black Fleece (2009), Brooks Brothers Madison (2010), and a trio of scents Black Fleece Red, White, & Blue (2010).

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

We developed products designed for the target New York & Company customer, the fashion-conscious, value-sensitive women. Unfortunately the line was not successful and was subsequently discontinued. We have also launched a fragrance for New York & Company and supplied their stores with color cosmetic products. However, with no new product development in process, we anticipate that this agreement will end at its expiration in October 2012.

Other Specialty Retail

During 2010, we also developed two programs for Anthropologie stores, Happ & Stahns and the LeLabo collection, both of which have made their debut in 2010. In July 2011 Happ + Stahns 1842 Rosa Alba won the 2011 HBA International Packaging Design Award in the Prestige Fragrance category. The winner in this category was voted on by 100 industry professionals.

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

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands are expected to contribute significantly to our growth as it represented 90% of total business in 2011. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

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

We might enter into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. However, we cannot assure you that we will be able to enter into any future joint venture arrangements or acquire distribution companies on terms favorable to us, or if we do, that any such transaction will be successful. We believe that in certain markets vertical integration of our distribution network is one of the keys to future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail business. We believe the beauty industry has experienced a significant growth in specialty retail, and we now have agreements in place for the following brands, Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West, Betsey Johnson, Lane Bryant and Anna Sui. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. We also develop product and supply fragrances for Anthropologie stores, catalog and its internet business on an as needed and when ordered basis. Gap, Banana Republic, New York & Company, Retail Brand Alliance (for Brooks Brothers), bebe Stores, Inc., Anthropologie, Nine West, Betsey Johnson, Lane Bryant and Anna Sui are innovative specialty retailers which offer a variety of lifestyle merchandise to highly defined customer niches.

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

For our prestige products, approximately 80% of component and production needs are purchased from approximately 50 suppliers out of a total of over 180 active suppliers. The suppliers' accounts for our European operations are primarily settled in euro and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars. The components for our specialty retail products are sourced and our specialty retail products are primarily produced and filled in the United States, and our mass market products are manufactured, produced or filled in the United States or China.

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

As our business is a global business, we intend to continue to build our global distribution footprint. We presently operate through our distribution subsidiaries in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. In addition, during 2010 we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our French subsidiary Interparfums SA, for distribution of prestige brands in the United States. It has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011. Shipments to these subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to its customers.

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

Approximately 40% of our prestige fragrance net sales are denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

The business of our European operations has become increasingly seasonal due to the timing of shipments by our majority-owned distribution subsidiaries to their customers, which are weighted to the second half of the year.

Specialty Retail and Mass Market Products

We do not presently market and distribute Gap, Banana Republic, New York & Company, Brooks Brothers or Lane Bryant specialty retail products to third parties in the United States. Marketing and distribution for such brands are the responsibility of the brand owners which market and sell the products we produce in their own retail locations. However, with respect to our agreements with bebe Stores, Inc., Nine West, Betsey Johnson and Anna Sui, we distribute or plan to distribute product to their stores as well as to other retail outlets and department stores within the United States.

With respect to Gap, Banana Republic, Brooks Brothers, bebe brands, Nine West, Betsey Johnson and Anna Sui, we also distribute or plan to distribute product to specialty retailers and department stores outside the United States including duty free and other travel-related retailers. We utilize our in house sales team to reach our distributors and customers outside the United States.

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

Geographic Areas

United States export sales were approximately $24.9 million, $25.7 million and $14.0 million in 2011, 2010 and 2009, respectively. Consolidated net sales to customers by region are as follows:

(in thousands)	Year ended December 31,
	2011	2010	2009
North America	$150,000	$91,200	$96,800
Europe	246,000	211,800	184,900
Central and South America	61,000	41,900	29,300
Middle East	57,000	45,500	42,300
Asia	95,000	66,500	53,600
Other	6,200	3,500	2,600

	$615,200	$460,400	$409,500

Consolidated net sales to customers in major countries are as follows:

(in thousands)	Year Ended December 31,
	2011	2010	2009
United States	$138,000	$86,000	$88,000
United Kingdom	$45,000	$35,000	$31,000
France	$48,000	$37,000	$37,000

Competition

The market for fragrances and fragrance related products is highly competitive and sensitive to changing preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy, regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

In the specialty retail market in the U.S., we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West, Betsey Johnson and Lane Bryant, so we do not have any direct competition, other than third parties who may also have the knowhow and capacity to develop, manufacture and ship product to specialty retailers. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch, American Eagle and Victoria’s Secret, which thereby indirectly compete with us.

We compete in the mass market for fragrances, color cosmetics and health and beauty aids primarily on the basis of price. At the present time, we are aware of approximately four established companies which market alternative designer fragrances similar to ours. Many of our competitors of both mass market color cosmetics (such as L’Oreal and Revlon) and health and beauty aids (such as Procter & Gamble) have substantial financial resources as well as national and international marketing campaigns. However, we believe that consumer recognition of our two brands, Aziza for mass market color cosmetics, and Intimate for health and beauty aids, together with competitive pricing of our products, helps us compete in those markets.

Inventory

We purchase raw materials and component parts from suppliers based on internal estimates of anticipated need for finished goods, which enables us to meet production requirements for finished goods. We generally deliver product to customers within 72 hours of the receipt of their orders. Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished product for us and then deliver them to one of our distribution centers.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrances and fragrance related products. These registered trademarks include:

•	Burberry
•	Van Cleef & Arpels
•	Jimmy Choo
•	Montblanc
•	Boucheron
•	Balmain
•	Repetto
•	Gap
•	Banana Republic
•	New York & Company (U.S. only)
•	Brooks Brothers
•	bebe
•	Nine West
•	Betsey Johnson
•	Lane Bryant (U.S. only)
•	Anna Sui
•	S.T. Dupont
•	Paul Smith
•	Jordache

In addition, we are the registered trademark owner of several trademarks for fragrances and fragrance related products, including:

•	Lanvin
•	Intimate
•	Aziza
•	Nickel
•	Tristar, Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2012 we had 283 full-time employees world-wide. Of these, 180 are full-time employees of our European operations, with 71 employees engaged in sales activities and 109 in administrative, production and marketing activities. Our United States operations have 103 employees, and of these, 41 were engaged in sales activities and 62 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

We are dependent upon Burberry for a significant portion of our sales, and Burberry has the right to purchase the unexpired term of its license from us. The loss of this license will have a material adverse effect on us.

Burberry is our most significant license, as sales of Burberry products represented 50%, 53% and 57% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Our Paris-based subsidiary, Interparfums SA, has been the worldwide, exclusive licensee for Burberry fragrances since our initial license agreement in 1993. Such license agreement was superseded by our subsequent license agreement dated October 12, 2004.

In December 2011, Interparfums SA and Burberry Group commenced discussions regarding the establishment of a new operating structure for the Burberry fragrance and beauty business. As of the date of this report, those discussions are continuing. We cannot assure you that any agreement will be reached, or if we reach an agreement, that it will be on terms favorable to us.

As there can be no assurance that an agreement will be reached, Burberry has exercised its right to evaluate the purchase price for the unexpired term of the existing license. In this process, Burberry has until July 31, 2012 to determine whether it wishes to buy out the unexpired portion of the license as of December 31, 2012, or continue the existing contract which runs through December 31, 2017.

As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry product.

This license is subject to Interparfums SA making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. This license agreement provides for termination on a change in control of either, Interparfums SA, the licensee, or Inter Parfums, Inc., the guarantor.

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

We believe that the high degree of global economic uncertainty could have a negative effect on consumer confidence, demand and spending. In addition, we believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

Uncertainties and continued deterioration in global credit markets, as evidenced by reductions in sovereign credit ratings in the United States and Europe, could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

Uncertainties and continued deterioration in the global credit markets as evidenced by reductions in sovereign credit ratings in the United States and Europe, could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. While, thus far, uncertainties in global credit markets have not significantly affected our access to credit due to our strong credit rating, a further deterioration in global financial markets could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

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

The market for fragrances and fragrance related products is highly competitive and sensitive to changing market preferences and demands. Many of our competitors in this market are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility. Our success in the prestige fragrance industry is dependent upon our ability to continue to generate original strategies and develop quality products that are in accord with ongoing changes in the market.

In the specialty retail market in the U.S. we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West, Betsey Johnson and Lane Bryant, so we do not have any direct competition, other than third parties who may also have the knowhow and capacity to develop, manufacture and ship product to specialty retailers. However, such special retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch, American Eagle and Victoria’s Secret, which thereby indirectly compete with us.

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

We have agreements in place for specialty retail brands, Gap and Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West, Betsey Johnson and Lane Bryant. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. We also develop and supply fragrances for Anthropologie stores, catalog and its internet business on an as needed and when ordered basis. These specialty retailers are responsible for marketing and selling fragrance and fragrance related products we produced in their respective stores in North America. If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then such unsuccessful sales and marketing efforts could have a material adverse effect on our operating results.

If we are unable to acquire or license additional brands, or obtain the required financing for these agreements and arrangements, then the growth of our business could be impaired.

Our future expansion through acquisitions or new product license or distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, in view of the global banking crisis, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

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

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Interparfums SA, are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the life of Mr. Benacin ($20.0 million). However, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

Our reliance on third party manufacturers could have a material adverse effect on us.

We rely on outside sources to manufacture our fragrances and cosmetics. The failure of such third party manufacturers to deliver either components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternate manufacturers available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over whom we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

Our reliance on third party distributors could have a material adverse effect on us.

We sell a substantial percentage of our prestige fragrances through independent distributors specializing in luxury goods. Given the growing importance of distribution, we have modified our distribution model by owning a controlling interest in certain of our distributors within key markets. However, we have little or no control over third party distributors and the failure of such third parties to provide services on a timely basis could have a material adverse effect on our business, financial condition and operating results. In addition, if we replace existing third party distributors with new third party distributors or with our own distribution arrangements, then transition issues could have a material adverse effect on our business, financial condition and operating results.

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

A substantial portion of our European operations’ net sales (approximately 40% in 2011) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

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

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intra-company communications. We have Internet websites in the United States and Europe. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. Accordingly, we provided guidance as to our expected net sales and earnings per share for the year ending December 31, 2012. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, New York, NY.	15,000 square feet	February 28, 2013
Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2018
Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 square feet	October 31, 2014

European Operations

Use	Location	Approximate Size	Term Expires	Other Information
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	June 2014	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2013	Lessee has early termination right on 3 months notice
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2013	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice
Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months notice
Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	June 2020	Lessee has early termination right every 3 years on 6 months notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2017 and May 2020	Lease for portion of space expires May 2017

Interparfums SA has had an agreement with Sagatrans, S.A. for warehousing and distribution services for several years, and its last agreement expired in September 2011. However, we anticipate signing a new agreement with Sagatrans for warehousing and distribution services shortly. Service fees payable to Sagatrans are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid in 2011 were €5.5 million (inclusive of €1.2 of rent). Service fees for 2012 will not include any rent and are estimated to be €4.7 million.

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

Fiscal 2011	High Closing Price	Low Closing Price

Fourth Quarter	19.89	13.90

Third Quarter	24.80	13.75

Second Quarter	23.34	17.60

First Quarter	19.30	17.35

Fiscal 2010	High Closing Price	Low Closing Price

Fourth Quarter	19.84	16.66

Third Quarter	19.00	13.74

Second Quarter	17.77	13.74

First Quarter	16.00	11.37

As of February 10, 2012, the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 50. We believe there are approximately 3,100 beneficial owners of our common stock.

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

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/06	12/07	12/08	12/09	12/10	12/11

Inter Parfums, Inc.	100.00	94.50	61.31	98.72	155.31	130.60
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
Peer Group	100.00	115.82	97.48	106.53	115.06	125.71

Dividends

In January 2010, our board of directors authorized a 97% increase in the Company’s quarterly cash dividend from 2009 to $.065 per share, or $.26 per share on an annual basis. In January 2011 our board of directors further increased the cash dividend from $.26 per share on an annual basis to $.32 per share on an annual basis. In December 2011, our board of directors authorized the continuation of our cash dividend on an annual basis to $.32 per share for 2012. The first quarterly cash dividend for 2012 of $.08 per share is payable on April 16, 2012 to shareholders of record on March 30, 2012.

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the last quarter of the last fiscal year and through the date of this report.

On February 1, 2012, we granted options to purchase an aggregate of 4,500 shares for a five-year period at the exercise price of $17.07 per share, the fair market value of our common stock on the date of grant, to our five non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us. In addition, in January 2012, our five non-employee directors exercised stock options which were expiring on January 31, 2012 to purchase an aggregate of 6,750 shares of restricted common stock. Such transactions were also exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Repurchases of Our Common Stock

We did not repurchase any of our Common Stock during the fourth quarter of 2011.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2011	2010	2009	2008	2007

Income statement data:

Net sales	$615,220	$460,411	$409,464	$446,124	$389,560

Cost of sales	228,446	186,401	175,296	191,915	160,137

Selling, general and administrative expenses	318,998	217,574	187,690	202,264	181,224

Operating income	66,939	56,436	44,801	51,009	47,331

Income before taxes	67,393	53,840	46,348	46,434	47,276

Net income attributable to the noncontrolling interest	10,646	9,082	7,791	6,357	6,784

Net income attributable to Inter Parfums, Inc.	32,303	26,593	22,367	23,765	23,817

Net income attributable to Inter Parfums, Inc. common shareholders’ per share:
Basic	$1.06	$.88	$.74	$.78	$.78
Diluted	$1.05	$.87	$.74	$.77	$.76
Average common shares outstanding:
Basic	30,515	30,361	30,100	30,621	30,666
Diluted	30,678	30,482	30,121	30,778	31,004

Depreciation and amortization	$13,073	$9,188	$10,963	$9,925	$8,031

	As at December 31,
(In thousands except per share data)	2011	2010	2009	2008	2007

Balance sheet and other data:

Cash and cash equivalents	$35,856	$37,548	$100,467	$42,404	$90,034

Working capital	205,730	183,594	197,663	174,126	178,560

Total assets	516,034	438,105	419,088	425,137	446,052

Short-term bank debt	11,826	5,250	5,021	13,981	7,217

Long-term debt (including current portion)	4,480	16,129	29,594	41,043	59,733

Inter Parfums, Inc. shareholders’ equity	252,674	234,976	226,746	204,201	192,660

Dividends declared per share	$0.32	$0.26	$0.133	$0.133	$0.133

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Overview

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Interparfums SA (formerly Inter Parfums, S.A.), which is also a publicly traded company as 26% of Interparfums SA shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

We produce and distribute our European based prestige fragrance products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 90% of net sales in 2011 and 88% of net sales for both 2010 and 2009. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain and Repetto, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to their customers.

Burberry is our most significant license, as sales of Burberry products represented 50%, 53% and 57% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we own the Lanvin brand name for our class of trade and sales of Lanvin product represented 13%, 15% and 14% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Through our United States operations we market specialty retail and mass market fragrance and fragrance related products, which represented 10% of net sales in 2011 and 12% of net sales for both 2010 and 2009. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Anna Sui, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache brands.

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell direct to retailers, seasonality is more evident. In 2007 we commenced operations of our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom, and in January 2011 we commenced operations of our U. S. distribution subsidiary. In addition, our specialty retail product lines sold to U. S. retailers is also concentrated in the second half of the year.

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished product for us and then deliver them to one of our distribution centers.

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.

At this time, we do not believe the recent economic uncertainty and financial market volatility taking place in certain European countries will have a significant impact on our business. This is due in part to our belief that we are well positioned as a result of our strategy to manage our business effectively and efficiently. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business. We continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A weak U.S. dollar has a positive impact on our net sales. However, earnings are negatively affected by a weak dollar because almost 40% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Burberry

In December 2011, the Company and Burberry began to explore ways to work more closely together to realize the brand’s potential and we are currently in discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. As there can be no assurance that an agreement will be reached, Burberry has exercised its right to evaluate the purchase price for the unexpired term of the existing license. In this process, Burberry has until July 31, 2012 to determine whether it wishes to buy out the unexpired portion of the license as of December 31, 2012 or continue the existing contract which runs through December 31, 2017. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry products.

Repetto

In December 2011, we entered into a thirteen-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Repetto brand. Our rights under the agreement commenced on January 1, 2012. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

These renewal agreements, which took effect on January 1, 2012 and run through December 31, 2014, contain terms and conditions similar to those of the original agreements.

Pierre Balmain

In July 2011, we entered into a twelve-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of existing Balmain fragrances. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an up front entry fee of €2.1 million (approximately $2.7 million) for this license.

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company agreed to pay an upfront entry fee of $2.0 million for this license which was paid in 2012 and we agreed to purchase current inventory and certain other assets of the former licensee. As of December 31, 2011, approximately $2.8 million of current inventory was purchased.

S. T. Dupont

In April 2011, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2016. Our initial eleven-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums designs and manufactures personal care products for the Lane Bryant brand for sale in their stores. Lane Bryant is responsible for marketing, promoting and selling these products. The initial term of the contract, which may be extended by mutual consent, runs through December 31, 2015.

U.S. Distribution of Prestige Products

Beginning January 1, 2011, Interparfums Luxury Brands, Inc., a U.S. subsidiary of our French subsidiary Interparfums SA, assumed all U.S. prestige fragrance distribution responsibilities. In addition, under the terms of a four-year agreement, Interparfums Luxury Brands, Inc. and Clarins Fragrance Group USA (a Division of Clarins Group in the U.S. responsible for the Thierry Mugler, Azzaro, Porsche Design, David Yurman and Swarovski brands) share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York.

Discussion of Critical Accounting Policies

We make estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations. These accounting policies generally require our management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management of the Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Board of Directors.

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

 Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

Sales Returns

Generally, we do not permit customers to return their unsold products. However, commencing in January 2011 we took over U.S. distribution of our European based prestige products and for U.S. based customers we allow customer returns if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit to determine if there is an indication of impairment. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, impairment is recorded.

Goodwill relates to our Nickel skin care business, which is primarily a component of our European operations. Testing goodwill for impairment requires us to estimate the fair value of the reporting unit using significant estimates and assumptions. The assumptions we make will impact the outcome and ultimate results of the testing. In making our assumptions and estimates, we use industry accepted valuation models and set criteria that are reviewed and approved by management. We have determined that we may be inclined to sell the Nickel business within the next few years and therefore, we engaged a third party valuation specialist to advise us and assist in a potential transaction. As a result, the Company has determined that as of December 31, 2011, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $0.8 million. A similar evaluation is performed every year and in 2009, the Company recorded an impairment loss of $1.7 million. We expect Nickel brand sales to remain steady over the next few years as the result of new product initiatives. In estimating future sales, we use our internal budgets developed from recent sales data for existing products and planned timing of new product launches. If sales for the reporting unit decreased 10%, we could incur an additional goodwill impairment charge of $0.5 million.

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. No impairment charges were required in 2011 and 2010, and in 2009 an impairment charge aggregating $0.54 million was recorded. We assumed a market royalty rate of 6% and a discount rate of 7.7%.

The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2011 assuming all other assumptions remained constant:

In thousands		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(272)
Weighted average cost of capital	-10%	$365
Future sales levels	+10%	$273
Future sales levels	-10%	$(273)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.7%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions that we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. In addition, the Company follows the provisions of uncertain tax positions as addressed in ASC topic 740-10-65-1.

Quantitative Analysis

During the three-year period ended December 31, 2011 we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2011, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.4 million and selling, general and administrative expenses would have changed by approximately $0.14 million. The collective impact of these changes on operating income, net earnings attributable to Inter Parfums, Inc., and net earnings attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $0.54 million, $0.26 million and $0.01, respectively.

Results of Operations

Net Sales
	Years ended December 31,
	2011%	Change	2010	% Change	2009
	(in millions)

European based product sales	$552.4	36%	$404.9	12%	$361.7
United States based product sales	62.8	13%	55.5	16%	47.8
Total net sales	$615.2	34%	$460.4	12%	$409.5

After increasing 12% in 2010, net sales for the year ended December 31, 2011 increased 34% to $615.2 million. At comparable foreign currency exchange rates, net sales were up 28% in 2011 and 18% in 2010. A strong U.S. dollar relative to the euro in 2010 was followed by a relatively weak U.S. dollar in 2011. Throughout 2011 and 2010, our business continued to rebound from the global economic uncertainties that had an impact on our business in early 2009.

European based prestige product sales increased 36% in 2011 and 12% in 2010. Sales for 2011 were augmented by a major launch of a new Burberry fragrance, Burberry Body. Burberry product sales in 2011 increased 26% to $307.7 million, as compared to $244.9 million in 2010. Other factors contributing to the sales increase include the continued strong momentum of the Jimmy Choo and Montblanc fragrance launches. The Jimmy Choo signature fragrance was first introduced in 2011 and product sales aggregated $40.8 million. Montblanc product sales aggregated $42.5 million in 2011, as compared to $9.3 million in 2010. In addition, 2011 sales results reflect the commencement in January 2011 of European based product distribution in the U.S. by Interparfums Luxury Brands, Inc., a subsidiary of Interparfums SA.

Sales growth in 2010 was due in great part to the launch and global rollout of Burberry Sport fragrances for men and women, as well as the continued strong performance of established Burberry scents. Burberry fragrance sales registered an increase of 6% in 2010 to $242.1 million, as compared to $232.1 million in 2009. All of our other major prestige fragrance brands contributed to sales growth in 2010. Lanvin, our second largest prestige brand, performed extremely well in 2010 with sales aggregating $70.3 million, 24% ahead of 2009 lead by Eclat d’Arpège and Jeanne Lanvin and the launch of Marry Me!. The 2010 launch of Oriens and Midnight in Paris by Van Cleef & Arpels boosted that brand’s 2010 sales by 22% to $34.3 million as compared to $28.1 million in 2009.

In addition to the Burberry Body fragrance launched in 2011, we continue to commit capital to further grow our largest brand with a cosmetics line for women currently in approximately 75 shops around the world. The Burberry Beauty collection includes over 100 products for skin, lips and eyes. We are reviewing Burberry Beauty results, as well as the anticipated financial commitment which may be necessary, in order to determine the appropriate level of distribution for the Burberry Beauty in the years to come.

Our growth expectations for 2012 for our European based product lines reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any significant contributions in 2012 from our newest lines, Balmain and Repetto, where we are just beginning the product development process, we do expect continued strong performances from Jimmy Choo and Montblanc. In addition, the recent launch of Burberry Body will enjoy a full year of sales supported by a very aggressive marketing campaign. We also have new products for Lanvin, Montblanc and Boucheron planned for a 2012 debut.

With respect to our United States specialty retail and mass market products, after increasing 16% in 2010, our U.S. based product sales increased 13% in 2011. Sales growth was driven by a strong performance in international distribution of specialty retail products; Banana Republic, Gap and bebe product lines are performing especially well with further expansion of new products into new territories. New product launches in domestic markets for the Betsy Johnson and bebe brands are also contributing to sales growth.

For the Banana Republic brand, a new women’s scent, Wildbloom, was launched early 2011 and brand extensions are being planned for 2012. Building upon the success of the Gap brand’s fragrances, a third women’s signature scent launched in 2011 and a new men’s scent has also been added to build the brand’s fragrance portfolio. For 2012, we are currently launching a new fragrance concept for Gap in an effort to capture the heritage of the brand. The new scents for men and women, Gap Established 1969, launched in March 2012 at over 650 Gap stores in the U. S. International distribution is planned for later in the year.

In January 2012, Love Fury, a women’s fragrance created for Nine West launched at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally. We are also in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands. In March 2011, we entered into an exclusive agreement with Lane Bryant and developed a line of performance-based bath, body and specialty products, which is sold under Lane Bryant’s Cacique® brand. The initial line of products was launched at 130 Lane Bryant stores and at www.lanebryant.com in late Spring 2011. Chain wide rollout is anticipated in early 2012. In addition, a signature fine fragrance was launched in time for the 2011 holiday season.

In June 2011, through our United States based operations we entered into a ten-year exclusive worldwide fragrance license agreement to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

Sales of mass market fragrance products have stabilized as a result of special programs done for select mass market retailers. We have no plans to discontinue sales to this market, which aggregated approximately $21 million in both 2011 and 2010 and $17 million in 2009.

We continue to see strong sales growth in many geographical markets for both our European based and U.S. based businesses, and we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Consolidated Net Sales to Customers by Region

	Years ended December 31,
	2011	2010	2009
	(in millions)

North America	$150.0	$91.2	$96.8
Western Europe	194.0	168.1	156.9
Eastern Europe	52.0	43.7	28.0
Central and South America	61.0	41.9	29.3
Middle East	57.0	45.5	42.3
Asia	95.0	66.5	53.6
Other	6.2	3.5	2.6
	$615.2	$460.4	$409.5

Interparfums Luxury Brands, Inc., a wholly-owned U.S. distribution subsidiary of Interparfums SA, assumed all U.S. prestige fragrance distribution responsibilities on January 1, 2011. As of December 31, 2010, we reacquired, or set up a liability to reacquire, the remaining inventory of our former U.S. distributor aggregating approximately $5.7 million. Such reacquisition was accounted for as a sales return in the accompanying consolidated financial statements. As a result of the reacquisition of inventory in 2010 and change of distributor in 2011, North American sales are not comparable for the periods presented.

Gross Profit Margins

	Years ended December 31,
	2011	2010	2009
	(in millions)

Net sales	$615.2	$460.4	$409.5
Cost of sales	228.4	186.4	175.3
Gross margin	$386.8	$274.0	$234.2
Gross margin as a percent of net sales	62.9%	59.5%	57.2%

As a percentage of sales, gross profit margins were 62.9%, 59.5%, and 57.2% in 2011, 2010 and 2009, respectively. In 2011, approximately 260 basis points of the gross margin improvement is the result of us taking over, as of January 1, 2011, European based product distribution in the United States by Interparfums Luxury Brands, Inc., a subsidiary of Interparfums SA. We now sell our European prestige products in the U.S. directly to retailers rather than through a third party distributor, which generates higher gross margins on our product sales. Product mix, promotional sales and changes in foreign currency exchange rates accounted for the remaining fluctuations in gross margin.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $48.4 million, $30.2 million and $29.8 million in 2011, 2010 and 2009, respectively, and represented 7.9%, 6.6% and 7.3% of net sales, respectively.

The gross margin improvement in 2010 was primarily the result of product mix within our European based brand assortment. Fluctuations in gross margin results from product sales mix within individual lines and types of Company products. In 2010, increased sales of higher margin product lines, larger sizes and reduced promotional sales due to the improving economic environment all contributed to the gross margin improvements.

We carefully watch movements in foreign currency exchange rates as almost 40% of our European operations sales are denominated in dollars, while our costs are incurred in euro. Therefore, a stronger U.S. dollar has a positive impact on our gross margin and a weaker U.S. dollar has the opposite effect. The average conversion rates used to convert euro to dollars for the years ended December 31, 2011, 2010 and 2009 were 1.39, 1.33 and 1.40, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $8.8 million, $5.3 million and $5.0 million in 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2011	2010	2009
	(in millions)

Selling, general & administrative expenses	$319.0	$217.6	$187.7
Selling, general & administrative expenses as a percent of net sales	52%	47%	46%

Selling, general and administrative expenses increased 47% for the year ended December 31, 2011, as compared to 2010 and increased 16% for the year ended December 31, 2010, as compared to 2009. As a percentage of sales selling, general and administrative expenses was 52%, 47% and 46% for the years ended December 31, 2011, 2010 and 2009, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated $127.8 million, $69.2 million and $55.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Promotion and advertising as a percentage of sales represented 20.8%, 15.0% and 13.6% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. With the commencement in January 2011 of European based product distribution in the United States by Interparfums Luxury Brands, Inc., a subsidiary of Interparfums SA, we are now responsible for 100% of the cost of advertising support for our European based fragrance brands distributed in the United States as opposed to sharing such expenditures with our former U.S. distributor. In addition, the 2011 global launch of Burberry Body was supported by strong visuals on a scale without precedent. We significantly increased our advertising spending in the third and fourth quarters of 2011 as well as full year advertising budgets for other brands, which we believe will contribute to sustained growth in market share.

As a percentage of sales, advertising expenditures was also higher in 2010 than 2009 to support other new product launches. We consistently adjust our advertising and promotional budgets to align our spending with anticipated sales.

Royalty expense included in selling, general and administrative expenses aggregated $51.3 million, $40.2 million and $35.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Royalty expense as a percentage of sales represented 8.3%, 8.7% and 8.7% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. In addition service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $25.3 million, $13.7 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in 2011 is primarily the effect of the commencement in January 2011 of European based product distribution in the United States by Interparfums Luxury Brands, Inc.

We review goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European operations. The Company measures fair value of goodwill to equal the approximate average value of purchase price indications received from several potential purchasers of the Nickel business together with the opinions of business valuation experts. As a result, the Company has determined that as of December 31, 2011, carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $0.8 million. A similar evaluation is performed every year and in 2009, the Company recorded an impairment loss of $1.7 million. Accumulated impairment losses relating to goodwill aggregated $4.3 million as of December 31, 2011.

As a result of the above analysis, income from operations increased 19% to $66.9 million in 2011 and income from operations increased 26% to $56.4 million in 2010, as compared to $44.8 million in 2009. Operating margins aggregated 10.9%, 12.3% and 10.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest expense aggregated $2.2 million, $2.1 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $16.3 million, $21.4 million and $34.6 million as of December 31, 2011, 2010 and 2009, respectively.

Foreign currency gains or (losses) aggregated $1.5 million, ($2.1) million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings and resulted in most of the gains and losses referred to above.

Our effective income tax rate was 36.3%, 33.7% and 34.9% for the years ended December 31, 2011, 2010 and 2009, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our foreign tax rate had been declining as a result of the 2008 formation of Interparfums (Suisse) SARL, which receives a favorable tax rate on a portion of Interparfums SA taxable income. The higher rate in 2011 is the result of a tax rate increase enacted by the French Government retroactive to 2011. The tax rate for our French operations increased from 34.4% to 36.1%. In addition, the high effective tax rate for 2011 is the result of an agreement in principle with the French Tax Authority on the consequences of the tax audit, which covered income tax and non-income tax items. As a result, the Company increased its income tax expense by $1.7 million in 2011 and reduced its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million. Also in 2011, approximately $1.1 million of valuation allowances on certain foreign net operating loss carry-forwards were realized as we were able to utilize certain of those foreign net operating loss carry-forwards. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2011	2010	2009
	(In thousands except share and per share data)

Net income	$42,949	$35,675	$30,158
Less: Net income attributable to the noncontrolling interest	10,646	9,082	7,791
Net income attributable to Inter Parfums, Inc.	$32,303	$26,593	$22,367
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$1.06	$0.88	$0.74
Diluted	1.05	0.87	0.74
Weighted average number of shares outstanding:
Basic	30,514,529	30,360,602	30,099,998
Diluted	30,677,825	30,481,991	30,121,077

Net income increased 20% to $42.9 million in 2011, as compared to $35.7 million in 2010. Net income increased 18% to $35.7 million in 2010, as compared to $30.2 million in 2009. Net income attributable to the noncontrolling interest aggregated 24.8%, 25.5% and 25.8% of net income in 2011, 2010 and 2009, respectively. Net income attributable to Inter Parfums, Inc. increased 21% to $32.3 million in 2011, as compared to $26.6 million in 2010. Net income attributable to Inter Parfums, Inc. increased 19% to $26.6 million in 2010, as compared to $22.4 million in 2009. Net margins attributable to Inter Parfums, Inc. aggregated 5.3%, 5.8% and 5.5% for the years ended December 31, 2011, 2010 and 2009, respectively.

Diluted earnings per share aggregated $1.05, $0.87 and $0.74 in 2011, 2010 and 2009, respectively. Weighted average shares outstanding aggregated 30.5 million, 30.4 million and 30.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. On a diluted basis, average shares outstanding were 30.7 million, 30.5 million and 30.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increases in 2011 and 2010 are primarily the result of shares issued pursuant to the exercise of stock options and warrants.

Liquidity and Capital Resources

Our financial position remains strong. At December 31, 2011, working capital aggregated $206 million and we had a working capital ratio of 2.1 to 1. Cash and cash equivalents aggregated $36 million.

Cash provided by (used in) operating activities aggregated ($23.7) million, $37.8 million and $84.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, working capital items used $83.6 million in cash from operating activities as compared to $6.1 million in 2010. Although the $88.9 million increase in accounts receivable in 2011 represents a 91%% increase from December 31, 2010, it is reflective of the 68% increase in sales achieved for the three month period ended December 31, 2011, as compared to the corresponding period of the prior year. In 2010 the increase in accounts receivable was only $5.9 million as shown on the statement of cash flows. The accounts receivable balances in both 2011 and 2010 reflect favorable collection activity as days sales outstanding declined from 98 days sales in 2009 to 83 days in 2010 and 84 days in 2011.

The $60.5 million increase in inventories for the year ended December 31, 2011, as shown on the statement of cash flows, represents a 55% increase from December 31, 2010 and the $29.1 million increase in inventories for 2010 represents a 34% increase from December 31, 2009. This inventory build is needed to support our sales growth and new licensing activities in both European operations and U.S. operations.

Working capital items provided $42.9 million in cash from operations in 2009. In terms of cash flows, for the year ended December 31, 2009, inventories decreased $40.6 million. The global economic crisis resulted in lower sales levels, especially in the first half of 2009. Our inventory levels declined steadily throughout 2009 as we made modifications to our sales projections to take into account the then difficult environment. In terms of cash flow, accounts receivable decreased $20.9 million for the year ended December 31, 2009, as we began to tighten extended payment terms offered to certain international distributors.

Cash flows used in investing activities reflects net sales of short-term investments in 2011 of $51.3 million and net purchases of $49.0 million in 2010. Short-term investments are certificates of deposit with maturities greater than three months. Purchases of equipment and leasehold improvements aggregated $9.9 million, $6.1 million and $5.5 million in 2011, 2010 and 2009, respectively. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $3 million and $4 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for intangible assets aggregated $4.6 million, $22.2 million and $0.8 million in 2011, 2010 and 2009, respectively. When acquiring new licenses for brands that have current distribution we may pay an entry fee in connection with securing the license rights.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2011, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2012 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of December 31, 2011 and 2010, short-term borrowings aggregated $11.8 million and $5.2 million, respectively. Our long-term credit facilities provides for principal and interest to be repaid in 20 quarterly installments. As of December 31, 2011, the long-term portion of long-term debt has been repaid and current maturities of long-term debt aggregated $4.5 million.

Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Interparfums SA pursuant to options exercised and payment for acquisition of minority interests represents repurchases of shares of Interparfums SA in an effort to offset the dilution from options exercised.

In December 2008, our Board of Directors authorized a continuation of our cash dividend of $0.133 per share. In January 2010, the Board of Directors authorized a 97% increase in the annual dividend to $0.26 per share and in January 2011, the Board of Directors authorized a 31% increase in the annual dividend to $0.32 per share. In December 2011, our board of directors authorized the continuation of our cash dividend on an annual basis to $.32 per share for 2012. The next quarterly dividend of $0.08 per share will be paid on April 16, 2012 to shareholders of record on March 30, 2012. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $12.5 million, $9.0 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The cash dividends paid in 2011 and the dividends to be paid in 2012 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2011.

Contractual Obligations

The following table sets for a schedule of our contractual obligations over the periods indicated in the table, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt (1)	$4,600	$4,600
Capital Lease Obligations
Operating Leases	$22,900	$4,600	$6,600	$5,100	$6,600
Purchase obligations(2)	$1,268,700	$155,800	$343,800	$344,100	$425,000
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,296,200	$165,000	$350,400	$348,500	$432,300

(1)	Includes long-term debt and related interest costs including interest rate swap amounts. Interest due as the result of interest rate swaps is all at a fixed rate and is payable $0.08 million in 2012.

(2)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2011, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

Foreign Exchange Risk Management

We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a currency other than our functional currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Interparfums SA, our French subsidiary, whose functional currency is the euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

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

At December 31, 2011, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $67.3 million and GB £10.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility as of December 31, 2011 was €3.3 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 8. Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2011

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$133,363	$121,063	$171,706	$189,088	$615,220
Gross margin	86,591	74,986	108,583	116,615	386,774

Net income	17,340	6,428	13,284	5,897	42,949

Net income attributable to Inter Parfums, Inc.	12,759	4,993	10,433	4,118	32,303
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.42	$0.16	$0.34	$0.13	$1.06
Diluted	$0.41	$0.16	$0.34	$0.13	$1.05
Average common sharesoutstanding:
Basic	30,474	30,506	30,539	30,540	30,515
Diluted	30,634	30,695	30,698	30,685	30,678

Quarterly Data (Unaudited)

For the Year Ended December 31, 2010

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$119,373	$107,765	$120,853	$112,420	$460,411
Gross margin	71,721	64,724	71,275	66,290	274,010

Net income	8,950	6,983	11,409	8,333	35,675

Net income attributable to Inter Parfums, Inc.	6,550	5,356	8,448	6,239	26,593
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.22	$0.18	$0.28	$0.20	$0.88
Diluted	$0.22	$0.18	$0.28	$0.20	$0.87
Average common sharesoutstanding:
Basic	30,192	30,361	30,443	30,446	30,361
Diluted	30,291	30,467	30,564	30,605	30,482

We review goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European operations. The Company has determined that as of December 31, 2011, carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $0.8 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent auditor, WeiserMazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2011 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 12, 2012

Changes in Internal Control Over Financial Reporting

During the 2nd quarter of 2011, our French subsidiary, Interparfums SA implemented SAP, a new accounting software system for its operations (“SAP System”). The implementation was completed and the SAP System went “live” in May 2011. The SAP System is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to going “live”. In connection with this SAP System implementation, we updated our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Other than described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
Francois Heilbronn	Director
Jean Levy	Director
Robert Bensoussan-Torres	Director
Serge Rosinoer	Director
Patrick Choël	Director
Hugues de la Chevasnerie	Director of Burberry Fragrances, Interparfums SA
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Interparfums SA
Axel Marot	Director of Production & Logistics, Interparfums SA
Henry B. (“Andy”) Clarke	President of Inter Parfums USA, LLC

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 16 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2011 (with excluding the last regular board meeting of 2010 held during the first week of January 2011), and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors, with a majority of independent directors.

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

During 2011 our board of directors had the following standing committees:

•	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue an audit report for our company. During 2011, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

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

•	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2011, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

•	Nominating Committee – The Nominating Committee was formed in January 2011, and the members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 51, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 53, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 55, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992.

Philippe Santi

Philippe Santi, age 50 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young.

Francois Heilbronn

Mr. Heilbronn, age 51, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009 Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France.

Jean Levy

Jean Levy, age 79, a Director since August 1996, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For the more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris.

Robert Bensoussan-Torres

Robert Bensoussan-Torres, age 54, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is a director of J. Choo Limited, is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. In November 2001, he became the Chief Executive Officer of Jimmy Choo Ltd., a luxury shoe and ready to wear accessory company. In 2007 Jimmy Choo Ltd. was sold to a private equity firm. From 1999 to December 2000, he was the Managing Director of Gianfranco Ferre fashion group, based in Milano, Italy. Previously Mr. Bensoussan-Torres was a Director of Towers Consulting Europe, Ltd. Towers Consulting Europe, Ltd. is a consulting company based in London, which specialized in strategic advice in connection with mergers and acquisitions in the luxury goods business. Mr. Bensoussan-Torres was the Chief Executive Officer of Christian Lacroix, Paris, a subsidiary of LVMH Group, from February 1993 until May 1998. Christian Lacroix was a French Haute Couture House and has activities in the field of apparel, accessories and fragrances. From December 1990 through January 1993 he was based in Munich, Germany, as the International Sales Director of The Escada Group.

Serge Rosinoer

Mr. Rosinoer, age 80, was appointed to our board of directors in December 2000 as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. Mr. Serge Rosinoer is presently the Vice Chairman of the Supervisory Board of Clarins SA. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 850 million Euro and more than 4,500 employees. He retired from active duty in May of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association.

Patrick Choël

Mr. Choël, age 68, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, and Modellabs, both publicly held companies, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he worked at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

Hugues de la Chevasnerie

Hugues de la Chevasnerie, age 43, became the Director of Burberry Fragrances in December 2006. Prior to joining Burberry Fragrances, Mr. Chevasnerie was from February 2002 the Vice President of International Marketing, Davidoff & Chloé, at Coty Inc. From 1994 to 2002, he held various positions at LVMH- Parfums Christian Dior, including Group Head for Men’s Perfumes from 1999 to 2002.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 53, became the Director of the Luxury and Fashion division of Interparfums SA in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Interparfums SA and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Interparfums SA from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 38, was the Supply Chain Manager when he joined Interparfums SA in 2003 and has been the Director of Operations for Interparfums SA since January 2005. Prior to joining Interparfums SA, Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 51, was appointed as President of Inter Parfums USA, LLC in 2009, following his appointment as President of Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for Gap, Banana Republic, New York & Company, Brooks Brothers, bebe, Nine West, Betsey Johnson, Lane Bryant and Anna Sui. Mr. Clarke has been employed by our company since 2001. Prior to joining the Company Mr. Clarke had spent seventeen years in the beauty business in various capacities.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

The executive compensation and stock option committee of our board of directors is comprised entirely of independent directors and oversee all elements of compensation (base salary, annual bonus, long-term incentives and perquisites) of our company’s executive officers and administers our company’s stock option plans, other than the non-employee directors stock option plan, which is self-executing.

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

Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative after discussions with Mr. Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives in the United States. Mr. Benacin, the Chief Executive Officer of Interparfums SA, takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Interparfums SA, and recommends executive compensation levels for executives in Europe. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn permitted our company to weather the storm of this recession and put our company on track for a continued high rate of growth and profitability, which management believes will result in a substantial increase in value to our shareholders.

Elements of Compensation

General

The compensation of our executive officers is generally comprised of base salaries, annual cash bonuses and long-term equity incentive awards. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, other compensation awards or arrangements and overall company performance. The compensation committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from the Chief Executive Officer of our company and the Chief Executive Officer of Interparfums SA, as well as information regarding compensation levels at competitors in our industry.

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

The compensation committee views the competitive market place very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the “peer companies” contained in the corporate performance graph contained in our annual report. Rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Benacin for European operations. As such, compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation.

The members of the compensation committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Mr. Levy has over thirty years’ experience as an executive officer, including more than ten years as President and Chief Executive Officer of well-known cosmetic companies such as Cosmair and Sanofi Beaute (France). Mr. Choël, the final committee member, is presently a business consultant and advisor, who previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy. Mr. Choël has also been President and CEO of both Elida Fabergé France and Chesebrough Pond’s USA.

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

For 2010, each of Messrs. Benacin, Santi and Garcia-Pelayo received a base salary of 260,400 euro. Upon the recommendation of Mr. Benacin, the base salaries of Mr. Philippe Santi, the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Director of the Luxury and Fashion division, were each increased by 4% in 2011 over their salaries in 2010, which is the same percentage increase afforded these officers in 2010. In addition, commencing in 2011, the base salary of Mr. Benacin was increased first by 4%, and then he received an increase of 120,000 euro per year to 391,200 euro. Commencing in 2011, Mr. Benacin no longer received a lodging expense that he had received for the past 10 years. For 2010 Mr. Benacin had received approximately 60,000 euro in lodging expenses. The executive compensation committee believes that the results of European operations warranted the increase in base salary for Mr. Benacin.

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

For 2011, the base salaries for Mr. Greenberg and Mr. Clarke were increased by $22,000 to $457,000 and $20,000 to $320,000, respectively. For 2010, no salary increases were afforded to executives of United States operations. The executive compensation committee believes these increases in salary were merited by the hard work and responsibility undertaken by these executive officers, as well as the increase in profitability of our company. These increases essentially restored cuts in pay for these two executive officers in 2009. For 2011 and 2010, Mr. Madar, the Chief Executive Officer, did not receive any increase in his base salary, which remained at $380,000.

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

For 2011, Mr. Benacin, the chief decision maker for European operations, proposed and the committee concurred in the payment of bonus compensation of 188,000 euro to each of Messrs. Benacin, Santi and Garcia- Pelayo. This bonus was approximately equal to 72% of 2010 base salaries for Messrs. Santi and Garcia- Pelayo, which is in line with bonus compensation paid to Messrs. Santi and Garcia- Pelayo of approximately 72% and 70% in 2010 and 2009, respectively. For Mr. Benacin, the bonus accounted for approximately 48% of 2011 base salary, a lesser percentage as the result of the increase in his 2011 base salary. This is compared to bonus compensation as a percentage of annual salary of 72% and 58% for Mr. Benacin in 2010 and 2009.

A different approach is taken for United States operations as that segment is much smaller and profitability is much more volatile. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for 2011 Mr. Greenberg received a discretionary cash bonus of $35,000, and Mr. Clarke is expected to receive a cash bonus based in part upon a sales target as well as the number of new brand licenses his division acquired. However, such amount has not yet been determined.

For 2010, Mr. Greenberg received a discretionary cash bonus of $17,500, and Mr. Clarke received a discretionary cash bonus of $47,500. No cash bonus compensation was paid to executive officers of United States operations for 2009 due to the global recession.

In order for Mr. Madar, the Chief Executive Officer to receive a cash bonus, United States operations has to achieve an after tax profit target. In 2011, 2010 and 2009, based upon such targets, our Chief Executive Officer did not earn any cash bonus. The Executive Compensation Committee has determined to use the same after tax profit target for our company’s United States operations to calculate Mr. Madar’s bonus for 2012.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $35,000.

Calculation of the total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA net income, less 5% of shareholders’ equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Long-Term Incentives

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

For executive officers of United States operations and European operations, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, option grants to purchase shares of our majority-owned, French subsidiary, Interparfums SA were also granted to Messrs. Benacin, Santi and Garcia-Pelayo under the Interparfums SA option plan, which have a term of 6 years and vest 4 years after the date of grant.

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

In each of December for 2011, 2010 and 2009, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in each of December for 2011, 2010 and 2009, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, at the fair market value on the date of grant.

In each of December 2011 and December 2010, options to purchase 3,000 shares were granted to Messrs. Santi and Garcia-Pelayo, as additional compensation for their contribution to the efforts of the United States based operations. No options were granted to Messrs. Santi and Garcia-Pelayo from our company in 2009.

In December 2009 Interparfums SA authorized a stock option plan which provides for a maximum of 3% of the outstanding shares of Interparfums SA to be available for grant, as Messrs. Benacin and Santi had determined it was more beneficial for the employees of European operations to have a direct stake in Interparfums SA. Under the Inter Parfums S.A. stock option plan, options are granted at the fair market value at the time of grant for a term of 6 years and vest 4 years after the date of grant. For 2011, no options were granted by Interparfums SA. In October 2010, Interparfums SA granted of options to purchase 7,000 shares for each of Messrs. Madar, Benacin, Santi and Garcia-Pelayo and 1,500 shares for Mr. Greenberg. In December 2009, Interparfums SA authorized grants of options to employees of Interparfums SA for an aggregate of 0.5% of outstanding shares, including options to purchase 6,000 shares for each of Messrs. Madar, Benacin, Santi and Garcia-Pelayo and 1,200 shares for Mr. Greenberg.

Stock Appreciation Rights. Our 2004 stock option plan authorizes us to grant stock appreciation rights, or SARs. An SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. To date, we have not granted any SARs under the 2004 plan. While the compensation committee currently does not plan to grant any SARs under our 2004 plan, it may choose to do so in the future as part of a review of the executive compensation strategy. The Interparfums SA stock option plan does not have stock appreciate rights.

Restricted Stock. We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy.

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of the company. In view of his service to the company, Mr. Benacin had received a housing and automobile allowance for more than the past ten (10) years through 2010. As discussed above, in 2011 Mr. Benacin received an increase in base salary of 120,000 euro, in lieu of the 60,000 euro housing allowance he received in 2010. This is a way we have differentiated him from other executive officers of European operations, and acknowledged his responsibility, skills and experience, as well as the company’s operating results.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintains a pension plan for its employees as required by French law.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2011 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009. For all compensation related matters disclosed in this Item 11, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2011	380,000	-0-	-0-	87,000	-0-	-0-	-0-	467,000
Chairman and	2010	380,000	-0-	-0-	107,000	-0-	-0-	-0-	487,000
Chief Executive Officer	2009	380,000	-0-	-0-	115,000	-0-	-0-	-0-	495,000

Russell Greenberg,	2011	457,000	35,000	-0-	114,000	-0-	-0-	-0-	606,000
Chief Financial Officer and	2010	435,000	17,500	-0-	140,000	-0-	-0-	2,850	595,350
Executive Vice President	2009	435,000	-0-	-0-	118,000	-0-	-0-	-0-	553,000

Philippe Benacin, President Inter	2011	542,790	253,913	-0-	87,000	-0-	14,846	14,985	913,534
Parfums, Inc., Chief Executive	2010	345,082	249,138	-0-	107,000	-0-	10,999	40,816	753,035
Officer of Interparfums SA	2009	348,492	201,052	-0-	115,000	-0-	11,496	98,850	774,890

Philippe Santi, Executive Vice	2011	376,290	274,725	-0-	14,000	24,906	14,846	-0-	704,767
President and Chief Financial	2010	345,082	249,138	-0-	17,000	34,323	10,999	-0-	656,542
Officer, Interparfums SA	2009	348,492	238,750	-0-	30,000	29,599	11,496	-0-	658,337

Frédéric Garcia-Pelayo,	2011	376,290	274,725	-0-	14,000	24,906	14,846	9,435	714,202
Director Export Sales,	2010	345,082	249,138	-0-	17,000	34,323	10,999	9,011	665,553
Interparfums SA	2009	348,492	238,750	-0-	30,000	29,599	11,496	9,550	667,887

1 Amounts reflected under Option Awards represent the grant date fair values in 2011, 2010 and 2009 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 25,000 euro, or approximately $35,000.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA net income, less 5% of shareholders’ equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before taxes, + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2011 and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar,	-0-	-0-	-0-	-0-
Chief Executive Officer

Russell Greenberg, Chief Financial	-0-	-0-	-0-	-0-
Officer

Philippe Benacin, President of Inter	-0-	14,985	-0-	14,985
Parfums, Inc. and Chief Executive
Officer of Interparfums SA

Philippe Santi,	-0-	-0-	-0-	-0-
Executive Vice President and
Director General Delegue,
Interparfums SA

Frédéric Garcia-Pelayo,	-0-	9,435	-0-	9,435
Director Export Sales,
Interparfums SA

Plan Based Awards

The following table sets certain information relating to each grant of an award made to our executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:	All Other Option Awards:	Exercise or Base Price of	Closing Price
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Option Awards ($/Sh)
Jean Madar	12/30/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	15.59	15.56
Russell Greenberg	12/30/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	15.59	15.56
Philippe Benacin	12/30/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	15.59	15.56
Philippe Santi	12/30/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,000	15.59	15.56
Frédéric Garcia-Pelayo	12/30/11	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,000	15.59	15.56

Options

As discussed above, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. As reported above, options granted to French employees under the French Addendum to our stock option plan have a term of 6 years, and vest 4 years after the date of grant. Further, options granted to French employees under the stock option plan of Interparfums SA likewise vest 4 years after the date of grant.

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

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $35,000.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA net income, less 5% of shareholders equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets certain information relating to outstanding equity awards in our company held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	60,000		0	-0-	13.103	12/14/12
	22,800		5,700	-0-	12.577	12/26/13
	8,325		5,550	-0-	11.297	2/13/14
	11,400		7,600	-0-	6.925	12/30/14
	7,600		11,600	-0-	12.14	12/30/15
	3,800		15,200	-0-	19.025	12/30/16
	-0-		19,000	-0-	15.59	12/29/17

Russell Greenberg	7,500		-0-	-0-	13.103	12/14/12
	18,000		4,500	-0-	12.577	12/26/13
	9,000		6,000	-0-	6.925	12/30/14
	10,000		15,000	-0-	12.14	12/30/15
	5,000		20,000	-0-	19.025	12/30/16
	-0-		25,000	-0-	15.59	12/29/17

Philippe Benacin	60,000		0	-0-	13.103	12/14/12
	22,800		5,700	-0-	12.577	12/26/13
	8,325		5,550	-0-	11.297	2/13/14
	11,400		7,600	-0-	6.925	12/30/14
	7,600		11,600	-0-	12.14	12/30/15
	3,800		15,200	-0-	19.025	12/30/16
	-0-		19,000	-0-	15.59	12/29/17

Philippe Santi	1,500		-0-	-0-	13.103	12/14/12
	12,750	(2)	-0-	-0-	11.297	2/13/14
	1,200		1,800	-0-	15.62	3/28/16
	600		2,400	-0-	19.025	12/30/16
	-0-		3,000	-0-	15.59	12/29/17

Frédéric Garcia-Pelayo	1,500		-0-	-0-	13.103	12/14/12
	12,750	(2)	-0-	-0-	11.297	2/13/14
	1,200		1,800	-0-	15.62	3/28/16
	600		2,400	-0-	19.025	12/30/16
	-0-		3,000	-0-	15.59	12/29/17

[Footnotes from table above]

1 Except as otherwise noted, all options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

2 Options vested 100% on 2/14/2012.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	19,327		18.10	06/01/2012
	7,260		15.10	12/16/2015
		7,700	20.90	10/09/2016

Russell Greenberg	1,547		18.10	06/01/2012
	1,452		15.10	12/16/2015
		1,650	20.90	10/09/2016

Philippe Benacin	19,327		18.10	06/01/2012
	7,260		15.10	12/16/2015
		7,700	20.90	10/09/2016

Philippe Santi	7,260		15.10	12/16/2015
		7,700	20.90	10/09/2016

Frédéric Garcia-Pelayo	19,327		18.10	06/01/2012
	7,260		15.10	12/16/2015
		7,700	20.90	10/09/2016

[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.

2 As of December 31, 2011 the closing price of Interparfums SA as reported by Euronext was 16.38 euro, and the exchange rate was 1.2939 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	-0-	-0-	-0-	-0-

Russell Greenberg	30,000	258,202	-0-	-0-

Philippe Benacin	-0-	-0-	-0-	-0-

Philippe Santi	6,000	43,211	-0-	-0-

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the past fiscal year, of Interparfums SA, our majority-owned French subsidiary which has its shares traded on the Euronext, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (euro)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,327	302,467	-0-	-0-

Philippe Benacin	19,327	302,467	-0-	-0-

Russell Greenberg	1,934	30,267	-0-	-0-

Philippe Santi	16,128	278,186	-0-	-0-

Frédéric Garcia-Pelayo	11,597	181,493	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	193,140	14,846
Philippe Santi	Inter Parfums SA Pension Plan	NA	193,140	14,846
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	193,140	14,846

Interparfums SA maintains a pension plan for all of its employees, including all executive officers. The calculation of commitments for severance benefits involves estimating the probable present value of projected benefit obligations. This projected benefit obligations is then prorated to take into account seniority of the employees of Interparfums SA on the calculation date.

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

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2012, Mr. Benacin presently receives an annual salary of €391,200 (approximately $543,000), and automobile expenses of €10,800 (approximately $15,000), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	10,000	-0-	5,275	-0-	-0-	9,663	24,938
Jean Levy[2]	10,000	-0-	5,275	-0-	-0-	9,251	24,526
Robert Bensoussan- Torres[3]	8,000	-0-	-0-	-0-	-0-	9,663	17,663
Serge Rosinoer[4]	8,000	-0-	5,275	-0-	-0-	9,101	22,376
Patrick Choël[5]	8,000	-0-	2,637	-0-	-0-	13,377	24,014

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 5,000 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 6,000 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 5,500 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 3,500 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 3,875 shares of our common stock.

For 2011, all nonemployee directors received $2,000 for each board meeting at which they participate. In addition, all members of the Audit Committee receive an additional annual fee of $4,000 on January 1 of each year in which they serve on the Audit Committee. Commencing on January 1, 2012, all nonemployee directors will receive $4,000 for each board meeting at which they participate in person, and $2,000 for each meeting held by conference telephone. In addition, commencing January 2012, the annual fee for membership on the audit committee was increased to $6,000 for all members.

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

On February 1, 2012, options to purchase 1,000 shares were granted to each of Jean Levy, Robert Bensoussan-Torres, Serge Rosinoer and Patrick Choël, and an option to purchase 500 shares was granted to Francois Heilbronn, all at the exercise price of $17.07 per share under the 2004 plan. Such options vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 14, 2012 we had 30,552,101 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar	7,336,266[2]	23.9%
c/o Interparfums SA
4, Rond Point Des Champs Elysees
75008 Paris, France

Philippe Benacin	7,036,585[3]	22.9%
c/o Interparfums SA
4, Rond Point Des Champs Elysees
75008 Paris, France

1All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of the Company and Philippe Benacin, the Vice Chairman of the Board and President of the Company, have a verbal agreement or understanding to vote their shares in a like manner.

2Consists of 200,000 shares held directly, 7,022,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 113,925 shares.

3Consists of 200,000 shares held directly, 6,722,660 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 113,925 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Russell Greenberg	49,500[4]	Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176

Philippe Santi	16,050[5]	Less than 1%
Interparfums SA
4, Rond Point Des Champs Elysees
75008, Paris France

Francois Heilbronn	36,563[6]	Less than 1%
60 Avenue de Breteuil
75007 Paris, France

Jean Levy	4,500[7]	Less than 1%
Chez Axcess Groupe
8 rue de Berri
75008 Paris, France

Robert Bensoussan-Torres	14,500[8]	Less than 1%
c/o Sirius Equity LLP
52 Brook Street
W1K 5DS London

Serge Rosinoer	15,677[9]	Less than 1%
14 rue LeSueur
75116 Paris, France

Patrick Choël	12,825[10]	Less than 1%
Universite -82
7 rue de Talleyrand
75007, Paris, France

Frederic Garcia-Pelayo	16,050[11]	Less than 1%
Interparfums SA
4, Rond Point Des Champs Elysees
75008, Paris France

Axel Marot	-0-	NA
Interparfums SA
4, Rond Point Des Champs Elysees
75008, Paris France

 4 Consists of shares of common stock underlying options.

5 Consists of shares of common stock underlying options.

6 Consists of 33,563 shares held directly and options to purchase 3,000 shares.

7 Consists of 1,500 shares held directly and options to purchase 3,300 shares.

8 Consists of 12,000 shares held directly and options to purchase 2,500 shares.

9 Consists of 13,800 shares held directly and options to purchase 1,877 shares.

10 Consists of 11,575 shares held directly and options to purchase 1,250 shares.

11 Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Hugues de la Chevasnerie	-0-	NA
Interparfums SA
4, Rond Point Des Champs Elysees
75008, Paris France

Henry B. (Andy) Clarke	18,125[12]	Less than 1%
c/o Inter Parfums, Inc.
551 Fifth Avenue
New York, NY 10176

Royce & Associates, LLC[13]	3,817,296	12.5%
1414 Avenue of the Americas
New York, NY 10019

Fidelity Management & Research	2,192,073	7.2%
Company [14]
82 Devonshire Street, Boston,
Massachusetts 02109

All Directors and Officers	14,556,641[15]	47.1%
(As a Group 13 Persons)

12Consists of 1,625 shares held directly and options to purchase 16,500 shares.

13Information derived from an Amendment to Schedule 13G filed January 13, 2012.

14Information derived from Nasdaq Online.

15Consists of 14,219,064 shares held directly or indirectly, and options to purchase 337,577 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	823,275	$13.20	771,795
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	823,275	$13.20	771,795

Item 13. Certain Relationships And Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under the Burberry license and Paul Smith license agreements. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2011 fees for such services were $125,500. In January 2012, Inter Parfums USA, LLC, a United States subsidiary, signed a five year license agreement with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry.

Distribution and Support Arrangements with Clarins

During 2010, we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our majority-owned French subsidiary Interparfums SA, for distribution of prestige brands in the United States. Interparfums Luxury Brands has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011, to share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. In addition, in 2011 our Spanish distribution subsidiary also entered into a similar service agreement with a Clarins subsidiary relating to distribution of prestige fragrances in Spain. Mr. Serge Rosinoer, a director of our Company, is the Vice Chairman of the Supervisory Board of Clarins SA, the parent company of both the Clarins Fragrance Group US and the Clarins subsidiary.

Jimmy Choo

Interparfums SA and J Choo Limited entered into an exclusive, worldwide license agreement commencing on January 1, 2010 and expiring on December 31, 2021, for the creation, development and distribution of fragrances under the Jimmy Choo brand. Mr. Robert Bensoussan-Torres, a director of the Corporation, is a director of J Choo Limited and has an indirect ownership interest in J Choo Limited.

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

Board Leadership Structure and Risk Management

For more than the past ten (10) years, Jean Madar has held the positions of Chairman of the Board of Directors and Chief Executive Officer of our company. Almost since inception, Mr. Madar has been allocated the responsibility of overseeing our United States operations and the operation of Inter Parfums, Inc., as a public company. Philippe Benacin, as Chief Executive Officer of Interparfums SA, has been allocated the responsibility of overseeing our European operations and its operation as a public company in France. In addition, Mr. Benacin is also the Vice Chairman of the Board of Directors of our company. Our board of directors is comfortable with this approach, as the two largest stockholders of our company are also directly responsible for the operations of our company’s two operating segments. Accordingly, our board of directors does not have a “Lead Director,” a non-management director who controls the meetings of our board of directors.

Our board of directors manages risk by (i) review of period operating reports and discussions with management; (ii) approval of executive compensation incentive plans through its committee, the Executive Compensation and Stock Option Committee; (iii) approval of related party transactions through its committee, the Audit Committee; and (iv) approval of material transactions not in the ordinary course of business. Since our inception, we have never been the subject of any material product liability claims, and we have had no recent material property damage claims.

Further, we periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a foreign currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Interparfums SA, our French subsidiary, whose functional currency is the Euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

In addition, we mitigate interest rate risk by continually monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by WeiserMazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2011 and December 31, 2010.

Audit Fees

During 2011, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.1 million. During 2010, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $608,000. Also, during 2010, the fees billed by Mazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $301,000.

Audit-Related Fees

WeiserMazars LLP did not bill us for any audit-related services during 2011 or 2010.

Tax Fees

WeiserMazars LLP did not bill us for tax services during 2011 or 2010.

All Other Fees

WeiserMazars LLP did not bill us for any other services during 2011 or 2010.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2011, the audit committee authorized the following non-audit services to be performed by WeiserMazars LLP.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2011.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2011. If we require further tax services from WeiserMazars LLP, then the approval of the audit committee must be obtained.

•	If we require other services by WeiserMazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that WeiserMazars LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2012, the audit committee authorized the same non-audit services to be performed by WeiserMazars LLP during 2012 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page
(a)(1) Financial Statements annexed hereto

Reports of Independent Registered Public Accounting Firms	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011	F-5

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2011	F-6

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2011	F-7

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011	F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-33

(a)(3) Exhibits – The list of exhibits is contained in the Exhibit Index, which follows the signature page of this report.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for each of the years in the two-year period ended December 31, 2011. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 12, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows of Inter Parfums, Inc. and subsidiaries for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Inter Parfums, Inc. and subsidiaries for the year ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited schedule II for the year ended December 31, 2009. In our opinion, schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Mazars LLP

New York, New York

March 10, 2010

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands except share and per share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$35,856	$37,548
Short-term investments	—	49,391
Accounts receivable, net	175,223	97,593
Inventories	164,077	109,840
Receivables, other	3,258	3,688
Other current assets	4,258	4,635
Income taxes receivable	1,404	—
Deferred tax assets	7,270	7,230
Total current assets	391,346	309,925
Equipment and leasehold improvements, net	14,525	11,207
Trademarks, licenses and other intangible assets, net	105,750	111,402
Goodwill	2,763	3,654
Other assets	1,650	1,917
Total assets	$516,034	$438,105
Liabilities and Equity
Current liabilities:
Loans payable - banks	$11,826	$5,250
Current portion of long-term debt	4,480	11,090
Accounts payable - trade	112,726	52,694
Accrued expenses	52,042	47,413
Income taxes payable	2,099	7,905
Dividends payable	2,443	1,979
Total current liabilities	185,616	126,331
Deferred tax liability	6,068	6,789
Long-term debt, less current portion	—	5,039
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 30,541,506 and 30,445,881 shares at December 31, 2011 and 2010, respectively	31	30
Additional paid-in capital	50,883	48,887
Retained earnings	228,164	205,453
Accumulated other comprehensive income	7,747	14,757
Treasury stock, at cost, 10,009,492 common shares at December 31, 2011 and 2010	(34,151)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	252,674	234,976
Noncontrolling interest	71,676	64,970
Total equity	324,350	299,946
Total liabilities and equity	$516,034	$438,105

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Income Years ended December 31, 2011, 2010, and 2009 (In thousands except share and per share data)

	2011	2010	2009
Net sales	$615,220	$460,411	$409,464
Cost of sales	228,446	186,401	175,296
Gross margin	386,774	274,010	234,168
Selling, general, and administrative expenses	318,998	217,574	187,690
Impairment of goodwill	837	—	1,677
Income from operations	66,939	56,436	44,801
Other expenses (income):
Interest expense	2,197	2,116	2,647
(Gain) loss on foreign currency	(1,546)	2,132	(3,212)
Interest and dividend income	(1,105)	(1,652)	(982)
	(454)	2,596	(1,547)

Income before income taxes	67,393	53,840	46,348
Income taxes	24,444	18,165	16,190
Net income	42,949	35,675	30,158
Less: Net income attributable to the noncontrolling interest	10,646	9,082	7,791
Net income attributable to Inter Parfums, Inc.	$32,303	$26,593	$22,367
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$1.06	$0.88	$0.74
Diluted	1.05	0.87	0.74

Weighted average number of shares outstanding:
Basic	30,514,529	30,360,602	30,099,998
Diluted	30,677,825	30,481,991	30,121,077

Dividends declared per share	$0.32	$0.26	$0.13

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2011, 2010, and 2009

(In thousands except share data)

	Inter Parfums, Inc. shareholders
					Accumulated
	Common stock		Additional		other
	outstanding		paid-in	Retained	comprehensive	Treasury stock		Noncontrolling
	Shares	Amount	capital	earnings	income	Shares	Amount	interest	Total
Balance – January 1, 2009	30,168,939	$30	$41,950	$168,025	$25,515	9,966,379	$(31,319)	$51,308	$255,509
Net income	—	—	—	22,367	—	—	—	7,791	30,158
Foreign currency translation adjustments	—	—	—	—	6,789	—	—	1,978	8,767
Reclassification from OCI into earnings, net	—	—	—	—	(4,423)	—	—	(1,499)	(5,922)
Net derivative instrument gain, net of tax	—	—	—	—	141	—	—	32	173
Dividends	—	—	—	(3,974)	—	—	—	(1,716)	(5,690)
Shares issued upon exercise of stock options including income tax benefit of $692	243,600	—	2,711	—	—	(150,000)	476	—	3,187
Stock compensation	—	—	510	193	—	—	—	102	805
Sale of subsidiary shares to noncontrolling interest	—	—	(45)	—	—	—	—	2,671	2,626
Purchased treasury shares	(108,100)	—	—	—	—	108,100	(631)	—	(631)
Shares received as proceeds of option exercises	(132,487)	—	—	—	—	132,487	(1,569)	—	(1,569)

Balance – December 31, 2009	30,171,952	30	45,126	186,611	28,022	10,056,966	(33,043)	60,667	287,413
Net income	—	—	—	26,593	—	—	—	9,082	35,675
Foreign currency translation adjustments	—	—	—	—	(13,348)	—	—	(4,436)	(17,784)
Net derivative instrument gain, net of tax	—	—	—	—	83	—	—	74	157
Dividends	—	—	—	(7,901)	—	—	—	(2,048)	(9,949)
Shares issued upon exercise of stock options and warrants including income tax benefit of $520	376,455	—	4,012	—	—	(150,000)	493	—	4,505
Stock compensation	—	—	597	150	—	—	—	52	799
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,087)	—	—	—	—	(2,508)	(4,595)
Sale of subsidiary shares to noncontrolling interest	—	—	1,239	—	—	—	—	4,087	5,326
Shares received as proceeds of option exercises	(102,526)	—	—	—	—	102,526	(1,601)	—	(1,601)

Balance – December 31, 2010	30,445,881	30	48,887	205,453	14,757	10,009,492	(34,151)	64,970	299,946
Net income	—	—	—	32,303	—	—	—	10,646	42,949
Foreign currency translation adjustments	—	—	—	—	(7,021)	—	—	(2,659)	(9,680)
Net derivative instrument gain, net of tax	—	—	—	—	11	—	—	7	18
Dividends	—	—	—	(9,768)	—	—	—	(3,149)	(12,917)
Shares issued upon exercise of stock options including income tax benefit of $110	95,625	1	1,092	—	—	—	—	—	1,093
Stock compensation	—	—	695	176	—	—	—	64	935
Purchase of subsidiary shares from noncontrolling interest	—	—	(417)	—	—	—	—	(333)	(750)
Sale of subsidiary shares to noncontrolling interest	—	—	626	—	—	—	—	2,130	2,756

Balance – December 31, 2011	30,541,506	$31	$50,883	$228,164	$7,747	10,009,492	$(34,151)	$71,676	$324,350

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2011, 2010, and 2009

(In thousands except share and per share data)

	2011	2010	2009

Net income	$42,949	$35,675	$30,158

Other comprehensive income:
Net derivative instrument gain, net of tax	18	157	173
Reclassification from OCI into earnings, net	—	—	(5,922)
Translation adjustments, net of tax	(9,680)	(17,784)	8,767
	(9,662)	(17,627)	3,018
Comprehensive income	33,287	18,048	33,176

Comprehensive income attributable to noncontrolling interests:
Net income	10,646	9,082	7,791
Net derivative instrument gain, net of tax	7	74	32
Reclassification from OCI into earnings, net	—	—	(1,499)
Translation adjustments, net of tax	(2,659)	(4,436)	1,978
	7,994	4,720	8,302
Comprehensive income attributable to Inter Parfums Inc.:	$25,293	$13,328	$24,874

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$42,949	$35,675	$30,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,073	9,188	10,963
Impairment of goodwill and trademark	837	—	2,213
Provision for doubtful accounts	2,838	3,127	1,394
Noncash stock compensation	1,060	895	947
Excess tax benefits from stock-based compensation arrangements	(110)	—	—
Deferred tax (benefit)	(1,009)	(4,558)	(3,079)
Change in fair value of derivatives	(272)	(362)	(861)
Changes in:
Accounts receivable	(88,915)	(5,915)	20,912
Inventories	(60,494)	(29,110)	40,628
Other assets	993	2,127	(4,841)
Accounts payable and accrued expenses	72,664	20,804	(18,900)
Income taxes, net	(7,335)	5,974	5,106
Net cash provided by (used in) operating activities	(23,721)	37,845	84,640
Cash flows from investing activities:
Purchases of short-term investments	(10,823)	(112,495)	—
Proceeds from sale of short-term investments	62,111	63,510	—
Purchase of equipment and leasehold improvements	(9,946)	(6,085)	(5,526)
Payment for intangible assets acquired	(4,605)	(22,209)	(775)
Net cash provided by (used in) investing activities	36,737	(77,279)	(6,301)
Cash flows from financing activities:
Proceeds from (repayment of) loans payable – banks	7,230	254	(9,005)
Repayment of long-term debt	(11,673)	(10,865)	(12,408)
Purchase of treasury stock	—	(106)	(660)
Proceeds from exercise of options and warrants including tax benefits	983	3,009	1,648
Excess tax benefits from stock-based compensation arrangements	110	—	—
Proceeds from sale of stock of subsidiary	2,756	5,326	2,658
Payment for acquisition of noncontrolling interests	(750)	(4,595)	—
Dividends paid	(9,304)	(6,918)	(3,974)
Dividends paid to noncontrolling interests	(3,149)	(2,048)	(1,716)
Net cash used in financing activities	(13,797)	(15,943)	(23,457)
Effect of exchange rate changes on cash	(911)	(7,542)	3,181
Net increase (decrease) in cash and cash equivalents	(1,692)	(62,919)	58,063
Cash and cash equivalents – beginning of year	37,548	100,467	42,404
Cash and cash equivalents – end of year	$35,856	$37,548	$100,467
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,972	$2,297	$2,633
Income taxes	32,716	14,944	13,085

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(1)          The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 50%, 53% and 57% of net sales in 2011, 2010 and 2009, respectively.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 74% owned Interparfums, S.A. (“IPSA”), a subsidiary whose stock is publicly traded in France. In 2010, IPSA formed two wholly-owned subsidiaries, Interparfums Singapore Pte. Ltd., and Interparfums Luxury Brands, Inc., an Asian sales and marketing office and a U.S. distribution company, respectively. All material intercompany balances and transactions have been eliminated.

Management Estimates

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

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible which aggregated $9.5 million and $5.9 million as of December 31, 2011 and 2010, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated, $4.4 million, $3.0 million and $2.3 million as of December 31, 2011, 2010 and 2009, respectively.

Derivatives

All derivative instruments are recorded as either assets or liabilities and measured at fair value. The Company uses derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in equity (as a component of accumulated other comprehensive income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. The Company also holds certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in earnings immediately.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

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

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of fragrance and fragrance related products, and sells its products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer was its former U.S. prestige fragrance distributor which accounted for 8% and 11% of consolidated net sales in 2010 and 2009, respectively. In 2010, the Company formed a U.S. subsidiary which took over U.S. prestige fragrance distribution on January 1, 2011. No one customer represented 10% or more of net sales in 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customer’s freight and handling charges. All shipping and handling costs, which aggregated $8.8 million, $5.3 million and $5.0 million in 2011, 2010 and 2009, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, commencing in January 2011 we took over U.S. distribution of our European based prestige products and for U.S. based customers we allow customer returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

Payments to Customers

The Company records revenues generated from purchase with purchase and gift with purchase promotions as sales and the costs of its purchase with purchase and gift with purchase promotions as cost of sales. Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels. These fees have been recorded as a reduction of net sales.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $127.8 million, $69.2 million and $55.8 million for 2011, 2010 and 2009, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $48.4 million, $30.2 million and $29.8 million in 2011, 2010 and 2009, respectively. Accrued expenses include approximately $16.4 million and $14.7 million in advertising liabilities as of December 31, 2011 and 2010, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

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

License Agreements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, range from approximately 2 years to 15 years.  Under each license, the Company is required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

Most of the Company’s licenses were entered into to create additional sales.  In some cases, the Company may pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing fragrance business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Treasury Stock

The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under Share Repurchase Authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts within the parameters authorized by the Board. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

Recent Accounting Pronouncements

In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP to International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not affect the Company’s financial position, results of operations and cash flows, but will require additional disclosure.

In June and December 2011, new accounting guidance on comprehensive income was issued, which revises the presentation of comprehensive income in financial statements. The Company has adopted the new guidance which has no affect the Company’s financial position, results of operations or cash flows, but requires the Company to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income in either (i) a continuous statement of comprehensive income or (ii) as two separate but consecutive statements.

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

(2)	Recent Agreements

Burberry

In December 2011, the Company and Burberry began to explore ways in which we can work more closely together to realize the brand’s potential and are currently in discussion regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. As there can be no assurance that an agreement will be reached, Burberry exercised its right to evaluate the purchase price for the unexpired term of the existing license. In this process, Burberry has until July 31, 2012 to determine whether it wishes to buy out the unexpired portion of the license as of December 31, 2012 or continue the existing contract which runs through December 31, 2017. As previously disclosed, if Burberry were to buy back the license, then the purchase price will be the greater of the fair market value of the unexpired term of the license or 70% of 2010 net wholesale sales of Burberry products.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Repetto

In December 2011, we entered into a thirteen-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Repetto brand. Our rights under the agreement commenced on January 1, 2012. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

These renewal agreements, which took effect on January 1, 2012 and run through December 31, 2014, contain terms and conditions similar to those of the original agreements.

Pierre Balmain

In July 2011, we entered into a twelve-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an up front entry fee of €2.1 million (approximately $2.7 million) for this license.

Anna Sui

In June 2011, we entered into a ten-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company agreed to pay an upfront entry fee of $2.0 million for this license which was recorded and paid for in 2012 and agreed to purchase current inventory and certain other assets of the existing licensee. As of December 31, 2011, approximately $2.8 million of current inventory was purchased.

S. T. Dupont

In April 2011, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2016. Our initial eleven-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Boucheron

In December 2010, the Company entered into an exclusive worldwide license agreement with Boucheron Parfums SAS to create, produce and distribute perfumes and ancillary products under the Boucheron brand. Our rights under such license agreement, which took effect on January 1, 2011 and runs through December 31, 2025, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an upfront entry fee of €15 million (approximately $20 million) for this license, and purchased the inventory of the former licensee for €1.7 million (approximately $2.3 million).

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

Montblanc

In January 2010, the Company entered into an exclusive worldwide license agreement with Montblanc International GmbH to create, produce and distribute perfumes and ancillary products under the Montblanc brand. Our rights under this license agreement, which took effect on July 1, 2010 and runs through December 31, 2020, are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an upfront entry fee of €1 million (approximately $1.4 million) for this license and purchased inventory of the former licensee for €4 million (approximately $5.7 million).

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(3)	Inventories

	December 31,
	2011	2010

Raw materials and component parts	$64,411	$40,809
Finished goods	99,666	69,031

	$164,077	$109,840

(4)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$—	$—	$—	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$3,532	$—	$3,532	$—
Interest rate swaps	69	—	69	—

	$3,601	$—	$3,601	$—

		Fair Value Measurements at December 31,2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$49,391	$—	$49,391	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,024	—	1,024	—

	$50,415	$—	$50,415	$—
Liabilities:
Interest rate swaps	$333	$—	$333	$—

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

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using third party quotes obtained from financial institutions.

(5)	Derivative Financial Instruments

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

The following table presents gains and losses in derivatives designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Location of Gain
						(Loss)	Amount of Gain
	Amount of Gain		Location of Gain	Amount of Gain		Recognized in	(Loss) Recognized
Derivatives in	(Loss) Recognized		(Loss) Reclassified	(Loss) Reclassified		Income on	in Income on
Cash Flow	in OCI on		from Accumulated	from Accumulated		Derivative	Derivative
Hedging	Derivative		OCI into Income	OCI into Income		(Effective	(Effective Portion)
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion)	(A)
	Year ended			Year ended			Year ended
	December 31,			December 31,			December 31,
	2011	2010		2011	2010		2011	2010
Foreign exchange			Gain (loss) on			Gain (loss) on
contracts	$—	—	foreign currency	$—	—	foreign currency	$—	(2,638)

(A) The amount of gain (loss) recognized in income represents the amount excluded from the assessment of hedge effectiveness.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Derivatives not	Location of Gain (Loss)
Designated as Hedging	recognized in Income on	December 31,	December 31,
Instruments	Derivative	2011	2010

Interest rate swaps	Interest expense	$272	$362
Foreign exchange contracts	Gain (loss) on foreign currency	$(108)	$(86)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2011 resulted in a liability and is included in accrued expenses and in 2010 such valuation resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At December 31, 2011, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $67.3 million and GB £10.0 million which all have maturities of less than one year.

(6)	Equipment and Leasehold Improvements

	December 31,
	2011	2010

Equipment	$35,160	$26,778
Leasehold improvements	2,265	2,107
	37,425	28,885
Less accumulated depreciation and amortization	22,900	17,678
	$14,525	$11,207

Depreciation and amortization expense was $6.0 million, $3.5 million and $4.3 million for 2011, 2010 and 2009, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(7)	Trademarks, Licenses and Other Intangible Assets

2011	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,590	$—	$6,590
Trademarks (finite lives)	50,127	151	49,976
Licenses (finite lives)	70,109	23,289	46,820
Other intangible assets (finite lives)	13,953	11,589	2,364
Subtotal	134,189	35,029	99,160
Total	$140,779	$35,029	$105,750

2010	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,671	$—	$6,671
Trademarks (finite lives)	51,680	134	51,546
Licenses (finite lives)	70,250	18,881	51,369
Other intangible assets (finite lives)	13,220	11,404	1,816
Subtotal	135,150	30,419	104,731
Total	$141,821	$30,419	$111,402

In 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No other impairment charges for trademarks with indefinite useful lives were required in 2011, 2010 and 2009. Amortization expense was $7.9 million, $5.7 million and $6.7 million for 2011, 2010 and 2009, respectively. Amortization expense is expected to approximate $6.8 million in 2012 and 2013, $6.4 million in 2014 and $5.9 million in 2015 and 2016. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 12 years and 2 years, respectively, and 13 years in the aggregate.

Trademarks (finite lives) primarily represents Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $91 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(8)	Goodwill and Other Intangible Assets

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis, and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Description
Trademark - Nickel	$2,263	$—	$—	$2,263

Goodwill	$2,763	$—	$—	$2,763

		Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Description
Trademark - Nickel	$2,337	$—	$—	$2,337

Goodwill	$3,654	$—	$—	$3,654

The goodwill and trademarks referred to above, relates to the Company’s Nickel skin care business which is primarily a component of our European operations. The Company has determined that it may be inclined to sell the Nickel business within the next few years and therefore, the Company engages a third party valuation specialist to advise us and assist in a potential transaction. As a result, the Company has determined that as of December 31, 2011, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $0.8 million. A similar evaluation is performed every year and in 2009, the Company recorded an impairment loss of $1.7 million. Accumulated impairment losses relating to goodwill aggregated $4.3 million as of December 31, 2011.

To determine fair value of indefinite-lived intangible assets, the Company uses an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. The Company uses this method to determine if an impairment charge is required relating to our Nickel brand trademarks. In 2009, an impairment charge relating to the Nickel trademark in the amount of $0.54 million was recorded. No impairment charge was required in 2011 or 2010. The Company assumed a market royalty rate of 6% and a discount rate of 7.7%.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.7%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Activity relating to the goodwill is as follows:

	December 31,
	2011	2010

Balance - beginning of year	$3,654	$3,927
Effect of changes in foreign currency translation rates	(54)	(273)
Impairment loss	(837)	—

Balance - end of year	$2,763	$3,654

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $25 million. These credit lines bear interest at EURIBOR plus 0.6%, 0.7% or 0.8% (EURIBOR was 1.024% at December 31, 2011). Outstanding amounts totaled $11.8 million and $5.2 million at December 31, 2011 and 2010, respectively.

The Company and its domestic subsidiaries have available a $15 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.25% as of December 31, 2011). The line of credit which has a maturity date of March 31, 2012 is expected to be renewed on an annual basis. There were no borrowings outstanding pursuant to this line of credit as of December 31, 2011 and 2010.

The weighted average interest rate on short-term borrowings was 1.7% and 1.8% as of December 31, 2011 and 2010, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(10)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
18 million euro fixed rate facility at 4.1%, payable in 20 quarterly installments	$—	$5,211

22 million euro variable rate facility at three month EURIBOR plus 0.40%, payable in 20 equal quarterly installments	4,339	10,621
Other	141	297
	4,480	16,129
Less current maturities	4,480	11,090

Total	$—	$5,039

In connection with the 22 million euro variable rate facility, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of 4.42%. This derivative instrument is recorded at fair value and changes in fair value which resulted in gains of $0.3 million in 2011 and $0.4 million in 2010 are reflected in interest expense on the consolidated statements of income.

Some of the Company’s long-term debt facilities require the maintenance of certain financial covenants including a debt to equity ratio of less than one and a debt to adjusted net income ratio of less than three. One facility contains cross default provisions by permitting acceleration of the debt if any affiliated company of the debtor defaults in any other debt facility, and the creditor of such other debt facility accelerates such debt and such affiliated debtor does not in good faith contest such default and acceleration. The Company is in compliance with all of the covenants and other restrictions of its debt agreements.

(11)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2020. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $12.7 million, $10.6 million and $9.9 million in 2011, 2010 and 2009, respectively. Minimum future annual rental payments are as follows:

2012	$4,623
2013	3,574
2014	2,977
2015	2,526
2016	2,559
Thereafter	6,672

$22,931

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2025. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2012	$155,815
2013	170,566
2014	173,234
2015	165,803
2016	178,354
Thereafter	424,939

$1,268,711

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2011, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $51.3 million, $40.2 million and $35.5 million, in 2011, 2010 and 2009, respectively and represented 8.3%, 8.8% and 8.7% of net sales for the years ended December 31, 2011, 2010 and 2009.

(12)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2011 and 2010 aggregated $0.6 million and $0.5 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	480,843	$4.32
Nonvested options granted	118,900	$4.59
Nonvested options vested or forfeited	(142,820)	$4.29
Nonvested options – end of year	456,923	$4.40

Share-based payment expenses decreased income before income taxes by $1.1 million in 2011 and $0.9 million in both 2010 and 2009, decreased net income attributable to Inter Parfums, Inc. by $0.60 million, $0.55 million and $0.54 million in 2011, 2010 and 2009, respectively, and reduced diluted earnings per share by $0.02 in 2011, 2010 and 2009.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

The following table summarizes stock option activity and related information for the years ended December 31, 2011, 2010 and 2009 and does not include information relating to options of IPSA granted by IPSA, our majority-owned subsidiary:

	Year ended December 31,
	2011		2010		2009
	Options	Weighted Average exercise price	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Shares under option - beginning of year	807,620	$12.78	920,825	$11.32	1,138,375	$11.23
Options granted	118,900	15.66	120,200	18.64	100,550	11.90
Options exercised	(95,625)	12.66	(226,455)	10.00	(243,600)	10.24
Options cancelled	(7,620)	14.37	(6,950)	11.27	(74,500)	14.20
Shares under options - end of year	823,275	13.20	807,620	12.78	920,825	11.32

At December 31, 2011, options for 771,795 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $2.3 million as of December 31, 2011 and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. common stock aggregated $1.4 million, which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, IPSA, was €0.7 million (approximately $0.9 million). Options under IPSA plans vest four years after grant.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2011, 2010 and 2009 were $4.59, $5.59 and $4.40 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2011, 2010 and 2009 are set forth in the following table:

	Year Ended December 31,
	2011	2010	2009
Weighted-average expected stock-price volatility	40%	39%	49%
Weighted-average expected option life	4.5 years	4.5 years	4.5 years
Weighted-average risk-free interest rate	0.9%	2.1%	2.6%
Weighted-average dividend yield	1.7%	1.7%	2.0%

Expected volatility is estimated based on historic volatility of the Company’s common stock. In 2011, the expected term of the option is estimated based on historic data. In 2010 and 2009, the Company used the simplified method as historic data regarding employee exercise behavior was incomplete. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price continue to increase.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by IPSA, our majority-owned subsidiary whose stock is publicly traded in France. No options were granted by IPSA in 2011. The weighted average fair values of the options granted by IPSA during 2010 and 2009 were €6.55 per share and €4.27 per share, respectively, on the date of grant using the Black-Scholes option pricing model.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2011	2010	2009
Cash proceeds from stock options exercised	$1,210	$771	$956
Tax benefits	$—	$520	$692
Intrinsic value of stock options exercised	$720	$1,195	$407

The following table summarizes additional stock option information as of December 31, 2010:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$ 6.15 – $ 6.93	75,220	2.96 years	42,860
$ 11.30 – $ 11.41	154,650	2.09 years	20,588
$ 12.14 – $ 12.64	194,380	2.94 years	116,635
$ 13.10 – $ 13.45	164,775	0.98 years	161,399
$ 15.59 - $ 15.62	121,400	5.91 years	1,200
$17.94	3,500	4.09 years	—
$18.01	3,000	1.41 years	2,400
$19.03	106,350	5.00 years	21,270
Totals	823,275	3.09 Years	366,352

As of December 31, 2011, the weighted average exercise price of options exercisable was $12.45 and the weighted average remaining contractual life of options exercisable is 2.27 years. The aggregate intrinsic value of options exercisable at December 31, 2011 is $1.2 million.

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

Dividends

The quarterly dividend of $2.4 million ($0.08 per share) declared in December 2011 was paid in January 2012. Furthermore, in December 2011 the Board of Directors of the Company authorized the continuation of the annual dividend of $0.32 per share. The next quarterly dividend of $0.08 per share will be paid on April 16, 2012 to shareholders of record on March 30, 2012.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(13)	Net Income Attributable to Inter Parfums, Inc. Common Shareholders

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

	Year ended December 31,
	2011	2010	2009

Numerator:
Net income attributable to Inter Parfums, Inc.	$32,303	$26,593	$22,367
Effect of dilutive securities of consolidated subsidiary	(82)	(86)	(18)
Numerator for diluted earnings per share	$32,221	$26,507	$22,349

Denominator:
Weighted average shares	30,514,529	30,360,602	30,099,998
Effect of dilutive securities:
Stock options and warrants	163,296	121,389	21,079
Denominator for diluted earnings per share	30,677,825	30,481,991	30,121,077

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$1.06	$0.88	$0.74
Diluted	1.05	0.87	0.74

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 118,000, 154,000, and 889,000 shares of common stock for 2011, 2010, and 2009, respectively, and outstanding warrants to purchase 81,000 and 300,000 shares of common stock for 2010 and 2009, respectively.

(14)	Segments and Geographic Areas

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2011	2010	2009
Net sales:
United States	$62,976	$55,535	$47,810
Europe	552,415	404,876	361,662
Eliminations of intercompany sales	(171)	—	(8)
	$615,220	$460,411	$409,464
Net income attributable to Inter Parfums, Inc.:
United States	$2,108	$769	$(178)
Europe	30,217	25,803	22,482
Eliminations	(22)	21	63
	$32,303	$26,593	$22,367
Depreciation and amortization expense:
United States	$507	$582	$1,116
Europe	12,566	8,606	9,847
	$13,073	$9,188	$10,963
Interest and dividend income:
United States	$10	$2	$—
Europe	1,095	1,650	982
	$1,105	$1,652	$982
Interest expense:
United States	$11	$71	$177
Europe	2,186	2,045	2,470
	$2,197	$2,116	$2,647
Income tax expense (benefit):
United States	$1,405	$596	$148
Europe	23,053	17,554	15,996
Eliminations	(14)	15	46
	$24,444	$18,165	$16,190

	December 31,
	2011	2010	2009
Total assets:
United States	$59,841	$40,896	$45,580
Europe	465,747	398,547	382,628
Eliminations of investment in subsidiary	(9,554)	(1,338)	(9,120)
	$516,034	$438,105	$419,088
Additions to long-lived assets:
United States	$572	$305	$190
Europe	13,979	27,990	6,111
	$14,551	$28,295	$6,301
Total long-lived assets:
United States	$5,400	$5,335	$5,612
Europe	117,638	120,929	109,305
	$123,038	$126,264	$114,917
Deferred tax assets:
United States	$1,505	$1,580	$1,399
Europe	5,748	5,650	2,689
Eliminations	17	—	—
	$7,270	$7,230	$4,088

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

United States export sales were approximately $24.9 million, $25.7 million and $14.0 million in 2011, 2010 and 2009, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2011	2010	2009
North America	$150,000	$91,200	$96,800
Europe	246,000	211,800	184,900
Central and South America	61,000	41,900	29,300
Middle East	57,000	45,500	42,300
Asia	95,000	66,500	53,600
Other	6,200	3,500	2,600

	$615,200	$460,400	$409,500

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$138,000	$86,000	$88,000
United Kingdom	$45,000	$35,000	$31,000
France	$48,000	$37,000	$37,000

(15)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2007. In 2010, the French Tax Authorities commenced an examination of the French subsidiary’s income tax returns for 2006 through 2008. In October 2011, the Company agreed in principle with the French tax authority on the consequences of the audit, which covered income tax and non-income tax items. As a result, the Company increased income tax expense by $1.7 million and reduces its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company did not recognize any increase in the liability for unrecognized tax benefits and has no uncertain tax position at December 31, 2011. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No interest or penalties were recognized during the periods presented and there is no accrual for interest and penalties at December 31, 2011.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2011	2010	2009
U.S. operations	$3,478	$1,364	$(30)
Foreign operations	63,915	52,476	46,378

	$67,393	$53,840	$46,348

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$1,269	$515	$280
State and local	286	112	119
Foreign	23,898	22,096	18,870
	25,453	22,723	19,269
Deferred:
Federal	(170)	22	(260)
State and local	3	(53)	9
Foreign	(842)	(4,527)	(2,828)
	(1,009)	(4,558)	(3,079)
Total income tax expense	$24,444	$18,165	$16,190

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
State net operating loss carry forwards	$—	$433
Foreign net operating loss carry forwards	629	1,725
Alternative minimum tax credit carry forwards	514	514
Inventory and accounts receivable	392	372
Profit sharing	1,806	1,575
Stock option compensation	682	610
Effect of inventory profit elimination	3,424	3,605
Other	452	514
Total gross deferred tax assets	7,899	9,348
Valuation allowance	(629)	(2,118)
Net deferred tax assets	7,270	7,230
Deferred tax liabilities (long-term):
Property, plant, and equipment	—	(8)
Trademarks and licenses	(5,975)	(6,473)
Other	(93)	(308)
Total deferred tax liabilities	(6,068)	(6,789)
Net deferred tax assets (liabilities)	$1,202	$441

In 2011, all remaining state net operating loss carry-forwards were written off against the valuation allowance, as they are no longer available for utilization. Valuation allowances had been provided on the potential benefit of state net operating loss carry-forwards as it was determined that future tax benefits from option compensation deductions might prevent the net operating loss carry-forwards from being fully utilized. In 2010 and 2009, $0.2 million and $0.6 million, respectively, of such valuation allowances were realized which was equal to the benefits realized from the utilization of net operating loss carry-forwards. The amounts realized were credited to additional paid-in capital in the respective periods.

In addition, valuation allowances of $0.9 million and $0.8 million had been provided in 2010 and 2009, respectively, against certain foreign net operating loss carry-forwards, as it was determined that future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards. In 2011, approximately $1.1 million of such valuation allowances was realized as the Company was able to utilize certain foreign net operating loss carry-forwards for which a valuation allowance had been established.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes on $202 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2011 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2011	2010	2009

Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.3	0.1	0.2
Effect of foreign taxes greater than (less than) U.S. statutory rates	2.0	(0.5)	0.6
Other	—	0.1	0.1

Effective rates	36.3%	33.7%	34.9%

(16)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consists of the following:

	Year ended December 31,
	2011	2010	2009

Net derivative instruments, beginning of year	$213	$130	$4,412
Reclassification adjustment for gains included in net income	—	—	(4,423)
Gain on derivative instruments	11	83	141
Net derivative instruments, end of year	224	213	130

Cumulative translation adjustments, beginning of year	14,544	27,892	21,103
Translation adjustments	(7,021)	(13,348)	6,789
Cumulative translation adjustments, end of year	7,523	14,544	27,892

Accumulated other comprehensive income	$7,747	$14,757	$28,022

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

(17)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2011	2010	2009

Net income attributable to Inter Parfums, Inc.	$32,303	$26,593	$22,367
Increase (decrease) in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	209	(848)	(45)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$32,512	$25,745	$22,322

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2011	$4,367	2,838	(211	)(d)	1,674	(a)	5,320
Year ended December 31, 2010	$2,096	3,147	(106	)(d)	770	(a)	4,367
Year ended December 31, 2009	$1,185	1,295	57	(d)	441	(a)	2,096

Sales return accrual:
Year ended December 31, 2011	$1,560	4,129	-		1,517	(b)	4,172
Year ended December 31, 2010	$296	1,496	-		232	(b)	1,560
Year ended December 31, 2009	$118	385	-		207	(b)	296

Inventory Reserve:
Year ended December 31, 2011	$6,242	3,880	(272	)(d)	2,390	(c)	7,460
Year ended December 31, 2010	$7,150	1,766	(405	)(d)	2,269	(c)	6,242
Year ended December 31, 2009	$7,394	2,237	195	(d)	2,676	(c)	7,150

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firms

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By: /s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 12, 2012
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 12, 2012
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	March 1, 2012
Philippe Benacin

/s/ Philippe Santi	Director	March 5, 2012
Philippe Santi

/s/ Francois Heilbronn	Director	March 5, 2012
Francois Heilbronn

	Director	March _, 2012
Jean Levy

	Director	March _, 2012
Robert Bensoussan-Torres

	Director	March _, 2012
Serge Rosinoer

/s/ Patrick Choël	Director	March 1, 2012
Patrick Choël

Exhibit Index

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2007:

Exhibit No.	Description

10.130

Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - French Original

(Certain confidential information in this Exhibit 10.130 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.130.1

Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - English Translation

(Certain confidential information in this Exhibit 10.130.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.131	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- French Original

10.131.1	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- English Translation

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended June 30, 2008:

Exhibit No.	Description

10.134	Licence Agreement among Paul Smith Limited, Interparfums SA and Inter Parfums, Inc. dated July 3, 2008, but signed on July 17, 2008 (Certain confidential information in this Exhibit 10.134 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.)

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

Exhibit No.	Description

10.135	Bail Commercial situé au 2ème étage, 4/6 rond point des Champs Elysees, Paris, France, entre Dauchez Administrateur De Biens et Interparfums SA [dated] le 21 janvier 2009 – [French original] (Certain confidential information in this Exhibit 10.135 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.135.1	Commercial Lease for portion of the 2nd Floor, at 4/6 rond point des Champs Elysees, Paris, France, between Dauchez Property Administrators and Interparfums SA dated January 21, 2009 -English translation] (Certain confidential information in this Exhibit 10.135.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.136	Bail Commercial situé au 6ème étage, 4/6 rond point des Champs Elysees, Paris, France, entre Dauchez Administrateur De Biens et Interparfums SA [dated] le 21 janvier 2009 – [French original] (Certain confidential information in this Exhibit 10.136 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc).

10.136.1	Commercial Lease for portion of the 6th Floor, at 4/6 rond point des Champs Elysees, Paris, France, between Dauchez Property Administrators and Interparfums SA dated January 21, 2009 – [English translation] (Certain confidential information in this Exhibit 10.136.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

4.30	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2008 with Schedule of Option Holders and Options Granted

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2009:

Exhibit No.	Description

10.138	Licence Agreement between J Choo Limited and Interparfums SA signed on September 29, 2009 (Certain confidential information in this Exhibit 10.138 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

Exhibit No.	Description

3.1.1	Restated Certificate of Incorporation dated September 3, 1987

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004

3.2	Amended and Restated By-laws

4.20	1999 Stock Option Plan, as amended

4.22	2004 Stock Option Plan

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991

10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

10.26.1	Third Modification of Lease dated June 17, 2002 between Metropolitan Life Insurance Company, and Jean Philippe Fragrances, LLC (previously erroneously filed as exhibit no. 19.92 )

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, a limited partnership, and Jean Philippe Fragrances, Inc. dated July 10, 1995

10.104	Lease dated as of 1 March 2001 for 300 West 14th Street, New York, NY

10.106	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (French Original)

10.106.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, Ground and 1st Floor, Paris, France (English Translation)

10.107	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France (French Original)

10.107.1	Lease effective as of 1 April 2004 for 4-6 Rond Point des Champs Elysees, 5th Floor-Left, Paris, France(English Translation)

10.110	Lease For 48 Rue Des Francs-Bourgeois, In Paris, 3rd District (French Original)

10.110.1	Lease For 48 Rue Des Francs-Bourgeois, In Paris,, 3rd District (English Translation)

10.112	Confidential Treatment Agreement among Burberry Ltd., Interparfums SA, Inter Parfums, Inc. and LV Capital USA, Inc., et al., dated October 12, 2004

10.113	Indemnity Agreement among Burberry Ltd., Interparfums SA and Inter Parfums, Inc. dated October 12, 2004

The following additional documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

Exhibit No.	Description

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)

3.4	Articles of Incorporation of Interparfums SA

3.4.1	Articles of Incorporation of Interparfums SA (English translation)

4.21.3	2004 Nonemployee Director Stock Option Plan, as amended

4.30	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2009 with Schedule of Option Holders and Options Granted

10.139	License Agreement between Montblanc-Simplo Gmbh and Interparfums SA (Certain confidential information in this Exhibit 10.139 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

21	List of Subsidiaries

23	Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Quarterly Report for the quarterly period ended September 30, 2010:

Exhibit No.	Description

10.143	Collaboration Agreement between Clarins U.S.A., Inc., and Interparfums Luxury Brands Inc. (Certain confidential information in this Exhibit 10.143 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.144	Contrat de Bail Commercial et GEMFI and Interparfums SA - French original - (Certain confidential information in this Exhibit 10.144 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.144.1	Commercial Lease Agreement between GEMFI and Interparfums SA - English translation- (Certain confidential information in this Exhibit 10.144.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Exhibit No.	Description

4.31	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2010 with Schedule of Option Holders and Options Granted

10.111	Licence Agreement among Burberry Ltd., Interparfums SA and Inter Parfums, Inc. dated 12 October 2004 (Certain confidential information in Exhibit 10.111 has been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.119	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Interparfums SA, 30 Jun 2005, Locaux 4 eme etage droite (French original)

10.119.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Interparfums SA, 30 Jun 2005, Locaux 4 eme etage droite (English translation)

10.120	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Interparfums SA, 30 Jun 2005, Locaux 4 eme etage gauche (French original)

10.120.1	Renouvellement de Bail Commercial entre Civile Immobiliere du 4/6 Rond Point des Champs Elysees et Interparfums SA, 30 Jun 2005, Locaux 4 eme etage gauche (English translation)

10.145	Amendment Number 2 to Licence Agreement between Burberry Limited, Interparfums SA, and Inter Parfums, Inc. dated December 21, 2010 (Certain confidential information in this Exhibit 10.145 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.146	License Agreement between Boucheron Parfums, SAS and Interparfums SA dated December 17, 2010 (Certain confidential information in this Exhibit 10.146 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.147	$ 15 Million Master Promissory Note Dated as of February 1, 2011 in favor of Capital One, NA

21	List of Subsidiaries

23.1	Consent of WeiserMazars LLP

23.2	2009 Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

The following documents are filed with this report:

Exhibit No.	Description	Page No.

3.5	Articles of Incorporation of Inter Parfums, Limited	137

3.6	Organizational Document of Inter Parfums (Suisse) Sarl (French original)	154

3.6.1	Organizational Document of Inter Parfums (Suisse) Sarl (English translation)	156

4.32	Form of Option Agreement for Options Granted to Executive Officers on December 30, 2011 with Schedule of Option Holders and Options Granted	158

10.124	Fourth Modification of Lease, portion of 15th Floor, 551 Fifth Avenue, New York, New York	161

10.128	License Agreement Between Van Cleef & Arpels Logistics SA, and Interparfums SA, entered into on June 19, 2006 (Certain confidential information in this Exhibit 10.128 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	167

21	List of Subsidiaries	216

23.1	Consent of WeiserMazars LLP	217

23.2	2009 Consent of Mazars LLP	218

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	219

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	221

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	223

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	224

