Form 10-Q
period 2012-03-31
INTER PARFUMS INC
filed 2012-05-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________ .

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 8, 2012, there were 30,561,773 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INDEX

			Page Number
Part I.	Financial Information		1

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

		Consolidated Statements of Income for the Three Months Ended
		March 31, 2012 and March 31, 2011	3

		Consolidated Statements of Comprehensive Income for the Three Months Ended
		March 31, 2012 and March 31, 2011	4

		Consolidated Statements of Changes in Equity for the Three Months Ended
		March 31, 2012 and March 31, 2011	5

		Consolidated Statements of Cash Flows for the Three Months Ended
		March 31, 2012 and March 31, 2011	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	29

Part II.	Other Information		30

	Item 6.	Exhibits	30

Signatures			31

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,410	$35,856
Accounts receivable, net	164,030	175,223
Inventories	183,932	164,077
Receivables, other	2,009	3,258
Other current assets	5,807	4,258
Income taxes receivable	56	1,404
Deferred tax assets	7,338	7,270

Total current assets	390,582	391,346

Equipment and leasehold improvements, net	17,002	14,525
Trademarks, licenses and other intangible assets, net	109,585	105,750
Goodwill	2,847	2,763
Other assets	2,161	1,650

Total assets	$522,177	$516,034

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$13,599	$11,826
Current portion of long-term debt	3,148	4,480
Accounts payable - trade	96,936	112,726
Accrued expenses	43,265	52,042
Income taxes payable	4,255	2,099
Dividends payable	2,444	2,443

Total current liabilities	163,647	185,616

Deferred tax liability	6,169	6,068

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,561,616 and 30,541,506 shares at March 31, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	51,264	50,883
Retained earnings	241,259	228,164
Accumulated other comprehensive income	14,938	7,747
Treasury stock, at cost, 10,009,492 common shares at March 31, 2012 and December 31, 2011	(34,151)	(34,151)

Total Inter Parfums, Inc. shareholders’ equity	273,341	252,674
Noncontrolling interest	79,020	71,676

Total equity	352,361	324,350

Total liabilities and equity	$522,177	$516,034

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011

Net sales	$165,368	$133,363

Cost of sales	58,690	46,772

Gross margin	106,678	86,591

Selling, general and administrative expenses	74,924	61,049

Income from operations	31,754	25,542

Other expenses (income):
Interest expense	362	440
(Gain) loss on foreign currency	248	(419)
Interest and income	(524)	(317)

	86	(296)

Income before income taxes	31,668	25,838

Income taxes	11,414	8,498

Net income	20,254	17,340

Less: Net income attributable to the noncontrolling interest	4,757	4,581

Net income attributable to Inter Parfums, Inc.	$15,497	$12,759

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.51	$0.42
Diluted	$0.51	$0.41

Weighted average number of shares outstanding:
Basic	30,551	30,474
Diluted	30,686	30,634

Dividends declared per share	$0.08	$0.08

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Comprehensive income:

Net income	$20,254	$17,340

Other comprehensive income:

Net derivative instrument gain, net of tax	102	20

Translation adjustments, net of tax	9,517	17,419

Comprehensive income	29,873	34,779

Comprehensive income attributable to the noncontrolling interests:

Net income	4,757	4,581

Other comprehensive income:

Net derivative instrument gain, net of tax	25	1

Translation adjustments, net of tax	2,403	4,322

Comprehensive income attributable to the noncontrolling interests	7,185	8,904

Comprehensive income attributable to Inter Parfums, Inc.	$22,688	$25,875

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2011	$30	$48,887	$205,453	$14,757	$(34,151)	$64,970	$299,946
Net income	—	—	12,759	—	—	4,581	17,340
Foreign currency translation adjustment	—	—	—	13,097	—	4,322	17,419
Net derivative instrument gain, net of tax	—	—	—	19	—	1	20
Shares issued upon exercise of stock options	—	445	—	—	—	—	445
Sale of subsidiary shares to noncontrolling interests	—	213	—	—	—	915	1,128
Dividends	—	—	(2,439)	—	—	—	(2,439)
Stock compensation	—	176	45	—	—	15	236
Balance – March 31, 2011	$30	$49,721	$215,818	$27,873	$(34,151)	$74,804	$334,095

Balance – January 1, 2012	$31	$50,883	$228,164	$7,747	$(34,151)	$71,676	$324,350
Net income	—	—	15,497	—	—	4,757	20,254
Foreign currency translation adjustment	—	—	—	7,114	—	2,403	9,517
Net derivative instrument gain, net of tax	—	—	—	77	—	25	102
Shares issued upon exercise of stock options	—	247	—	—	—	—	247
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	145	145
Dividends	—	—	(2,444)	—	—	—	(2,444)
Stock compensation	—	134	42	—	—	14	190
Balance – March 31, 2012	$31	$51,264	$241,259	$14,938	$(34,151)	$79,020	$352,361

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$20,254	$17,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,691	2,980
Provision for doubtful accounts	75	980
Noncash stock compensation	220	266
Deferred tax (benefit)	31	(297)
Change in fair value of derivatives	(30)	(119)
Changes in:
Accounts receivable	16,008	(19,458)
Inventories	(15,155)	(25,269)
Other assets	(370)	687
Accounts payable and accrued expenses	(29,220)	17,285
Income taxes payable, net	3,411	3,773

Net cash used in operating activities	(1,085)	(1,832)

Cash flows from investing activities:
Purchases of short-term investments	—	(3,930)
Proceeds from sale of short-term investments	—	12,996
Purchases of equipment and leasehold improvements	(3,953)	(3,287)
Payment for intangible assets acquired	(2,341)	(286)

Net cash provided by (used in) investing activities	(6,294)	5,493

Cash flows from financing activities:
Proceeds from loans payable – banks, net	1,443	756
Repayment of long-term debt	(1,418)	(2,856)
Proceeds from exercise of options	247	445
Proceeds from sale of stock of subsidiary	145	1,128
Dividends paid	(2,443)	(1,979)

Net cash used in financing activities	(2,026)	(2,506)

Effect of exchange rate changes on cash	959	2,276

Net increase (decrease) in cash and cash equivalents	(8,446)	3,431

Cash and cash equivalents - beginning of period	35,856	37,548

Cash and cash equivalents - end of period	$27,410	$40,979

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$369	$447
Income taxes	8,062	3,792

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2011. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	New Accounting Pronouncements - adopted:

In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations and cash flows.

In September 2011, new accounting guidance on testing goodwill for impairment was issued, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. This guidance is effective for interim and annual goodwill impairment tests for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations and cash flows.

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Status of Burberry License:

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2012	December 31, 2011

Raw materials and component parts	$65,755	$64,411
Finished goods	118,177	99,666

	$183,932	$164,077

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at March 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$—	$—	$—	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	748	—	748	—

	$748	$—	$748	$—
Liabilities:
Interest rate swaps	$40	$—	$40	$—

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$—	$—	$—	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$3,532	$—	$3,532	$—
Interest rate swaps	69	—	69	—

	$3,601	$—	$3,601	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. The Company had no cash-flow hedges during the three month periods ended March 31, 2011 and 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain recognized in Income on Derivative	March 31, 2012	March 31, 2011

Interest rate swaps	Interest income	$30	$119
Foreign exchange contracts	Gain on foreign currency	$114	$36

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of March 31, 2012 resulted in an asset and is included in other current assets and at December 31, 2011 such valuation resulted in a liability and is included in accrued expenses on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At March 31, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $67 million and GB pounds 6.6 million which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Goodwill and Other Intangible Assets:

We review goodwill and trademarks with indefinite lives for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When testing goodwill for impairment the Company performs a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. If we determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is performed. Otherwise, further testing is not needed. No triggering events have been identified in 2012. The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at March 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,336	$—	$—	$2,336

Goodwill	$2,847	$—	$—	$2,847

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,263	$—	$—	$2,263

Goodwill	$2,763	$—	$—	$2,763

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To determine fair value of indefinite-lived intangible assets, we use an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. We use this method to determine if an impairment charge is required relating to our Nickel brand trademarks. No impairment charges have been required since 2009. We assumed a market royalty rate of 6% and a discount rate of 7.7%.

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

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2012 and 2011 aggregated $0.51 million and $0.05 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested options – beginning of period	456,923	$4.40
Nonvested options granted	4,500	$4.99
Nonvested options vested or forfeited	(139,343)	$3.91
Nonvested options – end of period	322,080	$4.62

Share-based payment expense decreased income before income taxes by $0.22 million and $0.27 million for the three months ended March 31, 2012 and 2011, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.12 million and $0.15 million for the three months ended March 31, 2012 and 2011, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of March 31, 2012:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2012	823,275	$13.20
Options granted	4,500	17.07
Options cancelled	(8,030)	15.21
Options exercised	(20,110)	12.28

Outstanding at March 31, 2012	799,635	$13.22

Options exercisable	477,555	$12.15
Options available for future grants	715,325

As of March 31, 2012, the weighted average remaining contractual life of options outstanding is 2.88 years (1.83 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $2.3 million and $1.8 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.3 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Inter Parfums S.A., was approximately $0.81 million. Options under Interparfums SA plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2012 and March 31, 2011 were as follows:

(In thousands)	March 31, 2012	March 31, 2011

Cash proceeds from stock options exercised	$247	$445
Tax benefits	25	—
Intrinsic value of stock options exercised	78	228

No tax benefit was realized or recognized from stock options exercised in 2011 as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2012 and 2011 were $4.99 and $5.27 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2012 and 2011 are set forth in the following table:

	March 31, 2012	March 31, 2011

Weighted-average expected stock-price volatility	40%	38%
Weighted-average expected option life	4.5 years	4.5 years
Weighted-average risk-free interest rate	0.84%	2.0%
Weighted-average dividend yield	1.7%	1.7%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price continue to increase.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2012	2011
Numerator:
Net income attributable to Inter Parfums, Inc.	$15,497	$12,759
Effect of dilutive securities of consolidated subsidiary	—	(54)
Numerator for diluted earnings per share	$15,497	$12,705
Denominator:
Weighted average shares	30,551	30,474
Effect of dilutive securities:
Stock options and warrants	135	160
Denominator for diluted earnings per share	30,686	30,634

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.51	$0.42
Diluted	0.51	0.41

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.23 million and 0.12 million shares of common stock for the three month periods ended March 31, 2012 and 2011, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended March 31,
	2012	2011

Net income attributable to Inter Parfums, Inc.	$15,497	$12,759
Increase in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	213
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$15,497	$12,972

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended March 31,
	2012	2011
Net sales:
United States	$21,352	$11,794
Europe	145,197	121,569
Eliminations	(1,181)	—
	$165,368	$133,363

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$1,564	$(294)
Europe	13,981	13,053
Eliminations	(48)	—
	$15,497	$12,759

	March 31,	December 31,
	2012	2011
Total Assets:
United States	$61,398	$59,841
Europe	471,059	465,747
Eliminations of investment in subsidiary	(10,280)	(9,554)
	$522,177	$516,034

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	Accrued Expenses:

Accrued expenses include approximately $13.8 million and $16.4 million in advertising liabilities as of March 31, 2012 and December 31, 2011, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2011 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 74% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 26% of Interparfums SA shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 2% of consolidated net sales.

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 88% and 91% of net sales for the three months ended March 31, 2012 and 2011, respectively. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain and Repetto, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to their customers.

Burberry is our most significant license, as sales of Burberry products represented 43% and 50% of net sales for the three months ended March 31, 2012 and 2011, respectively. In addition, we own the Lanvin brand name for our class of trade and sales of Lanvin product represented 12% and 14% of net sales for the three months ended March 31, 2012 and 2011, respectively.

Through our United States operations we market specialty retail and mass market fragrance and fragrance related products, which represented 12% and 9% of net sales for the three months ended March 31, 2012 and 2011, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Anna Sui, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell direct to retailers, seasonality is more evident. In 2007 we commenced operations of our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom, and in January 2011, we commenced operations of our U. S. distribution subsidiary. In addition, our specialty retail product lines sold to U. S. retailers is also concentrated in the second half of the year.

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A weak U.S. dollar has a positive impact on our net sales. However, earnings are negatively affected by a weak dollar because over 40% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

Pierre Balmain

In July 2011, we entered into a twelve-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of existing Balmain fragrances. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In 2011, the Company paid an up front entry fee of €2.1 million (approximately $2.7 million) for this license.

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, commencing in January 2011, we took over U.S. distribution of our European based prestige products and for U.S. based customers we allow customer returns if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit to determine if there is an indication of impairment. In accordance with ASU 2011-08, the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. If the Company determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Net Sales	Three months ended March 31,
(in millions)	2012	%Change	2011	%Change	2010

European based product sales	$145.2	19%	$121.6	12%	$108.3
United States based product sales	20.2	71%	11.8	6%	11.1
Total net sales	$165.4	24%	$133.4	12%	$119.4

After increasing 12% in the 2011 period as compared to 2010, net sales for the three months ended March 31, 2012 increased 24% to $165.4 million, as compared to $133.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales in 2012 increased 26%. Our results for the three months ended March 31, 2012 are in line with our net sales and profitability expectations and our performance reflects strong momentum by our main brands and a solid start for our newest brands. The Company’s three major launches in 2011 as compared with a more modest launch schedule for 2012, set a very high bar for full year-over-year comparisons.

European based prestige product sales increased 19% to $145.2 million, as compared to $121.6 million for the corresponding period of the prior year. The continued strong performance of the Jimmy Choo and Montblanc fragrances were significant factors contributing to growth in European based prestige product sales. The Jimmy Choo signature fragrance was first introduced in 2011 and an Eau de Toilette was recently added. In local currency, Jimmy Choo product sales increased 68% to €11.8 million for the three months ended March 31, 2012, as compared to €7.0 million for the corresponding period of the prior year. Montblanc fragrances also delivered high growth with sales in local currency reaching €11.0 million for the three months ended March 31, 2012, up 77% from €6.2 million in sales for the corresponding period of the prior year.

Burberry product sales increased 12% in local currency aggregating €54.3 million for the three months ended March 31, 2012, as compared to €48.7 million for the corresponding period of the prior year. A strong contribution from the newest Burberry fragrance, Burberry Body, as well as the continued strong performance of established Burberry scents were offset by a decline in sales for the Burberry Sport line. Lanvin, our second largest prestige brand also performed well with local currency sales aggregating €15.7 million for the three months ended March 31, 2012, 12% ahead of the corresponding period of the prior year. Lanvin brand sales growth was led by the Eclat d’Arpège line and steady performances from the Jeanne Lanvin and Marry Me! scents.

In response to commercial efforts of our U.S. distribution subsidiary for European based prestige product, first quarter sales in the North American market increased 68% in local currency, as compared to the corresponding period of the prior year. Other markets that were especially strong during the period include the Middle East, Asia and South America, where comparable quarter prestige product sales in local currency were up 35%, 21% and 10%, respectively. Despite the difficult economic environment in certain markets, sales in Europe have been growing so far, with Eastern and Western Europe generating comparable quarter sales increases of 7% and 4%, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our growth expectations for the remainder of 2012 for our European based product lines reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any significant contributions in 2012 from our newest lines, Balmain and Repetto, where we are just beginning the product development process, we do expect continued strong performances from Jimmy Choo and Montblanc. In addition, the recent launch of Burberry Body will enjoy a full year of sales supported by a very aggressive marketing campaign. We also have new products for Lanvin, Montblanc and Boucheron planned for a 2012 debut.

With respect to our United States specialty retail and mass-market products, net sales increased 71% for the first quarter of 2012 following an increase of 6% for the first quarter of 2011. The initial launch of our first Nine West fragrance and the commencement of sales pursuant to our Anna Sui license were the primary contributors to first quarter 2012 sales growth. In January 2012, Love Fury, a women’s fragrance created for Nine West launched at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally. In 2011, we entered into a ten-year exclusive worldwide fragrance license agreement to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

For the Banana Republic brand, to complement the women’s scent Wildbloom, introduced in 2011, we launched a brand extension Wildbloom Vert, in early 2012. Building upon the success of the Gap brand’s fragrances, for 2012 we are currently launching a new fragrance concept for Gap in an effort to capture the heritage of the brand. The new scents for men and women, Gap Established 1969, launched in March 2012 at over 650 Gap stores in the U. S. International distribution is planned for later in the year. We are also in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended March 31,
(in millions)	2012	2011

Net sales	$165.4	$133.4
Cost of sales	58.7	46.8
Gross margin	$106.7	$86.6

Gross margin as a % of net sales	65%	65%

Gross margin was 65% of net sales in both the first quarters of 2012 and 2011. Now that it has been over a year since taking over prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands, Inc., gross margins from one period to the next should be much more comparable. For the three months ended March 31, 2012, as compared to the corresponding period of the prior year, gains in margin from currency fluctuations were offset by changes from product mix.

INTER PARFUMS, INC. AND SUBSIDIARIES

We carefully watch movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin. The average euro to dollar exchange rate for the three months ended March 31, 2012 was 1.31, as compared to 1.37 for the 2011 period. We occasionally enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $2.0 million and $1.4 million for the three month period ended March 31, 2012 and 2011, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses

(in millions)	Three months ended March 31,
	2012	2011

Selling, general & administrative expenses	$74.9	$61.0
Selling, general & administrative expenses as a % of net sales	45%	46%

Selling, general and administrative expenses increased 23% for the three months ended March 31, 2012, as compared to the corresponding period of the prior year. As a percentage of sales selling, general and administrative expenses were 45% and 46% for the three month period ended March 31, 2012 and 2011, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $26.7 million (16.2% of net sales) and $18.3 million (13.7% of net sales) for the three month period ended March 31, 2012 and 2011, respectively. The global launch of Burberry Body continues to be supported by strong visuals on a scale without precedent. Although the level of spending is not near what was incurred during the third and fourth quarters of 2011, we significantly increased our overall advertising budget for all brands to maintain the positive sales momentum which we believe will contribute to sustained growth in market share.

Royalty expense included in selling, general, and administrative expenses aggregated $13.7 million (8.3% of net sales) and $11.5 million (8.6% of net sales), for the three month periods ended March 31, 2012 and 2011, respectively. In addition service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $5.7 million (3.5% of net sales) and $4.8 million (3.6% of net sales), for the three month periods ended March 31, 2012 and 2011, respectively.

As a result of the above analysis, income from operations increased 24% to $31.8 million for the three months ended March 31, 2012, as compared to $25.5 million for the corresponding period of the prior year. Operating margins were 19.2% of net sales in the current period as compared to 19.1% for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest expense aggregated $0.4 million for both the three months ended March 31, 2012 and 2011. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $16.3 million as of December 31, 2011, as compared to $21.4 million as of December 31, 2010.

Foreign currency gains or (losses) aggregated ($0.2) million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Hedge effectiveness excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings.

Our effective income tax rate was 36% and 33% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our foreign tax rate had been declining as a result of the 2008 formation of Interparfums (Suisse) SARL, which receives a favorable tax rate on a portion of Interparfums SA taxable income. The higher rate in 2012 is the result of a tax rate increase enacted by the French Government retroactive to 2011. The impact of such rate increase for the year ended December 31, 2011, was recorded during the fourth quarter of 2011. The tax rate for our French operations increased from 34.4% to 36.1%. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

(in thousands except per share data)	Three months ended March 31,
	2012	2011

Net income	$20,254	$17,340
Less: Net income attributable to the noncontrolling interest	4,757	4,581

Net income attributable to Inter Parfums, Inc.	$15,497	$12,759

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.51	$0.42
Diluted	$0.51	$0.41

Weighted average number of shares outstanding:
Basic	30,551	30,474
Diluted	30,686	30,634

Net income increased 17% to $20.3 million for the three months ended March 31, 2012, as compared to $17.3 million for the corresponding period of the prior year. Net income attributable to the noncontrolling interest aggregated 23.5% of net income in 2012 and 26.4% in 2011. The decline is the result of fluctuations in the interim financial results of our 51% owned distribution subsidiaries in the United Kingdom and Germany. Net income attributable to Inter Parfums, Inc. increased 21% to $15.5 million for the three months ended March 31, 2012, as compared to $12.8 million for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Diluted earnings per share increased 24% to $0.51 for the three months ended March 31, 2012, as compared to $0.41 for the corresponding period of the prior year. Weighted average shares outstanding aggregated 30.6 million and 30.5 million for the three months ended March 31, 2012 and 2011, respectively. On a diluted basis, average shares outstanding were 30.7 million for the three months ended March 31, 2012, as compared to 30.6 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At March 31, 2012, working capital aggregated $227 million and we had a working capital ratio of 2.4 to 1. Cash and cash equivalents aggregated $27 million.

Cash used in operating activities aggregated $1.1 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, working capital items used $25.3 million in cash from operating activities, as compared to $23.0 million in the 2011 period. The decrease in accounts receivable reflects strong collection activity as days sales outstanding hovers around the 90 day mark. The $15.2 million increase in inventories for the three months ended March 31, 2012, as shown on the statement of cash flows, reflects the inventory build needed to support our sales growth and new licensing activities in both European operations and U.S. operations.

Cash flows used in investing activities in 2012 reflects $4.0 million spent for capital items, most of which relates to stands used for the Burberry Beauty line. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for intangible assets aggregated $2.3 million in 2012 which is primarily the entry fee paid for the Anna Sui license. When acquiring new licenses for brands that have current distribution we may agree to pay an entry fee in connection with securing the license rights.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2012, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2012 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of March 31, 2012, short-term borrowings aggregated $13.6 million. Our long-term credit facilities provide for principal and interest to be repaid in 20 quarterly installments. As of March 31, 2012, total long-term debt including current maturities aggregated $3.1 million.

In December 2011, our board of directors authorized the continuation of our cash dividend on an annual basis to $.32 per share for 2012. The next quarterly dividend of $0.08 per share will be paid on July 13, 2012 to shareholders of record on June 29, 2012. The annual cash dividend for 2012 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2012.

Contractual Obligations

The following table sets for a schedule of our contractual obligations as of December 31, 2011 over the periods indicated in the table, as well as our total contractual obligations.

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

At March 31, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $67 million and GB pounds 6.6 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is as of March 31, 2012 was €2.2 million. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our Company's disclosure controls and procedures were effective.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	32

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	33

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	34

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	35

101*	Interactive data files

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2012.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 31