Form 10-Q
period 2012-06-30
INTER PARFUMS INC
filed 2012-08-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York 10176
(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 6, 2012, there were 30,567,181 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS

	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$23,130	$35,856
Accounts receivable, net	139,327	175,223
Inventories	175,753	164,077
Receivables, other	1,287	3,258
Other current assets	5,847	4,258
Income tax receivable	1,967	1,404
Deferred tax assets	8,162	7,270

Total current assets	355,473	391,346

Equipment and leasehold improvements, net	16,102	14,525

Goodwill	2,693	2,763

Trademarks, licenses and other intangible assets, net	101,969	105,750

Other assets	2,024	1,650

Total assets	$478,261	$516,034

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$4,448	$11,826
Current portion of long-term debt	1,528	4,480
Accounts payable, trade	74,931	112,726
Accrued expenses	43,200	52,042
Income taxes payable	6,355	2,099
Dividends payable	2,445	2,443
Total current liabilities	132,907	185,616
Deferred tax liability	5,653	6,068

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,567,181 and 30,541,506 shares at June 30, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	52,184	50,883
Retained earnings	244,860	228,164
Accumulated other comprehensive income	1,782	7,747
Treasury stock, at cost, 10,009,492 common shares at June 30, 2012 and December 31, 2011	(34,151)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	264,706	252,674
Noncontrolling interest	74,995	71,676
Total equity	339,701	324,350
Total liabilities and equity	$478,261	$516,034

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$145,555	$121,063	$310,923	$254,426

Cost of sales	57,099	46,477	116,389	93,850

Gross margin	88,456	74,586	194,534	160,576

Selling, general and administrative expenses	75,828	63,739	150,152	124,188

Income from operations	12,628	10,847	44,382	36,388

Other expenses (income):
Interest expense	442	390	805	830
Loss on foreign currency	931	567	1,178	148
Interest income	(311)	(389)	(835)	(706)

	1,062	568	1,148	272

Income before income taxes	11,566	10,279	43,234	36,116

Income taxes	4,085	3,851	15,499	12,348

Net income	7,481	6,428	27,735	23,768

Less: Net income attributable to the noncontrolling interest	1,473	1,435	6,230	6,016

Net income attributable to Inter Parfums, Inc.	$6,008	$4,993	$21,505	$17,752

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.20	$0.16	$0.70	$0.58
Diluted	$0.20	$0.16	$0.70	$0.58

Weighted average number of shares outstanding:
Basic	30,563	30,506	30,557	30,490
Diluted	30,688	30,695	30,687	30,664

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income (loss):

Net income	$7,481	$6,428	$27,735	$23,768

Other comprehensive income:

Net derivative instrument gain, net of tax	(56)	82	46	102

Translation adjustments, net of tax	(17,644)	3,963	(8,127)	21,382

Comprehensive income (loss)	(10,219)	10,473	19,654	45,252

Comprehensive income attributable to the noncontrolling interests:

Net income	1,473	1,435	6,230	6,016

Other comprehensive income:

Net derivative instrument gain, net of tax	(9)	21	16	22

Translation adjustments, net of tax	(4,535)	806	(2,132)	5,128

Comprehensive income (loss) attributable to the noncontrolling interests	(3,071)	2,262	4,114	11,166

Comprehensive income(loss) attributable to Inter Parfums, Inc.	$(7,148)	$8,211	$15,540	$34,086

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	stock	interest	Total
Balance – January 1, 2011	$30	$48,887	$205,453	$14,757	$(34,151)	$64,970	$299,946
Comprehensive income:
Net income	—	—	17,752	—	—	6,016	23,768
Foreign currency translation adjustment	—	—	—	16,254	—	5,128	21,382
Net derivative instrument gain (loss), net of tax	—	—	—	80	—	22	102
Shares issued upon exercise of stock options	1	1,115	—	—	—	—	1,116
Purchase of subsidiary shares from noncontrolling interests	—	(417)	—	—	—	(333)	(750)
Sale of subsidiary shares to noncontrolling interests	—	479	—	—	—	2,021	2,500
Dividends	—	—	(4,881)	—	—	(3,149)	(8,030)
Stock compensation	—	352	90	—	—	32	474
Balance – June 30, 2011	$31	$50,416	$218,414	$31,091	$(34,151)	$74,707	$340,508

Balance – January 1, 2012	$31	$50,883	$228,164	$7,747	$(34,151)	$71,676	$324,350
Comprehensive income:
Net income	—	—	21,505	—	—	6,230	27,735
Foreign currency translation adjustment	—	—	—	(5,995)	—	(2,132)	(8,127)
Net derivative instrument gain, net of tax	—	—	—	30	—	16	46
Shares issued upon exercise of stock options	—	311	—	—	—	—	311
Sale of subsidiary shares to noncontrolling interests	—	737	—	—	—	2,508	3,245
Dividends	—	—	(4,889)	—	—	(3,333)	(8,222)
Stock compensation	—	253	80	—	—	30	363
Balance – June 30, 2012	$31	$52,184	$244,860	$1,782	$(34,151)	$74,995	$339,701

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$27,735	$23,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,455	6,221
Provision for doubtful accounts	472	1,166
Noncash stock compensation	425	536
Deferred tax (benefit)	(1,353)	45
Change in fair value of derivatives	(56)	(193)
Changes in:
Accounts receivable	32,056	(14,830)
Inventories	(15,861)	(57,847)
Other assets	(55)	928
Accounts payable and accrued expenses	(43,321)	24,637
Income taxes payable, net	3,784	(6,749)

Net cash provided by (used in) operating activities	11,281	(22,318)

Cash flows from investing activities:
Purchases of short-term investments	—	(4,022)
Proceeds from sale of short-term investments	—	42,052
Purchases of equipment and leasehold improvements	(5,968)	(5,502)
Payment for intangible assets acquired	(2,337)	(3,077)

Net cash provided by (used in) investing activities	(8,305)	29,451

Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks, net	(7,272)	1,988
Repayment of long-term debt	(2,860)	(5,859)
Proceeds from exercise of options	311	1,116
Proceeds from sale of stock of subsidiary	3,245	2,500
Payment for noncontrolling interests acquired	—	(750)
Dividends paid	(4,889)	(4,418)
Dividends paid to noncontrolling interest	(3,333)	(3,149)

Net cash used in financing activities	(14,798)	(8,572)

Effect of exchange rate changes on cash	(904)	2,665

Net increase (decrease) in cash and cash equivalents	(12,726)	1,226

Cash and cash equivalents - beginning of period	35,856	37,548

Cash and cash equivalents - end of period	$23,130	$38,774

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$838	$924
Income taxes	9,793	18,087

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2011. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. As there was no assurance that an agreement would be reached, Burberry exercised its right to evaluate the purchase price for the unexpired term of the existing license. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. As such, on December 31, 2012 Burberry will buy out our license rights for €181 million (approximately $220 million at current exchange rates excluding receivables, inventories and other tangible assets).

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2012	December 31, 2011

Raw materials and component parts	$57,365	$64,411
Finished goods	118,388	99,666

	$175,753	$164,077

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

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

(In thousands)		Fair Value Measurements at June 30, 2012
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$—	$—	$—	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$2,094	$—	$2,094	$—
Interest rate swaps	13	—	13	—

	$2,107	$—	$2,107	$—

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$—	$—	$—	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$3,532	$—	$3,532	$—
Interest rate swaps	69	—	69	—

	$3,601	$—	$3,601	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. The Company had no cash flow hedges during the three and six month periods ended June 30, 2011 and 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Six months ended June 30, 2012	Six months ended June 30, 2011
Interest rate swaps	Interest expense	$56	$193
Foreign exchange contracts	Gain (loss) on foreign currency	$143	$(43)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended June 30, 2012	Three months ended June 30, 2011
Interest rate swaps	Interest expense	$26	$74
Foreign exchange contracts	Gain (loss) on foreign currency	$29	$(79)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of June 30, 2012 and December 31, 2011, resulted in a liability and is included in accrued expenses on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At June 30, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $57 million and GB pounds 1.0 million which all have maturities of less than one year.

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

		Fair Value Measurements at June 30, 2012
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,202	$—	$—	$2,202

Goodwill	$2,693	$—	$—	$2,693

		Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,263	$—	$—	$2,263

Goodwill	$2,763	$—	$—	$2,763

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

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2012 and 2011 aggregated $0.52 million and $0.05 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	456,923	$4.40
Nonvested options granted	4,500	$4.99
Nonvested options vested or forfeited	(140,743)	$3.92
Nonvested options – end of period	320,680	$4.62

Share-based payment expense decreased income before income taxes by $0.20 million and $0.43 million for the three and six month periods ended June 30, 2012, respectively, as compared to $0.27 million and $0.54 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.11 million and $0.23 million for the three and six month periods ended June 30, 2012, respectively, as compared to $0.15 million and $0.31 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of June 30, 2012:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2012	823,275	$13.20
Options granted	4,500	17.07
Options cancelled	(8,830)	15.25
Options exercised	(25,675)	12.11

Outstanding at June 30, 2012	793,270	$13.23

Options exercisable	472,590	$12.17
Options available for future grants	716,125

As of June 30, 2012, the weighted average remaining contractual life of options outstanding is 2.63 years (1.57 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $3.4 million and $2.5 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.2 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was $0.68 million. Options under Interparfums SA plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2012 and June 30, 2011 were as follows:

(In thousands)	June 30, 2012	June 30, 2011

Cash proceeds from stock options exercised	$311	$1,116
Tax benefits	34	—
Intrinsic value of stock options exercised	105	650

No tax benefit was realized or recognized from stock options exercised in 2011 as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2012 and 2011 were $4.99 and $5.27 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2012 and 2011 are set forth in the following table:

	June 30, 2012	June 30, 2011

Weighted-average expected stock-price volatility	40%	38%
Weighted-average expected option life	4.5 years	4.5 years
Weighted-average risk-free interest rate	.84%	2.0%
Weighted-average dividend yield	1.7%	1.7%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price increases.

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

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Inter Parfums, Inc.	$6,008	$4,993	$21,505	$17,752
Effect of dilutive securities of consolidated subsidiary	—	(5)	—	(59)
Numerator for diluted earnings per share	$6,008	$4,988	$21,505	$17,693
Denominator:
Weighted average shares	30,563	30,506	30,557	30,490
Effect of dilutive securities:
Stock options and warrants	124	189	130	174
Denominator for diluted earnings per share	30,687	30,695	30,687	30,664

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.20	$0.16	$0.70	$0.58
Diluted	0.20	0.16	0.70	0.58

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.23 million shares of common stock for both the three and six month periods ended June 30, 2012, and 0.1 million shares of common stock for both the three and six month periods ended June 30, 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income attributable to Inter Parfums, Inc.	$6,008	$4,993	$21,505	$17,752
Increase (decrease) in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	737	(151)	737	62
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$6,745	$4,842	$22,242	$17,814

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales:
United States	$19,897	$14,538	$41,249	$26,332
Europe	125,616	106,525	270,813	228,094
Eliminations	42	—	(1,139)	—

	$145,555	$121,063	$310,923	$254,426

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$921	$230	$2,485	$(64)
Europe	5,041	4,763	19,022	17,816
Eliminations of intercompany profits	46	—	(2)	—

	$6,008	$4,993	$21,505	$17,752

	June 30,	December 31,
	2012	2011
Total Assets:
United States	$65,710	$59,841
Europe	421,857	465,747
Eliminations of investment in subsidiary	(9,306)	(9,554)

	$478,261	$516,034

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	Accrued Expenses:

Accrued expenses include approximately $13.5 million and $16.4 million in advertising liabilities as of June 30, 2012 and December 31, 2011, respectively.

13.	Reclassification:

Certain prior year amounts in the accompanying consolidated statements of income have been reclassified to conform to current period presentation. More specifically, $0.4 million and $1.0 million of selling, general and administrative expenses for the three and six months ended June 30, 2011 have been reclassified to cost of sales.

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 2% of consolidated net sales.

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 87% and 90% of net sales for the six months ended June 30, 2012 and 2011, respectively. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain and Repetto, whose products are distributed in over 120 countries around the world. Shipments to our distribution subsidiaries are not recognized as sales until that merchandise is sold by our distribution subsidiary to their customers.

Burberry is our most significant license, as sales of Burberry products represented 43% and 47% of net sales for the six months ended June 30, 2012 and 2011, respectively. See “Recent Important Events” on page 18 of this Quarterly Report on Form 10-Q for a status on the buy out of the Burberry license effective December 31, 2012. In addition, we own the Lanvin brand name for our class of trade and sales of Lanvin product represented 12% and 14% of net sales for the six months ended June 30, 2012 and 2011, respectively.

Through our United States operations we market specialty retail and mass-market fragrance and fragrance related products, which represented 13% and 10% of net sales for the six months ended June 30, 2012 and 2011, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Anna Sui, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell directly to retailers, seasonality is more evident. In 2007 we commenced operations of our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom, and in January 2011, we commenced operations of our U. S. distribution subsidiary. In addition, our specialty retail product lines sold to U. S. retailers are also concentrated in the second half of the year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Burberry to Buy out License on December 31, 2012

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. As there was no assurance that an agreement would be reached, Burberry exercised its right to evaluate the purchase price for the unexpired term of the existing license. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. As such, on December 31, 2012 Burberry will buy out our license rights for €181 million (approximately $220 million at current exchange rates excluding receivables, inventories and other tangible assets).

Future sales and earnings will be significantly affected as a result of this buy out. However, the Company is confident in its future. Based on current growth rates for all of our brands, the preliminary full-year sales target for 2013 is expected to reach approximately $400 million at current exchange rates. With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development while maintaining an estimated operating margin of more than 10%. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth will be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio.

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

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the carrying value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit to determine if there is an indication of impairment. In accordance with ASU 2011-08, the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. If the Company determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess.

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

Results of Operations

Three and Six Months Ended June 30, 2012 as Compared to the Three and Six Months Ended June 30, 2011

Net sales	Three months ended June 30,			Six months ended June 30,
(In millions)	2012	% Change	2011	2012	% Change	2011

European based product sales	$125.6	18%	$106.5	$270.8	19%	$228.1
United States based product sales	20.0	37%	14.6	40.1	52%	26.3

Total net sales	$145.6	20%	$121.1	$310.9	22%	$254.4

Net sales for the three months ended June 30, 2012 increased 20% to $145.6 million, as compared to $121.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 29% for the period. Net sales for the six months ended June 30, 2012 increased 22% to $310.9 million, as compared to $254.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 27% for the period. The strength of the U.S. dollar has had, and is expected to continue to have, a significant effect on reported sales. The dollar/euro exchange rate for the three and six months ended June 30, 2012 was 1.28 and 1.30, respectively, as compared to 1.44 and 1.40 for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

European based prestige product sales increased 18% for the three months ended June 30, 2012 and 19% for the six months ended June 30, 2012, as compared to the corresponding periods of the prior year. The positive trends of the first quarter continued into the second quarter with strong performances across our brand portfolio. In euros, the local currency of our European segment, Burberry sales rose 34% for the current second quarter and 21% for the first half on strong growth of established fragrances, including Burberry Body, which launched in late 2011. While there were no major launches this year, Lanvin fragrance sales increased 13% for the quarter and year-to-date due to continuing gains by Eclat d’Arpège and the 2012 introductions of Avant Garde and Jeanne Couture. With Montblanc Legend as the catalyst, Montblanc brand sales rose 72% in the second quarter and 75% through the first half. The positive momentum of Jimmy Choo fragrances that began in 2011 with the Eau de Parfum, continued in 2012 with the Eau de Toilette, resulting in a 13% and 42% increase in brand sales for the second quarter and first half, respectively. Some of the smaller brands in our portfolio are also generating significant year-to-date gains, including Boucheron, which had a more than fivefold increase in sales, and S.T. Dupont with a 48% sales increase compared to the first half of 2011.

Sales growth for our European based prestige products has been especially strong in North America, the Middle East, Asia, and South America where year-to-date sales rose 56%, 40%, 22%, and 35%, respectively. We have also seen significant sales growth in Eastern Europe with first half gains of 25%. Despite the slowdown in consumer spending in selected countries in Western Europe, first half sales were 10% ahead of the same period last year.

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

With respect to our United States specialty retail and mass-market products, net sales for the three months ended June 30, 2012 were $20.0 million, as compared to $14.6 million for the corresponding period of the prior year. Net sales for the six months ended June 30, 2012 were $40.1 million, as compared to $26.3 million for the corresponding period of the prior year.

The initial launch of our first Nine West fragrance and the commencement of sales pursuant to our Anna Sui license were the primary contributors to 2012 sales growth. In January 2012, Love Fury, a women’s fragrance created for Nine West launched at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally. In 2011, we entered into a ten-year exclusive worldwide fragrance license agreement to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

INTER PARFUMS, INC. AND SUBSIDIARIES

For the Banana Republic brand, to complement the women’s scent Wildbloom, introduced in 2011, we launched a brand extension Wildbloom Vert, in early 2012 and another men’s fragrance, Wildblue, was introduced in the second quarter of 2012. Building upon the success of the Gap brand’s fragrances, a new fragrance concept was created for Gap in an effort to capture the heritage of the brand. The new scents for men and women, Gap Established 1969, launched in March 2012 at over 650 Gap stores in the U. S. International distribution is planned for later in the year. We also introduced Wishes & Dreams for bebe and Miss Madison for Brooks Brothers during the second quarter of 2012. We are in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands.

In addition, we are actively pursuing other new business opportunities. However, no assurance can be given that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Net sales	$145.6	$121.1	$310.9	$254.4
Cost of sales	57.1	46.5	116.4	93.8

Gross margin	$88.5	$74.6	$194.5	$160.6
Gross margin as a percent of net sales	61%	62%	63%	63%

Gross profit margin was 61% and 63% for the three and six month periods ended June 30, 2012, respectively, as compared to 62% and 63% for the corresponding periods of the prior year. Now that it has been over a year since taking over prestige product distribution in the U.S. by our subsidiary, Interparfums Luxury Brands, Inc., gross margins from one period to the next should be much more comparable.

We carefully watch movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin. The average dollar/euro exchange rate was up approximately 11% and 7% for the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods of the prior year. However, sales for the 2012 period included an unusually high level of value sets, which carry a much higher cost of goods than everyday single unit merchandise. These sales mitigated any gains obtained from currency fluctuation.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.9 million and $3.9 million for the three and six month periods ended June 30, 2012, respectively, as compared to $1.6 million and $3.0 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Selling, general and administrative expenses	$75.8	$63.7	$150.2	$124.2
Selling, general and administrative expenses as a percent of net sales	52%	53%	48%	49%

Selling, general and administrative expenses increased 19% and 21% for the three and six-month periods ended June 30, 2012, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 52% and 48% of sales for the three and six-month periods ended June 30, 2012, as compared to 53% and 49% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $30.4 million and $57.1 million for the three and six-month periods ended June 30, 2012, respectively, as compared to $22.5 million and $40.9 million for the corresponding periods of the prior year. Promotion and advertising represented 21% and 18% of net sales for the three and six months ended June 30, 2012, as compared to 19% and 16% of sales for the corresponding period of the prior year. The global launch of Burberry Body continues to be supported by strong visuals on a scale without precedent. Although the level of spending is not near what we incurred during the third and fourth quarters of 2011, we significantly increased our overall advertising budget for all brands to maintain the positive sales momentum which we believe will contribute to sustained growth in market share.

Royalty expense included in selling, general and administrative expenses aggregated $12.4 million and $26.1 million for the three and six-month periods ended June 30, 2012, respectively, as compared to $10.8 million and $22.3 million for the corresponding periods of the prior year. As a percentage of sales, royalty expense represented 8.5% and 8.4% of net sales for the three and six months ended June 30, 2012, as compared to 8.9% and 8.8% of sales for the corresponding period of the prior year. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $5.2 million and $10.9 million for the three and six-month periods ended June 30, 2012, respectively, as compared to $4.4 million and $9.2 million for the corresponding periods of the prior year.

As a result of the above analysis, income from operations increased 16.4% to $12.6 million for the three-month period ended June 30, 2012, as compared to $10.8 million for the corresponding period of the prior year. Income from operations increased 22% to $44.4 million for the six month period ended June 30, 2012, as compared to $36.4 million for the corresponding period of the prior year. Operating margins were 8.7% and 14.3% of net sales for the three and six month periods ended June 30, 2011, respectively, as compared to 9.0% and 14.3% for the corresponding periods of the prior year.

Interest expense aggregated $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2012, respectively, as well as for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $16.3 million as of December 31, 2011, as compared to $21.4 million as of December 31, 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency losses aggregated $0.9 million and $1.2 million for the three and six-month periods ended June 30, 2012, respectively, as compared to $0.6 million and $0.1 million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35% and 36% for the three and six-month periods ended June 30, 2012, respectively, as compared to 37% and 34% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. The high rate for the three months ended June 30, 2011 is the result of not recording tax benefits to offset operating losses incurred in certain distribution subsidiaries as future profitability cannot be assured. The high rate for the six months ended June 30, 2012 is the result of a tax rate increase enacted by the French Government retroactive to 2011. The impact of such rate increase for the year ended December 31, 2011, was recorded during the fourth quarter of 2011. The tax rate for our French operations increased from 34.4% to 36.1%. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$7,481	$6,428	$27,735	$23,768

Less: Net income attributable to the noncontrolling interest	1,473	1,435	6,230	6,016

Net income attributable to Inter Parfums, Inc.	$6,008	$4,993	$21,505	$17,752

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.20	$0.16	$0.70	$0.58
Diluted	$0.20	$0.16	$0.70	$0.58

Weighted average number of shares outstanding:
Basic	30,563	30,506	30,557	30,490
Diluted	30,688	30,695	30,687	30,664

Net income increased 16% to $7.5 million for the three months ended June 30, 2012, as compared to $6.4 million for the corresponding period of the prior year. Net income increased 17% to $27.7 million for the six-months ended June 30, 2012, as compared to $23.8 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 20% and 22% of net income for the three and six month periods ended June 30, 2012, respectively, as compared to 22% and 25% for both corresponding periods of the prior year. The decline is primarily the effect of increased profits from our 100% owned U.S. operating segment.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income attributable to Inter Parfums, Inc. increased 20% to $6.0 million for the three months ended June 30, 2012, as compared to $5.0 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased 21% to $21.5 million for the six months ended June 30, 2012, as compared to $17.8 million for the corresponding period of the prior year.

Diluted earnings per share were $0.20 and $0.16 for the three months ended June 30, 2012 and 2011, respectively, and diluted earnings per share were $0.70 and $0.58 for the six months ended June 30, 2012 and 2011, respectively. Weighted average shares outstanding aggregated 30.6 million for both the three and six-months ended June 30, 2012, respectively, as compared to 30.5 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.7 million for both the three and six-month periods ended June 30, 2012 as well as for the corresponding periods of the prior year.

Liquidity and Capital Resources

Our financial position remains strong. At June 30, 2012, working capital aggregated $223 million and we had a working capital ratio of 2.7 to 1. Cash and cash equivalents aggregated $23 million.

As previously mentioned, on July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out our license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model for the fragrance and beauty business were discontinued, as we were unable to agree on final terms. As such, on December 31, 2012 Burberry will buy out our license rights for €181 million (approximately $220 million at current exchange rates excluding receivables, inventories and other tangible assets).

With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth will be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio.

Cash provided by (used in) operating activities aggregated $11.3 million and ($22.3) million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, working capital items used $23.4 million in cash from operating activities, as compared to $53.0 million in the 2011 period. The 18% decline in accounts receivable reflects strong collection activity as days’ sales outstanding continues to hover around the 90 day mark. The $15.9 million increase in inventories for the six months ended June 30, 2012, as shown on the statement of cash flows, reflects the inventory build needed to support our sales growth and new licensing activities in both European operations and U.S. operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in investing activities through June 30, 2012 reflects $6.0 million spent for capital items, most of which relates to stands used for the Burberry Beauty line. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for intangible assets aggregated $2.3 million in the first half of 2012 which is primarily the entry fee paid for the Anna Sui license. When acquiring new licenses for brands that have current distribution we may agree to pay an entry fee in connection with securing the license rights.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2012, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2012 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of June 30, 2012, short-term borrowings aggregated $4.4 million. As of June 30, 2012, total long-term debt including current maturities aggregated $1.5 million.

In December 2011, our board of directors authorized the continuation of our cash dividend on an annual basis to $.32 per share for 2012. The next quarterly dividend of $0.08 per share will be paid on October 15, 2012 to shareholders of record on September 28, 2012. The annual cash dividend for 2012 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended June 30, 2012.

INTER PARFUMS, INC. AND SUBSIDIARIES

Contractual Obligations

The following table sets for a schedule of our contractual obligations as of December 31, 2011 over the periods indicated in the table, as well as our total contractual obligations.

($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt (1)	$4,600	$4,600
Capital Lease Obligations
Operating Leases	$22,900	$4,600	$6,600	$5,100	$6,600
Purchase obligations(2)	$1,268,700	$155,800	$343,800	$344,100	$425,000
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,296,200	$165,000	$350,400	$349,200	$431,600

(1)	Includes long-term debt and related interest costs including interest rate swap amounts. Interest due as the result of interest rate swaps is all at a fixed rate and is payable $0.08 million in 2012.

(2)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2011, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At June 30, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $57 million and GB pounds 1.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. The remaining balance owed pursuant to this facility is €1.1 million as of June 30, 2012. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Part II.  Other Information

Items 1. Legal Proceedings, 1a. Risk Factors, 2. Unregistered Sales of Equity Securities and Use of Proceeds, 3. Defaults Upon Senior Securities, 4. Mine Safety Disclosures and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

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

* XBRL (Extensible Business Reporting Language) information is to be furnished under an amendment to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2012.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 31