Form 10-Q/A
period 2012-06-30
INTER PARFUMS INC
filed 2012-09-06
CIK 822663

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No _ _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _ X No _ _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated Filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ _ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 6, 2012, there were 30,567,181 shares of common stock, par value $.001 per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Inter Parfums, Inc. (the “Company”) for the period ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 8, 2012 (the “Original Form 10-Q”), is to (i) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and (ii) correct a rounding error in the table on page 13, note 9, relating to the denominator for diluted earnings per, which did not have any effect on diluted earnings per share.

Other than the corrections to the table on page 13, note 9, discussed above, no other changes have been made to the Original Form 10-Q, and this Amendment No. 1 to the Form 10-Q does not modify or update in any way disclosures made in the Original Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Original Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Notes to Consolidated Financial Statements

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

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Inter Parfums, Inc.	$6,008	$4,993	$21,505	$17,752
Effect of dilutive securities of
consolidated subsidiary	—	(5)	—	(59)
Numerator for diluted
earnings per share	$6,008	$4,988	$21,505	$17,693
Denominator:
Weighted average shares	30,563	30,506	30,557	30,490
Effect of dilutive securities:
Stock options and warrants	125	189	130	174
Denominator for diluted
earnings per share	30,688	30,695	30,687	30,664

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.20	$0.16	$0.70	$0.58
Diluted	0.20	0.16	0.70	0.58

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.23 million shares of common stock for both the three and six month periods ended June 30, 2012, and 0.1 million shares of common stock for both the three and six month periods ended June 30, 2011.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of September 2012.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer