Form 10-Q
period 2012-09-30
INTER PARFUMS INC
filed 2012-11-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York     10176

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

At November 5, 2012, there were 30,584,751 shares of common stock, par value $.001 per share, outstanding

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$25,851	$35,856
Accounts receivable, net	167,207	175,223
Inventories	161,058	164,077
Receivables, other	1,726	3,258
Other current assets	6,376	4,258
Income tax receivable	677	1,404
Deferred tax assets	9,641	7,270

Total current assets	372,536	391,346

Equipment and leasehold improvements, net	15,911	14,525

Goodwill	2,761	2,763

Trademarks, licenses and other intangible assets, net	103,162	105,750

Other assets	2,176	1,650

Total assets	$496,546	$516,034
LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$1,385	$11,826
Current portion of long-term debt	—	4,480
Accounts payable, trade	69,644	112,726
Accrued expenses	49,860	52,042
Income taxes payable	8,670	2,099
Dividends payable	2,446	2,443

Total current liabilities	132,005	185,616

Deferred tax liability	5,605	6,068

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,576,426 and 30,541,506 shares at September 30, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	52,408	50,883
Retained earnings	252,471	228,164
Accumulated other comprehensive income	7,854	7,747
Treasury stock, at cost, 10,009,492 common shares at September 30, 2012 and December 31, 2011	(34,151)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	278,613	252,674
Noncontrolling interest	80,323	71,676
Total equity	358,936	324,350
Total liabilities and equity	$496,546	$516,034

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$166,264	$171,706	$477,187	$426,132

Cost of sales	65,146	64,323	181,535	158,173

Gross margin	101,118	107,383	295,652	267,959

Selling, general and administrative expenses	79,039	85,838	229,190	210,026

Income from operations	22,079	21,545	66,462	57,933

Other expenses (income):
Interest expense	391	687	1,195	1,517
(Gain) loss on foreign currency	1,405	(1,239)	2,584	(1,091)
Interest income	(52)	(241)	(887)	(947)

	1,744	(793)	2,892	(521)

Income before income taxes	20,335	22,338	63,570	58,454

Income taxes	7,158	9,054	22,658	21,402

Net income	13,177	13,284	40,912	37,052

Less: Net income attributable to the noncontrolling interest	3,159	2,851	9,389	8,867

Net income attributable to Inter Parfums, Inc.	$10,018	$10,433	$31,523	$28,185

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.33	$0.34	$1.03	$0.92
Diluted	$0.33	$0.34	$1.03	$0.92

Weighted average number of shares outstanding:
Basic	30,570	30,539	30,561	30,506
Diluted	30,717	30,698	30,697	30,676

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income (loss):

Net income	$13,177	$13,284	$40,912	$37,052

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(91)	(87)	(45)	15

Translation adjustments, net of tax	8,279	(19,036)	152	2,346

Comprehensive income (loss)	21,365	(5,839)	41,019	39,413

Comprehensive income attributable to the noncontrolling interests:

Net income	3,159	2,851	9,389	8,867

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(26)	(19)	(10)	3

Translation adjustments, net of tax	2,142	(4,755)	10	373

Comprehensive income (loss) attributable to the noncontrolling interests	5,275	(1,923)	9,389	9,243

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$16,090	$(3,916)	$31,630	$30,170

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Inter Parfums, Inc. shareholders
				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling
	stock	Capital	earnings	income	Stock	interest	Total
Balance – January 1, 2011	$30	$48,887	$205,453	$14,757	$(34,151)	$64,970	$299,946
Comprehensive income:
Net income	—	—	28,185	—	—	8,867	37,052
Foreign currency translation adjustment	—	—	—	1,973	—	373	2,346
Net derivative instrument gain, net of tax	—	—	—	12	—	3	15
Shares issued upon exercise of stock options	1	957	—	—	—	—	958
Purchase of subsidiary shares from noncontrolling interests	—	(417)	—	—	—	(333)	(750)
Sale of subsidiary shares to noncontrolling interests	—	611	—	—	—	2,233	2,844
Dividends	—	—	(7,324)	—	—	(3,149)	(10,473)
Stock compensation	—	528	136	—	—	48	712
Balance – September 30, 2011	$31	$50,566	$226,450	$16,742	$(34,151)	$73,012	$332,650

Balance – January 1, 2012	$31	$50,883	$228,164	$7,747	$(34,151)	$71,676	$324,350
Comprehensive income:
Net income	—	—	31,523	—	—	9,389	40,912
Foreign currency translation adjustment	—	—	—	142	—	10	152
Net derivative instrument loss, net of tax	—	—	—	(35)	—	(10)	(45)
Shares issued upon exercise of stock options	—	416	—	—	—	—	416
Sale of subsidiary shares to noncontrolling interests	—	737	—	—	—	2,547	3,284
Dividends	—	—	(7,336)	—	—	(3,333)	(10,669)
Stock compensation	—	372	120	—	—	44	536
Balance – September 30, 2012	$31	$52,408	$252,471	$7,854	$(34,151)	$80,323	$358,936

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$40,912	$37,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,408	9,624
Provision for doubtful accounts	8	1,332
Noncash stock compensation	627	806
Deferred tax (benefit)	(2,798)	(713)
Change in fair value of derivatives	(68)	(230)
Changes in:
Accounts receivable	7,819	(73,248)
Inventories	2,904	(73,966)
Other assets	(1,161)	4,787
Accounts payable and accrued expenses	(44,347)	50,111
Income taxes payable, net	7,136	(4,629)

Net cash provided by (used in) operating activities	22,440	(49,074)

Cash flows from investing activities:
Purchases of short-term investments	—	(10,961)
Proceeds from sale of short-term investments	—	55,880
Purchases of equipment and leasehold improvements	(7,633)	(7,578)
Payment for intangible assets acquired	(2,690)	(3,498)

Net cash provided by (used in) investing activities	(10,323)	33,843

Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks, net	(10,328)	15,686
Repayment of long-term debt	(4,364)	(8,846)
Proceeds from exercise of options	416	958
Proceeds from sale of stock of subsidiary	3,284	2,844
Payment for noncontrolling interests acquired	—	(750)
Dividends paid	(7,336)	(6,861)
Dividends paid to noncontrolling interest	(3,333)	(3,149)

Net cash used in financing activities	(21,661)	(118)

Effect of exchange rate changes on cash	(461)	986

Net decrease in cash and cash equivalents	(10,005)	(14,363)

Cash and cash equivalents - beginning of period	35,856	37,548

Cash and cash equivalents - end of period	$25,851	$23,185

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,315	$1,686
Income taxes	12,136	23,795

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012 the Company and Burberry entered into a transition agreement in order to facilitate a smooth transition. The transition agreement provides for an extension of certain license rights and obligations for an additional three months period ending on March 31, 2013. The Company will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement also provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

The transition agreement confirms that the exit payment of €181 million (approximately $230 million at current exchange rates excluding receivables, inventories and other tangible assets), will be made by December 31, 2012, subject to the Company’s continued compliance with the provisions of the existing license agreement. Accounts receivables will be collected in the ordinary course of business and it is anticipated that inventories at March 31, 2013 will be less than €15 million in the aggregate. Burberry has agreed to purchase, at cost, all Burberry Beauty finished goods subject to a €3 million maximum, and all Burberry fragrance and Burberry Beauty raw materials and components subject to a €5 million maximum. The Company will have until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry and no loss is anticipated in connection with the sell-off of inventories.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2012, intangible assets are expected to include approximately €4 million, net of deferred taxes, which are to be written off against the gain on sale of assets. In addition, Burberry has agreed to buy all tangible assets related to the license at 50% of book value and the expected loss on the sale of tangible assets of approximately €3 million together with approximately €2 million of other negotiated settlements between the Company and Burberry will also be written off against the gain on sale of assets.

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2012	December 31, 2011

Raw materials and component parts	$52,066	$64,411
Finished goods	108,992	99,666

	$161,058	$164,077

5.	Fair Value Measurement:

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

(In thousands)		Fair Value Measurements at September 30, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$654	$—	$654	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$3,532	$—	$3,532	$—
Interest rate swaps	69	—	69	—

	$3,601	$—	$3,601	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. The Company had no cash flow hedges during the three and nine month periods ended September 30, 2011 and 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Interest rate swaps	Interest expense	$68	$230
Foreign exchange contracts	Gain (loss) on foreign currency	$(590)	$(181)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended September 30, 2012	Three months ended September 30, 2011

Interest rate swaps	Interest expense	$12	$37
Foreign exchange contracts	Gain (loss) on foreign currency	$(733)	$(138)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability at December 31, 2011 which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of September 30, 2012 resulted in an asset and is included in other current assets and at December 31, 2011 such valuation resulted in a liability and is included in accrued expenses on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At September 30, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $67 million and GB pounds 7.1 million which all have maturities of less than one year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at September 30, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,261	$—	$—	$2,261

Goodwill	$2,761	$—	$—	$2,761

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,263	$—	$—	$2,263

Goodwill	$2,763	$—	$—	$2,763

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

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2012 and 2011 aggregated $0.52 million and $0.05 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	456,923	$4.40
Nonvested options granted	4,500	$4.99
Nonvested options vested or forfeited	(141,593)	$3.92
Nonvested options – end of period	319,830	$4.62

Share-based payment expense decreased income before income taxes by $0.20 million and $0.63 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $0.27 million and $0.81 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.11 million and $0.35 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $0.14 million and $0.45 million for the corresponding periods of the prior year. The following table summarizes stock option information as of September 30, 2012:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2012	823,275	$13.20
Options granted	4,500	17.07
Options cancelled	(9,730)	15.37
Options exercised	(34,920)	11.91

Outstanding at September 30, 2012	783,125	$13.25

Options exercisable	463,295	$12.18
Options available for future grants	717,025

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2012, the weighted average remaining contractual life of options outstanding is 2.39 years (1.32 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $4.0 million and $2.8 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.1 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was $0.61 million. Options under Interparfums SA plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2012 and September 30, 2011 were as follows:

(In thousands)	September 30, 2012	September 30, 2011

Cash proceeds from stock options exercised	$416	$1,184
Tax benefits	55	—
Intrinsic value of stock options exercised	154	708

No tax benefit was realized or recognized from stock options exercised in 2011 as valuation reserves were allocated to those potential benefits.

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2012 and 2011 were $4.99 and $5.27 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2012 and 2011 are set forth in the following table:

	September 30, 2012	September 30, 2011

Weighted average expected stock-price volatility	40%	38%
Weighted average expected option life	4.5 years	4.5 years
Weighted average risk-free interest rate	.84%	2.0%
Weighted average dividend yield	1.7%	1.7%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Inter Parfums, Inc.	$10,018	$10,433	$31,523	$28,185
Effect of dilutive securities of consolidated subsidiary	(31)	(22)	(31)	(81)
Numerator for diluted earnings per share	$9,987	$10,411	$31,492	$28,104
Denominator:
Weighted average shares	30,570	30,539	30,561	30,506
Effect of dilutive securities:
Stock options and warrants	147	159	136	170
Denominator for diluted earnings per share	30,717	30,698	30,697	30,676

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.33	$0.34	$1.03	$0.92
Diluted	0.33	0.34	1.03	0.92

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.23 million shares of common stock for both the three and nine month periods ended September 30, 2012, and 0.1 million shares of common stock for both the three and nine month periods ended September 30, 2011.

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income attributable to Inter Parfums, Inc.	$10,018	$10,433	$31,523	$28,185
Increase in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	132	737	194

Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$10,018	$10,565	$32,260	$28,379

11.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales:
United States	$17,817	$16,994	$59,066	$43,326
Europe	148,610	154,712	419,423	382,806
Eliminations of intercompany sales	(163)	—	(1,302)	—

	$166,264	$171,706	$477,187	$426,132

Net income attributable to Inter Parfums, Inc.:
United States	$733	$812	$3,218	$748
Europe	9,278	9,621	28,300	27,437
Eliminations of intercompany profits	7	—	5	—

	$10,018	$10,433	$31,523	$28,185

	September 30,	December 31,
	2012	2011
Total Assets:
United States	$64,958	$59,841
Europe	440,527	465,747
Eliminations of investment in subsidiary	(8,939)	(9,554)

	$496,546	$516,034

12.	Accrued Expenses:

Accrued expenses include approximately $19.7 million and $16.4 million in advertising liabilities as of September 30, 2012 and December 31, 2011, respectively.

13.	Reclassification:

Certain prior year amounts in the accompanying consolidated statements of income have been reclassified to conform to current period presentation. More specifically, $1.2 million and $2.2 million of selling, general and administrative expenses for the three and nine months ended September 30, 2011 have been reclassified to cost of sales.

14.	Subsequent Event:

In October 2012, the Company entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V. to create, produce and distribute perfumes under the Karl Lagerfeld brand, which replaces a previous license that was terminated by mutual consent. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million (approximately $12.5 million). In addition, the Company made an advance royalty payment to the licensor of €9.6 million (approximately $12.5 million). This advance royalty payment is to be credited against future royalty payments as follows: every year in which the royalties due are higher than €0.5 million, the amount of royalties exceeding €0.5 million will be credited up to €0.5 million in each such year.

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 88% and 90% of net sales for the nine months ended September 30, 2012 and 2011, respectively. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

Burberry is our most significant license, as sales of Burberry products represented 45% and 50% of net sales for the nine months ended September 30, 2012 and 2011, respectively. See “Recent Important Events” on page 18 of this Quarterly Report on Form 10-Q for a status on the buyout of the Burberry license. In addition, we own the Lanvin brand name for our class of trade and sales of Lanvin product represented 12% and 13% of net sales for the nine months ended September 30, 2012 and 2011, respectively.

Through our United States operations we market specialty retail and mass market fragrance and fragrance related products, which represented 12% and 10% of net sales for the nine months ended September 30, 2012 and 2011, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Gap, Banana Republic, Anna Sui, Brooks Brothers, bebe, Betsey Johnson, Nine West, Lane Bryant and Jordache brands.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Burberry to Buy Out License on December 31, 2012

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012 the Company and Burberry entered into a transition agreement in order to facilitate a smooth transition. The transition agreement provides for an extension of certain license rights and obligations for an additional three months period ending on March 31, 2013. The Company will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement also provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

The transition agreement confirms that the exit payment of €181 million (approximately $230 million at current exchange rates excluding receivables, inventories and other tangible assets), will be made by December 31, 2012, subject to the Company’s continued compliance with the provisions of the existing license agreement. Accounts receivables will be collected in the ordinary course of business and it is anticipated that inventories at March 31, 2013 will be less than €15 million in the aggregate. Burberry has agreed to purchase, at cost, all Burberry Beauty finished goods subject to a €3 million maximum, and all Burberry fragrance and Burberry Beauty raw materials and components subject to a €5 million maximum. The Company will have until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry and no loss is anticipated in connection with the sell-off of inventories.

At December 31, 2012, intangible assets are expected to include approximately €4 million, net of deferred taxes, which are to be written off against the gain on sale of assets. In addition, Burberry has agreed to buy all tangible assets related to the license at 50% of book value and the expected loss on the sale of tangible assets of approximately €3 million together with approximately €2 million of other negotiated settlements between the Company and Burberry will also be written off against the gain on sale of assets.

Future sales and earnings will be significantly affected as a result of this buy out. However, the Company is confident in its future. Based on current growth rates for all of our brands, the preliminary full-year sales target for 2013 is expected to reach approximately $400 million at current exchange rates excluding any potential contribution from sales of Burberry products during the transition period. With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development, while maintaining an estimated operating margin of more than 10%. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth will be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio.

INTER PARFUMS, INC. AND SUBSIDIARIES

Karl Lagerfeld

In October 2012, the Company entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V. to create, produce and distribute perfumes under the Karl Lagerfeld brand, which replaces a previous license that was terminated by mutual consent. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million (approximately $12.5 million). In addition, the Company made an advance royalty payment to the licensor of €9.6 million (approximately $12.5 million). This advance royalty payment is to be credited against future royalty payments as follows: every year in which the royalties due are higher than €0.5 million, the amount of royalties exceeding €0.5 million will be credited up to €0.5 million in each such year. The launch of a new fragrance under the Karl Lagerfeld brand is scheduled for 2014.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 as Compared to the Three and Nine Months Ended September 30, 2011

Net Sales	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(In millions)

European-based product sales	$148.6	$154.7	(4.0)%	$419.4	$382.8	10.0%
United States-based product sales	17.7	17.0	4.0%	57.8	43.3	33.4%
	$166.3	$171.7	(3.2)%	$477.2	$426.1	12.0%

Net sales for the three months ended September 30, 2012 decreased 3.2% to $166.3 million, as compared to $171.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 2.0% for the period. Net sales for the nine months ended September 30, 2012 increased 12.0% to $477.2 million, as compared to $426.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 16.9% for the period. The strength of the U.S. dollar has had, and is expected to continue to have, a significant effect on reported sales. The average dollar/euro exchange rate for the three and nine months ended September 30, 2012 was 1.25 and 1.28, respectively, as compared to 1.41 for both corresponding periods of the prior year.

European based product sales decreased 4.0% for the three months ended September 30, 2012 and increased 10% for the nine months ended September 30, 2012, respectively, as compared to the corresponding periods of the prior year. The launch of Burberry Body in the third quarter of 2011 made for a very difficult quarterly sales comparison. In local currency, although Burberry brand sales were down 3.2% for the three months ended September 30, 2012 they were up 10.6% for the nine months ended September 30, 2012, respectively, as compared to the corresponding periods of the prior year. Other brands in our portfolio performed extremely well during the period. In local currency, third quarter sales of Lanvin fragrances rose 12% with continuing gains by the Eclat d’Arpège line and the launch of the Jeanne Lanvin Couture line. Montblanc fragrance sales were 67% ahead of last year’s third quarter due in great part to the continued success of the men’s line, Legend. Jimmy Choo fragrances also showed gains, up 44% versus last year’s third quarter based upon the signature scent that launched in 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

For the nine month period ended September 30, 2012, top line growth has been especially strong in North America where sales are running 38% ahead of last year. Growth continued in the Middle East which saw a greater than 30% increase in sales. Russia drove sales in Eastern Europe producing a 32% improvement in this region and Asia and South America achieved sales growth of 16% and 17%, respectively. Despite weaker consumer spending in selected countries in Western Europe, sales through the first nine months of this year were 6% ahead of the same period last year.

Our expectations for the remainder of 2012 for our European based product lines reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any significant contributions in 2012 from our newest brands, Balmain, Karl Lagerfeld and Repetto, where we are just beginning the product development process, we do expect continued strong performances from Lanvin, Jimmy Choo and Montblanc.

With respect to our United States specialty retail and mass-market products, net sales for the three months ended September 30, 2012 increased 4.0% to $17.7 million, as compared to $17.0 million for the corresponding period of the prior year. Net sales for the nine months ended September 30, 2012 increased 33.4% to $57.8 million, as compared to $43.3 million for the corresponding period of the prior year.

The initial launch of our first Nine West fragrance and the commencement of sales pursuant to our Anna Sui license were the primary contributors to 2012 sales growth. In January 2012, Love Fury, a women’s fragrance created for Nine West launched at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally. As this line was met with mixed reviews, we are reevaluating our Nine West sales plans for 2013.

In 2011, we entered into a ten-year exclusive worldwide fragrance license agreement to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections. Sales of Anna Sui products have been strong since the beginning of the year with a high concentration to customers in the Far East. During the three months ended September 30, 2012 we took over all production responsibilities that were formerly being performed for us by the former licensee. While this switchover of production caused some inventory delays, which affected sales during the period, we are currently in stock and have sufficient quantities to meet our customers’ needs.

For the Banana Republic brand, to complement the women’s scent Wildbloom, introduced in 2011, we launched a brand extension Wildbloom Vert, in early 2012 and another men’s fragrance, Wildblue, was introduced in the second quarter of 2012. Building upon the success of the Gap brand’s fragrances, a new fragrance concept was created for Gap in an effort to capture the heritage of the brand. The new scents for men and women, Gap Established 1969, launched in March 2012 at over 650 Gap stores in the U. S. and international distribution is now underway. We also introduced Wishes & Dreams for bebe and Miss Madison for Brooks Brothers during the spring of 2012 and we are in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

INTER PARFUMS, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
Gross margin	September 30,		September 30,
(In millions)	2012	2011	2012	2011

Net sales	$166.3	$171.7	$477.2	$426.1
Cost of sales	65.2	64.3	181.5	158.2

Gross margin	$101.1	$107.4	$295.7	$267.9
Gross margin as a percent of net sales	61%	63%	62%	63%

Gross profit margin was 61% and 62% for the three and nine month periods ended September 30, 2012, respectively, as compared to 63% for both corresponding periods of the prior year.

We carefully watch movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin. The average dollar/euro exchange rate was up approximately 11% and 9% for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods of the prior year. However, sales for the 2012 period continued to include an unusually high level of value sets, which carry a much higher cost of goods than everyday single unit merchandise. In addition, certain slow moving product lines were sold at a discount. These sales mitigated any gains obtained from currency fluctuation.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.3 million and $6.2 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $2.7 million and $5.7 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011

Selling, general and administrative expenses	$79.0	$85.8	$229.2	$210.0
Selling, general and administrative expenses as a percent of net sales	48%	50%	48%	49%

Selling, general and administrative expenses decreased 8% and increased 9% for the three and nine month periods ended September 30, 2012, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 48% of sales for both the three and nine month periods ended September 30, 2012, as compared to 50% and 49% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated $31.2 million and $88.3 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $37.2 million and $78.0 million for the corresponding periods of the prior year. Promotion and advertising represented 18.8% and 18.5% of net sales for the three and nine months ended September 30, 2012, as compared to 21.6% and 18.3% of sales for the corresponding period of the prior year. The global launch of Burberry Body continues to be supported by strong visuals. Although the level of spending is not near what we incurred during the third and fourth quarters of 2011, we significantly increased our overall advertising budget for all brands to maintain the positive sales momentum which we believe will contribute to sustained growth in market share.

Royalty expense included in selling, general and administrative expenses aggregated $14.7 million and $40.7 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $14.3 million and $36.6 million for the corresponding periods of the prior year. As a percentage of sales, royalty expense represented 8.8% and 8.5% of net sales for the three and nine months ended September 30, 2012, as compared to 8.3% and 8.6% of net sales for the corresponding period of the prior year. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $6.5 million and $17.5 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $7.1 million and $16.3 million for the corresponding periods of the prior year.

As a result of the above analysis, income from operations increased 2.5% to $22.1 million for the three month period ended September 30, 2012, as compared to $21.5 million for the corresponding period of the prior year. Income from operations increased 14.7% to $66.5 million for the nine month period ended September 30, 2012, as compared to $57.9 million for the corresponding period of the prior year. Operating margins were 13.3% and 13.9% of net sales for the three and nine month periods ended September 30, 2011, respectively, as compared to 12.6% and 13.6% for the corresponding periods of the prior year.

Interest expense aggregated $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $0.7 million and $1.5 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. Loans payable – banks and long-term debt including current maturities aggregated $16.3 million as of December 31, 2011, as compared to $21.4 million as of December 31, 2010.

Foreign currency losses aggregated $1.4 million and $2.6 million for the three and nine month periods ended September 30, 2012, respectively, as compared to gains of $1.2 million and $1.1 million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments.

Our effective income tax rate was 35% and 36% for the three and nine month periods ended September 30, 2012, respectively, as compared to 41% and 37% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our effective tax rate is expected to be around 35% to 36% reflective of the tax rate increase enacted by the French Government retroactive to 2011. The higher rate during the three and nine months ended September 30, 2011 is primarily the result of an agreement in principle with the French Tax Authority on the consequences of the tax audit, which covered income and non-income tax items. As a result, the Company increased its income tax expense by $1.7 million for the three and nine months ended September 30, 2011 and reduced its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million as of September 30, 2011. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011

Net income		$13,177	$13,284	$40,912	$37,052

Less:	Net income attributable to the noncontrolling interest	3,159	2,851	9,389	8,867

Net income attributable to Inter Parfums, Inc.		$10,018	$10,433	$31,523	$28,185

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic		$0.33	$0.34	$1.03	$0.92
Diluted		$0.33	$0.34	$1.03	$0.92

Weighted average number of shares outstanding:
Basic		30,570	30,539	30,561	30,506
Diluted		30,717	30,698	30,697	30,676

Net income was $13.2 million for the three months ended September 30, 2012, as compared to $13.3 million for the corresponding period of the prior year. Net income increased 10.4% to $40.9 million for the nine months ended September 30, 2012, as compared to $37.1 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 23% of net income for the nine month period ended September 30, 2012, as compared to 24% for the corresponding periods of the prior year. The decline is primarily the effect of increased profits from our 100% owned U.S. operating segment.

Net income attributable to Inter Parfums, Inc. decreased 4% to $10.0 million for the three months ended September 30, 2012, as compared to $10.4 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased 11.8% to $31.5 million for the nine months ended September 30, 2012, as compared to $28.2 million for the corresponding period of the prior year.

Diluted earnings per share were $0.33 and $0.34 for the three months ended September 30, 2012 and 2011, respectively, and diluted earnings per share were $1.03 and $0.92 for the nine months ended September 30, 2012 and 2011, respectively. Weighted average shares outstanding aggregated 30.6 million for both the three and nine months ended September 30, 2012, respectively, as compared to 30.5 million for both corresponding periods of the prior year. On a diluted basis, average shares outstanding were 30.7 million for both the three and nine month periods ended September 30, 2012 as well as for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our financial position remains strong. At September 30, 2012, working capital aggregated $241 million and we had a working capital ratio of 2.8 to 1. Cash and cash equivalents aggregated $26 million and we had no long-term debt.

As previously mentioned, on July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012 the Company and Burberry entered into a transition agreement in order to facilitate a smooth transition. The transition agreement provides for an extension of certain license rights and obligations for an additional three months period ending on March 31, 2013. The Company will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement also provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

The transition agreement confirms that the exit payment of €181 million (approximately $230 million at current exchange rates excluding receivables, inventories and other tangible assets), will be made by December 31, 2012, subject to the Company’s continued compliance with the provisions of the existing license agreement. Accounts receivables will be collected in the ordinary course of business and it is anticipated that inventories at March 31, 2013 will be less than €15 million in the aggregate. Burberry has agreed to purchase, at cost, all Burberry Beauty finished goods subject to a €3 million maximum, and all Burberry fragrance and Burberry Beauty raw materials and components subject to a €5 million maximum. The Company will have until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry and no loss is anticipated in connection with the sell-off of inventories.

At December 31, 2012, intangible assets are expected to include approximately €4 million, net of deferred taxes, which are to be written off against the gain on sale of assets. In addition, Burberry has agreed to buy all tangible assets related to the license at 50% of book value and the expected loss on the sale of tangible assets of approximately €3 million together with approximately €2 million of other negotiated settlements between the Company and Burberry will also be written off against the gain on sale of assets.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash provided by (used in) operating activities aggregated $22.4 million and ($49.1) million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, working capital items used $27.6 million in cash from operating activities, as compared to $96.9 million in the 2011 period. The largest use of funds during the 2012 period was for payments made to our vendors for 2011 inventory purchases. The decline in accounts receivable reflects strong collection activity as days’ sales outstanding continues to hover around the 90 day mark. The small decline in inventories for the nine months ended September 30, 2012, as shown on the statement of cash flows, reflects the inventory levels needed to support our sales growth and new licensing activities in both European operations and U.S. operations.

Cash flows used in investing activities through September 30, 2012 reflects $7.6 million spent for capital items, most of which relates to display counters used for the Burberry Beauty line. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for intangible assets aggregated $2.7 million in the nine months of 2012 which is primarily the entry fee paid for the Anna Sui license. When acquiring new licenses for brands that have current distribution we may agree to pay an entry fee in connection with securing the license rights.

In October 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V. to create, produce and distribute perfumes under the Karl Lagerfeld brand. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million (approximately $12.5 million). In addition, the Company made an advance royalty payment to the licensor of €9.6 million (approximately $12.5 million). This advance royalty payment is to be credited against future royalty payments as follows: every year in which the royalties due are higher than €0.5 million, the amount of royalties exceeding €0.5 million will be credited up to €0.5 million in each such year.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2012, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2012 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of September 30, 2012, short-term borrowings aggregated $1.4 million and we had no long-term debt.

In December 2011, our board of directors authorized the continuation of our cash dividend on an annual basis to $0.32 per share for 2012. The next quarterly dividend of $0.08 per share will be paid on January 15, 2013 to shareholders of record on December 31, 2012. The annual cash dividend for 2012 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

INTER PARFUMS, INC. AND SUBSIDIARIES

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine month period ended September 30, 2012.

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

At September 30, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $67 million and GB pounds 7.1 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. As of September 30, 2012 this loan had been paid in full. The derivative instrument had been recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	33

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	34

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	35

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	36

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2012.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 32