Form 10-K
period 2012-12-31
INTER PARFUMS INC
filed 2013-03-12
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012 or

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $282,376,019 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 8, 2013: 30,574,181.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: continuation and renewal of existing license agreements; continuation and renewal of existing specialty retail agreements as well as sales and marketing efforts of specialty market retailers, such as The Gap, Inc.; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance and fragrance related products due to reduced consumer confidence as the result of a prolonged economic downturn or recession in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; protection of our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; dependence upon third party manufacturers and distributors; dependence upon our management; competition; risks related to our foreign operations currency fluctuation and international tariff and trade barriers; governmental regulation; seasonal variability of our business; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of other parties; and possible liability for improper comparative advertising or “Trade Dress”.

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

iii

REGULATION G

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” prescribes the conditions for use of non-GAAP financial information in public disclosures. The Company believes that our presentation of the non-GAAP financial information included on pages 35, 38, 48, 50 and 55 of this Form 10-K is important supplemental measures of operating performance to investors.

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

We maintain our internet website at www.interparfumsinc.com which is linked to the Securities and Exchange Commission Edgar database. You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute prestige fragrance products primarily under license agreements with brand owners, and prestige product sales through our European operations represented approximately 87% of net sales for 2012. We have built a portfolio of prestige brands, which include Burberry, Lanvin, Montblanc, Jimmy Choo, Van Cleef & Arpels, Boucheron, S.T. Dupont, Paul Smith, Balmain, Repetto and Karl Lagerfeld, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, as sales of Burberry products represented 46%, 50% and 53% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. As discussed below, Burberry exercised its option to buy-out the license rights effective December 31, 2012. In addition, we entered into a transition agreement that provides for an extension of certain license rights and obligations for an additional three month period ending on March 31, 2013. In addition, we own the Lanvin brand name for our class of trade, and sales of Lanvin product represented 12%, 13% and 15% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

United States Operations

Prestige brand and specialty retail fragrance and fragrance related products are marketed through our United States operations and represented 13% of sales for the year ended December 31, 2012. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Anna Sui, Alfred Dunhill, Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West and Lane Bryant. As discussed below, we have entered into a 10-year exclusive worldwide fragrance license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited brand, which commences on April 3, 2013.

Recent Developments

Burberry

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy-out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012, we entered into a transition agreement that provides for certain license rights and obligations through March 31, 2013. We will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

The exit payment of €181 million (approximately $239 million at the December 31, 2012 exchange rate) was made by Burberry to us on December 21, 2012. We have determined that the buy-out of the license was consummated as of December 31, 2012, and therefore the effect of the transaction has been reflected in the consolidated financial statements as of December 31, 2012. On an after tax basis and after allocation to the noncontrolling interests, the gain on termination of license attributable to Inter Parfums, Inc. common shareholders’ aggregated $93.0 million.

Karl Lagerfeld

In October 2012, we entered into a 20-year worldwide license agreement to create, produce and distribute perfumes under the Karl Lagerfeld brand. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In connection with our entry into this license, Interparfums SA has paid a license entry fee to the licensor of €9.6 million (approximately $12.5 million). In addition, Interparfums SA has made an advance royalty payment to the licensor of €9.6 million (approximately $12.5 million). Our first Karl Lagerfeld fragrance launch is planned for 2014.

Alfred Dunhill Limited

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited (“Dunhill”) brand. Our rights under the agreement will commence on April 3, 2013 when we will take over production and distribution of the existing Dunhill fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company agreed to pay an upfront entry fee of $0.9 million for this license which will be paid before the commencement date.

Inter Parfums USA, LLC will take over production and distribution of the existing Alfred Dunhill fragrance collections. Sales of current fragrances are planned for Spring 2013 and a new men’s scent is contemplated for 2014.

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

We have built a portfolio of licensed prestige brands, which include Burberry, Montblanc, Jimmy Choo, Van Cleef & Arpels, Boucheron, S.T. Dupont, Paul Smith, Balmain, Repetto, Alfred Dunhill, Anna Sui and Karl Lagerfeld. In addition, we are the owner of the Lanvin and Nickel brand names and trademarks for our class of trade. Our exclusive world-wide licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Burberry	December 31, 2012
Jimmy Choo	December 31, 2021
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met
Montblanc	December 31, 2020
Paul Smith	December 31, 2017
S.T. Dupont	December 31, 2016
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Balmain	December 31, 2023
Repetto	December 31, 2024
Alfred Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met

Anna Sui	December 31, 2021, plus two five-year optional terms if certain conditions are met
Karl Lagerfeld	October 31, 2032

In connection with the acquisition of the Lanvin brand names and trademarks, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $90 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Prestige Fragrances

BURBERRY— Burberry has been our leading prestige fragrance brand and we have operated under an exclusive worldwide license with Burberry Group that was originally entered into in 1993 and replaced by a new agreement in 2004, which was bought out by Burberry in December 2012.

We have had significant success in introducing new fragrance families under the Burberry brand name. Lines currently in distribution include: Burberry (1995), Burberry Week End (1997), Burberry Touch (2000), Burberry Brit (2003/2004), Burberry London (2006), Burberry The Beat (2008), a make-up line, Burberry Beauty (2010), and Burberry Body (2011). With sales for the first time surpassing the $300 million milestone in 2011 fueled by the highly successful launch of the Burberry Body line. Sales in 2012 of Burberry products were down 2% in 2012 as growth by the brand's historic lines and the continuing success of the Burberry Body line were offset by lower sales from the Burberry Sport line.

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy-out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012 we entered into a transition agreement that provides for certain license rights and obligations through March 31, 2013. We will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

We have determined that the transaction was substantially completed as of December 31, 2012, as the transition agreement was signed in the fourth quarter of 2012, the exit payment of €181 million (approximately $239 million) was received on December 21, 2012, and the 2013 relationship, per the terms of the transition agreement, as indicated above, is significantly different from the original license agreement. Accordingly, the gain was recognized as of December 31, 2012.

LANVIN— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 that we had previously licensed in June 2004. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

With sales in 2012 of $77.6 million, Lanvin fragrances occupy an important position in the selective distribution market in France, Europe and Asia. Current lines in distribution include: Arpège (1927), Lanvin L’Homme (1997), Eclat d’Arpège (2002), Rumeur 2 Rose (2007), Jeanne Lanvin (2008), Marry Me! (2010) and Jeanne Lanvin Couture (2012). During 2012, Lanvin fragrances grew slightly in local currency which was driven by continuing gains from the Eclat d’Arpège line and the launch of the Jeanne Lanvin Couture line. The newest Lanvin line, Me, was designed by Alber Elbaz, and a second quarter 2013 launch date has been set.

Montblanc— In January 2010 we entered into an exclusive, worldwide license agreement commencing on July 1, 2010, for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand.

Montblanc has achieved a world-renowned position in the luxury segment and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women's jewelry, active presence in more than 70 countries, network of more than 350 boutiques worldwide and high standards of product design and quality, Montblanc offers our company growth potential for development in fragrances and ancillary products.

In July 2010, we commenced distribution of Montblanc’s legacy fragrances, which include: Présence (2001), Présence D’une Femme (2002), Individuel (2004), Femme Individuelle (2004), Starwalker (2005), Femme de Montblanc (2006) and Homme Exceptionnel (2006). In 2011, we launched a new Montblanc fragrance, Legend, which has become our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and we have a second women’s fragrance under development for a 2014 debut. Montblanc product sales increased 40% in 2012 to $59.3 million, as compared to $42.5 million in 2011.

Jimmy Choo— In October 2009, we entered into an exclusive, worldwide license agreement that commenced on January 1, 2010 for the creation, development and distribution of fragrances under the Jimmy Choo brand.

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

In January 2011, our first fragrance under the Jimmy Choo brand was initially launched in select distribution in the United Kingdom and the United States, and this signature scent rolled out globally in Spring 2011. Throughout 2011, Jimmy Choo product sales exceeded our expectations and sales topped $40 million in that year. Sales growth continued, reaching $51.5 million in 2012. Our second Jimmy Choo line, Flash, was launched in February 2013.

VAN CLEEF & ARPELS— In September 2006, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Van Cleef & Arpels brand and related trademarks.

Van Cleef & Arpels fragrances in current distribution include: First (1976), Van Cleef pour Homme (1978), Tsar (1989), Van Cleef (1994), First 1er Bouquet (2008), Féerie (2008), Collection Extraordinaire (2009), Oriens (2010), Midnight in Paris (2010).

For the past two years we have been fine tuning the product range and repositioning our Van Cleef & Arpels fragrances in the exclusive high-end segment. With two new product launches in 2010 and no new launches in 2011 or 2012, we saw sales decline of approximately 19% and 17% in 2012 and 2011, respectively. We hope to reverse that trend with a new line for Van Cleef & Arpels, which is scheduled for launch in the second quarter of 2013.

Boucheron— In December 2010, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrance and related bath and body products under the Boucheron brand.

Boucheron is the French jeweler "par excellence". Founded by Frederic Boucheron in 1858, the House has produced some of the world’s most beautiful and precious creations. Today Boucheron creates jewelry and timepieces and, under license from global brand leaders, fragrances and sunglasses. Currently Boucheron operates through over 40 boutiques worldwide as well as an e-commerce site.

The transfer of existing inventory from the former licensee was completed early in 2011, and we then commenced distribution of Boucheron’s legacy fragrances. Our first new fragrance under the Boucheron brand, Jaïpur Bracelet, debuted in 2012, and we were pleased with its results. Our second line, Boucheron Place Vendôme, has a beautiful glasswork bottle with a cabochon, the emblematic stone of House Boucheron. Its release is scheduled for Fall 2013.

PAUL SMITH—- We signed an exclusive license agreement with Paul Smith in December 1998 for the creation, development and worldwide distribution of Paul Smith perfumes and cosmetics. In July 2008, we extended this license for an additional seven years through December 31, 2017.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith (2000), Paul Smith Extrême (2002), Paul Smith Rose (2007), Paul Smith Man 2 (2010) and Optimistic (2011). A new men’s and women’s line is scheduled for a Spring 2013 debut.

S.T. DUPONT— In June 1997, we signed an exclusive license agreement with S.T. Dupont for the creation, manufacture and worldwide distribution of S.T. Dupont perfumes. In 2011, the agreement was renewed and now runs through December 31, 2016. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods.

S.T. Dupont fragrances include: S.T. Dupont (1998), S.T. Dupont Essence Pure (2002), S.T. Dupont Noir (2006), S.T. Dupont Blanc (2007), S.T. Dupont Passenger (2008), S.T. Dupont Intense (2009), S.T. Dupont Passenger Cruise (2011), and 58 avenue Montaigne (2012). Our preliminary plans call for a new men’s and women’s line for 2014.

BALMAIN— In July 2011, we entered into a 12-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances for men and women.

The Balmain couture house was founded in 1945 by Pierre Balmain. In recent years, Balmain has undergone a significant transformation. With the redefinition of its image in ready-to-wear, the brand has become a reference for style, while retaining its distinctive design codes from the haute couture universe. In doing so, the brand has become a major trendsetter. Our first new Balmain women’s fragrance is scheduled to make its debut in 2014.

Repetto— In December 2011, we entered into a 13-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Repetto brand. Our rights under the agreement commenced on January 1, 2012.

Created in 1947 by Rose Repetto at the request of her son, dancer and choreographer Roland Petit, Repetto is today a legendary name in the world of dance. For a number of years it has developed timeless and must-have collections with a fully modernized signature style ranging from dance shoes, ballet slippers, flat shoes, and sandals to more recently handbags and high-end accessories.

With an ambitious plan of international expansion focusing mainly on Europe, the brand is now branching out into Asia, notably South Korea and Japan where its mix of cross-generational appeal and French chic has met with unprecedented enthusiasm. We expect our first fragrance line to be launched in 2013.

ANNA SUI—In June 2011, we entered into a 10-year exclusive worldwide fragrance license agreement to produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

We are working in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is especially strong in Asia.

We have high expectations for growing the Anna Sui fragrance franchise by developing new products and expanding the brand’s fragrance presence in North America, Europe and the Middle East. Sales of Anna Sui products were strong during 2012 reaching approximately $20.0 million with a high concentration to customers in the Far East.

ALFRED DUNHILL—In December 2012 we entered into a 10-year exclusive worldwide fragrance license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill brand, which commences on April 3, 2013.

The house of Alfred Dunhill was established in 1893 and since that time has been dedicated to providing high quality men’s luxury products, with core collections offered in menswear, leather goods and accessories. The brand has global reach through a premium mix of self-managed retail outlets, high-level department stores and specialty retailers. Known for its commitment to elegance and innovation and being a leader of British men’s style, the brand continues to blend innovation and creativity with traditional craftsmanship.

Inter Parfums USA, LLC will take over production and distribution of the existing Alfred Dunhill fragrance collections. Sales of current fragrances are planned for Spring 2013 and a new men’s scent is contemplated for 2014. We plan to support the new men’s scent planned for a 2014 launch by a distribution strategy that recognizes and utilizes Alfred Dunhill’s luxury positioning, along with brand appropriate marketing materials and a media campaign.

Karl Lagerfeld— In October 2012 we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute perfumes under the Karl Lagerfeld brand. The launch of a new fragrance line by Interparfums SA is scheduled for 2014.

Under the creative direction of Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul.

Prestige Skin Care & Cosmetics

BURBERRY— In July 2010, Burberry Beauty, the nearly 100 SKU color cosmetic collection, began its rollout to approximately 30 major retail locations globally, including Harrods in London and five Nordstrom locations in the U.S., Holt Renfrew in Canada, Galeries Lafayette in France and Lane Crawford in Hong Kong. The launch of this cosmetics line required a significant investment in its first year to develop the product, build cosmetic counters, hire and train personnel. We rolled out additional products throughout 2011 and distribution was expanded by approximately sixty additional retail outlets for a current total of approximately ninety.

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

Our current focus is on skin care products and we have launched several new skin care categories under the brand name. In addition, we intend to continue to develop new and innovative skincare products under the Nickel brand, and we expect Nickel brand sales to remain steady over the next few years as the result of new product initiatives. However, we have determined that we may be inclined to sell the Nickel business within the next few years and therefore, we engaged a third party valuation specialist to advise us and assist in a potential transaction.

Specialty Retail Products

Specialty retail products have become an important part of our overall business, and our United States operations is continuing to expand the global distribution of the specialty retail brands with which we have partnered. In addition, we have been approached by other specialty retailers to determine if there is interest in establishing a relationship whereby we would design, produce and manufacture fragrance and fragrance related products similar to our existing relationships. However, we cannot assure you that we will be able to enter into any similar future arrangements, or if we do, that any such arrangement would be on terms favorable to us or would be successful.

In connection with our specialty retail and designer agreements in our United States operations, we design, produce and manufacture fragrance and fragrance related products for brand name specialty retailers, primarily for sale in their retail stores. This specialty retail business began in 2005 with the signing of an exclusive agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada. We have expanded this business through the years and currently have agreements in place with Brooks Brothers, bebe Stores, Nine West, Betsey Johnson and Lane Bryant. Our exclusive agreements for specialty retail brands and their expiration dates are as follows:

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

In addition, our agreements for the Gap, Banana Republic, Brooks Brothers, bebe, Nine West and Betsey Johnson brands include a license component for worldwide sales to select third party retailers and distributors, in return for royalty payments and certain advertising expenditures as are customary in our industry.

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

In 2008 we expanded our relationship with Gap Inc. to include a licensing agreement for international distribution of personal care products created for the Gap and Banana Republic brands. We entered into this license agreement to capitalize on cross-border brand awareness of Gap’s iconic American style and Banana Republic’s affordable luxury, which we have interpreted into a brand-specific assortment of fragrance and fragrance related products. In addition, our long-established relationships with distributors in over 100 countries, and our current infrastructure enabled us to rollout Gap and Banana Republic products to select department stores, perfumeries, travel retailers, military bases and other appropriate retail outlets around the world.

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

Gap scents in current distribution include: Close (2009), Stay (2010), Core (2010), Deep (2011) and Near (2011). Building upon the success of the Gap brand’s fragrances, for 2012, we launched a new fragrance concept for Gap in an effort to capture the heritage of the brand. Gap Established 1969, launched in March 2012 at over 650 Gap stores in the U. S. International distribution commenced in June 2012. Several new offerings are planned for 2013.

Banana Republic products currently available include: Classic (1995), W (1995), Alabaster (2006), Jade (2006), Rosewood (2006), Slate (2006), Black Walnut (2006), Cordovan (2007), Malachite (2007), Republic of Women (2009), Republic of Men (2009) and Wildbloom (2011). To complement the women’s scent Wildbloom, introduced in 2011, we launched a brand extension, Wildbloom Vert, in early 2012 followed later in the year with Wildblue.

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

Our bebe signature fragrance was unveiled at more than 200 bebe stores in the U.S. in August 2009, which was followed by worldwide distribution shortly thereafter. Scents currently available for domestic and international markets include: bebe (2009), bebe Sheer (2010) and bebe gold (2011). In 2012, we introduced a new bebe scent, Wishes & Dreams and two other scents, bebe desire and bebe Nouveau are planned for 2013.

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

Under the agreement, the initial Nine West signature fragrance was to be marketed and sold globally in better department stores, specialty retailers and Nine West retail stores. Nine West is a subsidiary of Jones Apparel Group, Inc., and a leading designer, marketer and wholesaler of branded apparel, footwear and accessories.

In January 2012, Love Fury, a women’s fragrance created for Nine West launched at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally. As this line was met with mixed reviews, we are reevaluating our Nine West sales plans for 2013.

Betsey Johnson

In July 2010, we entered into an exclusive worldwide agreement for the Betsey Johnson brand, under which we design, manufacture and sell fragrance, color cosmetics as well as other personal care products across a broad retail spectrum. The agreement includes a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores as well as other retail outlets worldwide.

New York designer Betsey Johnson joined forces with Chantal Bacon in 1978 and started the Betsey Johnson label. Beginning in 2004, the Betsey Johnson label expanded as a lifestyle brand with the introduction of intimates, handbags and leather goods, footwear, watches, jewelry, eyewear, swimwear, legwear and outerwear. We believe Betsey Johnson fashion is forever feminine, sometimes whimsical but always recognizable. We envision building an upscale fragrance and beauty enterprise around the qualities that have defined and redefined the Betsey Johnson label for over 30 years.

Our first product launch under the Betsey Johnson brand occurred in 2010 with a new take on the designer’s vintage fragrance. In 2011, we launched of our first new Betsey Johnson scent, Too Too, with initial distribution in select department stores as well as Sephora stores in the U.S. In 2012, we added Too Too Pretty to the Betsy Johnson lineup.

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

Brooks Brothers product lines currently available include: Brooks Brothers New York (2008), Black Fleece (2009), Brooks Brothers Madison (2010), and a trio of scents Black Fleece Red, White, & Blue (2010). In 2012, we introduced a new Brooks Brothers fragrance, Miss Madison by Brooks Brothers.

Lane Bryant

In March 2011, we entered into an exclusive agreement with a unit of Charming Shoppes, Inc. for its flagship brand, Lane Bryant. Under the agreement, Inter Parfums designs and manufactures personal care products for the Lane Bryant brand to be sold in Lane Bryant stores. Lane Bryant is responsible for marketing, promoting and selling these products.

In Spring 2011, we commenced shipments of a line of performance-based bath, body and specialty products, to be sold under Lane Bryant’s Cacique® brand. This line was not successful and has since been discontinued. In 2012, we created a signature scent for Lane Bryant stores which is currently being sold chain-wide.

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands are expected to contribute significantly to our growth. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose Inter Parfums as a partner because our company’s size enables us to work more closely with them in the product development process as well as our successful track record.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. In addition, in December 2012, we received the Burberry exit payment of €181 million (approximately $239 million), which we believe should assist us in acquiring new brand licenses or outright acquisitions. However, we cannot assure you that we will be able to enter into any future agreements or acquire brands, assets on terms favorable to us, or if we do, that any such transaction will be successful. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

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

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model and have formed and are operating joint ventures or distribution subsidiaries in the major markets of the United States, United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. Although we may look into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands, we must also take into consideration the effect of the termination of the Burberry license. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets vertical integration of our distribution network is one of the keys to future growth of our company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail business. We believe that specialty retailers are growing their beauty business by partnering with companies like Inter Parfums. In that regard, we now have agreements in place for the following brands, Gap and Banana Republic, Brooks Brothers, bebe, Nine West, Betsey Johnson and Lane Bryant. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Gap, Banana Republic, Retail Brand Alliance (for Brooks Brothers), bebe Stores, Inc., Nine West and Lane Bryant are innovative specialty retailers which offer a variety of lifestyle merchandise to highly defined customer niches.

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

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

•	Concept choice;

•	Produce mock-ups for final acceptance of bottles and packaging;

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

•	Choose suppliers;

•	Schedule production and packaging;

•	Issue component purchase orders;

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

•	Perfumers (IFF, Firmenich, Robertet, Givaudan, Takasago) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

•	Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger);

•	Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

For our prestige products, approximately 80% of component and production needs are purchased from approximately 50 suppliers out of a total of over 150 active suppliers. The suppliers' accounts for our European operations are primarily settled in euro and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars. The components for our specialty retail products are sourced and our specialty retail products are primarily produced and filled in the United States, and our mass market products are primarily manufactured,

Marketing and Distribution

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

As our business is a global one, we intend to continue to build our global distribution footprint. For distribution of prestige brands of our European operations we presently operate through our distribution subsidiaries in the major markets of the United Kingdom, Italy, Spain and Germany for distribution of prestige fragrances. In addition, during 2010, we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our French subsidiary Interparfums SA, for distribution of European based prestige brands in the United States. It has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011.

Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 100 countries around the world.

Approximately 40%  of our European based prestige fragrance net sales are denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

The business of our European operations has become increasingly seasonal due to the timing of shipments by our majority-owned distribution subsidiaries to their customers, which are weighted to the second half of the year.

Specialty Retail Products

We do not presently market and distribute Gap, Banana Republic, Brooks Brothers or Lane Bryant specialty retail products to third parties in the United States. Marketing and distribution for such brands are the responsibility of the brand owners, which market and sell the products we produce in their own retail locations. However, with respect to our agreements with bebe Stores, Inc., Nine West, Betsey Johnson, Anna Sui and Alfred Dunhill, we distribute or plan to distribute product to their stores as well as to other retail outlets and department stores within the United States.

With respect to Gap, Banana Republic, Brooks Brothers, bebe brands, Nine West, Betsey Johnson, Anna Sui and Alfred Dunhill, we also distribute or plan to distribute product to specialty retailers and department stores outside the United States, including duty free and other travel-related retailers. We utilize our in house sales team to reach our third party distributors and customers outside the United States.

In addition, the business of our United States operations has become increasingly seasonal as shipments to our specialty retail customers are weighted toward the second half of the year.

Geographic Areas

United States export sales were approximately $38.8 million, $24.9 million and $25.7 million in 2012, 2011 and 2010, respectively. Consolidated net sales to customers by region are as follows:

(in thousands)	Year ended December 31,
	2012	2011	2010
North America	$175,400	$150,000	$91,200
Europe	241,300	246,000	211,800
Central and South America	53,000	61,000	41,900
Middle East	62,100	57,000	45,500
Asia	115,300	95,000	66,500
Other	7,000	6,200	3,500

	$654,100	$615,200	$460,400

Consolidated net sales to customers in major countries are as follows:

(in thousands)	Year Ended December 31,
	2012	2011	2010
United States	$167,000	$138,000	$86,000
United Kingdom	$48,000	$45,000	$35,000
France	$46,000	$48,000	$37,000

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

In the specialty retail market in the U.S., we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, Brooks Brothers, bebe, Nine West and Lane Bryant, so we do not have any direct competition, other than third parties who may also have the know-how and capacity to develop, manufacture and ship product to specialty retailers. However, such specialty retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch, American Eagle and Victoria’s Secret, which thereby indirectly compete with us.

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

Product Liability

Our United States operations maintain product liability coverage in an amount of $5,000,000, and our European operations maintain product liability coverage in an amount of €6,000,000 (approximately $8,000,000). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Our fragrance and fragrance related products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Cosmetic Directive 76/768/CEE and Regulation number 1223/2009 on cosmetic products, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrances and fragrance related products. These registered trademarks include:

•	Burberry (terminated December 31, 2012)
•	Van Cleef & Arpels
•	Jimmy Choo
•	Montblanc
•	Boucheron
•	Balmain
•	Repetto
•	Karl Lagerfeld
•	Anna Sui

•	Alfred Dunhill
•	Gap
•	Banana Republic
•	Brooks Brothers
•	bebe
•	Nine West
•	Betsey Johnson
•	Lane Bryant (U.S. only)
•	S.T. Dupont
•	Paul Smith
•	Jordache

In addition, we are the registered trademark owner of several trademarks for fragrances and fragrance related products, including:

•	Lanvin
•	Intimate
•	Aziza
•	Nickel
•	Tristar, Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2013, we had 312 full-time employees world-wide. Of these, 205 are full-time employees of our European operations, with 82 employees engaged in sales activities and 123 in administrative, production and marketing activities. Our United States operations have 107 employees, and of these, 35 were engaged in sales activities and 72 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

All of our rights relating to prestige fragrance brands, other than Lanvin, as well as all of our designer and specialty retail brands, are derived from licenses or other agreements from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses and other agreements on terms favorable to us. Each license or agreement is for a specific term and may have additional optional terms. In addition, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Other agreements are generally subject to meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

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

Uncertainties and continued deterioration in the global credit markets as evidenced by reductions in sovereign credit ratings in the United States and Europe, could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. While thus far, uncertainties in global credit markets have not significantly affected our access to credit due to our strong credit rating, a further deterioration in global financial markets could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

The Company has not recognized any significant losses on its cash, cash equivalents and short term investments, but could experience declines in the market value of its investment portfolio. As we have recently received payment for the buy-out of the Burberry license, any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our investments, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Given the global nature of our business, the Company has both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents and short term investments could decline and result in a significant impairment.

If our intangible assets, such as trademarks and goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under United States generally accepted accounting principles we review our intangible assets, including our trademarks licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. Any significant impairment to our intangible assets would result in a significant charge to earnings in our financial statements during the period in which the impairment is determined to exist.

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

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of other parties.

Our commercial success depends at least in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of others. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage, and to the extent we gain greater visibility and market exposure as a public company, we may also face a greater risk of being the subject of such litigation. For these and other reasons, third parties may allege that our products, services or activities infringe, misappropriate or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, take significant time, divert management’s attention from other business concerns, and delay getting our products to market. In addition, if we are found to be infringing, misappropriating or otherwise violating third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities. Our inability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of others could therefore have a material adverse effect on our business, financial condition and results of operations.

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

In the specialty retail market in the U.S. we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, Brooks Brothers, bebe, Nine West and Lane Bryant, so we do not have any direct competition, other than third parties who may also have the know-how and capacity to develop, manufacture and ship product to specialty retailers. However, such specialty retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch, American Eagle and Victoria’s Secret, which thereby indirectly compete with us.

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

We have agreements in place for specialty retail brands, Gap and Banana Republic, Brooks Brothers, bebe, Nine West, Betsey Johnson and Lane Bryant. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. These specialty retailers are responsible for marketing and selling fragrance and fragrance related products we produced in their respective stores in North America. If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then such unsuccessful sales and marketing efforts could have a material adverse effect on our operating results.

Growth of our business is dependent upon continuation of our luxury image and highly regarded reputation in the prestige fragrance business, and our loss of the Burberry license could negatively impact our image and reputation in the prestige fragrance business, which could make acquiring rights to new brands more difficult.

One of the ways we grow our business is to acquire the rights to new brands, and our luxury image and highly regarded reputation in the prestige fragrance business facilitate our ability to regularly acquire the rights to new luxury fragrance brands. Although we have recently added new prestige brands to our portfolio, if our loss of the Burberry license negatively impacts our image and reputation in the prestige fragrance business, then acquiring rights to new brands, either through licensing, outright acquisitions or other arrangements, could become problematic. Just as the loss of a license or other significant agreement may have a material adverse effect on us, our failure to acquire rights to new brands may negatively impact us.

If we are unable to acquire or license additional brands, or obtain the required financing for these agreements and arrangements, then the growth of our business could be impaired.

Our future expansion through acquisitions or new product license or distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, in view of the global banking crisis, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business. Just as the loss of a license or other significant agreement may have a material adverse effect on us, our failure to acquire rights to new brands may negatively impact us.

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

We currently have one distribution facility in Paris and one in New Jersey.  The loss of one or both of those facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and assets. In addition, acts of god, such as extreme weather conditions, natural disasters and the like or terrorist attacks, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, then such failure could have a material adverse effect on our business, financial condition and operating results.

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

We are subject to risks related to our foreign operations.

We operate on a global basis, with a substantial portion of our fiscal 2012 net sales and net income generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. A portion of our cash and cash equivalents that result from these earnings remain outside the United States. We maintain offices in 6 countries and have key operational facilities located outside the United States that warehouse or distribute goods for sale throughout the world. Foreign operations are subject to many risks and uncertainties, including:

· changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

· adverse weather conditions, social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

These risks could have a material adverse effect on our business, prospects, results of operations and financial condition.

The international character of our business renders us subject to fluctuation in foreign currency exchange rates and international trade tariffs, barriers and other restrictions.

A substantial portion of our European operations’ net sales (approximately 40% in 2012) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

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

Our fragrance and fragrance related products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Cosmetic Directive 76/768/CEE and Regulation number 1223/2009 on cosmetic products, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

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

Our failure to protect our reputation, or the failure of our partners to protect their reputations, could have a material adverse effect on our brand images.

Our ability to maintain our reputation is critical to our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, such as animal testing, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, including applicable U.S. trade sanctions, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. We are also dependent on the reputations of our brand partners and licensors, which can be affected by matters outside of our control. Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

Our business is subject to seasonal variability.

The business of our European operations has become increasingly seasonal due to the timing of shipments by our majority-owned distribution subsidiaries to their customers, which are weighted to the second half of the year. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the third and fourth quarters. Any substantial decrease in net revenues, in particular during periods of increased sales due to seasonality, could have a material adverse effect on our financial condition, results of operations and cash flows.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. Accordingly, we provided guidance as to our expected net sales and earnings per share for the year ending December 31, 2013. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 15th Floor, New York, NY.	16,800 square feet	February 28, 2024, subject to adjustment for actual lease commencement date. [1]	Estimated lease commencement date is October 1, 2013, subject to completion of construction.

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 14th Floor, New York, NY.	10,300 square feet	Approximately September 30, 2013, subject to adjustment for completion of construction on 15th floor of 551 Fifth Avenue, New York, NY.	Temporary space commencing April 1, 2013 until completion of construction on 15th floor of 551 Fifth Avenue, New York, NY. Rent is $48,000 per month.

Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2018

Men’s Spa	Unit C2, 300 West 14th Street, New York, N.Y.	4,500 square feet	October 31, 2014

[1] The expiration date for the existing lease at 551 Fifth Avenue, 15th Floor, New York, NY was extended one month until March 31, 2013.

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2013	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	June 2014	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2013	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2013	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

Men’s Spa	48 Rue des Francs Bourgeois, Paris, France	116 square meters	June 2020	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2017 and May 2020	Lease for portion of space expires May 2017

Interparfums SA is presently negotiating to renew its leases for its executive offices at 4 rond point des Champs Elysees, certain of which expire on March 31, 2013.

Interparfums SA has had an agreement with Sagatrans, S.A. for warehousing and distribution services for several years. We anticipate signing a new agreement with Sagatrans for warehousing and distribution services shortly for the period January 1, 2013 through December 31, 2014. Service fees payable to Sagatrans are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid in 2012 were €6.5 million.

We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any material lawsuits.

Item 4. Mine Safety Disclosures

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

Fiscal 2012	High Closing Price	Low Closing Price
Fourth Quarter	20.79	17.17
Third Quarter	18.47	15.99
Second Quarter	17.33	15.20
First Quarter	17.85	15.11

Fiscal 2011	High Closing Price	Low Closing Price
Fourth Quarter	19.89	13.90
Third Quarter	24.80	13.75
Second Quarter	23.34	17.60
First Quarter	19.30	17.35

As of February 26, 2013, the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 47. We believe there are approximately 3070 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: Avon Products Inc., Blyth Inc., CCA Industries, Inc., Colgate-Palmolive Co., Elizabeth Arden, Inc., Estee Lauder Cosmetics, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Revlon, Inc., Spectrum Brands, Inc., Stephan Company, Summer Infant, Inc., The Procter & Gamble Company and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/07	12/08	12/09	12/10	12/11	12/12

Inter Parfums, Inc.	100.00	64.88	104.46	164.34	138.20	176.03
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	83.99	91.91	99.46	108.54	117.43

Dividends

In January 2011, our Board of Directors authorized a 23% increase in the Company’s quarterly cash dividend from 2010 to $0.08 per share, or $0.32 per share on an annual basis. In January 2013, our Board of Directors authorized 50% increase in the cash dividend from $0.32 per share on an annual basis to $0.48 per share on an annual basis. The first quarterly cash dividend for 2013 of $0.12 per share is payable on April 15, 2013 to shareholders of record on March 29, 2013.

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the last quarter of the last fiscal year and through the date of this report.

On February 1, 2013, we granted options to purchase an aggregate of 5,000 shares for a five-year period at the exercise price of $21.76 per share, the fair market value of our common stock on the date of grant, to our five non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us. In addition, in December 2012 and January 2013, our five non-employee directors exercised stock options to purchase an aggregate of 7,125 shares of restricted common stock. Such transactions were also exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Repurchases of Our Common Stock

For each of the three (3) months during the fourth quarter of 2012, we repurchased the following shares of our common stock:

Month	Number of Shares

October 2012	0

November 2012	87,032

December 2012	0

In November 2012, as listed in the table above, the Chief Executive Officer and the President each exercised 60,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $1.6 million was paid by each of them tendering to the Company an aggregate of 82,322 shares of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 4,710 shares for payment of certain withholding taxes resulting from his option exercises.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2012[1]	2011	2010	2009	2008
Income statement data:
Net sales	$654,117	$615,220	$460,411	$409,464	$446,124
Cost of sales	246,931	231,746	187,501	175,296	191,915
Selling, general and administrative expenses	325,799	315,698	216,474	187,690	202,264
Operating income	278,414	66,939	56,436	44,801	51,009
Income before taxes	274,765	67,393	53,840	46,348	46,434
Net income attributable to the noncontrolling interest	45,754	10,646	9,082	7,791	6,357
Net income attributable to Inter Parfums, Inc.	131,136	32,303	26,593	22,367	23,765
Net income attributable to Inter Parfums, Inc. common shareholders’ per share:
Basic	$4.29	$1.06	$.88	$.74	$.78
Diluted	$4.26	$1.05	$.87	$.74	$.77
Average common shares outstanding:
Basic	30,575	30,515	30,361	30,100	30,621
Diluted	30,716	30,678	30,482	30,121	30,778

Depreciation and amortization	$15,554	$13,073	$9,188	$10,963	$9,925

	As at December 31,
(In thousands except per share data)	2012	2011	2010	2009	2008

Balance sheet and other data:
Cash and cash equivalents	$307,335	$35,856	$37,548	$100,467	$42,404
Working capital	366,680	205,730	183,594	197,663	174,126
Total assets	759,920	516,034	438,105	419,088	425,137
Short-term bank debt	27,776	11,826	5,250	5,021	13,981
Long-term debt (including current portion)	-0-	4,480	16,129	29,594	41,043
Inter Parfums, Inc. shareholders’ equity	381,476	252,674	234,976	226,746	204,201
Dividends declared per share	$0.32	$0.32	$0.26	$0.133	$0.133

1 See information regarding Regulation G on page iv of this Form 10-K. Operating income includes a gain on termination of license aggregating $198,838. After taxes (tax rate of Interparfums SA is 36.1%) and after allocation to the noncontrolling interest (26.77%), the gain attributable to Inter Parfums, Inc. common shareholders’ aggregated $93,044. Therefore, excluding the gain, net income attributable to Inter Parfums, Inc. common shareholders’ would have been $38,092 or $1.24 per diluted share.

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Overview

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA (formerly Inter Parfums, S.A.), which is also a publicly traded company as 27% of Interparfums SA shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 2% of consolidated net sales.

We produce and distribute our European based prestige fragrance products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 87%, 90% and 88% of net sales for 2012, 2011 and 2010, respectively. We have built a portfolio of prestige brands, which includes Burberry, Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

Burberry is our most significant license, as sales of Burberry products represented 46%, 50% and 53% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. (See Note 2 “Termination of Burberry License” in notes to consolidated financial statements on page F-13 of this Form 10-K). In addition, we own the Lanvin brand name for our class of trade and sales of Lanvin product represented 12%, 13% and 15% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 13%, 10% and 12% of net sales in 2012, 2011 and 2010, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West, and Lane Bryant brands.

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell directly to retailers, seasonality is more evident. In 2007, we commenced operations of our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom, and in January 2011, we commenced operations of our U. S. distribution subsidiary. In addition, our specialty retail product lines sold to U. S. retailers is also concentrated in the second half of the year.

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

As with any global business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.

During 2012, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. This is due in part to our belief that we are well positioned as a result of our strategy to manage our business effectively and efficiently. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A weak U.S. dollar has a positive impact on our net sales. However, earnings are negatively affected by a weak dollar because approximately 40% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Burberry

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012, the Company and Burberry entered into a transition agreement that provides for certain license rights and obligations through March 31, 2013. The Company will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

Accounts receivables and accounts payables will be collected and paid in the ordinary course of business. The transition agreement provides that inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Burberry also agreed to purchase, at cost, Burberry Beauty finished goods subject to a $4.0 million maximum, and all or part of Burberry fragrance and Burberry Beauty raw materials and components subject to a $6.5 million maximum. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry as of March 31, 2013. Taxes on the gain at approximately 36% will be paid by the Company in April 2013.

We have determined that the transaction was substantially completed as of December 31, 2012, as the transition agreement was signed in the fourth quarter of 2012, the exit payment of €181 million (approximately $239 million) was received on December 21, 2012, and the 2013 relationship, per the terms of the transition agreement, as indicated above, is significantly different from the original license agreement. Accordingly, the gain was recognized as of December 31, 2012.

The following table sets forth a summary of the gain on termination of license which is included in income from operations on the accompanying statement of income for the year ended December 31, 2012:

Exit payment (received December 21, 2012)	$239,075

Expenses of termination:
Inventory reserves	10,037
Wages including $13.8 million in Interparfums SA profit sharing requirements	14,391
Write-off of intangible assets	7,675
Writedown of fixed assets	3,483
Write-off of unused modeling rights	1,226
Legal, professional and other agreed settlements	3,425

40,237

Gain on termination of license	$198,838

See information regarding Regulation G on page iv of this Form 10-K. On an after tax basis (tax rate of Interparfums SA is 36.1%) and after allocation to the noncontrolling interest (26.77%), the gain on termination of license attributable to Inter Parfums, Inc. common shareholders’ aggregated $93.0 million. Therefore, had this transaction not occurred, net income attributable to Inter Parfums, Inc. common shareholders’ for the year ended December 31, 2012, would have been $38.1 million or $1.24 per diluted share as compared to the amounts reported in U.S. GAAP of $131.1 million or $4.26 per diluted share.

Future sales and earnings will be significantly affected as a result of this buy-out. However, we are confident in our future. With strong sales momentum continuing in 2013, our preliminary full-year sales target for 2013 is expected to exceed $400 million at current exchange rates excluding any potential contribution from sales of Burberry products during the transition period. With only limited reorganization measures needed, our business model is expected to continue to demonstrate its effectiveness. A significant portion of the expenses associated with the Burberry brand are variable in nature. We currently plan to absorb substantially all of the fixed costs through increased sales of other brands in our European prestige fragrance portfolio as well as new brands we recently licensed.

This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth will be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Alfred Dunhill

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited (“Alfred Dunhill”) brand. Our rights under the agreement will commence on April 3, 2013 when we take over production and distribution of the existing Alfred Dunhill fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We have agreed to pay an upfront entry fee of $0.9 million for this license which will be paid before the commencement date.

Karl Lagerfeld

In October 2012, we entered into a 20-year exclusive worldwide license to create, produce and distribute perfumes under the Karl Lagerfeld brand. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million, (approximately $12.5 million). In addition, the Company has made an advance royalty payment to the licensor of €9.6 million, (approximately $12.5 million). This advance royalty payment is to be credited against future royalty payments as follows: every year in which the royalties due are higher than €0.5 million, the amount of royalties exceeding €0.5 million will be credited up to €0.5 million in each such year. The advance royalty has been discounted to its net present value which is included in other assets on the accompanying balance sheet and the resulting discount of approximately $4.4 million has been added to intangible assets and will be amortized together with the license entry fee, over the initial term of the license.

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, commencing in January 2011 we took over U.S. distribution of our European based prestige products, and for U.S. based customers we allow customer returns if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data, including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

Promotional Allowances

We have various performance-based arrangements with certain retailers. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. The costs that we incur for performance-based arrangements, shelf replacement costs and slotting fees are netted against revenues on our Company’s consolidated statement of income. Estimated accruals for promotions and advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

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

The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2012 assuming all other assumptions remained constant:

In thousands		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(301)
Weighted average cost of capital	-10%	$396
Future sales levels	+10%	$255
Future sales levels	-10%	$(255)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.6%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3. The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite life intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life.” The existence of a repurchase option in 2025 may limit the useful life of the Lanvin brand names and trademarks to the Company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our Company and their useful life would be considered to be indefinite.

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

Quantitative Analysis

During the three-year period ended December 31, 2012 we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2012, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $1.1 million and selling, general and administrative expenses would have changed by approximately $0.03 million. The collective impact of these changes on operating income, net earnings attributable to Inter Parfums, Inc., and net earnings attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $1.1 million, $0.55 million and $0.02, respectively.

Results of Operations

Net Sales

	Years ended December 31,
	2012	%Change	2011	%Change	2010
	(in millions)
European based product sales	$571.8	4%	$552.4	36%	$404.9
United States based product sales	82.3	31%	62.8	13%	55.5
Total net sales	$654.1	6%	$615.2	34%	$460.4

After increasing 34% in 2011, net sales for the year ended December 31, 2012 increased 6% to $654.1 million. At comparable foreign currency exchange rates, net sales were up 9% in 2012 and 28% in 2011. The strength of the U.S. dollar throughout 2012 as compared to 2011 has had, and is expected to continue to have a negative effect on reported sales. The average dollar/euro exchange rate for the year ended December 31, 2012 was 1.28, as compared to 1.39 for the prior year.

European based product sales increased 4% in 2012 and 36% in 2011. The global launch of Burberry Body in 2011 made for a very difficult sales comparison. Burberry product sales declined 2% to $301.4 million in 2012 as compared to $307.7 million in 2011. Although Lanvin product sales declined 3% to $77.6 million in the absence of a major launch, other brands in our portfolio performed extremely well. Montblanc fragrance sales increased 40% to $59.3 million due in great part to the continued success of the men’s line, Legend. Jimmy Choo fragrances continued to build upon the success of its signature scent as sales increased 26% to $51.5 million. Boucheron fragrances also contributed to 2012 growth, its first full year under license, as product sales increased 82% to $21.1 million, as compared to 2011.

Sales growth in 2011 was primarily the result of a major launch of a new Burberry fragrance, Burberry Body. Burberry product sales in 2011 increased 26% to $307.7 million, as compared to $244.9 million in 2010. Other factors contributing to the sales increase include the continued strong momentum of the Jimmy Choo and Montblanc fragrance launches. The Jimmy Choo signature fragrance was first introduced in 2011 and product sales aggregated $40.8 million. Montblanc product sales aggregated $42.5 million in 2011, as compared to $9.3 million in 2010. In addition, 2011 sales results reflect the commencement in January 2011 of European based product distribution in the U.S. by Interparfums Luxury Brands, Inc., a subsidiary of Interparfums SA.

Future sales within our European operations will be significantly affected as a result of the buy-out of the Burberry license. However, we are confident in our future. With strong sales momentum continuing in 2013, our preliminary full-year sales target for 2013 is expected to exceed $400 million at current exchange rates excluding any potential contribution from sales of Burberry products during the transition period. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development. Our expectations reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any contribution in 2013 from our newest brand, Karl Lagerfeld, as we are just beginning the product development process, we do expect strong performances from the Lanvin, Jimmy Choo, Montblanc and Boucheron brands as well as initial sales from the launch of fragrances under the Repetto brand. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

With respect to our United States prestige brand and specialty retail products, after increasing 13% in 2011, our U.S. based product sales increased 31% in 2012. The initial launch of our first Nine West fragrance and the commencement of sales pursuant to our Anna Sui license were the primary contributors to 2012 sales growth. In 2011, we entered into a 10-year exclusive worldwide fragrance license agreement to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections. With a high concentration of customers in the Far East, first year sales of Anna Sui products reached approximately $20.0 million. In January 2012, Love Fury, a women’s fragrance created for Nine West launched at over 650 Macy’s stores and 282 Nine West stores in the U.S. and internationally. As this line was met with mixed reviews, we are reevaluating our Nine West sales plans for 2013.

For the Banana Republic brand, to complement the women’s scent Wildbloom, introduced in 2011, we launched a brand extension Wildbloom Vert, in early 2012 and another men’s fragrance, Wildblue, was introduced in the Spring of 2012. Building upon the success of the Gap brand’s fragrances, a new fragrance concept was created for Gap in an effort to capture the heritage of the brand. The new scents for men and women, Gap Established 1969, launched in 2012 at over 650 Gap stores in the U. S. and international distribution followed in late 2012. We also introduced Wishes & Dreams for bebe and Miss Madison for Brooks Brothers during the spring of 2012 and we are in the development stage for several new fragrance concepts and line extensions for our other specialty retail brands.

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited (“Alfred Dunhill”) brand. Our rights under the agreement will commence on April 3, 2013 when we take over production and distribution of the existing Alfred Dunhill fragrance collections.

Consolidated Net Sales to Customers by Region

	Years ended December 31,
	2012	2011	2010
	(in millions)

North America	$175.4	$150.0	$91.2
Western Europe	188.0	194.0	168.1
Eastern Europe	53.3	52.0	43.7
Central and South America	53.0	61.0	41.9
Middle East	62.1	57.0	45.5
Asia	115.3	95.0	66.5
Other	7.0	6.2	3.5
	$654.1	$615.2	$460.4

For the year ended December 31, 2012, top line growth was especially strong in North America where sales ran 17% ahead of 2011. Growth continued in the Middle East which saw a 9% increase in sales while sales were down 3% and 13% in Western Europe and Central and South America, respectively. With the addition of the Anna Sui brand in our portfolio, the Asian market grew 21% in 2012.

Gross Margins

	Years ended December 31,
	2012	2011	2010
	(in millions)

Net sales	$654.1	$615.2	$460.4
Cost of sales	246.9	231.7	187.5
Gross margin	$407.2	$383.5	$272.9
Gross margin as a percent of net sales	62.2%	62.3%	59.3%

As a percentage of sales, gross profit margins were 62.2%, 62.3%, and 59.3% in 2012, 2011 and 2010, respectively. We carefully watch movements in foreign currency exchange rates as approximately 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. Therefore, from a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin. The average dollar/euro exchange rate was up approximately 7% in 2012, as compared to 2011. However, certain slow moving products, primarily Burberry Sport, were discontinued and sold at a discount. These sales mitigated any gross margin improvements from currency fluctuation.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $46.5 million, $48.4 million and $30.2 million in 2012, 2011 and 2010, respectively, and represented 7.1%, 7.9% and 6.6% of net sales, respectively.

In 2011, approximately 260 basis points of the gross margin improvement is the result of us taking over, as of January 1, 2011, European based product distribution in the United States by Interparfums Luxury Brands, Inc., a subsidiary of Interparfums SA. Beginning in January 2011, we sell our European prestige products in the U.S. directly to retailers rather than through a third party distributor, which generates higher gross margins on our product sales.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $8.4 million, $8.8 million and $5.3 million in 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2012	2011	2010
	(in millions)

Selling, general & administrative expenses	$325.8	$315.7	$216.5
Selling, general & administrative expenses as a percent of net sales	50%	51%	47%

Selling, general and administrative expenses increased 3% for the year ended December 31, 2012, as compared to 2011 and increased 47% for the year ended December 31, 2011, as compared to 2010. As a percentage of sales, selling, general and administrative expenses were 50%, 51% and 47% for the years ended December 31, 2012, 2011 and 2010, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated $132.7 million, $127.8 million and $69.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Promotion and advertising as a percentage of sales represented 20.3%, 20.8% and 15.0% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. With the commencement in January 2011 of European based product distribution in the United States by Interparfums Luxury Brands, Inc., a subsidiary of Interparfums SA, we are now responsible for 100% of the cost of advertising support for our European based fragrance brands distributed in the United States as opposed to sharing such expenditures with our former U.S. distributor. In addition, the 2011 global launch of Burberry Body was supported by strong visuals on a scale without precedent. We significantly increased our advertising spending in 2011 and 2012 for all brands, which we believe will contribute to sustained growth in market share.

Royalty expense included in selling, general and administrative expenses aggregated $58.8 million, $51.3 million and $40.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Royalty expense as a percentage of sales represented 9.0%, 8.3% and 8.7% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. In addition service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $26.3 million, $25.3 million and $13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The significant increase which began in 2011 is primarily the effect of the commencement in January 2011 of European based product distribution in the United States by Interparfums Luxury Brands, Inc.

We review goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European operations. The Company measures fair value of goodwill to equal the approximate average value of purchase price indications received from several potential purchasers of the Nickel business. As a result, the Company has determined that as of December 31, 2012, carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.8 million. A similar evaluation is performed every year and in 2011, the Company recorded an impairment loss of $0.8 million. Accumulated impairment losses relating to goodwill aggregated $6.1 million as of December 31, 2012.

See information regarding Regulation G on page iv of this Form 10-K. As previously discussed, as a result of the termination of the Burberry license, the Company recognized a gain of $198.8 million as of December 31, 2012. On an after tax basis and after allocation to the noncontrolling interests, the gain on termination of license attributable to Inter Parfums, Inc. common shareholders’ aggregated $93.0 million. With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. A significant portion of the expenses associated with the Burberry brand are variable in nature. The Company currently plans to absorb substantially all of the fixed costs through increased sales of other brands in our European prestige fragrance portfolio as well as new brands we recently licensed.

As a result of the above analysis, excluding the gain on termination of license, income from operations increased 19% to $79.6 million in 2012 and income from operations increased 19% to $66.9 million in 2011, as compared to $56.4 million in 2010. Operating margins aggregated 12.2%, 10.9% and 12.3% for the years ended December 31, 2012, 2011 and 2010, respectively.

Interest expense aggregated $1.7 million, $2.2 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $27.8 million, $16.3 million and $21.4 million as of December 31, 2012, 2011 and 2010, respectively. In October 2012, the Company entered into a one year, €20 million credit facility to finance payments required pursuant to the Karl Lagerfeld license.

Foreign currency gains or (losses) aggregated ($3.1) million, $1.5 million and ($2.1) million for the years ended December 31, 2012, 2011 and 2010, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 40% of net sales of our European operations are denominated in U.S. dollars. The strengthening euro relative to the dollar in 2011 accounts for most of the foreign currency gains in 2011 and the weakening euro relative to the dollar in 2012 accounts for most of the foreign currency losses in 2012.

Our effective income tax rate was 35.6%, 36.3% and 33.7% for the years ended December 31, 2012, 2011 and 2010, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Other than as discussed below, our foreign tax rate had been declining as a result of the 2008 formation of Interparfums (Suisse) SARL, which receives a favorable tax rate on a portion of Interparfums SA taxable income. The higher rate in 2011 and 2012 is the result of a tax rate increase enacted by the French Government. The tax rate in France increased from 34.4% to 36.1%. In addition, the high effective tax rate for 2011 is the result of an agreement with the French Tax Authority on the consequences of the tax audit, which covered income tax and non-income tax items. As a result, the Company increased its income tax expense by $1.7 million in 2011 and reduced its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million. Also in 2011, approximately $1.1 million of valuation allowances on certain foreign net operating loss carry-forwards were realized as we were able to utilize certain of those foreign net operating loss carry-forwards. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share (as reported)

	Year ended December 31,
	2012	2011	2010
	(In thousands except share and per share data)

Net income	$176,890	$42,949	$35,675
Less: Net income attributable to the noncontrolling interest	45,754	10,646	9,082
Net income attributable to Inter Parfums, Inc.	$131,136	$32,303	$26,593
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$4.29	$1.06	$0.88
Diluted	4.26	1.05	0.87
Weighted average number of shares outstanding:
Basic	30,574,772	30,514,529	30,360,602
Diluted	30,715,684	30,677,825	30,481,991

See information regarding Regulation G on page iv of this Form 10-K.

On an after tax basis (tax rate of Interparfums SA is 36.1%) and after allocation to the noncontrolling interest (26.77%), the 2012 gain on termination of license attributable to Inter Parfums, Inc. common shareholders’ aggregated $93.0 million. Therefore, had this transaction not occurred, net income and earnings per share would have been as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands except share and per share data)

Net income	$49,833	$42,949	$35,675
Less: Net income attributable to the noncontrolling interest	11,741	10,646	9,082
Net income attributable to Inter Parfums, Inc.	$38,092	$32,303	$26,593
Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$1.25	$1.06	$0.88
Diluted	1.24	1.05	0.87

Excluding the gain on termination of license, net income increased 16% to $49.8 million in 2012, as compared to $42.9 million in 2011. Net income increased 20% to $42.9 million in 2011, as compared to $35.7 million in 2010. Net income attributable to the noncontrolling interest aggregated 23.6%, 24.8% and 25.5% of net income in 2012, 2011 and 2010, respectively. The decline is the result of increased profitability of the U.S. operations. Net income attributable to Inter Parfums, Inc. increased 18% to $38.1 million in 2012, as compared to $32.3 million in 2011 and net income attributable to Inter Parfums, Inc. increased 21% to $32.3 million in 2011, as compared to $26.6 million in 2010. Net margins attributable to Inter Parfums, Inc. aggregated 5.8%, 5.3% and 5.8% for the years ended December 31, 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources

Having received the proceeds from the termination of the Burberry license, our financial position is the strongest in our history. At December 31, 2012, working capital aggregated $367 million and we had a working capital ratio of over 2.4 to 1. Cash and cash equivalents aggregated $307 million and we had no long-term debt. In connection with the termination of the Burberry license and the transition agreement with Burberry, it was agreed that accounts receivables and accounts payables would be collected and paid in the ordinary course of business and it anticipates that inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Burberry agreed to purchase, at cost, Burberry Beauty finished goods subject to a $4.0 million maximum, and Burberry fragrance and Burberry Beauty raw materials and components subject to a $6.5 million maximum. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry. Taxes on the gain at approximately 36% will be paid by the Company in April 2013.

With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth will be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by (used in) operating activities aggregated $60.6 million, ($23.7 million) and $37.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decline in accounts receivable in 2012 reflects consistent collection activity as days’ sales outstanding continues to hover around the 90 day mark. The decline in inventories in 2012, as shown on the statement of cash flows, reflects the inventory levels needed to support our sales growth and new licensing activities in both European operations and U.S. operations. As previously mentioned, as we look towards 2013, accounts receivables and accounts payables relating to Burberry activities will be collected and paid in the ordinary course of business and it anticipated that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. In addition, taxes on the gain at approximately 36% will be paid by the Company in April 2013.

In 2011, working capital items used $83.6 million in cash from operating activities as compared to $6.1 million in 2010. Although the $88.9 million increase in accounts receivable in 2011 represents a 91% increase from December 31, 2010, it is reflective of the 68% increase in sales achieved in the fourth quarter of 2011, as compared to the corresponding period of the prior year. In 2010, the increase in accounts receivable was only $5.9 million as shown on the statement of cash flows. The accounts receivable balances in both 2011 and 2010 reflect favorable collection activity as days’ sales outstanding was 83 days in 2010 and 84 days in 2011.

The $60.5 million increase in inventories for the year ended December 31, 2011, as shown on the statement of cash flows, represents a 55% increase from December 31, 2010 and the $29.1 million increase in inventories for 2010 represents a 34% increase from December 31, 2009. This inventory build was needed to support our sales growth and new licensing activities in both European operations and U.S. operations.

Cash flows used in investing activities reflects proceeds from the termination of the Burberry license received in December 2012 and is reported net of transaction fees and other agreed settlements. Purchases of equipment and leasehold improvements aggregated $9.5 million, $9.9 million and $6.1 million in 2012, 2011 and 2010, respectively. The increase in both 2012 and 2011 primarily reflects the purchase of stands and counters for the Burberry cosmetic lines. As the Burberry license has been terminated, we will no longer incur this type of capital expenditure. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend between $3 million and $4 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Payments for intangible assets aggregated $19.7 million, $4.6 million and $22.2 million in 2012, 2011 and 2010, respectively. When acquiring new licenses for brands that have current distribution, we may pay an entry fee in connection with securing the license rights. In October 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V. to create, produce and distribute perfumes under the Karl Lagerfeld brand. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million (approximately $12.5 million). In addition, the Company made an advance royalty payment to the licensor of €9.6 million (approximately $12.5 million). In October 2012, the Company entered into a one year, €20 million credit facility to finance payments required pursuant to this license.

The Company had net sales of short-term investments of $51.3 million in 2011 and net purchases of $49.0 million in 2010. Short-term investments are certificates of deposit with maturities greater than three months.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2011, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2012 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $50.0 million in credit lines provided by a consortium of international financial institutions. As of December 31, 2012 and 2011, short-term borrowings aggregated $27.8 million and $11.8 million, respectively. As of December 31, 2011, the long-term portion of long-term debt has been repaid and current maturities of long-term debt aggregated $4.5 million.

Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary Interparfums SA pursuant to options exercised and payment for acquisition of minority interests represents repurchases of shares of Interparfums SA in an effort to offset the dilution from options exercised.

In January 2010, the Board of Directors authorized a 97% increase in the annual dividend to $0.26 per share and in January 2011, the Board of Directors authorized a 31% increase in the annual dividend to $0.32 per share. In January 2013, our Board of Directors authorized a 50% increase in the annual dividend to $0.48 per share for 2013. The first quarterly dividend of $0.12 per share will be paid on April 15, 2013 to shareholders of record on March 29, 2013. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $13.1 million, $12.5 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cash dividends paid in 2012 and the dividends to be paid in 2013 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2012.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt
Capital Lease Obligations
Operating Leases	$30,080	$4,527	$7,872	$7,383	$10,298
Purchase obligations(1)	$974,670	$88,704	$189,695	$189,101	$507,170
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,008,750	$93,231	$197,567	$196,484	$521,468

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2012, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2012, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $48.0 million and GB £5.2 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in September 2007 on €22 million of debt, effectively exchanging the variable interest rate of 0.6% above the three month EURIBOR to a fixed rate of 4.42%. As of December 31, 2012, this loan had been paid in full. The derivative instrument had been recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Item 8. Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2012

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter[2]	Full Year
Net sales	$165,368	$145,555	$166,264	$176,930	$654,117
Gross margin	106,678	87,856	101,118	111,534	407,186
Net income	20,254	7,481	13,177	135,978	176,890
Net income attributable to Inter Parfums, Inc.	15,497	6,008	10,018	99,613	131,136
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.51	$0.20	$0.33	$3.25	$4.29
Diluted	$0.51	$0.20	$0.33	$3.24	$4.26
Average common shares outstanding:
Basic	30,551	30,563	30,570	30,615	30,575
Diluted	30,686	30,688	30,717	30,772	30,716

Quarterly Data (Unaudited)

For the Year Ended December 31, 2011

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$133,363	$121,063	$171,706	$189,088	$615,220
Gross margin	85,990	74,586	107,383	115,515	383,474
Net income	17,340	6,428	13,284	5,897	42,949
Net income attributable to Inter Parfums, Inc.	12,759	4,993	10,433	4,118	32,303
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.42	$0.16	$0.34	$0.13	$1.06
Diluted	$0.41	$0.16	$0.34	$0.13	$1.05
Average common shares outstanding:
Basic	30,474	30,506	30,539	30,540	30,515
Diluted	30,634	30,695	30,698	30,685	30,678

We review goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The goodwill relates to our Nickel skin care business which is primarily a component of our European operations. The Company has determined that as of December 31, 2012 and 2011, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.8 million and $0.8 million, respectively.

2 See information regarding Regulation G on page iv of this form 10-K. Net income in the fourth quarter of 2012 includes an after tax gain (Interparfums SA tax rate is 36.1%) on termination of license aggregating $127,057. After allocation to the noncontrolling interest (26.77%), the gain attributable to Inter Parfums, Inc. common shareholders’ aggregated $93,044. Therefore, excluding the gain, net income attributable to Inter Parfums, Inc. common shareholders’ in the fourth quarter of 2012 would have been $6,569 or $0.21 per diluted share.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent auditor, WeiserMazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2012 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2012 and our report dated March 12, 2013 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 12, 2013

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.         Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
Francois Heilbronn	Director
Jean Levy	Director
Robert Bensoussan	Director
Serge Rosinoer	Director
Patrick Choël	Director
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Interparfums SA
Axel Marot	Director of Production & Logistics, Interparfums SA
Henry B. (“Andy”) Clarke	President of Inter Parfums USA, LLC

Our directors will serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. Messrs. Jean Madar and Philippe Benacin have a verbal agreement or understanding to vote their shares and the shares of their respective holding companies in a like manner.

With the exception of Mr. Benacin, the officers are elected annually by the directors and serve at the discretion of the board of directors. There are no family relationships between executive officers or directors of our Company.

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 14 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2012 (including the last regular board meeting of 2012 held during January 2013), and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors, with a majority of independent directors.

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

During 2012, our board of directors had the following standing committees:

•	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue an audit report for our company. During 2012, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

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

•	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2012, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

•	Nominating Committee – The Nominating Committee was formed in January 2011, and the members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 52, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Philippe Benacin

Mr. Benacin, age 54, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983.

Russell Greenberg

Mr. Greenberg, age 56, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992.

Philippe Santi

Philippe Santi, age 51 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young.

Francois Heilbronn

Mr. Heilbronn, age 52, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009 Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France.

Jean Levy

Jean Levy, age 80, a Director since August 1996, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris.

Robert Bensoussan

Robert Bensoussan, age 55, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. Since 2008, Sirius has invested in UK shoe and clothing retailer LK Bennett, Italian sportswear retailer and wholesaler Jeckerson Spa and feelunique.com, Europe's largest online beauty retailer. Mr. Bensoussan served previously as Executive Chairman and CEO of LK Bennett and is now Non-Executive Chairman. He has also acted as the Non-Executive Chairman of Jerkerson Spa since May 2008 and of feelunique.com since December 2012. Mr. Bensoussan is a board member of lululemon athletica inc. He is also a member of three private Boards, including Men's retailer Celio International (Belgium), Zen Cars (Belgium), an electric car rental company, and Aurenis (France) a part-works publisher. Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer.

Serge Rosinoer

Mr. Rosinoer, age 81, was appointed to our board of directors in December 2000 and serves as an independent director. Mr. Rosinoer has devoted most of his career to the personal care, cosmetics and fragrance industry. Mr. Serge Rosinoer is presently the Vice Chairman of the Supervisory Board of Clarins SA. In 1978, Mr. Rosinoer joined the Clarins Group as Vice President and Chief Operating Officer where he was largely responsible for its rapid international expansion. As COO, then CEO since 1978, Mr. Rosinoer oversaw the transformation of Clarins into a major force in cosmetics, skin care and fragrance, with annual sales of approximately 850 million Euro and more than 4,500 employees. He retired from active duty in May of 2000, but continues to serve on the board of directors of Clarins. Earlier in his career he was President of Parfums Corday. He also held senior level executive positions at Max Factor, where he had full supervision of that cosmetics company’s European production and sales. Mr. Rosinoer has served several terms as President of the French Prestige Cosmetics Association.

Patrick Choël

Mr. Choël, age 69, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, and Modellabs, both publicly held companies, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he worked at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA.

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

Axel Marot

Axel Marot, age 40, was the Supply Chain Manager when he joined Interparfums SA in 2003 and has been the Director of Operations for Interparfums SA since January 2005. Prior to joining Interparfums SA, Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 52, was appointed as President of Inter Parfums USA, LLC in 2009, following his appointment as President of Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for Gap, Banana Republic, Brooks Brothers, bebe, Nine West, Betsey Johnson, Lane Bryant, Anna Sui and Alfred Dunhill. Mr. Clarke has been employed by our company since 2001. Prior to joining the Company Mr. Clarke had spent seventeen years in the beauty business in various capacities.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

The executive compensation and stock option committee of our board of directors is comprised entirely of independent directors and oversees all elements of compensation (base salary, annual bonus, long-term incentives and perquisites) of our company’s executive officers and administers our company’s stock option plans, other than the non-employee directors stock option plan, which is self-executing.

The objectives of our compensation program are designed to strike a balance between offering sufficient compensation to either retain existing or attract new executives on the one hand, and maintaining compensation at reasonable levels on the other hand. We do not have the resources comparable to the cosmetic giants in our industry, and, accordingly, cannot afford to pay excessive executive compensation. In furtherance of these objectives, our executive compensation packages generally include a base salary, as well as annual incentives tied to individual performance and long-term incentives tied to our operating performance.

Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative after discussions with Mr. Russell Greenberg, an Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives in the United States. Mr. Benacin, the Chief Executive Officer of Interparfums SA, takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Interparfums SA, and recommends executive compensation levels for executives in Europe. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn permitted our company to weather the storm of the recent recession and put our company on track for a continued high rate of growth and profitability, which management believes will result in a substantial increase in value to our shareholders.

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

Our named executive officers have all been with the company for more than the past ten (10) years, with Messrs. Madar and Benacin being founders of the company in 1985. As Messrs. Madar and Greenberg for United States operations, and Benacin and Santi for European operations, are most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective operating segments, the compensation committee relies upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

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

For executive officers of United States operations, the bulk of their annual compensation is in base salary. However, for executive officers of European operations base salary comprises a smaller percentage of overall compensation. We have paid a lower percentage of overall compensation in the form of base salary to executive officers of European operations for several years, principally because European operations historically have had higher profitability than United States operations, and European operations are run differently from United States operations by the Chief Executive Officer of European operations, Mr. Benacin. As the result of this historically higher profitability, European operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is and has historically been discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Finally, by keeping annual bonus compensation at a higher percentage of overall compensation and base salary at a lower percentage, our company benefits because the base amount for annual salary adjustments would be smaller.

For 2011, each of Mr. Philippe Santi, the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Director of the Luxury and Fashion division, received a base salary of €271,200. Upon the recommendation of Mr. Benacin, for 2012, the base salaries of Messrs. Santi and Garcia-Pelayo were each increased by 2.7% to €278,400, as compared to a 4% in 2011 over their salaries in 2010.

With regard to Mr. Benacin, commencing in 2011, the base salary of Mr. Benacin was likewise increased by 4% from 2010, and then he received an additional increase of €120,000 per year to €391,200 in lieu of the lodging expense that he had received for the past 10 years. The compensation committee believed that the results of European operations in 2011 warranted the increase in base salary for Mr. Benacin. However, for 2012, Mr. Benacin did not receive any increase in his base salary, which remained at €391,200.

In view of the uncertainty of the status of the Burberry license at the end of 2011 and beginning of 2012, which accounted for approximately 56% of net sales of Interpafums SA for 2011, Mr. Benacin believed it to be prudent to recommend only a limited base salary increase to Messrs. Santi and Garcia-Pelayo and not to increase his base salary. The compensation committee agreed with Mr. Benacin’s assessment of the uncertain business prospects of Interparfums SA and his proposed disposition relating to base salary for Interparfums SA executive officers.

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

For 2012, Andy Clarke, the President of Inter Parfums USA, LLC, the largest unit of United States operations, did not have his base salary increased from the $320,000 he received in 2011. In lieu of an increase in base salary, Mr. Clarke received a commission on sales of Anna Sui, which he was instrumental in obtaining the business, and which was based upon sales targets determined after negotiation with the Chief Executive Officer. For 2012, the amount of Mr. Clarke’s commission under this plan was $248,224. For 2011, Mr. Clarke had received a 6.25 % increase in his base salary from 2010.

For 2012, Russell Greenberg, the Executive Vice President and Chief Financial Officer, received a 5% increase in his base salary, to $480,000. This is comparable with the 4.8% increase in base salary Mr. Greenberg received in 2011 from 2010.

For 2012, Mr. Madar, the Chief Executive Officer, did not receive any increase in his base salary, which has remained at $380,000 since 2009. Mr. Madar also shared the view of Mr. Benacin that in view of the uncertainty of the status of the Burberry license at the end of 2011 and beginning of 2012, Mr. Madar determined not to recommend any increase in his base salary to the compensation committee. However, over the past 3 years, net income of US operations has grown from a loss of ($200,000) in 2009 to a profit of $5.1 million in 2012. Accordingly, after several years of no increase in his base salary, for 2013, in addition to his base salary which is to remain at $380,000, Jean Madar Holding SAS, Mr. Madar’s personal holding company, will receive $250,000 for services to be rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. A consulting agreement has been entered into in principle with Mr. Madar’s holding company, which provides for the review on an annual basis of the amount of compensation payable to such company.

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

For 2012, Mr. Benacin, the chief decision maker for European operations, proposed and the committee concurred in the payment of bonus compensation of € 254,500 to Mr. Benacin (approximately 65% of base salary), and €258,000 (approximately 93% of base salary) to each of Messrs. Santi and Garcia- Pelayo. Such bonus compensation exceeded prior bonus compensation as a percentage of base salary, and was given in recognition of the services performed in connection with the resolution of the disposition of the Burberry license, as well as the record year for sales and earnings of European operations. For 2011, Mr. Benacin proposed and the committee concurred in the payment of bonus compensation of €188,000 euro to each of Messrs. Benacin, Santi and Garcia- Pelayo. This bonus was approximately equal to 72% of 2010 base salaries for Messrs. Santi and Garcia- Pelayo, which is in line with bonus compensation paid to Messrs. Santi and Garcia- Pelayo of approximately 72% and 70% in 2010 and 2009, respectively. For Mr. Benacin, the bonus accounted for approximately 48% of 2011 base salary, a lesser percentage as the result of the increase in his 2011 base salary.

A different approach is taken for United States operations as that segment is much smaller and profitability is much more volatile. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for 2012 Mr. Greenberg received a discretionary cash bonus of $50,000 in recognition for his services in connection with the disposition of the Burberry license, as well as the record year for sales and earnings of our company, which was an increase over the discretionary cash bonus paid for 2011 of $35,000. For 2012 and 2011, Mr. Clarke did not receive a discretionary cash bonus. However, as discussed above, in lieu of an increase in base salary, Mr. Clarke received a commission on sales of Anna Sui, in which he was instrumental in obtaining the business. The commission was based upon sales targets determined after negotiation with the Chief Executive Officer. For 2012, the amount of Mr. Clarke’s commission under this plan was $248,224. For 2010, Mr. Greenberg received a discretionary cash bonus of $17,500, and Mr. Clarke received a discretionary cash bonus of $47,500. No cash bonus compensation was paid to executive officers of United States operations for 2009 due to the global recession.

Mr. Madar, the Chief Executive Officer did not receive any cash bonus for 2012, or for years 2011, 2010 and 2009. However, as discussed above under the heading “Base Salary”, over the past 3 years, net income of US operations has grown from a loss of ($200,000) in 2009 to a profit of $5.1 million 2012. Accordingly, after several years of no increase in his base salary, for 2013, in addition to his base salary which is to remain at $380,000, Jean Madar Holding SAS, his personal holding company, will receive $250,000 for services to be rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. Also for 2013, any further bonus compensation for Mr. Madar would be at the discretion of the compensation committee.

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

For executive officers of United States operations and European operations, we typically grant nonqualified stock options with a term of 6 years that vest ratably of a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, option grants to purchase shares of our majority-owned, French subsidiary, Interparfums SA have a term of 6 years and vest 4 years after the date of grant. However, no options were granted by Interparfums SA to any executive officers during 2012 and 2011.

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

Over the past several years, as our company has grown and the market price or our common stock has increased, Messrs. Madar and Benacin have realized substantial compensation as the result of the exercise of their options. As the two executives most responsible for continued growth and success of our company, the compensation committee believes the granting of options is an appropriate tool to tie a substantial portion of their compensation to the success of our company and is completely warranted.

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

In December for each of the years 2009-2012, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December for each of the years 2009-2012, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, at the fair market value on the date of grant.

In December 2012 and January 2013, options to purchase a total of 5,000 shares were granted to Messrs. Santi and Garcia-Pelayo, as compared with 2011 and 2010, when options to purchase 3,000 shares were granted to Messrs. Santi and Garcia-Pelayo, as additional compensation for their contribution to the efforts of the United States based operations.

Under the Interparfums SA stock option plan, options are granted at the fair market value at the time of grant for a term of 6 years and vest 4 years after the date of grant. However, no options were granted by Interparfums SA during 2012 and 2011 to executive officers. In October 2010, Interparfums SA granted of options to purchase 7,000 shares for each of Messrs. Madar, Benacin, Santi and Garcia-Pelayo and 1,500 shares for Mr. Greenberg.

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

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of the company. In view of his service to the company, Mr. Benacin had received a housing and automobile allowance for more than the past ten (10) years through 2010. As discussed above, in 2011, Mr. Benacin received an increase in base salary of €120,000, in lieu of the €60,000 housing allowance he received in 2010. This is a way we have differentiated him from other executive officers of European operations, and acknowledged his responsibility, skills and experience, as well as the company’s operating results. For 2012, Mr. Benacin received an automobile allowance of €10,800, which is the same amount paid in 2011 and 2010.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintains a pension plan for its employees as required by French law.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2012 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable this Item 11, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2012	380,000	-0-	-0-	106,000	-0-	-0-	-0-	486,000
Chairman and	2011	380,000	-0-	-0-	87,000	-0-	-0-	-0-	467,000
Chief Executive Officer	2010	380,000	-0-	-0-	107,000	-0-	-0-	-0-	487,000

Russell Greenberg,	2012	480,000	50,000	-0-	139,000	-0-	-0-	-0-	669,000
Chief Financial Officer and	2011	457,000	35,000	-0-	114,000	-0-	-0-	-0-	606,000
Executive Vice President	2010	435,000	17,500	-0-	140,000	-0-	-0-	2,850	595,350

Philippe Benacin, President Inter	2012	502,457	326,880	-0-	106,000	-0-	11,213	13,872	960,422
Parfums, Inc., Chief Executive	2011	542,790	253,913	-0-	87,000	-0-	14,846	14,985	913,534
Officer of Interparfums SA	2010	345,082	249,138	-0-	107,000	-0-	10,999	40,816	753,035

Philippe Santi, Executive Vice	2012	357,577	331,375	-0-	17,000	32,233	11,213	-0-	749,398
President and Chief Financial	2011	376,290	274,725	-0-	14,000	24,906	14,846	-0-	704,767
Officer, Interparfums SA	2010	345,082	249,138	-0-	17,000	34,323	10,999	-0-	656,542

Frédéric Garcia-Pelayo,	2012	357,577	331,375	-0-	17,000	32,233	11,213	8,734	758,132
Director Export Sales,	2011	376,290	274,725	-0-	14,000	24,906	14,846	9,435	714,202
Interparfums SA	2010	345,082	249,138	-0-	17,000	34,323	10,999	9,011	665,553

1 Amounts reflected under Option Awards represent the grant date fair values in 2012, 2011 and 2010 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2012 and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	13,872	-0-	13,872

Philippe Santi, Executive Vice President and Director General Delegue, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Director Export Sales, Interparfums SA	-0-	8,734	-0-	8,734

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Closing Price
Jean Madar	12/31/12	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	19.325	19.46
Russell Greenberg	12/31/12	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	19.325	19.46
Philippe Benacin	12/31/12	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	19.325	19.46
Philippe Santi	12/31/12	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,000	19.325	19.46
Philippe Santi	1/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,000	22.195	21.71
Frédéric Garcia-Pelayo	12/31/12	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,000	19.325	19.46
Frédéric Garcia-Pelayo	1/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,000	22.195	21.71

No options were granted by Interparfums SA to executive officers of our company during 2012.

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

Under our company’s stock option plans, the fair market value is determined by the average of the high and low price on the date of grant, not the closing price as reported by The Nasdaq Stock Market. For options granted by Interparfums SA, the option exercise price is granted at the fair market value, which is determined by the quoted market price of the ordinary shares of Interparfums SA.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	28,500	-0-	-0-	12.577	12/26/13
	13,875	-0-	-0-	11.297	2/13/14
	15,200	3,800	-0-	6.925	12/30/14
	11,400	7,600	-0-	12.14	12/30/15
	7,600	11,400	-0-	19.025	12/30/16
	3,800	15,200	-0-	15.59	12/29/17
	-0-	19,000	-0-	19.325	12/30/18

Russell Greenberg	8,500		-0-	-0-	12.577	12/26/13
	12,000		3,000	-0-	6.925	12/30/14
	15,000		10,000	-0-	12.14	12/30/15
	10,000		15,000	-0-	19.025	12/30/16
	5,000		20,000	-0-	15.59	12/29/17
	-0-		25,000	-0-	19.325	12/30/18

Philippe Benacin	28,500	(2)	-0-	-0-	12.577	12/26/13
	13,875		-0-	-0-	11.297	2/13/14
	15,200		3,800	-0-	6.925	12/30/14
	11,400		7,600	-0-	12.14	12/30/15
	7,600		11,400	-0-	19.025	12/30/16
	3,800		15,200	-0-	15.59	12/29/17
	-0-		19,000	-0-	19.325	12/30/18

Philippe Santi	12,750		-0-	-0-	11.297	2/13/14
	1,200		1,800	-0-	15.62	3/28/16
	1,200		1,800	-0-	19.025	12/30/16
	600		2,400	-0-	15.59	12/29/17
	-0-		3,000	-0-	19.325	12/30/18
	-0-		2,000	-0-	22.195	1/30/2019

Frédéric Garcia-Pelayo	12,750	(2)	-0-	-0-	11.297	2/13/14
	1,200		1,800	-0-	15.62	3/28/16
	1,200		1,800	-0-	19.025	12/30/16
	600		2,400	-0-	15.59	12/29/17
	-0-		3,000	-0-	19.325	12/30/18
	-0-		2,000	-0-	22.195	1/30/2019

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	0	7,986	13.25	12/16/2015
	0	8,470	18.95	10/07/2016

Russell Greenberg	0	1,598	13.25	12/16/2015
	0	1,815	18.95	10/07/2016

Philippe Benacin	0	7,986	13.25	12/16/2015
	0	8,470	18.95	10/07/2016

Philippe Santi	0	7,986	13.25	12/16/2015
	0	8,470	18.95	10/07/2016

Frédéric Garcia-Pelayo	0	7,986	13.25	12/16/2015
	0	8,470	18.95	10/07/2016

[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.

2 As of December 31, 2012, the closing price of Interparfums SA as reported by Euronext was 23.16 euro, and the exchange rate was 1.3194 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise effected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	60,000	381,420	-0-	-0-

Russell Greenberg	21,500	150,887	-0-	-0-

Philippe Benacin	60,000	381,420	-0-	-0-

Philippe Santi	1,500	10,294	-0-	-0-

Frédéric Garcia-Pelayo	7,500	49,867	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (euro)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,327	73,443	-0-	-0-

Philippe Benacin	19,327	73,443	-0-	-0-

Russell Greenberg	1,547	5,879	-0-	-0-

Philippe Santi	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo	19,327	73,443	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits following or in connection with retirement during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	190,001	11,213
Philippe Santi	Inter Parfums SA Pension Plan	NA	190,001	11,213
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	190,001	11,213

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

Employment Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2013, Mr. Benacin presently receives an annual salary of €391,200 (approximately $502,500), and automobile expenses of €10,800 (approximately $13,900), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	14,000	-0-	2,496	-0-	-0-	3,735	20,231
Jean Levy[2]	14,000	-0-	4,992	-0-	-0-	28,647	47,639
Robert Bensoussan[3]	8,000	-0-	4,992	-0-	-0-	4,748	17,740
Serge Rosinoer[4]	6,000	-0-	4,992	-0-	-0-	8,368	19,360
Patrick Choël[5]	14,000	-0-	4,992	-0-	-0-	12,171	31,163

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 5,000 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 3,250 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 4,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Rosinoer held options to purchase an aggregate of 3,500 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 2,500 shares of our common stock.

For 2012, all nonemployee directors received $4,000 for each board meeting at which they participate in person, and $2,000 for each meeting held by conference telephone. In addition, commencing January 2012, the annual fee for membership on the audit committee was increased to $6,000 for all members.

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

On February 1, 2013, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Serge Rosinoer and Patrick Choël, all at the exercise price of $21.755 per share under the 2004 plan. Such options vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 21, 2013, we had 30,687,834 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[3]	Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,316,845[4]	23.8%

Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,021,874[5]	22.8%

Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	55,500[6]	Less than 1%

Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	15,750[7]	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	39,063 [8]	Less than 1%

3All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of the Company and Philippe Benacin, the Vice Chairman of the Board and President of the Company, have a verbal agreement or understanding to vote their shares in a like manner.

4Consists of 214,129 shares held directly, 7,022,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 80,375 shares.

5Consists of 218,839 shares held directly, 6,722,660 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 80,375 shares.

6 Consists of 5,000 shares held directly and options to purchase 50,500 shares.

7 Consists of shares of common stock underlying options.

8 Consists of 36,563 shares held directly and options to purchase 2,500 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[3]	Approximate Percent of Class
Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	4, 000[9]	Less than 1%

Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	15,125 [10]	Less than 1%

Serge Rosinoer 14 rue LeSueur 75116 Paris, France	8,000[11]	Less than 1%

Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	13,7005[12]	Less than 1%

Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	15,750[13]	Less than 1%

Axel Marot Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	-0-	NA

Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	22,125[14]	Less than 1%

Royce & Associates, LLC[15] 1414 Avenue of the Americas New York, NY 10019	3,128,654	10.2%

All Directors and Officers (As a Group 12 Persons)	14,527,732[16]	46.7%

9 Consists of 2,250 shares held directly and options to purchase 1,750 shares.

10 Consists of 13,500 shares held directly and options to purchase 1,625 shares.

11 Consists of 6,000 shares held directly and options to purchase 2,000 shares.

12 Consists of 12,700 shares held directly and options to purchase 1,000 shares.

13 Consists of shares of common stock underlying options.

14 Consists of 1,625 shares held directly and options to purchase 20,500 shares.

15 Information derived from an Amendment to Schedule 13G filed February 6, 2013.

16 Consists of 14,255,607 shares held directly or indirectly, and options to purchase 272,125 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	716,325	14.41	592,675
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	716,325	14.41	592,675

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under the Burberry license and Paul Smith license agreements. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2012 fees for such services were $337,438. In January 2012, Inter Parfums USA, LLC, a United States subsidiary, signed a five year license agreement with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry. In 2011 and 2012, Inter Parfums USA, LLC, a United States subsidiary, paid Interparfums Singapore Pte., Ltd., a subsidiary of Interparfums SA, approximately $52,000 and $110,000, respectively as reimbursement for expenses advanced for use of their offices by an Inter Parfums USA, LLC salesperson, including a reasonable allocation of overhead. We estimate that future payments under this arrangement will be approximately $150,000 per year.

Option Exercise with Tender of Previously Owned Shares

The Chief Executive Officer and the President each exercised 60,000 outstanding stock options of the Company’s common stock in 2012. The aggregate exercise price of $1.6 million in 2012 was paid by them tendering to the Company in 2012 an aggregate of 82,322 shares of the Company’s common stock previously owned by them, valued at fair market value on the date of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2012 an additional 4,710 shares for payment of certain withholding taxes resulting from his option exercise.

Consulting Agreement

As discussed above in Item 11, Executive Compensation, after several years without an increase in his $380,000 base salary, we have reached an agreement in principle with Jean Madar Holding SAS, the Chief Executive Officer’s personal holding company, to pay his holding company an additional $250,000 during 2013 for services to be rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. Payments for later years will be the subject of negotiation and approval by the Executive Compensation and Stock Option Committee.

Distribution and Support Arrangements with Clarins

During 2010, we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our majority-owned French subsidiary Interparfums SA, for distribution of prestige brands in the United States. Interparfums Luxury Brands has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011, to share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. In addition, in 2011, our Spanish distribution subsidiary also entered into a similar service agreement with a Clarins subsidiary relating to distribution of prestige fragrances in Spain. Mr. Serge Rosinoer, a director of our Company, is the Vice Chairman of the Supervisory Board of Clarins SA, the parent company of both the Clarins Fragrance Group US and the Clarins subsidiary.

Jimmy Choo

Interparfums SA and J Choo Limited entered into an exclusive, worldwide license agreement commencing on January 1, 2010 and expiring on December 31, 2021, for the creation, development and distribution of fragrances under the Jimmy Choo brand. Mr. Robert Bensoussan, a director of the Corporation, was a director of J Choo Limited and had an indirect ownership interest in J Choo Limited until July 2011.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by WeiserMazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2012 and December 31, 2011.

Audit Fees

During 2012, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $0.9 million. During 2011, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.1 million.

Audit-Related Fees

WeiserMazars LLP did not bill us for any audit-related services during 2012 or 2011.

Tax Fees

WeiserMazars LLP did not bill us for tax services during 2012 or 2011.

All Other Fees

WeiserMazars LLP did not bill us for any other services during 2012 or 2011.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2012, the audit committee authorized the following non-audit services to be performed by WeiserMazars LLP.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2012.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2012. If we require further tax services from WeiserMazars LLP, then the approval of the audit committee must be obtained.

•	If we require other services by WeiserMazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that WeiserMazars LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2013, the audit committee authorized the same non-audit services to be performed by WeiserMazars LLP during 2013 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements annexed hereto

Reports of Independent Registered Public Accounting Firms	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2012	F-4

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012	F-5

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2012	F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-31

(a)(3) Exhibits – The list of exhibits is contained in the Exhibit Index, which follows the signature page of this report.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2012. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 12, 2013

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands except share and per share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$307,335	$35,856
Accounts receivable, net	149,340	175,223
Inventories	142,614	164,077
Receivables, other	2,534	3,258
Other current assets	5,897	4,258
Income taxes receivable	1,968	1,404
Deferred tax assets	13,132	7,270
Total current assets	622,820	391,346
Equipment and leasehold improvements, net	12,289	14,525
Trademarks, licenses and other intangible assets, net	113,041	105,750
Goodwill	954	2,763
Other assets	10,816	1,650
Total assets	$759,920	$516,034

Liabilities and Equity
Current liabilities:
Loans payable – banks	$27,776	$11,826
Current portion of long-term debt	—	4,480
Accounts payable – trade	73,113	112,726
Accrued expenses	68,768	52,042
Income taxes payable	84,030	2,099
Dividends payable	2,453	2,443
Total current liabilities	256,140	185,616
Deferred tax liability	3,799	6,068
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 30,680,634 and 30,541,506 shares at December 31, 2012 and 2011, respectively	31	31
Additional paid-in capital	54,679	50,883
Retained earnings	349,672	228,164
Accumulated other comprehensive income	12,498	7,747
Treasury stock, at cost, 9,976,524 and 10,009,492 common shares at December 31, 2012 and 2011	(35,404)	(34,151)
Total Inter Parfums, Inc. shareholders’ equity	381,476	252,674
Noncontrolling interest	118,505	71,676
Total equity	499,981	324,350
Total liabilities and equity	$759,920	$516,034

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Income Years ended December 31, 2012, 2011, and 2010 (In thousands except share and per share data)
	2012	2011	2010
Net sales	$654,117	$615,220	$460,411
Cost of sales	246,931	231,746	187,501
Gross margin	407,186	383,474	272,910

Selling, general, and administrative expenses	325,799	315,698	216,474
Gain on termination of license	(198,838)	—	—
Impairment of goodwill	1,811	837	—
Total operating expenses	128,772	316,535	216,474
Income from operations	278,414	66,939	56,436

Other expenses (income):
Interest expense	1,654	2,197	2,116
(Gain) loss on foreign currency	3,128	(1,546)	2,132
Interest and dividend income	(1,133)	(1,105)	(1,652)
	3,649	(454)	2,596

Income before income taxes	274,765	67,393	53,840
Income taxes	97,875	24,444	18,165
Net income	176,890	42,949	35,675
Less: Net income attributable to the noncontrolling interest	45,754	10,646	9,082
Net income attributable to Inter Parfums, Inc.	$131,136	$32,303	$26,593

Net income attributable to Inter Parfums, Inc. common shareholders’:
Basic	$4.29	$1.06	$0.88
Diluted	4.26	1.05	0.87

Weighted average number of shares outstanding:
Basic	30,574,772	30,514,529	30,360,602
Diluted	30,715,684	30,677,825	30,481,991

Dividends declared per share	$0.32	$0.32	$0.26

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011, and 2010

(In thousands except share and per share data)

	2012	2011	2010

Net income	$176,890	$42,949	$35,675

Other comprehensive income:
Net derivative instrument gain, net of tax	22	18	157
Translation adjustments, net of tax	6,419	(9,680)	(17,784)
	6,441	(9,662)	(17,627)
Comprehensive income	183,331	33,287	18,048

Comprehensive income attributable to noncontrolling interests:

Net income	45,754	10,646	9,082
Net derivative instrument gain, net of tax	6	7	74
Translation adjustments, net of tax	1,684	(2,659)	(4,436)
	47,444	7,994	4,720
Comprehensive income attributable to Inter Parfums Inc.:	$135,887	$25,293	$13,328

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2012, 2011, and 2010

(In thousands except share data)

	Inter Parfums, Inc. shareholders
					Accumulated
	Common stock		Additional		other
	outstanding		paid-in	Retained	comprehensive	Treasury stock		Noncontrolling
	Shares	Amount	capital	earnings	income	Shares	Amount	interest	Total
Balance – January 1, 2010	30,171,952	$30	$45,126	$186,611	$28,022	10,056,966	$(33,043)	$60,667	$287,413
Net income	—	—	—	26,593	—	—	—	9,082	35,675
Foreign currency translation adjustments	—	—	—	—	(13,348)	—	—	(4,436)	(17,784)
Net derivative instrument gain, net of tax	—	—	—	—	83	—	—	74	157
Dividends	—	—	—	(7,901)	—	—	—	(2,048)	(9,949)
Shares issued upon exercise of stock options including income tax benefit of $520	376,455	—	4,012	—	—	(150,000)	493	—	4,505
Stock compensation	—	—	597	150	—	—	—	52	799
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,087)	—	—	—	—	(2,508)	(4,595)
Sale of subsidiary shares to noncontrolling interest	—	—	1,239	—	—	—	—	4,087	5,326
Shares received as proceeds of option exercises	(102,526)	—	—	—	—	102,526	(1,601)	—	(1,601)

Balance – December 31, 2010	30,445,881	30	48,887	205,453	14,757	10,009,492	(34,151)	64,970	299,946
Net income	—	—	—	32,303	—	—	—	10,646	42,949
Foreign currency translation adjustments	—	—	—	—	(7,021)	—	—	(2,659)	(9,680)
Net derivative instrument gain, net of tax	—	—	—	—	11	—	—	7	18
Dividends	—	—	—	(9,768)	—	—	—	(3,149)	(12,917)
Shares issued upon exercise of stock options including income tax benefit of $110	95,625	1	1,092	—	—	—	—	—	1,093
Stock compensation	—	—	695	176	—	—	—	64	935
Purchase of subsidiary shares from noncontrolling interest	—	—	(417)	—	—	—	—	(333)	(750)
Sale of subsidiary shares to noncontrolling interest	—	—	626	—	—	—	—	2,130	2,756

Balance – December 31, 2011	30,541,506	31	50,883	228,164	7,747	10,009,492	(34,151)	71,676	324,350
Net income	—	—	—	131,136	—	—	—	45,754	176,890
Foreign currency translation adjustments	—	—	—	—	4,735	—	—	1,684	6,419
Net derivative instrument gain, net of tax	—	—	—	—	16	—	—	6	22
Dividends	—	—	—	(9,789)	—	—	—	(3,333)	(13,122)
Shares issued upon exercise of stock options including income tax benefit of $100	226,160	—	2,568	—	—	(120,000)	409	—	2,977
Stock compensation	—	—	491	161	—	—	—	59	711
Sale of subsidiary shares to noncontrolling interest	—	—	737	—	—	—	—	2,659	3,396
Shares received as proceeds of option exercises	(87,032)	—	—	—	—	87,032	(1,662)	—	(1,662)

Balance – December 31, 2012	30,680,634	$31	$54,679	$349,672	$12,498	9,976,524	$(35,404)	$118,505	$499,981

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2012, 2011, and 2010 (In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$176,890	$42,949	$35,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,554	13,073	9,188
Impairment of goodwill	1,811	837	—
Provision for doubtful accounts	914	2,838	3,127
Noncash stock compensation	832	1,060	895
Gain on termination of license	(198,838)	—	—
Excess tax benefits from stock-based compensation arrangements	(100)	(110)	—
Deferred tax (benefit)	(7,903)	(1,009)	(4,558)
Change in fair value of derivatives	(68)	(272)	(362)
Changes in:
Accounts receivable	27,302	(88,915)	(5,915)
Inventories	13,568	(60,494)	(29,110)
Other assets	(9,611)	993	2,127
Accounts payable and accrued expenses	(40,773)	72,664	20,804
Income taxes, net	81,062	(7,335)	5,974
Net cash provided by (used in) operating activities	60,641	(23,721)	37,845
Cash flows from investing activities:
Purchases of short-term investments	—	(10,823)	(112,495)
Proceeds from sale of short-term investments	—	62,111	63,510
Proceeds from termination of license, net of transaction fees and other settlements	235,650	—	—
Purchase of equipment and leasehold improvements	(9,474)	(9,946)	(6,085)
Payment for intangible assets acquired	(19,717)	(4,605)	(22,209)
Net cash provided by (used in) investing activities	206,459	36,737	(77,279)
Cash flows from financing activities:
Proceeds from loans payable – banks	15,300	7,230	254
Repayment of long-term debt	(4,379)	(11,673)	(10,865)
Purchase of treasury stock	(90)	—	(106)
Proceeds from exercise of options and warrants including tax benefits	1,305	983	3,009
Excess tax benefits from stock-based compensation arrangements	100	110	—
Proceeds from sale of stock of subsidiary	3,396	2,756	5,326
Payment for acquisition of noncontrolling interests	—	(750)	(4,595)
Dividends paid	(9,780)	(9,304)	(6,918)
Dividends paid to noncontrolling interests	(3,333)	(3,149)	(2,048)
Net cash provided by (used in) financing activities	2,519	(13,797)	(15,943)
Effect of exchange rate changes on cash	1,860	(911)	(7,542)
Net increase (decrease) in cash and cash equivalents	271,479	(1,692)	(62,919)
Cash and cash equivalents – beginning of year	35,856	37,548	100,467
Cash and cash equivalents – end of year	$307,335	$35,856	$37,548
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,799	$1,972	$2,297
Income taxes	20,584	32,716	14,944

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from our Burberry license represented 46%, 50% and 53% of net sales in 2012, 2011 and 2010, respectively (see Note (2) “Termination of Burberry License”). For the years ended December 31, 2012, 2011 and 2010, no other licensed brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 73% owned Interparfums SA (“IPSA”), a subsidiary whose stock is publicly traded in France. In 2010, IPSA formed two wholly-owned subsidiaries, Interparfums Singapore Pte. Ltd., and Interparfums Luxury Brands, Inc., an Asian sales and marketing office and a U.S. distribution company, respectively. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Short-term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

From time to time, the Company has short-term investments which consist of certificates of deposit with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes our credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are held at financial institutions outside the United States.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible which aggregated $10.6 million and $9.5 million as of December 31, 2012 and 2011, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated, $4.0 million, $4.4 million and $3.0 million as of December 31, 2012, 2011 and 2010, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $19.9 million and $7.5 million as of December 31, 2012 and 2011, respectively. The inventory reserves as of December 31, 2012, include a reserve of approximately $10.0 million on the Burberry inventories as reported in Note 2 of these Notes to Consolidated Financial Statements.

Derivatives

All derivative instruments are recorded as either assets or liabilities and measured at fair value. The Company uses derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in equity (as a component of accumulated other comprehensive income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. The Company also holds certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are recorded in earnings immediately.

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

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not (i) reduce the fair value of the reporting unit below its fair value or (ii) indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing goodwill for impairment, the Company performs a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. If we determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is performed. Otherwise, further testing is not needed. The first step of the two-step impairment test involves a comparison of the estimated fair value of the reporting unit to the carrying value of that unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step of the process involves comparison of the implied fair value of goodwill (based on industry purchase and sale transaction data) with its carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as an amount equal to the excess.

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

No one customer represented 10% or more of net sales in 2012, 2011 or 2010.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $8.4 million, $8.8 million and $5.3 million in 2012, 2011 and 2010, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, commencing in January 2011 we took over U.S. distribution of our European based prestige products, and for U.S. based customers we allow customer returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $132.7 million, $127.8 million and $69.2 million for 2012, 2011 and 2010, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $46.5 million, $48.4 million and $30.2 million in 2012, 2011 and 2010, respectively. Accrued expenses include approximately $24.4 million and $16.4 million in advertising liabilities as of December 31, 2012 and 2011, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

In certain cases, the Company may pay an entry fee to acquire, or enter into, a license where the licensor or another licensee was operating a pre-existing fragrance business.  In those cases, the entry fee is capitalized as an intangible asset and amortized over its useful life.

Most license agreements require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

In addition, the Company is exposed to certain concentration risk. Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses (see Note (2) “Termination of Burberry License”).

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

December 31, 2012, 2011 and 2010

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

Recent Accounting Pronouncements

In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform to US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations and cash flows.

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

There are no other new accounting pronouncements issued but not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts in the accompanying consolidated statements of income have been reclassified to conform to current period presentation. More specifically, $3.3 million and $1.1 million of selling, general and administrative expenses for the years ended December 31, 2011 and 2010, respectively, have been reclassified to cost of sales.

(2)	Termination of Burberry License

In December 2011, the Company and Burberry began discussions regarding the potential establishment of a new operating structure for the Burberry fragrance and beauty business. On July 16, 2012, while discussions were still underway, Burberry exercised its option to buy-out the license rights effective December 31, 2012. On July 26, 2012, discussions with Burberry on the creation of a new operating model were discontinued as we were unable to agree on final terms. On October 11, 2012 the Company and Burberry entered into a transition agreement that provides for certain license rights and obligations through March 31, 2013. The Company will continue to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provides for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

Accounts receivables and accounts payables will be collected and paid in the ordinary course of business. The transition agreement provides that inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Burberry also agreed to purchase, at cost, Burberry Beauty finished goods subject to a $4.0 million maximum, and all or part of Burberry fragrance and Burberry Beauty raw materials and components subject to a $6.5 million maximum. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry as of March 31, 2013. Taxes on the gain at approximately 36% will be paid by the Company in April 2013.

The Company has determined that the transaction was substantially completed as of December 31, 2012, as the transition agreement was signed in the fourth quarter of 2012, the exit payment of €181 million (approximately $239 million) was received on December 21, 2012, and the 2013 relationship, per the terms of the transition agreement, as indicated above, is significantly different from the original license agreement. Accordingly, the gain was recognized as of December 31, 2012.

The following table sets forth a summary of the gain on termination of license which is included in income from operations on the accompanying statement of income for the year ended December 31, 2012:

Exit payment (received December 21, 2012)	$239,075

Expenses of termination:
Inventory reserves	10,037
Wages including $13.8 million in Interparfums SA profit sharing requirements	14,391
Write-off of intangible assets	7,675
Writedown of fixed assets	3,483
Write-off of unused modeling rights	1,226
Legal, professional and other agreed settlements	3,425

40,237

Gain on termination of license	$198,838

The $14.4 million of wages is included in accrued expenses on the accompanying balance sheet as of December 31, 2012 and the $3.4 million of legal, professional and other agreed settlements have been paid as of December 31, 2012.

(3)	Recent Agreements

Dunhill

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited (“Dunhill”) brand. Our rights under the agreement will commence on April 3, 2013 when we will take over production and distribution of the existing Dunhill fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company agreed to pay an upfront entry fee of $0.9 million for this license which will be paid before the commencement date.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

Karl Lagerfeld

In October 2012, we entered into a 20-year exclusive worldwide license agreement to create, produce and distribute perfumes under the Karl Lagerfeld brand. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million, (approximately $12.5 million). In addition, the Company has made an advance royalty payment to the licensor of €9.6 million, (approximately $12.5 million). This advance royalty payment is to be credited against future royalty payments as follows: every year in which the royalties due are higher than €0.5 million, the amount of royalties exceeding €0.5 million will be credited up to €0.5 million in each such year. The advance royalty has been discounted to its net present value which is included in other assets on the accompanying balance sheet and the resulting discount of approximately $4.4 million has been added to intangible assets and will be amortized together with the license entry fee, over the initial term of the license.

Repetto

In December 2011, we entered into a 13-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Repetto brand. Our rights under the agreement commenced on January 1, 2012. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

The Gap, Inc.

In July 2011, we renewed our exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrances for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In July 2011, we also renewed our license agreement with The Gap, Inc. for international distribution of fragrances through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers.

These renewal agreements, which took effect on January 1, 2012 and run through December 31, 2014, contain terms and conditions similar to those of the original agreements.

Pierre Balmain

In July 2011, we entered into a 12-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an up front entry fee of €2.1 million (approximately $2.7 million) for this license.

Anna Sui

In June 2011, we entered into a 10-year exclusive worldwide fragrance license agreement, with two five-year renewal options, to create, produce and distribute perfumes and fragrance-related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an upfront entry fee of $2.0 million for this license which was recorded and paid in 2012.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

S. T. Dupont

In April 2011, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2016. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended in 2006 for an additional three years until June 2011.

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

Betsey Johnson

In July 2010, the Company entered into an exclusive worldwide agreement with Betsey Johnson LLC under which the Company will design, manufacture and sell fragrance, color cosmetics, as well as other personal care products across a broad retail spectrum. The agreement, which runs through December 31, 2015 with a five-year optional term if certain conditions are met, encompasses both direct sales to global Betsey Johnson stores and e-commerce site, as well as a licensing component, enabling us to sell these fragrance and beauty products to specialty and department stores, as well as other retail outlets worldwide. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

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

(4)	Inventories

	December 31,
	2012	2011
Raw materials and component parts	$47,732	$64,411
Finished goods	94,882	99,666
	$142,614	$164,077

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$784	$—	$784	$—

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$3,532	$—	$3,532	$—
Interest rate swaps	69	—	69	—

	$3,601	$—	$3,601	$—

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

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using third party quotes obtained from financial institutions.

(6)	Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. The Company did not enter into any cash flow hedges during the three-year period ended December 31, 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	December 31, 2012	December 31, 2011

Interest rate swaps	Interest expense	$68	$272
Foreign exchange contracts	Gain (loss) on foreign currency	$153	$(108)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability at December 31, 2011 which is included in long-term debt on the accompanying balance sheet. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2012 resulted in an asset and is included in other current assets on the accompanying balance sheet, and in 2011 such valuation resulted in a liability and is included in accrued expenses. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

At December 31, 2012, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $48.0 million and GB £5.2 million which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2012	2011
Equipment	$41,447	$35,160
Leasehold improvements	2,465	2,265
	43,912	37,425
Less accumulated depreciation and amortization	31,623	22,900
	$12,289	$14,525

Depreciation and amortization expense was $8.6 million, $6.0 million and $3.5 million for 2012, 2011 and 2010, respectively.

(8)	Trademarks, Licenses and Other Intangible Assets

2012	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,631	$—	$6,631
Trademarks (finite lives)	53,115	382	52,733
Licenses (finite lives)	69,373	18,387	50,986
Other intangible assets (finite lives)	15,469	12,778	2,691
Subtotal	137,957	31,547	106,410
Total	$144,588	$31,547	$113,041

2011	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,590	$—	$6,590
Trademarks (finite lives)	50,127	151	49,976
Licenses (finite lives)	70,109	23,289	46,820
Other intangible assets (finite lives)	13,953	11,589	2,364
Subtotal	134,189	35,029	99,160
Total	$140,779	$35,029	$105,750

No impairment charges for trademarks with indefinite useful lives were required in 2012, 2011 and 2010. Amortization expense was $7.0 million, $7.9 million and $5.7 million for 2012, 2011 and 2010, respectively. Amortization expense is expected to approximate $5.4 million in 2013 and 2014, $4.7 million in 2015 and $4.3 million in 2016 and 2017. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 9 years and 2 years, respectively, and 12 years in the aggregate.

Trademarks (finite lives) primarily represents Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $92 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

(9)	Goodwill and Other Intangible Assets

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis, and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,308	$—	$—	$2,308

Goodwill	$954	$—	$—	$954

		Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,263	$—	$—	$2,263

Goodwill	$2,763	$—	$—	$2,763

The goodwill and trademarks referred to above, relate to the Company’s Nickel skin care business which is primarily a component of our European operations. The Company has determined that it may be inclined to sell the Nickel business within the next few years. As a result, the Company has determined that as of December 31, 2012, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.8 million. A similar evaluation is performed every year and in 2011, the Company recorded an impairment loss of $0.8 million. Accumulated impairment losses relating to goodwill aggregated $6.1 million as of December 31, 2012.

To determine fair value of indefinite-lived intangible assets, the Company uses an income approach, including the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future sales levels, market royalty rates, future tax rates and discount rates. The Company uses this method to determine if an impairment charge is required relating to the Nickel trademarks. Although impairment charges have been taken in the past, no impairment charge relating to the Nickel trademarks was required in 2012, 2011 or 2010. The Company assumed a market royalty rate of 6% and a discount rate of 7.6%.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

The fair values used in our evaluations are also estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.6%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets other than the Nickel trademarks referred to above. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Activity relating to the goodwill is as follows:

	December 31,
	2012	2011
Balance - beginning of year	$2,763	$3,654
Effect of changes in foreign currency translation rates	2	(54)
Impairment loss	(1,811)	(837)

Balance - end of year	$954	$2,763

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $50 million. These credit lines bear interest at EURIBOR plus 0.6%, 0.7% or 0.8% (EURIBOR was 0.2% at December 31, 2012). Outstanding amounts totaled $27.8 million and $11.8 million at December 31, 2012 and 2011, respectively.

The Company and its domestic subsidiaries have available a $15 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.25% as of December 31, 2012). The line of credit which has a maturity date of April 30, 2013 is expected to be renewed on an annual basis. There were no borrowings outstanding pursuant to this line of credit as of December 31, 2012 and 2011.

The weighted average interest rate on short-term borrowings was 0.8% and 1.7% as of December 31, 2012 and 2011, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

(11)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2023. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $11.8 million, $12.7 million and $10.6 million in 2012, 2011 and 2010, respectively. Minimum future annual rental payments are as follows:

2013	$4,527
2014	4,163
2015	3,709
2016	3,742
2017	3,641
Thereafter	10,298
$30,080

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2032. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2013	$88,704
2014	91,577
2015	98,118
2016	95,294
2017	93,807
Thereafter	507,170
$974,670

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2012, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $58.8 million, $51.3 million and $40.2 million, in 2012, 2011 and 2010, respectively, and represented 9.0%, 8.3% and 8.8% of net sales for the years ended December 31, 2012, 2011 and 2010.

(12)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2012 and 2011 aggregated $0.9 million and $0.6 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

The following table sets forth information with respect to nonvested options for 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	456,923	$4.40
Nonvested options granted	128,850	$5.54
Nonvested options vested or forfeited	(239,698)	$4.12
Nonvested options – end of year	346,075	$5.02

Share-based payment expenses decreased income before income taxes by $0.8 million, $1.1 million and $0.9 million in 2012, 2011 and 2010, respectively, decreased net income attributable to Inter Parfums, Inc. by $0.50 million, $0.60 million and $0.55 million in 2012, 2011 and 2010, respectively, and reduced diluted earnings per share by $0.01 in 2012 and $0.02 in 2011 and 2010.

The following table summarizes stock option activity and related information for the years ended December 31, 2012, 2011 and 2010 and does not include information relating to options of IPSA granted by IPSA, our majority-owned subsidiary:

	Year ended December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	823,275	$13.20	807,620	$12.78	920,825	$11.32
Options granted	128,850	19.25	118,900	15.66	120,200	18.64
Options exercised	(226,160)	12.72	(95,625)	12.66	(226,455)	10.00
Options cancelled	(9,730)	15.37	(7,620)	14.37	(6,950)	11.27
Shares under options - end of year	716,235	14.41	823,275	13.20	807,620	12.78

At December 31, 2012, options for 592,675 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $3.6 million as of December 31, 2012 and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. common stock aggregated $1.6 million, which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, IPSA, was €0.4 million (approximately $0.5 million). Options under IPSA plans vest four years after grant.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2012, 2011 and 2010 were $5.54, $4.59 and $5.59 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2012, 2011 and 2010 are set forth in the following table:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Weighted-average expected stock-price volatility	38%	40%	39%
Weighted-average expected option life	5.0 years	4.5 years	4.5 years
Weighted-average risk-free interest rate	0.7%	0.9%	2.1%
Weighted-average dividend yield	1.7%	1.7%	1.7%

Expected volatility is estimated based on historic volatility of the Company’s common stock. In 2012 and 2011, the expected term of the option is estimated based on historic data. In 2010, the Company used the simplified method as historic data regarding employee exercise behavior was incomplete. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price increase.

Stock-based employee compensation determined under the fair value based method, net of related tax effects, includes compensation incurred by IPSA, our majority-owned subsidiary whose stock is publicly traded in France. No options were granted by IPSA in 2012 and 2011. The weighted average fair values of the options granted by IPSA during 2010 was €6.55 per share on the date of grant using the Black-Scholes option pricing model.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2012	2011	2010
Cash proceeds from stock options exercised	$1,305	$1,210	$771
Tax benefits	$100	$—	$520
Intrinsic value of stock options exercised	$1,359	$720	$1,195

The following table summarizes additional stock option information as of December 31, 2012:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$6.15 – $6.93	70,750	1.97 years	54,790
$11.30 – $11.41	118,425	1.09 years	112,875
$12.14 – $12.58	170,360	2.02 years	133,880
$13.45	4,000	2.08 years	1,750
$15.59 - $15.62	116,750	4.91 years	24,550
$17.07 - $17.94	8,000	3.65 years	875
$19.03 - $19.33	227,950	5.09 years	41,440
Totals	716,235	3.33 Years	370,160

As of December 31, 2012, the weighted average exercise price of options exercisable was $12.23 and the weighted average remaining contractual life of options exercisable is 2.04 years. The aggregate intrinsic value of options exercisable at December 31, 2012 is $2.7 million.

The Chief Executive Officer and the President each exercised 60,000 and 75,000 outstanding stock options of the Company’s common stock in 2012 and 2010, respectively. The aggregate exercise prices of $1.6 million in 2012 and $1.5 million in 2010 were paid by them tendering to the Company in 2012 and 2010, an aggregate of 82,322 and 95,744 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2012 and 2010 an additional 4,710 and 6,782 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

Dividends

The quarterly dividend of $2.5 million ($0.08 per share) declared in December 2012 was paid in January 2013. Furthermore, in January 2013 the Board of Directors of the Company authorized a 50% increase in the annual dividend to $0.48 per share. The next quarterly dividend of $0.12 per share will be paid on April 15, 2013 to shareholders of record on March 29, 2013.

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

	Year ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Inter Parfums, Inc.	$131,136	$32,303	$26,593
Effect of dilutive securities of consolidated subsidiary	(168)	(82)	(86)
Numerator for diluted earnings per share	$130,968	$32,221	$26,507

Denominator:
Weighted average shares	30,574,772	30,514,529	30,360,602
Effect of dilutive securities:
Stock options and warrants	140,912	163,296	121,389
Denominator for diluted earnings per share	30,715,684	30,677,825	30,481,991

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$4.29	$1.06	$0.88
Diluted	4.26	1.05	0.87

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 230,000, 118,000, and 154,000 shares of common stock for 2012, 2011, and 2010, respectively, and outstanding warrants to purchase 81,000 shares of common stock for 2010.

(14)	Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sale of the prestige brand name fragrances and United States operations represent the sale of specialty retail and prestige brand name fragrances. Information on the Company’s operations by segments is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

	Year ended December 31,
	2012	2011	2010
Net sales:
United States	$83,106	$62,976	$55,535
Europe	571,877	552,415	404,876
Eliminations of intercompany sales	(866)	(171)	—
	$654,117	$615,220	$460,411
Net income attributable to Inter Parfums, Inc.:
United States	$5,078	$2,108	$769
Europe	126,045	30,217	25,803
Eliminations	13	(22)	21
	$131,136	$32,303	$26,593
Depreciation and amortization expense:
United States	$958	$507	$582
Europe	14,596	12,566	8,606
	$15,554	$13,073	$9,188
Interest and dividend income:
United States	$7	$10	$2
Europe	1,126	1,095	1,650
	$1,133	$1,105	$1,652
Interest expense:
United States	$38	$11	$71
Europe	1,616	2,186	2,045
	$1,654	$2,197	$2,116
Income tax expense (benefit):
United States	$3,804	$1,405	$596
Europe	94,063	23,053	17,554
Eliminations	8	(14)	15
	$97,875	$24,444	$18,165

	December 31,
	2012	2011	2010
Total assets:
United States	$64,278	$59,841	$40,896
Europe	704,464	465,747	398,547
Eliminations of investment in subsidiary	(8,822)	(9,554)	(1,338)
	$759,920	$516,034	$438,105
Additions to long-lived assets:
United States	$3,131	$572	$305
Europe	26,060	13,979	27,990
	$29,191	$14,551	$28,295
Total long-lived assets:
United States	$7,572	$5,400	$5,335
Europe	118,712	117,638	120,929
	$126,284	$123,038	$126,264
Deferred tax assets:
United States	$762	$1,505	$1,580
Europe	12,361	5,748	5,650
Eliminations	9	17	—
	$13,132	$7,270	$7,230

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

United States export sales were approximately $38.8 million, $24.9 million and $25.7 million in 2012, 2011 and 2010, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2012	2011	2010
North America	$175,400	$150,000	$91,200
Europe	241,300	246,000	211,800
Central and South America	53,000	61,000	41,900
Middle East	62,100	57,000	45,500
Asia	115,300	95,000	66,500
Other	7,000	6,200	3,500

	$654,100	$615,200	$460,400

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$167,000	$138,000	$86,000
United Kingdom	$48,000	$45,000	$35,000
France	$46,000	$48,000	$37,000

(15)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2008. In 2010, the French Tax Authorities commenced an examination of the French subsidiary’s income tax returns for 2006 through 2008. In October 2011, the Company agreed in principle with the French tax authority on the consequences of the audit, which covered income tax and non-income tax items. As a result, the Company increased income tax expense by $1.7 million and reduced its reserve for contingency related to non-income tax items recorded in 2010 by $1.3 million.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company did not recognize any increase in the liability for unrecognized tax benefits and has no uncertain tax position at December 31, 2012. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No interest or penalties were recognized during the periods presented and there is no accrual for interest and penalties at December 31, 2012.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2012	2011	2010
U.S. operations	$8,904	$3,478	$1,364
Foreign operations	265,861	63,915	52,476

	$274,765	$67,393	$53,840

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$2,511	$1,269	$515
State and local	558	286	112
Foreign	102,717	23,898	22,096
	105,786	25,453	22,723
Deferred:
Federal	703	(170)	22
State and local	40	3	(53)
Foreign	(8,654)	(842)	(4,527)
	(7,911)	(1,009)	(4,558)
Total income tax expense	$97,875	$24,444	$18,165

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Foreign net operating loss carry-forwards	$591	$629
Alternative minimum tax credit carry-forwards	—	514
Inventory and accounts receivable	703	392
Profit sharing	6,352	1,806
Stock option compensation	540	682
Effect of inventory profit elimination	5,560	3,424
Other	(23)	452
Total gross deferred tax assets	13,723	7,899
Valuation allowance	(591)	(629)
Net deferred tax assets	13,132	7,270
Deferred tax liabilities (long-term):
Trademarks and licenses	(3,502)	(5,975)
Other	(297)	(93)
Total deferred tax liabilities	(3,799)	(6,068)
Net deferred tax assets	$9,333	$1,202

Valuation allowances had been provided on the potential benefit of state net operating loss carry-forwards as it was determined that future tax benefits from option compensation deductions might prevent the net operating loss carry-forwards from being fully utilized. In 2011, all remaining state net operating loss carry-forwards, aggregating $0.4 million were written off against the valuation allowance, as they were no longer available for utilization. In 2010, $0.2 million of such valuation allowances were realized which was equal to the benefits realized from the utilization of net operating loss carry-forwards. The amounts realized were credited to additional paid-in capital in 2010.

In addition, valuation allowances aggregating $1.7 million were provided through 2010 against certain foreign net operating loss carry-forwards, as it was determined that future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards. In 2011, approximately $1.1 million of such valuation allowances was realized as the Company was able to utilize certain foreign net operating loss carry-forwards for which a valuation allowance had been established.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

No further valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes on $320 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2012 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2012	2011	2010
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.1	0.3	0.1
Effect of foreign taxes greater than (less than) U.S. statutory rates	1.4	2.0	(0.5)
Other	0.1	—	0.1
Effective rates	35.6%	36.3%	33.7%

(16)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consists of the following:

	Year ended December 31,
	2012	2011	2010

Net derivative instruments, beginning of year	$224	$213	$130
Reclassification adjustment for gains included in net income	—	—	—
Gain on derivative instruments	16	11	83
Net derivative instruments, end of year	240	224	213

Cumulative translation adjustments, beginning of year	7,523	14,544	27,892
Translation adjustments	4,735	(7,021)	(13,348)
Cumulative translation adjustments, end of year	12,258	7,523	14,544

Accumulated other comprehensive income	$12,498	$7,747	$14,757

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except share and per share data)

(17)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2012	2011	2010

Net income attributable to Inter Parfums, Inc.	$131,136	$32,303	$26,593
Increase (decrease) in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	737	209	(848)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$131,873	$32,512	$25,745

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2012	$5,320	914	120	(d)	280	(a)	6,074
Year ended December 31, 2011	$4,367	2,838	(211	)(d)	1,674	(a)	5,320
Year ended December 31, 2010	$2,096	3,147	(106	)(d)	770	(a)	4,367

Sales return accrual:
Year ended December 31, 2012	$4,172	4,249	-		3,895	(b)	4,526
Year ended December 31, 2011	$1,560	4,129	-		1,517	(b)	4,172
Year ended December 31, 2010	$296	1,496	-		232	(b)	1,560

Inventory Reserve:
Year ended December 31, 2012	$7,460	17,957	449	(d)	5,943	(c)	19,923
Year ended December 31, 2011	$6,242	3,880	(272	)(d)	2,390	(c)	7,460
Year ended December 31, 2010	$7,150	1,766	(405	)(d)	2,269	(c)	6,242

(a)       Write-off of bad debts.

(b)       Write-off of sales returns.

(c)       Disposal of inventory

(d)       Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 12, 2013
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 12, 2013
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	March 12, 2013
Philippe Benacin

/s/ Philippe Santi	Director	March 12, 2013
Philippe Santi

/s/ Francois Heilbronn	Director	March 6, 2013
Francois Heilbronn

/s/ Jean Levy	Director	March 1, 2013
Jean Levy

Director
Robert Bensoussan-Torres

/s/ Serge Rosinoer	Director	March 1, 2013
Serge Rosinoer

/s/ Patrick Choël	Director	February 28, 2013
Patrick Choël

91

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

1

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

2

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

3

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

4

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

Exhibit No.	Description

3.5	Articles of Incorporation of Inter Parfums, Limited

3.6	Organizational Document of Inter Parfums (Suisse) Sarl (French original)

3.6.1	Organizational Document of Inter Parfums (Suisse) Sarl (English translation)

4.32	Form of Option Agreement for Options Granted to Executive Officers on December 30, 2011 with Schedule of Option Holders and Options Granted

10.128	License Agreement Between Van Cleef & Arpels Logistics SA, and Interparfums SA, entered into on June 19, 2006 (Certain confidential information in this Exhibit 10.128 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

21	List of Subsidiaries

23.1	Consent of WeiserMazars LLP

23.2	2009 Consent of Mazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

5

The following documents, previously filed with the Commission more than five years ago, are filed again with this report:

Exhibit No.	Description	Page No.
10.130	Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - French Original (Certain confidential information in this Exhibit 10.130 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	149

10.130.1	Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - English Translation (Certain confidential information in this Exhibit 10.130.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	155

10.131	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- French Original	161

10.131.1	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- English Translation	167

4.26	Addendum [France] to 2004 Stock Option Plan	135

4.28	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 with Schedule of Option Holders and Number of Options Granted	141

4.29	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 under French Addendum to Stock Option Plan with Schedule of Option Holders and Number of Options Granted	145

The following documents are also filed with this report:

10.151	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2012 with Schedule of Option Holders and Options Granted	177

6

10.152	Form of Option Agreement for Options Granted to Executive Officers on January 31, 2013 with Schedule of Option Holders and Options Granted	180

10.153	Seventh Modification of Lease dated February 7, 2013 for 15th Floor at 551 Fifth Avenue, New York, NY	183

10.154	Consulting Agreement with Jean Madar Holding SAS [Summary]	199

10.155	$15 Million Master Promissory Note Dated as of January 31, 2013 in favor of Capital One, NA	200

21	List of Subsidiaries	203

23.1	Consent of WeiserMazars LLP	204

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	205

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	206

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	207

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	208

7