Form 10-Q
period 2013-03-31
INTER PARFUMS INC
filed 2013-05-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code

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

At May 6, 2013, there were 30,734,484 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$146,205	$307,335
Short-term investments	166,891	—
Accounts receivable, net	190,217	149,340
Inventories	110,825	142,614
Receivables, other	2,001	2,534
Other current assets	4,744	5,897
Income taxes receivable	204	1,968
Deferred tax assets	6,687	13,132

Total current assets	627,774	622,820

Equipment and leasehold improvements, net	11,597	12,289
Trademarks, licenses and other intangible assets, net	108,583	113,041
Goodwill	931	954
Other assets	10,713	10,816

Total assets	$759,598	$759,920
LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$26,688	$27,776
Accounts payable - trade	60,540	73,113
Accrued expenses	49,149	68,768
Income taxes payable	90,549	84,030
Dividends payable	3,683	2,453
Total current liabilities	230,609	256,140
Deferred tax liability	3,678	3,799
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,702,159 and 30,680,834 shares at March 31, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	55,058	54,679
Retained earnings	377,724	349,672
Accumulated other comprehensive income	2,118	12,498
Treasury stock, at cost, 9,976,524 common shares at March 31, 2013 and December 31, 2012	(35,404)	(35,404)
Total Inter Parfums, Inc. shareholders’ equity	399,527	381,476
Noncontrolling interest	125,784	118,505
Total equity	525,311	499,981
Total liabilities and equity	$759,598	$759,920

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012

Net sales	$213,810	$165,368

Cost of sales	79,167	58,690

Gross margin	134,643	106,678

Selling, general and administrative expenses	67,667	74,924

Income from operations	66,976	31,754

Other expenses (income):
Interest expense	457	362
Loss on foreign currency	1,443	248
Interest and dividend income	(1,189)	(524)

	711	86

Income before income taxes	66,265	31,668

Income taxes	23,323	11,414

Net income	42,942	20,254

Less: Net income attributable to the noncontrolling interest	11,246	4,757

Net income attributable to Inter Parfums, Inc.	$31,696	$15,497

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.03	$0.51
Diluted	$1.03	$0.51

Weighted average number of shares outstanding:
Basic	30,687	30,551
Diluted	30,847	30,686

Dividends declared per share	$0.12	$0.08

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Comprehensive income:

Net income	$42,942	$20,254

Other comprehensive income:

Net derivative instrument gain, net of tax	9	102

Translation adjustments, net of tax	(14,371)	9,517

Comprehensive income	28,580	29,873

Comprehensive income attributable to the noncontrolling interests:

Net income	11,246	4,757

Other comprehensive income:

Net derivative instrument gain, net of tax	5	25

Translation adjustments, net of tax	(3,987)	2,403

Comprehensive income attributable to the noncontrolling interests	7,264	7,185

Comprehensive income attributable to Inter Parfums, Inc.	$21,316	$22,688

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	54,679	50,883
Shares issued upon exercise of stock options	256	247
Stock-based compensation	123	134
Additional paid-in capital, end of period	55,058	51,264

Retained earnings, beginning of period	349,672	228,164
Net income	31,696	15,497
Dividends	(3,686)	(2,444)
Stock-based compensation	42	42
Retained earnings, end of period	377,724	241,259

Accumulated other comprehensive income, beginning of period	12,498	7,747
Foreign currency translation adjustment	(10,384)	7,114
Net derivative instrument gain, net of tax	4	77
Accumulated other comprehensive income, end of period	2,118	14,938

Treasury stock, beginning and end of period	(35,404)	(34,151)

Noncontrolling interest, beginning of period	118,505	71,676
Net income	11,246	4,757
Foreign currency translation adjustment	(3,987)	2,403
Net derivative instrument gain, net of tax	5	25
Sale of subsidiary shares to noncontrolling interest	—	145
Stock-based compensation	15	14
Noncontrolling interest, end of period	125,784	79,020

Total equity	$525,311	$352,361

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$42,942	$20,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,663	3,691
Provision for doubtful accounts	29	75
Noncash stock compensation	212	220
Deferred tax provision	6,262	31
Change in fair value of derivatives	—	(30)
Changes in:
Accounts receivable	(46,281)	16,008
Inventories	29,260	(15,155)
Other assets	1,332	(370)
Accounts payable and accrued expenses	(28,878)	(29,220)
Income taxes, net	10,983	3,411

Net cash provided by (used in) operating activities	19,524	(1,085)

Cash flows from investing activities:
Purchases of short-term investments	(172,118)	—
Purchases of equipment and leasehold improvements	(1,425)	(3,953)
Payment for intangible assets acquired	(518)	(2,341)

Net cash used in investing activities	(174,061)	(6,294)

Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks, net	(278)	1,443
Repayment of long-term debt	—	(1,418)
Proceeds from exercise of options	256	247
Proceeds from sale of stock of subsidiary	—	145
Dividends paid	(2,453)	(2,443)

Net cash used in financing activities	(2,475)	(2,026)

Effect of exchange rate changes on cash	(4,118)	959

Net decrease in cash and cash equivalents	(161,130)	(8,446)

Cash and cash equivalents - beginning of period	307,335	35,856

Cash and cash equivalents - end of period	$146,205	$27,410

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$446	$369
Income taxes	8,273	8,062

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2012. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Termination of Burberry License:

Burberry exercised its option to buy-out the license rights effective December 31, 2012. On October 11, 2012 the Company and Burberry entered into a transition agreement that provided for certain license rights and obligations to continue through March 31, 2013. The Company continued to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provided for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

Accounts receivables and accounts payables will be collected and paid in the ordinary course of business. The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. Burberry also agreed to purchase, at cost, Burberry Beauty finished goods subject to a $4.0 million maximum, and all or part of Burberry fragrance and Burberry Beauty raw materials and components subject to a $6.5 million maximum. The Company and Burberry initiated discussions regarding inventory to be purchased by Burberry in April 2013. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry as of March 31, 2013. The Company believes that its inventory reserves are adequate to cover any remaining inventory at June 30, 2013. As of December 31, 2012, the Company reported a gain of $198.8 million from the termination of the license and tax on the gain at approximately 36% was paid in April 2013.

4.	Inventories:

Inventories consist of the following:

(In thousands)

	March 31, 2013	December 31, 2012

Raw materials and component parts	$35,786	$47,732
Finished goods	75,039	94,882

	$110,825	$142,614

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at March 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$166,891	$—	$166,891	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$2,868	$—	$2,868	$—

(In thousands)		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$784	$—	$784	$—

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

Foreign currency forward exchange contracts are valued based on quotations from financial institutions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Derivative Financial Instruments:

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company had no cash flow hedges during the three month periods ended March 31, 2013 and 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in Income on Derivative	March 31, 2013	March 31, 2012

Interest rate swaps	Interest income	$—	$30
Foreign exchange contracts	Gain (loss) on foreign currency	$(25)	$114

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of March 31, 2013 resulted in a liability and is included in accrued expenses and at December 31, 2012 such valuation resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At March 31, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $61 million and GB pounds £5.2 million which all have maturities of less than one year.

7.	Goodwill and Other Intangible Assets:

The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at March 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,240	$—	$—	$2,240

Goodwill	$931	$—	$—	$931

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,308	$—	$—	$2,308

Goodwill	$954	$—	$—	$954

The goodwill and trademarks referred to above relate to the Company’s Nickel skin care business which is primarily a component of our European operations. The Company has determined that it may be inclined to sell the Nickel business within the next few years. As a result, the Company has determined that as of December 31, 2012, the carrying amount of the goodwill exceeded fair value resulting in an impairment loss of $1.8 million. A similar evaluation is performed every year and in 2011, the Company recorded an impairment loss of $0.8 million. Accumulated impairment losses relating to goodwill aggregated $6.1 million as of December 31, 2012.

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

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2013 and 2012 aggregated $0.04 million and $0.51 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	346,075	$5.02
Nonvested options granted	9,000	$6.17
Nonvested options vested or forfeited	(11,275)	$4.16
Nonvested options – end of period	343,800	$5.08

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.21 million and $0.22 million for the three months ended March 31, 2013 and 2012, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.12 million for both the three months ended March 31, 2013 and 2012.

The following table summarizes stock option information as of March 31, 2013:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2013	716,235	$14.41
Options granted	9,000	21.95
Options cancelled	(400)	19.33
Options exercised	(21,325)	11.98

Outstanding at March 31, 2013	703,510	$14.57

Options exercisable	359,710	$12.25
Options available for future grants	584,075

As of March 31, 2013, the weighted average remaining contractual life of options outstanding is 3.18 years (1.85 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $6.9 million and $4.4 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.5 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was approximately $.42 million. Options under Interparfums SA plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2013 and March 31, 2012 were as follows:

(In thousands)	March 31, 2013	March 31, 2012

Cash proceeds from stock options exercised	$256	$247
Tax benefits	21	25
Intrinsic value of stock options exercised	235	78

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2013 and 2012 were $6.17 and $4.99 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2013 and 2012 are set forth in the following table:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	March 31, 2013	March 31, 2012

Weighted-average expected stock-price volatility	38%	40%
Weighted-average expected option life	5 years	4.5 years
Weighted-average risk-free interest rate	0.89%	0.84%
Weighted-average dividend yield	2%	1.7%

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2013	2012
Numerator:
Net income attributable to Inter Parfums, Inc.	$31,696	$15,497

Denominator:
Weighted average shares	30,687	30,551
Effect of dilutive securities:
Stock options	160	135
Denominator for diluted earnings per share	30,847	30,686

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$1.03	$0.51
Diluted	1.03	0.51

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.13 million and 0.23 million shares of common stock for the three month periods ended March 31, 2013 and 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Segment and Geographic Areas:

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of prestige brand and specialty retail fragrance and fragrance related products. Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2013	2012
Net sales:
United States	$18,549	$21,352
Europe	195,203	145,197
Eliminations	58	(1,181)
	$213,810	$165,368

Net income attributable to Inter Parfums, Inc.:
United States	$662	$1,564
Europe	31,021	13,981
Eliminations	13	(48)
	$31,696	$15,497

	March 31,	December 31,
	2013	2012
Total Assets:
United States	$66,038	$64,278
Europe	702,610	704,464
Eliminations of investment in subsidiary	(9,050)	(8,822)
	$759,598	$759,920

11.	Accrued Expenses:

Accrued expenses include approximately $9.8 million and $24.4 million in advertising liabilities as of March 31, 2013 and December 31, 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2012 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Regulation G

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” prescribes the conditions for use of non-GAAP financial information in public disclosures. We believe that our presentation of the non-GAAP financial information included on page 21of this Form 10-Q is important supplemental measures of operating performance to investors.

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Prestige cosmetics and prestige skin care products represent less than 2% of consolidated net sales.

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 91% and 88% of net sales for the three months ended March 31, 2013 and 2012, respectively. We have built a portfolio of prestige brands, which includes Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, as sales of Burberry products represented 51% and 43% of net sales for the three months ended March 31, 2013 and 2012, respectively. (See Note 3 “Termination of Burberry License” in notes to consolidated financial statements on page 7 of this Form 10-Q). In addition, we own the Lanvin brand name for our class of trade and license the Jimmy Choo and Montblanc brand names; sales of product for these three brands represented 11.4%, 10.9% and 9.4% of net sales for the three months ended March 31, 2013, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 9% and 12% of net sales for the three months ended March 31, 2013 and 2012, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West, and Lane Bryant brands.

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell directly to retailers, seasonality is more evident. We have operated our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom since 2007, and in January 2011, we commenced operations of our U. S. distribution subsidiary. In addition, our specialty retail product lines sold to U. S. retailers are also concentrated in the second half of the year.

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

During the three month period ended March 31, 2013, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. This is due in part to our belief that we are well positioned as a result of our strategy to manage our business effectively and efficiently. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic uncertainties and other risks that may affect our business.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our reported net sales are impacted by changes in foreign currency exchange rates. A weak U.S. dollar has a positive impact on our net sales. However, our earnings are negatively affected by a weak dollar because approximately 44% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Burberry

Burberry exercised its option to buy-out the license rights effective December 31, 2012. On October 11, 2012, the Company and Burberry entered into a transition agreement that provided for certain license rights and obligations to continue through March 31, 2013. The Company continued to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provided for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

Accounts receivables and accounts payables will be collected and paid in the ordinary course of business. The transition agreement provided that inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. Burberry also agreed to purchase, at cost, Burberry Beauty finished goods subject to a $4.0 million maximum, and all or part of Burberry fragrance and Burberry Beauty raw materials and components subject to a $6.5 million maximum. The Company and Burberry initiated discussions regarding inventory to be purchased by Burberry in April 2013. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry as of March 31, 2013. The Company believes that its inventory reserves are adequate to cover any remaining inventory at June 30, 2013. As of December 31, 2012, the Company reported a gain of $198.8 million from the termination of the license and tax on the gain at approximately 36% was paid in April 2013.

Alfred Dunhill

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance related products under the Alfred Dunhill Limited (“Alfred Dunhill”) brand. Our rights under the agreement commenced on April 3, 2013 when we took over production and distribution of the existing Alfred Dunhill fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We have paid an upfront entry fee of $0.9 million for this license on the commencement date.

INTER PARFUMS, INC. AND SUBSIDIARIES

Karl Lagerfeld

In October 2012, we entered into a 20-year exclusive worldwide license to create, produce and distribute perfumes under the Karl Lagerfeld brand. Our rights under such license agreement are subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In connection with our entry into this license, the Company paid a license entry fee to the licensor of €9.6 million, (approximately $12.5 million). In addition, the Company has made an advance royalty payment to the licensor of €9.6 million, (approximately $12.5 million). This advance royalty payment is to be credited against future royalty payments as follows: every year in which the royalties due are higher than €0.5 million, the amount of royalties exceeding €0.5 million will be credited up to €0.5 million in each such year. The advance royalty has been discounted to its net present value which is included in other assets on the accompanying balance sheet and the resulting discount of approximately $4.4 million has been added to intangible assets and is being amortized together with the license entry fee, over the initial term of the license.

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

Results of Operations

Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Net Sales	Three months ended March 31,
(in millions)	2013	% Change	2012	% Change	2011

European based product sales	$195.1	34%	$145.2	19%	$121.6
United States based product sales	18.7	(8)%	20.2	71%	11.8
Total net sales	$213.8	29%	$165.4	24%	$133.4

After increasing 24% in the 2012 period as compared to 2011, net sales for the three months ended March 31, 2013 increased 29% to $213.8 million, as compared to $165.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales in 2012 also increased 29%. Our association with Burberry ended on a high note with Burberry product sales up 54% aggregating $109.7 million, as compared to $71.2 million for the corresponding period of the prior year.

See information regarding Regulation G on page 14 of this Form 10-Q. European based prestige product sales increased 34% to $195.1 million, as compared to $145.2 million for the corresponding period of the prior year. Excluding Burberry sales from both the current and prior year’s first quarter, European-based product sales increased 15.5% to $85.5 million for the three months ended March 31, 2013, as compared to $74.0 million for the corresponding period of the prior year. Our major ongoing brands performed very well in the quarter. Jimmy Choo introduced its second fragrance line, Jimmy Choo Flash, which contributed to the 50% increase in first quarter 2013 sales reaching $23.3 million in the period. With the continued growth of Eclat ď Arpège along with the launch of Lanvin Me and the steady performance of the Jeanne Lanvin line, Lanvin product sales increased 18% to $24.3 million for the three months ended March 31, 2013, as compared to $21.0 million for the corresponding period of the prior year. Sales of Montblanc Legend fragrances also performed exceptionally well with first quarter 2013 sales up 39% to $20.2 million, as compared to $14.7 million for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Future sales within our European operations will be significantly affected as a result of the buy out of the Burberry license. However, we are confident in our future. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development. Our expectations reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any contribution in 2013 from our newest brand, Karl Lagerfeld, as we are in the midst of the product development process, we do expect strong performances from the Lanvin, Jimmy Choo, Montblanc and Boucheron brands as well as initial sales from the launch of fragrances under the Repetto brand. In addition, the Company is expected to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

With respect to our United States prestige brand and specialty retail products, after increasing 71% in the 2012 period as compared to 2011, our U.S. based product sales declined 8% for the three months ended March 31, 2013, as compared to the corresponding period of the prior year. Last year’s first quarter included initial sales of Anna Sui fragrances as well as the initial launch of Love Fury by Nine West and Wildbloom for Banana Republic making for a very difficult quarterly comparison. During the first quarter of 2013, we launched Desire by bebe and initial reaction has been very good. In April, our U.S. based operations took over the manufacture and distribution of Alfred Dunhill fragrances and we have several other new product launches planned for the remainder of 2013.

In addition, we are actively pursuing other new business opportunities. However, we cannot assure that any new licenses, acquisitions or specialty retail agreements will be consummated.

Consolidated Net Sales to Customers by Region

(in millions)

	Three months ended March 31,
	2013	2012

North America	$59.6	$49.0
Western Europe	52.0	40.9
Eastern Europe	20.3	10.4
Central and South America	18.4	13.0
Middle East	19.8	18.2
Asia	41.5	32.0
Other	2.2	1.9
	$213.8	$165.4

For the three months ended March 31, 2013, top line growth was strong in all major markets. Our largest markets, North America, Western Europe, and Asia saw sales increases of 22%, 27% and 29%, respectively. While Eastern Europe, Middle East, and Central and South America reported sales increases of 96%, 9% and 41%, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended March 31,
(in millions)	2013	2012

Net sales	$213.8	$165.4
Cost of sales	79.2	58.7
Gross margin	$134.6	$106.7

Gross margin as a % of net sales	63.0%	64.5%

Gross margin was 63.0% of net sales for the three months ended March 31, 2013, as compared to 64.5% for the corresponding period of the prior year. The 150 basis point decline in gross margin for the 2013 period as compared to the 2012 period is primarily the result of commercial rebates granted to certain customers as part of a planned effort to reduce the level of inventory. In addition, we carefully monitor movements in foreign currency exchange rates as approximately 44% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate for the three months ended March 31, 2013 was 1.32, as compared to 1.31 for the 2012 period. As such, there was no discernible effect on gross margin in 2013 from changes in currency exchange rates.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $2.0 million for both the three month period ended March 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses
(in millions)	Three months ended March 31,
	2013	2012

Selling, general and administrative expenses	$67.7	$74.9
Selling, general and administrative expenses as a % of net sales	32%	45%

Selling, general and administrative expenses decreased 10% for the three months ended March 31, 2013, as compared to the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 32% and 45% for the three month period ended March 31, 2013 and 2012, respectively.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $14.7 million (6.7% of net sales) and $26.7 million (16.2% of net sales) for the three month period ended March 31, 2013 and 2012, respectively. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were reduced. Lower first quarter 2013 promotional spending, when combined with a 54% increase in Burberry brand sales and a 15.5% increase in sales for our ongoing European based prestige brands, created significant leverage of selling, general and administrative expenses during the three months ended March 31, 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $18.0 million (8.4% of net sales) and $13.7 million (8.3% of net sales), for the three month periods ended March 31, 2013 and 2012, respectively. In addition service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $6.5 million (3.1% of net sales) and $5.7 million (3.5% of net sales), for the three month periods ended March 31, 2013 and 2012, respectively.

As a result of the above analysis, income from operations increased 111% to $67.0 million for the three months ended March 31, 2013, as compared to $31.8 million for the corresponding period of the prior year. Operating margins were 31.2% of net sales in the current period as compared to 19.2% for the corresponding period of the prior year. We had an exceptional first quarter, where profits were extraordinarily strong as the result of substantially increased sales, coupled with lower than typical promotional expense. As we build our business in this new post Burberry era, we are investing in our on-going brands, and we anticipate higher promotional expense in succeeding quarters, particularly in the second half as we launch our new Repetto, Van Cleef & Arpels and Boucheron scents, as well as support our first quarter new product launches.

Interest expense aggregated $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $27.8 million as of December 31, 2012, as compared to $16.3 million as of December 31, 2011. In October 2012, the Company entered into a one year, €20 million short-term credit facility to finance payments required pursuant to the Karl Lagerfeld license.

Foreign currency losses aggregated $1.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximated 44% of net sales of our European operations are denominated in U.S. dollars. The weakening euro relative to the dollar in 2013 accounts for the foreign currency losses in 2013.

Our effective income tax rate was 35% and 36% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Our foreign tax rate had been declining as a result of the 2008 formation of Interparfums (Suisse) SARL and the 2010 formation of Interparfums Singapore Pte., Ltd., an Asian sales and marketing office, which receive favorable tax rates on a portion of Interparfums SA taxable income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income and Earnings per Share

(in thousands except per share data)	Three months ended March 31,
	2013	2012

Net income	$42,942	$20,254
Less: Net income attributable to the noncontrolling interest	11,246	4,757

Net income attributable to Inter Parfums, Inc.	$31,696	$15,497

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.03	$0.51
Diluted	$1.03	$0.51

Weighted average number of shares outstanding:
Basic	30,687	30,551
Diluted	30,847	30,686

Net income increased 112% to $42.9 million for the three months ended March 31, 2013, as compared to $20.3 million for the corresponding period of the prior year. Net income attributable to the noncontrolling interest aggregated 26.2% of net income in 2013 and 23.5% in 2012. The increase is the result of fluctuations in the interim financial results of our 51% owned distribution subsidiaries in the United Kingdom and Germany. Net income attributable to Inter Parfums, Inc. increased 105% to $31.7 million for the three months ended March 31, 2013, as compared to $15.5 million for the corresponding period of the prior year.

Diluted earnings per share increased 102% to $1.03 for the three months ended March 31, 2013, as compared to $0.51 for the corresponding period of the prior year. Weighted average shares outstanding increased slightly as a result of the exercise of employee stock options and aggregated 30.7 million and 30.6 million for the three months ended March 31, 2013 and 2012, respectively. On a diluted basis, average shares outstanding were 30.8 million for the three months ended March 31, 2013, as compared to 30.7 million for the corresponding period of the prior year. The increase in shares outstanding is primarily due to shares issued pursuant to options exercised.

Liquidity and Capital Resources

Having received the proceeds in December 2012 from the termination of the Burberry license, our financial position remains strong. At March 31, 2013, working capital aggregated $397 million and we had a working capital ratio of 2.7 to 1. Cash and cash equivalents and short-term investments aggregated $313 million. In connection with the termination of the Burberry license and the transition agreement with Burberry, it was agreed that accounts receivables and accounts payables would be collected and paid in the ordinary course of business and it anticipated that inventories at March 31, 2013 would be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. Burberry also agreed to purchase, at cost, Burberry Beauty finished goods subject to a $4.0 million maximum, and all or part of Burberry fragrance and Burberry Beauty raw materials and components subject to a $6.5 million maximum. The Company and Burberry initiated discussions regarding inventory to be purchased by Burberry in April 2013. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry as of March 31, 2013. The Company has until June 30, 2013 to sell-off any remaining inventory not purchased by Burberry as of March 31, 2013. The Company believes that its inventory reserves are adequate to cover any remaining inventory at June 30, 2013. As of December 31, 2012, the Company reported a gain of $198.8 million from the termination of the license and tax on the gain at approximately 36% was paid in April 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Cash provided by (used in) operating activities aggregated $19.5 million and ($1.1) million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, working capital items used $33.6 million in cash from operating activities, as compared to $25.3 million in the 2012 period. The 32% increase in accounts receivable is consistent with the 29% increase in sales and reflects strong collection activity as day’s sales outstanding continues to hover around the 90 day mark. The $29.3 million decrease in inventories for the three months ended March 31, 2013, as shown on the statement of cash flows, is in line with our expectations resulting from the termination of the Burberry license. As previously mentioned, as we look towards the remainder of 2013, accounts receivables and accounts payables relating to Burberry activities will be collected and paid in the ordinary course of business. Remaining inventories will be liquidated and tax on the gain reported in 2012 at approximately 36% was paid in April 2013.

Cash flows used in investing activities in 2013 reflect the purchase, in France, of short-term investments aggregating $172.1 million. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $38 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2013, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2013 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $50.0 million in credit lines provided by a consortium of international financial institutions. As of March 31, 2013, short-term borrowings aggregated $26.7 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

In January 2013, our Board of Directors authorized a 50% increase in the annual dividend to $0.48 per share for 2013. The first quarterly dividend of $0.12 per share was paid on April 15, 2013 to shareholders of record on March 29, 2013. The annual cash dividend for 2013 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2013.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 over the periods indicated, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt
Capital Lease Obligations
Operating Leases	$30,080	$4,527	$7,872	$7,383	$10,298
Purchase obligations(1)	$974,670	$88,704	$189,695	$189,101	$507,170
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,004,750	$93,231	$197,567	$196,484	$517,468

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2012, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $61 million and GB pounds 5.2 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	31

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	32

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	33

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	34

101*	Interactive data files

_________________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2013.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 30