Form 10-Q
period 2013-06-30
INTER PARFUMS INC
filed 2013-08-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 5, 2013, there were 30,796,914 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$142,117	$307,335
Short-term investments	119,682	—
Accounts receivable, net	124,098	149,340
Inventories	112,641	142,614
Receivables, other	1,818	2,534
Other current assets	5,018	5,897
Income tax receivable	590	1,968
Deferred tax assets	7,167	13,132

Total current assets	513,131	622,820

Equipment and leasehold improvements, net	9,336	12,289

Goodwill	947	954

Trademarks, licenses and other intangible assets, net	110,344	113,041

Other assets	11,062	10,816

Total assets	$644,820	$759,920

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$394	$27,776
Accounts payable, trade	58,911	73,113
Accrued expenses	43,261	68,768
Income taxes payable	7,161	84,030
Dividends payable	3,695	2,453

Total current liabilities	113,422	256,140

Deferred tax liability	3,424	3,799

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,787,894 and 30,680,634 shares at June 30, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	56,122	54,679
Retained earnings	377,887	349,672
Accumulated other comprehensive income	8,377	12,498
Treasury stock, at cost, 9,976,524 common shares at June 30, 2013 and December 31, 2012	(35,404)	(35,404)

Total Inter Parfums, Inc. shareholders’ equity	407,013	381,476

Noncontrolling interest	120,961	118,505

Total equity	527,974	499,981

Total liabilities and equity	$644,820	$759,920

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$117,485	$145,555	$331,296	$310,923

Cost of sales	53,878	57,099	133,045	116,389

Gross margin	63,607	88,456	198,251	194,534

Selling, general and administrative expenses	55,708	75,828	123,376	150,152

Income from operations	7,899	12,628	74,875	44,382

Other expenses (income):
Interest expense	416	442	874	805
(Gain) loss on foreign currency	(461)	931	982	1,178
Interest income	(1,064)	(311)	(2,254)	(835)

	(1,109)	1,062	(398)	1,148

Income before income taxes	9,008	11,566	75,273	43,234

Income taxes	4,487	4,085	27,810	15,499

Net income	4,521	7,481	47,463	27,735

Less: Net income attributable to the noncontrolling interest	706	1,473	11,952	6,230

Net income attributable to Inter Parfums, Inc.	$3,815	$6,008	$35,511	$21,505

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.12	$0.20	$1.16	$0.70
Diluted	$0.12	$0.20	$1.14	$0.70

Weighted average number of shares outstanding:
Basic	30,748	30,563	30,717	30,557
Diluted	30,953	30,688	30,900	30,687

Dividends declared per share	$0.12	$0.08	$0.24	$0.16

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income (loss):

Net income	$4,521	$7,481	$47,463	$27,735

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(9)	(56)	—	46

Reclassification from OCI into earnings, net	(327)	—	(327)	—

Translation adjustments, net of tax	9,392	(17,644)	(4,979)	(8,127)

Comprehensive income (loss)	13,577	(10,219)	42,157	19,654

Comprehensive income attributable to the noncontrolling interests:

Net income	706	1,473	11,952	6,230

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(5)	(9)	—	16

Reclassification from OCI into earnings, net	(87)	—	(87)	—

Translation adjustments, net of tax	2,889	(4,535)	(1,098)	(2,132)

Comprehensive income (loss) attributable to the noncontrolling interests	3,503	(3,071)	10,767	4,114

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$10,074	$(7,148)	$31,390	$15,540

See notes to consolidated financial statements.

.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	54,679	50,883
Shares issued upon exercise of stock options	1,198	311
Sale of subsidiary shares to noncontrolling interests	—	737
Stock-based compensation	245	253
Additional paid-in capital, end of period	56,122	52,184

Retained earnings, beginning of period	349,672	228,164
Net income	35,511	21,505
Dividends	(7,378)	(4,889)
Stock-based compensation	82	80
Retained earnings, end of period	377,887	244,860

Accumulated other comprehensive income, beginning of period	12,498	7,747
Foreign currency translation adjustment	(3,881)	(5,995)
Net derivative instrument gain (loss), net of tax	(240)	30
Accumulated other comprehensive income, end of period	8,377	1,782

Treasury stock, beginning and end of period	(35,404)	(34,151)

Noncontrolling interest, beginning of period	118,505	71,676
Net income	11,952	6,230
Foreign currency translation adjustment	(1,098)	(2,132)
Net derivative instrument gain (loss), net of tax	(87)	16
Sale of subsidiary shares to noncontrolling interest	—	2,508
Dividends	(8,341)	(3,333)
Stock-based compensation	30	30
Noncontrolling interest, end of period	120,961	74,995

Total equity	$527,974	$339,701

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$47,463	$27,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,003	7,455
Provision for doubtful accounts	118	472
Noncash stock compensation	421	425
Deferred tax (benefit)	5,560	(1,353)
Change in fair value of derivatives	—	(56)
Changes in:
Accounts receivable	24,181	32,056
Inventories	29,212	(15,861)
Other assets	876	(55)
Accounts payable and accrued expenses	(39,465)	(43,321)
Income taxes, net	(75,437)	3,784

Net cash provided by (used in) operating activities	(1,068)	11,281

Cash flows from investing activities:
Purchases of short-term investments	(199,722)	—
Proceeds from sale of short-term investments	79,098	—
Purchases of equipment and leasehold improvements	(2,328)	(5,968)
Proceeds from sale of equipment	2,801	—
Payment for intangible assets acquired	(1,804)	(2,337)

Net cash used in investing activities	(121,955)	(8,305)

Cash flows from financing activities:
Repayments of loans payable – banks, net	(27,356)	(7,272)
Repayment of long-term debt	—	(2,860)
Proceeds from exercise of options	1,197	311
Proceeds from sale of stock of subsidiary	—	3,245
Dividends paid	(6,137)	(4,889)
Dividends paid to noncontrolling interest	(8,341)	(3,333)

Net cash used in financing activities	(40,637)	(14,798)

Effect of exchange rate changes on cash	(1,558)	(904)

Net decrease in cash and cash equivalents	(165,218)	(12,726)

Cash and cash equivalents - beginning of period	307,335	35,856

Cash and cash equivalents - end of period	$142,117	$23,130

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$887	$838
Income taxes	96,604	9,793

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In July 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit exists. This guidance is effective for interim and annual periods beginning after December 15, 2014. The adoption of this new guidance is not expected to have a material affect the Company’s financial position, results of operations or cash flows.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

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

The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. During the second quarter of 2013, the Company and Burberry reached an agreement regarding inventory. Burberry agreed to purchase $7.8 million of inventory at cost. Remaining inventories were sold off in the ordinary course of business pursuant to our sell-off rights, destroyed or given to Burberry at no charge.

As of June 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed by the costs incurred for inventories given to Burberry at no charge, sold below cost and destroyed, together with commercial rebates and free merchandise given to customers over the sell-off period.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2013	December 31, 2012

Raw materials and component parts	$36,946	$47,732
Finished goods	75,695	94,882

	$112,641	$142,614

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at June 30, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$119,682	$—	$119,682	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	182	—	182	—

	$119,864	$—	$119,864	$—

(In thousands)		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$784	$—	$784	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company had no cash flow hedges during the three and six month periods ended June 30, 2013 and 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Six months ended June 30, 2013	Six months ended June 30, 2012

Interest rate swaps	Interest expense	$—	$56
Foreign exchange contracts	Gain (loss) on foreign currency	$15	$143

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended June 30, 2013	Three months ended June 30, 2012

Interest rate swaps	Interest expense	$—	$26
Foreign exchange contracts	Gain (loss) on foreign currency	$(10)	$29

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of June 30, 2013 and December 31, 2012, resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At June 30, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $48 million and GB pounds £5.2 million which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Goodwill and Other Intangible Assets:

The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at June 30, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,288	$—	$—	$2,288

Goodwill	$947	$—	$—	$947

		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,308	$—	$—	$2,308

Goodwill	$954	$—	$—	$954

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

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2013 and 2012 aggregated $0.04 million and $0.52 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	346,075	$5.02
Nonvested options granted	9,000	$6.17
Nonvested options vested or forfeited	(12,455)	$4.25
Nonvested options – end of period	342,620	$5.08

Share-based payment expense decreased income before income taxes by $0.21 million and $0.42 million for the three and six month periods ended June 30, 2013, respectively, as compared to $0.20 million and $0.43 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.11 million and $0.23 million for the three and six month periods ended June 30, 2013 and 2012, respectively.

The following table summarizes stock option information as of June 30, 2013:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2013	716,235	$14.41
Options granted	9,000	21.95
Options cancelled	(2,100)	16.54
Options exercised	(107,060)	11.19

Outstanding at June 30, 2013	616,075	$15.07

Options exercisable	273,455	$12.65
Options available for future grants	585,775

As of June 30, 2013, the weighted average remaining contractual life of options outstanding is 3.18 years (1.76 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $8.3 million and $4.3 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.4 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was $0.34 million. Options under Interparfums SA plans vest over a four-year period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2013 and June 30, 2012 were as follows:

(In thousands)	June 30, 2013	June 30, 2012

Cash proceeds from stock options exercised	$1,197	$311
Tax benefits	275	34
Intrinsic value of stock options exercised	1,785	105

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2013 and 2012 were $6.17 and $4.99 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2013 and 2012 are set forth in the following table:

	June 30, 2013	June 30, 2012

Weighted-average expected stock-price volatility	38%	40%
Weighted-average expected option life	5 years	4.5 years
Weighted-average risk-free interest rate	0.89%	0.84%
Weighted-average dividend yield	2.0%	1.7%

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Inter Parfums, Inc.	$3,815	$6,008	$35,511	$21,505
Effect of dilutive securities of consolidated subsidiary	(176)	—	(176)	—
Numerator for diluted earnings per share	$3,639	$6,008	$35,335	$21,505
Denominator:
Weighted average shares	30,748	30,563	30,717	30,557
Effect of dilutive securities:
Stock options	205	125	183	130
Denominator for diluted earnings per share	30,953	30,688	30,900	30,687

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.12	$0.20	$1.16	$0.70
Diluted	0.12	0.20	1.14	0.70

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.07 million shares of common stock for the six month periods ended June 30, 2013, and 0.23 million shares of common stock for both the three and six month periods ended June 30, 2012.

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income attributable to Inter Parfums, Inc.	$3,815	$6,008	$35,511	$21,505
Increase in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	737	—	737
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$3,815	$6,745	$35,511	$22,242

11.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales:
United States	$24,805	$19,897	$43,354	$41,249
Europe	92,778	125,616	287,981	270,813
Eliminations	(98)	42	(39)	(1,139)

	$117,485	$145,555	$331,296	$310,923

Net income attributable to Inter Parfums, Inc.:
United States	$12,855	$921	$13,517	$2,485
Europe	2,274	5,041	33,295	19,022
Eliminations of intercompany profits	(11,314)	46	(11,301)	(2)

	$3,815	$6,008	$35,511	$21,505

	June 30,	December 31,
	2013	2012
Total Assets:
United States	$77,465	$64,278
Europe	576,451	704,464
Eliminations of investment in subsidiary	(9,096)	(8,822)

	$644,820	$759,920

12.	Accrued Expenses:

Accrued expenses include approximately $10.2 million and $24.4 million in advertising liabilities as of June 30, 2013 and December 31, 2012, respectively.

13.	Subsequent Events:

In July 2013, the Company created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company plans to launch its first fragrance under the Shanghai Tang brand in Spring 2014.

On July 25, 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commences on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company plans to launch its first fragrance under the Agent Provocateur brand in 2014. In addition, Inter Parfums will take over distribution of selected fragrances within the brand’s current perfume portfolio and plans to revitalize the Agent Provocateur signature scent.

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

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of non-GAAP financial measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. We believe that our presentation of the non-GAAP financial information included in this Form 10-Q is important supplemental measures of operating performance to investors.

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 87% of net sales for the six months ended June 30, 2013 and 2012. We have built a portfolio of prestige brands, which include Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, and sales of Burberry products represented 39% and 43% of net sales for the six months ended June 30, 2013 and 2012, respectively. (See Note 3 “Termination of Burberry License” in notes to consolidated financial statements on page 7 of this Form 10-Q). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; sales of products for these three brands represented 13.5%, 11.2% and 10.8% of net sales for the six months ended June 30, 2013, respectively, as compared to 12.3%, 9.2% and 7.8% respectively, for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 13% of net sales for the six months ended June 30, 2013 and 2012. These fragrance products are sold under trademarks pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Shanghai Tang, Agent Provocateur, Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson, Nine West, and Lane Bryant brands.

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

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses, other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and supporting new and established products through advertising, merchandising and sampling, as well as phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year.  Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

During the six months ended June 30, 2013, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. This is due in part to our belief that we are well positioned as a result of our strategy to manage our business effectively and efficiently. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. During the second quarter of 2013, the Company and Burberry reached an agreement regarding inventory. Burberry agreed to purchase $7.8 million of inventory at cost. Remaining inventories were sold off in the ordinary course of business pursuant to our sell-off rights, destroyed or given to Burberry at no charge.

As of June 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed by the costs incurred for inventories given to Burberry at no charge, sold below cost and destroyed, together with commercial rebates and free merchandise given to customers over the sell-off period.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

INTER PARFUMS, INC. AND SUBSIDIARIES

Shanghai Tang

In July 2013, the Company created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company plans to launch its first fragrance under the Shanghai Tang brand in Spring 2014.

Agent Provocateur

On July 25, 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commences on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company plans to launch its first fragrance under the Agent Provocateur brand in 2014. In addition, Inter Parfums will take over distribution of selected fragrances within the brand’s current perfume portfolio and plans to revitalize the Agent Provocateur signature scent.

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

Results of Operations

Three and Six Months Ended June 30, 2013 as Compared to the Three and Six Months Ended June 30, 2012

Net Sales

	Three months ended June 30,				Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)

European-based product sales	$92.7	$125.6	-26.2%	$287.9	$270.8	6.3%
United States-based product sales	24.8	20.0	24.4%	43.4	40.1	8.3%
	$117.5	$145.6	-19.3%	$331.3	$310.9	6.6%

Net sales for the three months ended June 30, 2013 decreased 19.3% to $117.5 million, as compared to $145.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 20.6% for the period. Net sales for the six months ended June 30, 2013 increased 6.6% to $331.3 million, as compared to $310.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 5.7% for the period. Our association with Burberry concluded during the second quarter of 2013. Burberry brand product sales aggregated $20.7 million and $130.3 million for the three and six months ended June 30, 2013, respectively, as compared to $62.8 million and $134.0 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

See information regarding Regulation S-K Item 10(e) on page 15 of this Form 10-Q. European based prestige product sales excluding Burberry brand product sales increased 15% for both three and six month periods ended June 30, 2013, as compared to the corresponding periods of the prior year. Our major ongoing brands have performed very well in the first half of 2013. Jimmy Choo introduced its second fragrance line, Jimmy Choo Flash, which contributed to the 43% and 48% increase in brand sales for the second quarter and first half, respectively. Sales of Montblanc Legend fragrances also performed exceptionally well spurring second quarter and first half brand sales up 20.3% and 30.2%, respectively. With the continued growth of Eclat ď Arpège along with the launch of Lanvin Me and the steady performance of the Jeanne Lanvin line, Lanvin product sales increased 14% and 16% in the second quarter and first half, respectively.

Future sales within our European operations will be significantly affected as a result of the termination of the Burberry license. However, we are confident in our future. This new situation allows us to strengthen investments supporting all portfolio brands and to accelerate their development. Our expectations reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any contribution in 2013 from one of our newest brands, Karl Lagerfeld, as we are in the midst of the product development process, we do expect continued strong performances from the Lanvin, Jimmy Choo, Montblanc and Boucheron brands, as well as initial sales from the launch of fragrances under the Repetto brand. In addition, the Company expects to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

With respect to our United States prestige brand and specialty retail products, sales benefited from strong consumer demand and expanded retail distribution for Anna Sui fragrances. Initial sales of Anna Sui fragrances began in 2012 and we expect this brand to gain further momentum following the launch of La Vie de Bohème during the third quarter of 2013. Additionally, in April 2013, our U.S. based operations took over the manufacture and distribution of legacy Alfred Dunhill fragrances, which provided an incremental contribution to second quarter 2013 growth for our U.S. business.

Consolidated Net Sales to Customers by Region

(in millions)

	Six months ended June 30,
	2013	2012

North America	$86.0	$83.6
Western Europe	93.6	78.6
Eastern Europe	27.8	21.5
Central and South America	27.0	28.3
Middle East	28.7	34.3
Asia	63.2	60.7
Other	5.0	3.9
	$331.3	$310.9

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Net sales	$117.5	$145.6	$331.3	$310.9
Cost of sales	53.9	57.1	133.0	116.4

Gross margin	$63.6	$88.5	$198.3	$194.5
Gross margin as a percent of net sales	54%	61%	60%	63%

Gross profit margin was 54% and 60% for the three and six month periods ended June 30, 2013, respectively, as compared to 61% and 63% for the corresponding periods of the prior year. The gross margin decline is directly related to the resolution of the Burberry inventory during the period. Although reserves were established and used to cover losses on the disposition of inventory, the sale to Burberry, at cost, resulted in lower gross margin during the periods.

In addition, we carefully monitor movements in foreign currency exchange rates as approximately 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate for the six months ended June 30, 2013 was 1.32, as compared to 1.30 for the 2012 period. As such, there was only a minor effect on gross margin in 2013 from changes in currency exchange rates.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.1 million and $3.1 million for the three and six month periods ended June 30, 2013, respectively, as compared to $1.9 million and $3.9 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Selling, general and administrative expenses	$55.7	$75.8	$123.4	$150.2
Selling, general and administrative expenses as a percent of net sales	47%	52%	37%	48%

Selling, general and administrative expenses decreased 26% and 18% for the three and six-month periods ended June 30, 2013, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 47% and 37% of net sales for the three and six-month periods ended June 30, 2013, as compared to 52% and 48% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated $22.4 million and $37.1 million for the three and six-month periods ended June 30, 2013, respectively, as compared to $30.4 million and $57.1 million for the corresponding periods of the prior year. Promotion and advertising represented 19% and 11% of net sales for the three and six months ended June 30, 2013, as compared to 21% and 18% of net sales for the corresponding period of the prior year. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were reduced. For the three months ended June 30, 2013, promotional spending on continuing brands aggregated approximately 20.6% of net sales, which is consistent with that of the prior year. We plan to invest heavily in the second half of 2013 to support new product launches and invest in the continued worldwide development of our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $6.8 million and $24.8 million for the three and six month periods ended June 30, 2013, respectively, as compared to $12.4 million and $26.1 million for the corresponding periods of the prior year. Royalty expense represented 5.8% and 7.5% of net sales for the three and six months ended June 30, 2013, as compared to 8.5% and 8.4% of net sales for the corresponding period of the prior year. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $2.8 million and $9.4 million for the three and six month periods ended June 30, 2013, respectively, as compared to $5.2 million and $10.9 million for the corresponding periods of the prior year. The declines in both royalties and service fees are directly related to the termination of the Burberry license.

As a result of the above analysis, income from operations decreased to $7.9 million for the three-month period ended June 30, 2013, as compared to $12.6 million for the corresponding period of the prior year. Income from operations increased to $74.9 million for the six month period ended June 30, 2013, as compared to $44.4 million for the corresponding period of the prior year. Operating margins were 6.7% and 22.6% of net sales for the three and six month periods ended June 30, 2013, respectively, as compared to 8.7% and 14.3% for the corresponding periods of the prior year. Results for the six months ended June 30, 2013 were influenced by an exceptional first quarter where profits were extraordinarily strong due to a substantial increase in sales, coupled with low promotional expenses. Second quarter results were influenced by lower sales and profitability relating to the termination of the Burberry license. As we build our business in this new post Burberry era, we are investing in our on-going brands, and we anticipate higher promotional expense in succeeding periods.

Interest expense aggregated $0.4 million and $0.9 million for the three and six-month periods ended June 30, 2013, respectively, as compared to $0.4 million and $0.8 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. In October 2012, the Company entered into a one year, €20 million short-term credit facility to finance payments required pursuant to the Karl Lagerfeld license. This credit facility was repaid in full as of June 30, 2013.

Interest income aggregated $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2013, respectively, as compared to $0.3 million and $0.8 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit.

Our effective income tax rate was 50% and 37% for the three and six-month periods ended June 30, 2013, respectively, as compared to 35% and 36% for the corresponding periods of the prior year. In 2013, the company incurred a new tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. This new tax aggregated approximately $1.3 million for the three and six months ended June 30, 2013. Excluding this new tax our effective income tax rate was 36% and 35% for the three and six-month periods ended June 30, 2013, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$4,521	$7,481	$47,463	$27,735

Less: Net income attributable to the noncontrolling interest	706	1,473	11,952	6,230

Net income attributable to Inter Parfums, Inc.	$3,815	$6,008	$35,511	$21,505

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.12	$0.20	$1.16	$0.70
Diluted	$0.12	$0.20	$1.14	$0.70

Weighted average number of shares outstanding:
Basic	30,748	30,563	30,717	30,557
Diluted	30,953	30,688	30,900	30,687

Net income decreased to $4.5 million for the three months ended June 30, 2013, as compared to $7.5 million for the corresponding period of the prior year. Net income increased to $47.5 million for the six-months ended June 30, 2013, as compared to $27.7 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest aggregated 16% and 25% of net income for the three and six month periods ended June 30, 2013, respectively, as compared to 20% and 22% for both corresponding periods of the prior year. The fluctuations are primarily the effect of changes in the percentage of profit contributed by our 100% owned U.S. operating segment.

Net income attributable to Inter Parfums, Inc. decreased to $3.8 million for the three months ended June 30, 2013, as compared to $6.0 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased to $35.5 million for the six months ended June 30, 2013, as compared to $21.5 million for the corresponding period of the prior year.

Diluted earnings per share were $0.12 and $0.20 for the three months ended June 30, 2013 and 2012, respectively, and diluted earnings per share were $1.14 and $0.70 for the six months ended June 30, 2013 and 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Having received the proceeds in December 2012 from the termination of the Burberry license, our financial position remains strong. At June 30, 2013, working capital aggregated $400 million and we had a working capital ratio of 4.5 to 1. Cash and cash equivalents and short-term investments aggregated $262 million.

As previously disclosed, Burberry exercised its option to buy-out the license rights effective December 31, 2012. On October 11, 2012, the Company and Burberry entered into a transition agreement that provided for certain license rights and obligations to continue through March 31, 2013. The Company continued to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provided for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. During the second quarter of 2013, the Company and Burberry reached an agreement regarding inventory. Burberry agreed to purchase $7.8 million of inventory at cost. Remaining inventories were sold off in the ordinary course of business pursuant to our sell-off rights, destroyed or given to Burberry at no charge.

As of June 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed by the costs incurred for inventories given to Burberry at no charge, sold below cost and destroyed, together with commercial rebates and free merchandise given to customers over the sell-off period.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. This new situation will allow us to strengthen investments supporting all portfolio brands and to accelerate their development. In addition, the Company will benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth are examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by (used in) operating activities aggregated ($1.1) million and $11.3 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, working capital items used $60.6 million in cash from operating activities, as compared to $23.4 million in the 2012 period. The biggest factor contributing to the use of cash during the 2013 period is the payment of taxes relating to the gain on termination of license. The decline in accounts receivable, inventories and payables reflect the wind down associated with the termination of the Burberry license.

Cash flows used in investing activities in 2013 reflect the purchase and sales, in France, of short-term investments aggregating to a net position of $120.7 million. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $39 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. In addition, we generated proceeds of approximately $2.8 million from the sale of certain Burberry assets to Burberry.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2013, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2013 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $50.0 million in credit lines provided by a consortium of international financial institutions. As of June 30, 2013, short-term borrowings aggregated $0.4 million.

In January 2013, our Board of Directors authorized a 50% increase in the annual dividend to $0.48 per share for 2013. The next quarterly dividend of $0.12 per share will be paid on October 14, 2013 to shareholders of record on September 30, 2013. The annual cash dividend for 2013 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended June 30, 2013.

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

At June 30, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $48 million and GB pounds £5.2 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

4.21	2004 Nonemployee Director Stock Option Plan as amended	34

4.22	2004 Stock Option Plan as amended	40

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	52

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	53

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	54

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	55

101*	Interactive data files

_________________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2013.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 31