Form 10-Q
period 2013-09-30
INTER PARFUMS INC
filed 2013-11-06
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 5, 2013, there were 30,803,039 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$137,153	$307,335
Short-term investments	150,486	—
Accounts receivable, net	116,465	149,340
Inventories	110,484	142,614
Receivables, other	2,115	2,534
Other current assets	4,495	5,897
Income tax receivable	243	1,968
Deferred tax assets	8,395	13,132
Total current assets	529,836	622,820
Equipment and leasehold improvements, net	10,094	12,289
Goodwill	973	954
Trademarks, licenses and other intangible assets, net	112,477	113,041
Other assets	11,475	10,816
Total assets	$664,855	$759,920

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$265	$27,776
Accounts payable, trade	48,844	73,113
Accrued expenses	51,455	68,768
Income taxes payable	7,598	84,030
Dividends payable	3,695	2,453
Total current liabilities	111,857	256,140
Deferred tax liability	3,505	3,799
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,797,014 and 30,680,634 shares at September 30, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	56,365	54,679
Retained earnings	382,087	349,672
Accumulated other comprehensive income	19,347	12,498
Treasury stock, at cost, 9,976,524 common shares at September 30, 2013 and December 31, 2012	(35,404)	(35,404)
Total Inter Parfums, Inc. shareholders’ equity	422,426	381,476
Noncontrolling interest	127,067	118,505
Total equity	549,493	499,981
Total liabilities and equity	$664,855	$759,920

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$126,753	$166,264	$458,048	$477,187

Cost of sales	56,746	65,146	189,791	181,535

Gross margin	70,007	101,118	268,257	295,652

Selling, general and administrative expenses	55,360	79,039	178,735	229,190

Income from operations	14,647	22,079	89,522	66,462

Other expenses (income):
Interest expense	354	391	1,228	1,195
Loss on foreign currency	176	1,405	1,158	2,584
Interest income	(1,218)	(52)	(3,472)	(887)

	(688)	1,744	(1,086)	2,892

Income before income taxes	15,335	20,335	90,608	63,570

Income taxes	5,432	7,158	33,242	22,658

Net income	9,903	13,177	57,366	40,912

Less: Net income attributable to the noncontrolling interest	2,049	3,159	14,001	9,389

Net income attributable to Inter Parfums, Inc.	$7,854	$10,018	$43,365	$31,523

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.26	$0.33	$1.41	$1.03
Diluted	$0.25	$0.33	$1.40	$1.03

Weighted average number of shares outstanding:
Basic	30,796	30,570	30,743	30,561
Diluted	30,986	30,717	30,928	30,697

Dividends declared per share	$0.12	$0.08	$0.36	$0.24

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive income:

Net income	$9,903	$13,177	$57,366	$40,912

Other comprehensive income:

Net derivative instrument loss, net of tax	—	(91)	—	(45)

Reclassification from OCI into earnings, net	—	—	(327)	—

Translation adjustments, net of tax	15,012	8,279	10,033	152

Comprehensive income	24,915	21,365	67,072	41,019

Comprehensive income attributable to the noncontrolling interests:

Net income	2,049	3,159	14,001	9,389

Other comprehensive income:

Net derivative instrument loss, net of tax	—	(26)	—	(10)

Reclassification from OCI into earnings, net	—	—	(87)	—

Translation adjustments, net of tax	4,042	2,142	2,944	10

Comprehensive income attributable to the noncontrolling interests	6,091	5,275	16,858	9,389

Comprehensive income attributable to Inter Parfums, Inc.	$18,824	$16,090	$50,214	$31,630

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	54,679	50,883
Shares issued upon exercise of stock options	1,319	416
Sale of subsidiary shares to noncontrolling interests	—	737
Stock-based compensation	367	372
Additional paid-in capital, end of period	56,365	52,408

Retained earnings, beginning of period	349,672	228,164
Net income	43,365	31,523
Dividends	(11,074)	(7,336)
Stock-based compensation	124	120
Retained earnings, end of period	382,087	252,471

Accumulated other comprehensive income, beginning of period	12,498	7,747
Foreign currency translation adjustment	7,089	142
Net derivative instrument loss, net of tax	(240)	(35)
Accumulated other comprehensive income, end of period	19,347	7,854

Treasury stock, beginning and end of period	(35,404)	(34,151)

Noncontrolling interest, beginning of period	118,505	71,676
Net income	14,001	9,389
Foreign currency translation adjustment	2,944	10
Net derivative instrument loss, net of tax	(87)	(10)
Sale of subsidiary shares to noncontrolling interest	—	2,547
Dividends	(8,341)	(3,333)
Stock-based compensation	45	44
Noncontrolling interest, end of period	127,067	80,323

Total equity	$549,493	$358,936

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$57,366	$40,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,451	11,408
Provision for doubtful accounts	409	8
Noncash stock compensation	631	627
Deferred tax (benefit)	4,542	(2,798)
Change in fair value of derivatives	—	(68)
Changes in:
Accounts receivable	34,589	7,819
Inventories	33,945	2,904
Other assets	1,222	(1,161)
Accounts payable and accrued expenses	(44,649)	(44,347)
Income taxes, net	(74,974)	7,136

Net cash provided by operating activities	21,532	22,440

Cash flows from investing activities:
Purchases of short-term investments	(253,969)	—
Proceeds from sale of short-term investments	106,904	—
Purchases of equipment and leasehold improvements	(3,726)	(7,633)
Payment for licenses, trademarks, and other intangible assets	(2,145)	(2,690)
Proceeds from sale of equipment	2,801	—

Net cash used in investing activities	(150,135)	(10,323)

Cash flows from financing activities:
Repayments of loans payable – banks, net	(27,526)	(10,328)
Repayment of long-term debt	—	(4,364)
Proceeds from exercise of options	1,319	416
Proceeds from sale of stock of subsidiary	—	3,284
Dividends paid	(9,831)	(7,336)
Dividends paid to noncontrolling interest	(8,341)	(3,333)

Net cash used in financing activities	(44,379)	(21,661)

Effect of exchange rate changes on cash	2,800	(461)

Net decrease in cash and cash equivalents	(170,182)	(10,005)

Cash and cash equivalents - beginning of period	307,335	35,856

Cash and cash equivalents - end of period	$137,153	$25,851

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,322	$1,315
Income taxes	103,737	12,136

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In July 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit exists. This guidance is effective for interim and annual periods beginning after December 15, 2014. The adoption of this new guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. During the second quarter of 2013, the Company and Burberry reached an agreement regarding inventory and Burberry agreed to purchase $7.8 million of inventory at cost. Remaining inventories were sold off in the ordinary course of business pursuant to our sell-off rights, destroyed or given to Burberry at no charge.

As of September 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed by the costs incurred for inventories given to Burberry at no charge, sold below cost and destroyed, together with commercial rebates and free merchandise given to customers over the sell-off period.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2013	December 31, 2012

Raw materials and component parts	$35,795	$47,732
Finished goods	74,689	94,882

	$110,484	$142,614

5.	Fair Value Measurement:

The following tables present our financial assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at September 30, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$150,486	$—	$150,486	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	11	—	11	—

	$150,497	$—	$150,497	$—

(In thousands)		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$784	$—	$784	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company had no cash flow hedges during the three and nine month periods ended September 30, 2013 and 2012.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Interest rate swaps	Interest expense	$—	$68
Foreign exchange contracts	Gain (loss) on foreign currency	$(12)	$(590)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	Three months ended September 30, 2013	Three months ended September 30, 2012

Interest rate swaps	Interest expense	$—	$12
Foreign exchange contracts	Gain (loss) on foreign currency	$(27)	$(733)

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of September 30, 2013 and December 31, 2012, resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At September 30, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $11 million and GB pounds £6.5 million which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Goodwill and Other Intangible Assets:

The following table presents our assets and liabilities that are measured at fair value on a nonrecurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at September 30, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,362	$—	$—	$2,362

Goodwill	$973	$—	$—	$973

		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Trademark - Nickel	$2,308	$—	$—	$2,308

Goodwill	$954	$—	$—	$954

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

8.	Accrued Expenses:

Accrued expenses include approximately $16.6 million and $24.4 million in advertising liabilities as of September 30, 2013 and December 31, 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five year period. The fair value of shares vested during the nine months ended September 30, 2013 and 2012 aggregated $0.04 million and $0.52 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	346,075	$5.02
Nonvested options granted	9,000	$6.17
Nonvested options vested or forfeited	(12,855)	$4.29
Nonvested options – end of period	342,220	$5.07

Share-based payment expense decreased income before income taxes by $0.21 million and $0.63 million for the three and nine month periods ended September 30, 2013, respectively, as compared to $0.20 million and $0.63 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.12 million and $0.34 million for the three and nine month periods ended September 30, 2013 respectively, as compared to $0.11 million and $0.35 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2013:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2013	716,235	$14.41
Options granted	9,000	21.95
Options cancelled	(2,500)	16.99
Options exercised	(116,380)	11.33

Outstanding at September 30, 2013	606,355	$15.10

Options exercisable	264,135	$12.64
Options available for future grants	586,175

As of September 30, 2013, the weighted average remaining contractual life of options outstanding is 2.94 years (1.49 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $9.0 million and $4.6 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.3 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was $0.19 million. Options under Interparfums SA plans vest over a four-year period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2013 and September 30, 2012 were as follows:

(In thousands)	September 30, 2013	September 30, 2012

Cash proceeds from stock options exercised	$1,319	$416
Tax benefits	317	55
Intrinsic value of stock options exercised	1,963	154

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2013 and 2012 were $6.17 and $4.99 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2013 and 2012 are set forth in the following table:

	September 30, 2013	September 30, 2012

Weighted-average expected stock-price volatility	38%	40%
Weighted-average expected option life	5 years	4.5 years
Weighted-average risk-free interest rate	0.89%	0.84%
Weighted-average dividend yield	2.0%	1.7%

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

10.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Inter Parfums, Inc.	$7,854	$10,018	$43,365	$31,523
Effect of dilutive securities of consolidated subsidiary	—	(31)	(176)	(31)
Numerator for diluted earnings per share	$7,854	$9,987	$43,189	$31,492
Denominator:
Weighted average shares	30,796	30,570	30,743	30,561
Effect of dilutive securities:
Stock options	190	147	185	136
Denominator for diluted earnings per share	30,986	30,717	30,928	30,697

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.26	$0.33	$1.41	$1.03
Diluted	0.25	0.33	1.40	1.03

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.04 million shares of common stock for the nine month periods ended September 30, 2013, and 0.23 million shares of common stock for both the three and nine month periods ended September 30, 2012.

11.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income attributable to Inter Parfums, Inc.	$7,854	$10,018	$43,365	$31,523
Increase in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	—	—	737
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$7,854	$10,018	$43,365	$32,260

12.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales:
United States	$28,686	$17,817	$72,040	$59,066
Europe	98,136	148,610	386,116	419,423
Eliminations	(69)	(163)	(108)	(1,302)

	$126,753	$166,264	$458,048	$477,187

Net income attributable to Inter Parfums, Inc.:
United States	$2,156	$733	$4,359	$3,218
Europe	5,698	9,278	38,993	28,300
Eliminations of intercompany profits	—	7	13	5

	$7,854	$10,018	$43,365	$31,523

	September 30,	December 31,
	2013	2012
Total Assets:
United States	$81,913	$64,278
Europe	592,024	704,464
Eliminations of investment in subsidiary	(9,082)	(8,822)

	$664,855	$759,920

13.	New License Agreements:

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

In July 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company plans to launch its first fragrance under the Agent Provocateur brand in 2014. In addition, Inter Parfums has taken over distribution of selected fragrances within the brand’s current perfume portfolio, and plans to revitalize the Agent Provocateur signature scent.

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand. The agreement is expected to close on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company has agreed to purchase certain inventories and has paid an up-front entry fee of $5.0 million. The Company will take over distribution of fragrances within the brand’s current perfume portfolio, and plans to launch its first fragrance under the Oscar de la Renta brand in 2014.

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

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. We believe that our presentation of the non-GAAP financial information included in this Form 10-Q consists of important supplemental measures of operating performance to investors as comparable sales information excluding sales related to a terminated license provides investors with a more accurate picture of current sales trends.

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Prestige cosmetics and prestige skin care products represent approximately 1% of consolidated net sales.

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 84% and 88% of net sales for the nine months ended September 30, 2013 and 2012, respectively. We have built a portfolio of prestige brands, which include Lanvin, Jimmy Choo, Van Cleef & Arpels, Montblanc, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

INTER PARFUMS, INC. AND SUBSIDIARIES

Burberry was our most significant license, and sales of Burberry products represented 28% and 45% of net sales for the nine months ended September 30, 2013 and 2012, respectively. (See Note 3 “Termination of Burberry License” in notes to consolidated financial statements on page 7 of this Form 10-Q). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; sales of products for these three brands represented 14.4%, 13.8% and 12.7% of net sales for the nine months ended September 30, 2013, respectively, as compared to 12.1%, 9.5% and 8.1%, respectively, for the corresponding period of the prior year.

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 16% and 12% of net sales for the nine months ended September 30, 2013 and 2012, respectively. These fragrance products are sold under trademarks pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Shanghai Tang, Agent Provocateur, Gap, Banana Republic, Brooks Brothers, bebe and Betsey Johnson brands.

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

As with any global business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.

During the nine months ended September 30, 2013, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. This is due in part to our belief that we are well positioned as a result of our strategy to manage our business effectively and efficiently. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. During the second quarter of 2013, the Company and Burberry reached an agreement regarding inventory and Burberry agreed to purchase $7.8 million of inventory at cost. Remaining inventories were sold off in the ordinary course of business pursuant to our sell-off rights, destroyed or given to Burberry at no charge.

As of September 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed by the costs incurred for inventories given to Burberry at no charge, sold below cost and destroyed, together with commercial rebates and free merchandise given to customers over the sell-off period.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Agent Provocateur

In July 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company plans to launch its first fragrance under the Agent Provocateur brand in 2014. In addition, the Company has taken over distribution of selected fragrances within the brand’s current perfume portfolio, and plans to revitalize the Agent Provocateur signature scent.

Oscar de la Renta

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand. The agreement is expected to close on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company has agreed to purchase certain inventories and has paid an up-front entry fee of $5.0 million. The Company will take over distribution of fragrances within the brand’s current perfume portfolio, and plans to launch its first fragrance under the Oscar de la Renta brand in 2014.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 as Compared to the Three and Nine Months Ended September 30, 2012

Net Sales	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(In millions)

European-based product sales	$98.1	$148.6	(34.0)%	$385.9	$419.4	(8.0)%
United States-based product sales	28.7	17.7	62.3%	72.1	57.8	24.8%
	$126.8	$166.3	(23.8)%	$458.0	$477.2	(4.0)%

Net sales for the three months ended September 30, 2013 decreased 24% to $126.8 million, as compared to $166.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales also decreased 24% for the period. Net sales for the nine months ended September 30, 2013 decreased 4% to $458.0 million, as compared to $477.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 5% for the period. Our association with Burberry concluded during the second quarter of 2013. Burberry brand product sales aggregated zero and $130.3 million for the three and nine months ended September 30, 2013, respectively, as compared to $79.1 million and $213.2 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

See information regarding Regulation S-K Item 10(e) on page 15 of this Form 10-Q. European based prestige product sales, excluding Burberry brand product sales, increased 41% and 24% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods of the prior year. Our major ongoing brands have performed very well in 2013. Jimmy Choo introduced its second fragrance line, Jimmy Choo Flash, which contributed to the 56% and 50% increase in brand sales for the three and nine months ended September 30, 2013, respectively. Sales of Montblanc Legend fragrances also performed exceptionally well with three and nine month 2013 brand sales increasing 57% and 40%, respectively. With the continued growth of Eclat ď Arpège along with the launch of Lanvin Me and the steady performance of the Jeanne Lanvin line, Lanvin product sales increased 11% and 14% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods of the prior year.

Future sales within our European operations will be significantly affected as a result of the termination of the Burberry license. However, we are confident in our future. This new situation allows us to strengthen investments supporting all portfolio brands and to accelerate their development. Our expectations reflect our plans to continue to build upon the strength of our brands and worldwide distribution network. While we are not expecting any contribution in 2013 from one of our newest brands, Karl Lagerfeld, as we are in the midst of the product development process, we do expect continued strong performances from the Lanvin, Jimmy Choo, Montblanc and Boucheron brands. The recent launches of the Repetto signature scent, along with Place Vendôme from Boucheron have exceeded our expectations and were meaningful contributors to our sales growth during the third quarter. In addition, the Company expects to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

With respect to our United States prestige brand and specialty retail products, sales benefited from strong consumer demand and expanded retail distribution for Anna Sui fragrances. Initial sales of Anna Sui fragrances began in 2012 and we expect this brand to gain further momentum following the launch of La Vie de Bohème during the third quarter of 2013. Anna Sui fragrance sales aggregated $7.6 million and $20.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.4 million and $13.8 million, respectively, for the corresponding periods of the prior year. In April 2013, our U.S. based operations took over the manufacture and distribution of legacy Alfred Dunhill fragrances and brand sales aggregated $5.7 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, providing an incremental contribution to 2013 growth for our U.S. business. Finally we are very excited about our recent agreement with internationally renowned fashion house, Oscar de la Renta, and expect that brand to further enhance the performance of our U.S.-based operations in the coming year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Net Sales to Customers by Region

(in millions)

	Nine months ended September 30,
	2013	2012

North America	$121.1	$129.2
Western Europe	130.1	129.4
Eastern Europe	42.3	37.4
Central and South America	35.7	41.7
Middle East	37.8	47.9
Asia	83.2	86.2
Other	7.8	5.4
	$458.0	$477.2

Gross margin	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012

Net sales	$126.8	$166.3	$458.0	$477.2
Cost of sales	56.8	65.2	189.7	181.5

Gross margin	$70.0	$101.1	$268.3	$295.7
Gross margin as a percent of net sales	55%	61%	59%	62%

Gross profit margin was 55% and 59% for the three and nine months ended September 30, 2013, respectively, as compared to 61% and 62% for the corresponding periods of the prior year. For European operations, gross profit margin was 58% and 61% for the three and nine months ended September 30, 2013, respectively, as compared to 63% and 64% for the corresponding periods of the prior year. The gross margin decline is directly related to the resolution of the Burberry inventory and the termination of the Burberry license. Although reserves were established and used to cover losses on the disposition of inventory, the sale to Burberry, at cost, resulted in lower gross margin for the nine months ended September 30, 2013. For the three months ended September 30, 2013, the decline in gross margin is the result of the discontinuance of Burberry product sales, which were sold at higher margins than ongoing brand sales. For U.S. operations, gross profit margin was 45% for both the three and nine months ended September 30, 2013, respectively, as compared to 44% and 46% for the corresponding periods of the prior year with product mix accounting for the slight fluctuation.

In addition, we carefully monitor movements in foreign currency exchange rates as approximately 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate for the nine months ended September 30, 2013 was 1.32, as compared to 1.28 for the 2012 period. As such, there was only a minor effect on gross margin in 2013 from changes in currency exchange rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.5 million and $4.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.3 million and $6.2 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012

Selling, general and administrative expenses	$55.4	$79.0	$178.7	$229.2
Selling, general and administrative expenses as a percent of net sales	44%	48%	39%	48%

Selling, general and administrative expenses decreased 30% and 22% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 44% and 39% of net sales for the three and nine months ended September 30, 2013, as compared to 48% for both corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $20.9 million and $58.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $31.2 million and $88.3 million for the corresponding periods of the prior year. Promotion and advertising represented 16% and 13% of net sales for the three and nine months ended September 30, 2013, as compared to 19% and 18% of net sales for the corresponding period of the prior year. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were reduced. For the three months ended September 30, 2013, promotional spending on continuing brands aggregated 16% of sales and is expected to increase significantly in the fourth quarter of 2013 as we plan to invest heavily during the holiday period to support new product launches and continued worldwide development of our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $7.9 million and $32.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $14.7 million and $40.7 million for the corresponding periods of the prior year. Royalty expense represented 6.2% and 7.1% of net sales for the three and nine months ended September 30, 2013, as compared to 8.8% and 8.5% of net sales for the corresponding periods of the prior year. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $2.6 million and $12.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $6.5 million and $17.5 million for the corresponding periods of the prior year. The decline in both royalties and service fees are directly related to the termination of the Burberry license.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a result of the above analysis, income from operations decreased to $14.6 million for the three months ended September 30, 2013, as compared to $22.1 million for the corresponding period of the prior year. Income from operations increased to $89.5 million for the nine month period ended September 30, 2013, as compared to $66.5 million for the corresponding period of the prior year. Operating margins were 11.6% and 19.5% of net sales for the three and nine month periods ended September 30, 2013, respectively, as compared to 13.3% and 13.9% for the corresponding periods of the prior year. Results for the nine months ended September 30, 2013 were influenced by an exceptional first quarter where profits were extraordinarily strong due to a substantial increase in sales, coupled with low promotional expenses. Third quarter results were influenced by lower sales and profitability relating to the termination of the Burberry license. Lower gross margins were partially offset by lower promotional spending. However, as we build our business in this new post Burberry era, we plan on investing in our ongoing brands, and we anticipate higher promotional expense in succeeding periods.

Interest expense aggregated $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, were unchanged as compared to the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs. In October 2012, the Company entered into a one year, €20 million short-term credit facility to finance payments required pursuant to the Karl Lagerfeld license. This credit facility was repaid in full as of June 30, 2013.

Interest income aggregated $1.2 million and $3.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $0.1 million and $0.9 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit.

Our effective income tax rate was 35% and 37% for the three and nine months ended September 30, 2013, respectively, as compared to 35% and 36% for the corresponding periods of the prior year. In 2013, the Company incurred a new tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. This new tax incurred during the second quarter of 2013 aggregated approximately $1.3 million. Excluding this new tax, our effective income tax rate was 35% for the nine months ended September 30, 2013. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income European operations	$7,746	$12,437	$52,994	$37,688
Net income U.S. operations	2,157	740	4,372	3,224

Net income	9,903	13,177	57,366	40,912

Less: Net income attributable to the noncontrolling interest	2,049	3,159	14,001	9,389

Net income attributable to Inter Parfums, Inc.	$7,854	$10,018	$43,365	$31,523

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.26	$0.33	$1.41	$1.03
Diluted	$0.25	$0.33	$1.40	$1.03

Weighted average number of shares outstanding:
Basic	30,796	30,570	30,743	30,561
Diluted	30,986	30,717	30,928	30,697

Net income decreased to $9.9 million for the three months ended September 30, 2013, as compared to $13.2 million for the corresponding period of the prior year. Net income increased to $57.4 million for the nine months ended September 30, 2013, as compared to $40.9 million for the corresponding period of the prior year.

Net income attributable to the noncontrolling interest comes solely through our European operations and aggregated 26% of net income of European operations for both the three and nine months ended September 30, 2013, respectively, as compared to 25% for both corresponding periods of the prior year. The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext.

Net income attributable to Inter Parfums, Inc. decreased to $7.9 million for the three months ended September 30, 2013, as compared to $10.0 million for the corresponding period of the prior year. Net income attributable to Inter Parfums, Inc. increased to $43.4 million for the nine months ended September 30, 2013, as compared to $31.5 million for the corresponding period of the prior year.

Diluted earnings per share were $0.25 and $0.33 for the three months ended September 30, 2013 and 2012, respectively, and diluted earnings per share were $1.40 and $1.03 for the nine months ended September 30, 2013 and 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Having received the proceeds in December 2012 from the termination of the Burberry license, our financial position remains strong. At September 30, 2013, working capital aggregated $418 million and we had a working capital ratio of 4.7 to 1. Cash and cash equivalents and short-term investments aggregated $288 million of which $283 million is held in euro by our European operations, which are readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 89% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $106 million of trademarks, licenses and other intangible assets are held by European operations.

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

The transition agreement provided that Burberry inventories at March 31, 2013 should be less than $20.0 million in the aggregate. Actual Burberry inventory as of March 31, 2013 aggregated approximately $18 million. During the second quarter of 2013, the Company and Burberry reached an agreement regarding inventory and Burberry agreed to purchase $7.8 million of inventory at cost. Remaining inventories were sold off in the ordinary course of business pursuant to our sell-off rights, destroyed or given to Burberry at no charge.

As of September 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed by the costs incurred for inventories given to Burberry at no charge, sold below cost and destroyed, together with commercial rebates and free merchandise given to customers over the sell-off period.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash provided by operating activities aggregated $21.5 million and $22.4 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, working capital items used $49.9 million in cash from operating activities, as compared to $27.6 million in the 2012 period. The biggest factor contributing to the use of cash during the 2013 period is the payment of taxes relating to the gain on termination of license. The decline in accounts receivable, inventories and payables reflect the wind down associated with the termination of the Burberry license.

Cash flows used in investing activities in 2013 reflect the purchase and sales, in our European operations, of short-term investments aggregating to a net position of $147.1 million. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $39 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. In addition, we generated proceeds of approximately $2.8 million from the sale of fixed assets to Burberry.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2013, cash generated by operations and a short-term credit line. The principal credit facilities for 2013 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank. Approximately $50.0 million in credit lines that were provided by a consortium of international financial institutions have been cancelled by the Company as the Company has no current need for such facilities.

In January 2013, our Board of Directors authorized a 50% increase in the annual dividend to $0.48 per share for 2013. The next quarterly dividend of $0.12 per share will be paid on January 15, 2014 to shareholders of record on December 31, 2013. The annual cash dividend for 2013 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine month period ended September 30, 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

At September 30, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $11 million and GB pounds £6.5 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2013.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 32