Form 10-K
period 2013-12-31
INTER PARFUMS INC
filed 2014-03-11
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013 or

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $480,478,921 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 7, 2014: 30,924,461

Documents Incorporated By Reference: None.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: continuation and renewal of existing license agreements; continuation and renewal of existing specialty retail agreements as well as sales and marketing efforts of specialty market retailers; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance and fragrance related products due to reduced consumer confidence as the result of a prolonged economic downturn or recession in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; protection of our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; dependence upon third party manufacturers and distributors; dependence upon our management; competition; risks related to our foreign operations currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; seasonal variability of our business; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of other parties; and possible liability for improper comparative advertising or “Trade Dress”.

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

iii

REGULATION S-K ITEM 10(e)

Regulation S-K, Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in filings with the Securities and Exchange Commission.

On July 16, 2012, Burberry exercised its option to buy-out our license rights effective December 31, 2012. Due to the significance of this transaction as well as its non-recurring nature, exclusion of such gain in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. In addition, providing comparable sales information excluding sales relating to a terminated license provides investors with a more accurate picture of current sales trends. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on pages 46, 49 and 51 of this Form 10-K are important supplemental measures of operating performance to investors.

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

Our worldwide headquarters and the office of our three (3) wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, both New York limited liability companies, and IP Beauty, Inc. (formerly Nickel USA, Inc.), a Delaware corporation, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. We also own 100% of Inter Parfums USA Hong Kong Limited indirectly through our 100% owned subsidiary, Inter Parfums USA, LLC.

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

General

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company, as 27% of Interparfums SA shares trade on the Euronext. Prestige cosmetics and prestige skin care products represent less than 1% of consolidated net sales.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute prestige fragrance products primarily under license agreements with brand owners, and prestige product sales through our European operations represented approximately 82% of net sales for 2013. We have built a portfolio of prestige brands, which include Lanvin, Montblanc, Jimmy Choo, Van Cleef & Arpels, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, and net sales of Burberry products represented 23%, 46% and 50% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. As discussed below, Burberry exercised its option to buy-out the license rights effective December 31, 2012 and we entered into a transition agreement that provided for an extension of certain license rights and obligations for an additional three month period through March 31, 2013. In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the year ended December 31, 2013, sales of product for these brands represented 15%, 15% and 13% of net sales, respectively.

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

United States Operations

Prestige brand and specialty retail fragrance and fragrance related products are marketed through our United States operations and represented 18% of sales for the year ended December 31, 2013. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Agent Provocateur, Alfred Dunhill, Anna Sui, Shanghai Tang, Oscar de la Renta, Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson and Lane Bryant.

Recent Developments

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

As of September 30, 2013, the $10 million inventory reserve, recorded in December 2012 upon recognition of the license termination gain of $198.8 million, was fully consumed during 2013.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

Shanghai Tang

In July 2013, we created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We plan to launch the first fragrance under the Shanghai Tang brand in Spring 2014.

Agent Provocateur

In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. We plan to launch the first fragrance under the Agent Provocateur brand, Fatale and Fatale Pink, in 2014. In addition, we have taken over distribution of selected fragrances within the brand’s current perfume portfolio, and plan to revitalize the Agent Provocateur signature scent.

Oscar de la Renta

In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand, which closed in December 2013, and is subject to certain minimum advertising expenditures as are customary in our industry. We purchased certain inventories and paid an up-front entry fee of $5.0 million. We have taken over distribution of fragrances within the brand’s current perfume portfolio, and plan to launch our first fragrance under the Oscar de la Renta brand in the Fall of 2014.

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

We have built a portfolio of licensed prestige brands which include Montblanc, Jimmy Choo, Boucheron, Van Cleef & Arpels, Karl Lagerfeld, Paul Smith, S.T. Dupont, Balmain, Repetto, Agent Provocateur, Alfred Dunhill, Anna Sui, Shanghai Tang, and Oscar de la Renta. In addition, we are the owner of the Lanvin brand name and trademark for our class of trade. Our exclusive worldwide licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Jimmy Choo	December 31, 2021
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met
Montblanc	December 31, 2020
Paul Smith	December 31, 2017
S.T. Dupont	December 31, 2016
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Balmain	December 31, 2023
Repetto	December 31, 2024
Alfred Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met
Anna Sui	December 31, 2021, plus two five-year optional terms if certain conditions are met
Karl Lagerfeld	October 31, 2032
Shanghai Tang	December 31, 2025, subject to earlier termination on December 31, 2019, if certain minimum sales are not met; subject to 2 year extensions unless 1 year advance notice not to renew is provided
Agent Provocateur	December 31, 2023
Oscar de la Renta	December 31, 2025, plus a 5-year optional term if certain sales targets are met

In connection with the acquisition of the Lanvin brand names and trademarks, we granted Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $97 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Prestige Fragrances

Lanvin— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3 that we had previously licensed in June 2004. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

With sales in 2013 of $86.1 million, Lanvin fragrances occupy an important position in the selective distribution market in France, Europe and Asia. Current lines in distribution include: Arpège (1927), Lanvin L’Homme (1997), Eclat d’Arpège (2002), Rumeur 2 Rose (2007), Jeanne Lanvin (2008), Marry Me! (2010) and Jeanne Lanvin Couture (2012). During 2013, Lanvin fragrances sales increased 11% which was driven by continuing gains from the Eclat d’Arpège line and the launch of Lanvin Me, which was designed by Lanvin designer, Alber Elbaz.

Montblanc— In January 2010, we entered into an exclusive, worldwide license agreement commencing on July 1, 2010, for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand.

Montblanc has achieved a world-renowned position in the luxury segment and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women's jewelry, active presence in more than 70 countries, network of more than 350 boutiques worldwide and high standards of product design and quality, Montblanc has quickly grown to one of our largest and fastest growing fragrance brands.

In July 2010, we commenced distribution of Montblanc’s legacy fragrances, which include: Présence (2001), Présence D’une Femme (2002), Individuel (2004), Femme Individuelle (2004), Starwalker (2005), Femme de Montblanc (2006) and Homme Exceptionnel (2006). In 2011, we launched a new Montblanc fragrance, Legend, which has become our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and we have a second men’s fragrance under development for a 2014 debut. Montblanc product sales increased 40% in 2013 to $83.2 million as compared to $59.3 million, which was 40% ahead of $42.5 million in 2011. Our second men’s line, Emblem, is ready for launch in the Spring of 2014.

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

In January 2011, our first fragrance under the Jimmy Choo brand was initially launched in select distribution in the United Kingdom and the United States, and this signature scent rolled out globally in Spring 2011. Throughout 2011, Jimmy Choo product sales exceeded our expectations and sales topped $40 million in that year. Sales growth has continued, reaching $51.5 million in 2012 and $72.4 million in 2013, a year marked by the launch by our second Jimmy Choo line, Flash, in February.

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

For the past two years we have been fine tuning the product range and repositioning our Van Cleef & Arpels fragrances in the exclusive high-end segment. With two new product launches in 2010 and no new launches in 2011 or 2012, we saw a sales decline of approximately 19% and 17% in 2012 and 2011, respectively. Sales growth resumed in 2013 with 11% year-over-year improvement due to the promising start to the new Rêve line and steady performances by the First and Collection Extraordinaire.

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

The transfer of existing inventory from the former licensee was completed early in 2011, and we then commenced distribution of Boucheron’s legacy fragrances. Our first new fragrance under the Boucheron brand, Jaïpur Bracelet, debuted in 2012, and we were pleased with its results. Our second line, Boucheron Place Vendôme, which has a beautiful glasswork bottle with a cabochon, the emblematic stone of House Boucheron, was released in Fall 2013. Despite a difficult 2012 base comparison from the reintroduction of the brand's classic lines and a one-time special edition fragrance in the Jaïpur Bracelet line, Boucheron fragrances sales increased 10% to of $23.1 million in 2013, as compared to $21.1 million in 2012, driven in particular by the launch of the Boucheron Place Vendôme line.

Paul Smith—- We signed an exclusive worldwide license agreement with Paul Smith in December 1998 for the creation, development and distribution of Paul Smith perfumes. In July 2008, we extended this license for an additional seven years through December 31, 2017.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith (2000), Paul Smith Extrême (2002), Paul Smith Rose (2007), Paul Smith Man 2 (2010) and Optimistic (2011). A new men’s and women’s line, Portrait, was released in Spring 2013.

S.T. Dupont— In June 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont perfumes. In 2011, the agreement was renewed and now runs through December 31, 2016. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods.

S.T. Dupont fragrances include: S.T. Dupont (1998), S.T. Dupont Essence Pure (2002), S.T. Dupont Noir (2006), S.T. Dupont Blanc (2007), S.T. Dupont Passenger (2008), S.T. Dupont Intense (2009), S.T. Dupont Passenger Cruise (2011), and 58 avenue Montaigne (2012). Our plans call for a new men’s and women’s line for 2014.

Balmain— In July 2011, we entered into a 12-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances for men and women.

The Balmain couture house was founded in 1945 by Pierre Balmain. In recent years, Balmain has undergone a significant transformation. With the redefinition of its image in ready-to-wear, the brand has become a reference for style, while retaining its distinctive design codes from the haute couture universe. In doing so, the brand has become a major trendsetter. Our first new Balmain women’s fragrance, Extatic, is scheduled to make its debut in 2014 in selective distribution.

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

With an ambitious plan of international expansion focusing mainly on Europe, the brand is now branching out into Asia, notably South Korea and Japan where its mix of cross-generational appeal and French chic has met with unprecedented enthusiasm. Our first fragrance line was launched in 2013, and with sales of $12.0 million for just seven months of activity, Repetto fragrances achieved much higher performances in Europe and Asia than expected. This line was among the year's top successes, with the second best women's fragrance launch in France for 2013.

Anna Sui—In June 2011, we entered into a 10-year exclusive worldwide fragrance license agreement to produce and distribute perfumes and fragrance related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

We are working in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is especially strong in Asia.

We have high expectations for growing the Anna Sui fragrance franchise by developing new products and expanding the brand’s fragrance presence in North America, Europe and the Middle East. With help from the Fall 2013 launch of La Vie de Bohème, sales of Anna Sui products were up 29% in 2013, reaching approximately $25.8 million. A new Anna Sui fragrance family is in the works for 2015.

Alfred Dunhill—In December 2012, we entered into a 10-year exclusive worldwide fragrance license to create, produce and distribute perfumes and fragrance related products under the Alfred Dunhill brand, which commenced on April 3, 2013.

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

Inter Parfums USA, LLC took over production and distribution of Alfred Dunhill legacy fragrances beginning in April 2013, and we plan to introduce a new men’s scent in the Fall of 2014. We plan to support the new men’s scent with a distribution strategy that recognizes and utilizes Alfred Dunhill’s luxury positioning, along with brand appropriate marketing materials and a media campaign.

Karl Lagerfeld— In October 2012 we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute perfumes under the Karl Lagerfeld brand.

Under the creative direction of Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. Our first new line, a premium scent for both men and women, is scheduled to be launched in the Spring of 2014.

Shanghai Tang— In July 2013, we created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. We plan to launch the first fragrance under the Shanghai Tang brand in late 2014. Founded in 1994, Shanghai Tang is the leading Chinese luxury brand with international recognition and distribution. As the global curator of modern Chinese chic, Shanghai Tang champions the richness and beauty of the Chinese culture through its contemporary lifestyle offer of apparel and accessories for men, women and children, as well as home collections. Shanghai Tang supports an international network of 45 boutiques, including the world’s largest lifestyle flagship – The Shanghai Tang Mansion in Hong Kong and its largest flagship Boutique, The Cathay Mansion in Shanghai, China and on-line.

Agent Provocateur— In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. We plan to launch the first fragrances under the Agent Provocateur brand, Fatale and Fatale Pink, in the Spring of 2014. In addition, we have taken over distribution of selected fragrances within the brand’s current perfume portfolio, and plan to revitalize the Agent Provocateur signature scent.

Founded in 1994 by Joseph Corré, and Serena Rees and acquired by the private equity firm, 3i Group plc in 2007, Agent Provocateur is an iconic, globally-recognized brand, breaking new ground with every collection and rightfully earning its place as a benchmark brand in the world of lingerie. It is a brand that is confident, sensual and irreverent. Agent Provocateur celebrates and empowers women with a unique brand image renowned for being provocative and yet always leaving something to the imagination.

In recent years, Agent Provocateur has been opening doors at a steady growth and plans to continue to grow its door count, especially in Asia. Currently, its products which extend into swimwear, bridal and accessories, are sold globally at nearly 80 doors in 26 countries, which include its own boutiques, shop-in-shops within the finest department stores and specialty retailers, as well as on-line.

Oscar de la Renta— In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand, which closed in December 2013, and is subject to certain minimum advertising expenditures as are customary in our industry. We have taken over distribution of fragrances within the brand’s current perfume portfolio, and plan to launch our first fragrance under the Oscar de la Renta brand in the Fall of 2014.

Oscar de la Renta is one of the world’s leading luxury goods firms. The New York-based company was established in 1965, and encompasses a full line of women’s accessories, bridal, childrenswear, fragrance, beauty and home goods, in addition to its internationally renowned signature women’s ready to wear collection. Oscar de la Renta products are sold globally in fine department and specialty stores, oscardelarenta.com and wholesale channels. There are currently eight Oscar de la Renta retail stores in the United States. There are five international retail stores located in London, Athens, the Dominican Republic, Dubai and Riyadh.

Specialty Retail Products

In connection with our specialty retail and designer agreements in our United States operations, we design, produce and manufacture fragrance and fragrance related products for brand name specialty retailers, primarily for sale in their retail stores. This specialty retail business began in 2005 with the signing of an exclusive agreement with The Gap, Inc. covering the Gap and Banana Republic brands in the United States and Canada. We have expanded this business through the years and currently have agreements in place with Brooks Brothers, bebe Stores, Betsey Johnson and Lane Bryant. Our exclusive agreements for specialty retail brands and their expiration dates are as follows:

Brand Name	Expiration Date

The Gap Inc.	December 31, 2014
Brooks Brothers	December 31, 2014	plus a 5-year optional term if certain sales targets are met
bebe Stores	June 30, 2017	plus three, 3-year optional terms, if certain sales targets are met
Betsey Johnson	December 31, 2015	plus a 5-year optional term if certain conditions are met
Lane Bryant	December 31, 2015

In addition, our agreements for the Gap, Banana Republic, Brooks Brothers, bebe and Betsey Johnson brands include a license component for worldwide sales to select third party retailers and distributors, in return for royalty payments and certain advertising expenditures as are customary in our industry.

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

In 2008, we expanded our relationship with Gap Inc. to include a licensing agreement for international distribution of personal care products created for the Gap and Banana Republic brands. We entered into this license agreement to capitalize on cross-border brand awareness of Gap’s iconic American style and Banana Republic’s affordable luxury, which we have interpreted into a brand-specific assortment of fragrance and fragrance related products. In addition, our long-established relationships with distributors in over 100 countries, and our current infrastructure enabled us to rollout Gap and Banana Republic products to select department stores, perfumeries, travel retailers, military bases and other appropriate retail outlets around the world.

In July 2011, we renewed our exclusive agreement with The Gap, Inc. to develop, produce, manufacture and distribute fragrances for Gap and Banana Republic brand names to be sold in Gap and Banana Republic retail stores in the United States and Canada. In July 2011, we also renewed our license agreement with The Gap Inc. for international distribution of fragrances through Gap and Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. These renewal agreements, which became effective on January 1, 2012, run through December 31, 2014. Commencing in 2015, our current plans are to continue to distribute Gap fragrances internationally and through their Outlet division in North America only, and distribute Banana Republic fragrances to Banana Republic stores and Banana Republic Factory Stores in North America as well as through international distribution.

Gap scents in current distribution include: Close (2009), Stay (2010), Core (2010), Deep (2011) and Near (2011). Building upon the success of the Gap brand’s fragrances, in 2012 we launched a new fragrance concept for Gap in an effort to capture the heritage of the brand. Gap Established 1969 launched in March 2012 at Gap stores in the U. S. and international distribution commenced in June 2012. During 2013, we brought to market Gap Established 1969 Bright and Electric and in 2014, Gap Established 1969 Inspire and Imagine comes to market.

Banana Republic products currently available include: Classic (1995), W (1995), Alabaster (2006), Jade (2006), Rosewood (2006), Slate (2006), Black Walnut (2006), Cordovan (2007), Malachite (2007), Republic of Women (2009), Republic of Men (2009) and Wildbloom (2011). To complement the women’s scent Wildbloom, introduced in 2011, we launched a brand extension, Wildbloom Vert, in early 2012 followed later in the year with Wildblue. In 2013, we brought new fragrances to market: Banana Republic’s Wildbloom Rouge and Wildblue Noir. In the Fall of 2014, Modern, a new collection for men and women is scheduled to launch.

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

Our bebe signature fragrance was unveiled at more than 200 bebe stores in the U.S. in August 2009, which was followed by worldwide distribution shortly thereafter. Scents currently available for domestic and international markets include: bebe (2009), bebe Sheer (2010) and bebe gold (2011). In 2012, we introduced a new bebe scent, Wishes & Dreams and we introduced two other scents, bebe desire and bebe Nouveau in 2013.

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

Brooks Brothers

In November 2007, we entered into an exclusive agreement with Retail Brand Alliance, Inc. covering the design, manufacture and supply of personal care products for men and women to be sold at Brooks Brothers locations in the United States as well as a licensing agreement covering Brooks Brothers stores and specialty and department stores outside the United States and duty-free and other travel-related retailers.

Brooks Brothers product lines currently available include: Brooks Brothers New York (2008), Black Fleece (2009), Brooks Brothers Madison (2010), and a trio of scents Black Fleece Red, White, & Blue (2010). In 2012, we introduced a new Brooks Brothers fragrance, Miss Madison. A new master brand for the Brook Brothers brand is scheduled for launch in the Fall of 2014.

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

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands are expected to contribute significantly to our growth. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose us as a partner because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in December 2012, we received the Burberry exit payment of €181 million (approximately $239 million), which we believe should assist us in entering new brand licenses or outright acquisitions. However, we cannot assure you that we will be able to enter into any future agreements or acquire brands, assets on terms favorable to us, or if we do, that any such transaction will be successful. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We intend to continue to broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have modified our distribution model and have formed and are operating joint ventures or distribution subsidiaries in the major markets of the United States, Italy, Spain and Germany for distribution of prestige fragrances. Although we may look into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands, we must also take into consideration the effect of the termination of the Burberry license. Accordingly, we are presently in the process of liquidating our wholly-owned distributor in the United Kingdom. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Build specialty retail business. We believe that specialty retailers are growing their beauty business by partnering with companies like Inter Parfums. In that regard, we now have agreements in place for the following brands, Gap and Banana Republic, Brooks Brothers, bebe, Betsey Johnson and Lane Bryant. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. Gap, Banana Republic, Brooks Brothers, bebe Stores, Inc. and Lane Bryant are innovative specialty retailers which offer a variety of lifestyle merchandise to highly defined customer niches.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

☐	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

☐	Concept choice;

☐	Produce mock-ups for final acceptance of bottles and packaging;

☐	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

☐	Choose suppliers;

☐	Schedule production and packaging;

☐	Issue component purchase orders;

☐	Follow quality control procedures for incoming components; and

☐	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

☐	Independent perfumery design companies (Federico Restrepo, Fabien Baron, Aesthete, Ateliers Dinand);

☐	Perfumers (IFF, Firmenich, Robertet, Givaudan, Takasago) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

☐	Contract manufacturers of components such as glassware (Saint Gobain, Saverglass, Pochet, Nouvelles Verreries de Momignie), caps (MT Packaging, Codiplas, Risdon, Newburgh) or boxes (Printor Packaging, Draeger);

☐	Production specialists who carry out packaging (MF Production, Brand, CCI, IKI Manufacturing) or logistics (SAGA for storage, order preparation and shipment).

For our prestige products, component and contract filling needs are purchased from many different suppliers located around the world. The suppliers' accounts for our European operations are primarily settled in euro and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars. The components for our specialty retail products are sourced and our specialty retail products are primarily produced and filled in the United States, and our mass market products are primarily manufactured, produced or filled in the United States or China.

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

As our business is a global one, we intend to continue to build our global distribution footprint. For distribution of prestige brands of our European operations we presently operate through our distribution subsidiaries in the major markets of Italy, Spain and Germany for distribution of prestige fragrances. In addition we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our French subsidiary Interparfums SA, for distribution of European based prestige brands in the United States. It has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011 to share sales and distribution personnel and facilities.

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

Specialty Retail Products

We do not presently market and distribute Gap, Banana Republic, Brooks Brothers or Lane Bryant specialty retail products to third parties in the United States. Marketing and distribution for such brands are the responsibility of the brand owners, which market and sell the products we produce in their own retail locations. However, with respect to our agreements with bebe Stores, Inc. and Betsey Johnson, we have the rights to distribute product to their stores as well as to other retail outlets and department stores within the United States.

With respect to Gap, Banana Republic, Brooks Brothers, bebe, and Betsey Johnson brands, we also distribute product to specialty retailers and department stores outside the United States, including duty-free and other travel-related retailers. We utilize our in house sales team to reach our third party distributors and customers outside the United States.

In addition, the business of our United States operations has become increasingly seasonal as shipments to our specialty retail customers are weighted toward the second half of the year.

Geographic Areas

United States export sales were approximately $50.4 million, $38.8 million and $24.9 million in 2013, 2012 and 2011, respectively. Consolidated net sales to customers by region are as follows:

(in thousands)	Year ended December 31,
	2013	2012	2011
North America	$154,300	$175,400	$150,000
Europe	215,600	241,300	246,000
Central and South America	42,400	53,000	61,000
Middle East	43,300	62,100	57,000
Asia	98,600	115,300	95,000
Other	9,400	7,000	6,200

	$563,600	$654,100	$615,200

Consolidated net sales to customers in major countries are as follows:

(in thousands)	Year Ended December 31,
	2013	2012	2011
United States	$150,000	$167,000	$138,000
United Kingdom	$46,000	$48,000	$45,000
France	$47,000	$46,000	$48,000

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

In the specialty retail market in the U.S., we primarily sell products or plan to sell products directly to select specialty retailers such as Gap and Banana Republic, Brooks Brothers, bebe and Lane Bryant, so we do not have any direct competition, other than third parties who may also have the know-how and capacity to develop, manufacture and ship product to specialty retailers. However, such specialty retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch, American Eagle and Victoria’s Secret, which thereby indirectly compete with us.

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

Government Regulation

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act. A fragrance must comply with the labeling requirements of this FDC Act as well as the Fair Packaging and Labeling Act and its regulations. Some of our color cosmetic products may contain menthol and are also classified as a “drug”. Under U.S. law, a product may be classified as both a cosmetic and a drug. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list. In addition, various jurisdictions prohibit the use of certain ingredients in fragrances and cosmetics.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrances and fragrance related products. These registered trademarks include:

☐	Montblanc
☐	Jimmy Choo
☐	Boucheron

☐	Van Cleef & Arpels
☐	Balmain
☐	Repetto
☐	Karl Lagerfeld
☐	Anna Sui
☐	Alfred Dunhill
☐	Shanghai Tang
☐	Agent Provocateur
☐	Oscar de la Renta
☐	Gap
☐	Banana Republic
☐	Brooks Brothers
☐	bebe
☐	Betsey Johnson
☐	Lane Bryant (U.S. only)
☐	S.T. Dupont
☐	Paul Smith
☐	Jordache

In addition, we are the registered trademark owner of several trademarks for fragrances and fragrance related products, including:

☐	Lanvin
☐	Intimate
☐	Aziza
☐	Tristar, Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2014, we had 296 full-time employees world-wide. Of these, 208 are full-time employees of our European operations, with 47 employees engaged in sales activities and 161 in administrative, production and marketing activities. Our United States operations have 88 employees, and of these, 13 were engaged in sales activities and 75 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

All of our rights relating to prestige fragrance brands, other than Lanvin, as well as all of our designer and specialty retail brands, are derived from licenses or other agreements from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses and other agreements on terms favorable to us. Each license or agreement is for a specific term and may have additional optional terms. Generally, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Other agreements are generally subject to meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

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

We believe that the high degree of global economic uncertainty could have a negative effect on consumer confidence, demand and spending. In addition, we believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect consumer purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our retail store customers. Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

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

Our Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

Our Company has not recognized any significant losses on its cash, cash equivalents and short-term investments, but could experience declines in the market value of its investment portfolio. As we have received payment for the buy-out of the Burberry license, any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our investments, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Given the global nature of our business, our Company has both domestic and international investments. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our Company’s cash, cash equivalents and short-term investments could decline and result in a significant impairment.

If our intangible assets, such as trademarks and licenses, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under United States generally accepted accounting principles we review our intangible assets, including our trademarks and licenses, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. Any significant impairment to our intangible assets would result in a significant charge to earnings in our financial statements during the period in which the impairment is determined to exist.

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

In the specialty retail market in the U.S. we primarily sell products directly to select specialty retailers such as Gap and Banana Republic, Brooks Brothers, bebe and Lane Bryant, so we do not have any direct competition, other than third parties who may also have the know-how and capacity to develop, manufacture and ship product to specialty retailers. However, such specialty retail stores compete directly with other specialty retail stores such as Abercrombie & Fitch, American Eagle and Victoria’s Secret, which thereby indirectly compete with us.

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

We have agreements in place for specialty retail brands, Gap and Banana Republic, Brooks Brothers, bebe, Betsey Johnson and Lane Bryant. We are responsible for product development, formula creation, packaging and manufacturing under all of those brands. These specialty retailers are responsible for marketing and selling fragrance and fragrance related products we produced in their respective stores in North America. If the sales and marketing efforts of those specialty retailers are not successful for the products that we have developed, then such unsuccessful sales and marketing efforts could have a material adverse effect on our operating results.

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

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

☐	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;
☐	diversion of management’s attention from our core business;
☐	adverse effects on existing business relationships with suppliers and customers;
☐	risks of entering markets in which we have no or limited prior experience;
☐	dilutive issuances of equity securities;
☐	incurrence of substantial debt;
☐	assumption of contingent liabilities;
☐	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets; and
☐	incurrence of significant immediate write-offs.

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

We operate on a global basis, with a substantial portion of our 2013 net sales and net income generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without incurring material incremental tax obligations. A portion of our cash and cash equivalents that result from these earnings remain outside the United States. We maintain offices in 7 countries and have key operational facilities located outside the United States that warehouse or distribute goods for sale throughout the world. Foreign operations are subject to many risks and uncertainties, including:

•            changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

•            adverse weather conditions, social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

These risks could have a material adverse effect on our business, prospects, results of operations and financial condition.

The international character of our business renders us subject to fluctuation in foreign currency exchange rates and international trade tariffs, barriers and other restrictions.

A substantial portion of our European operations’ net sales (approximately 40%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

Our business is subject to governmental regulation, which could impact our operations.

Fragrances and fragrance related products must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations. Some of our color cosmetic products may also be classified as a “drug”. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list. In addition, various jurisdictions prohibit the use of certain ingredients in fragrances and cosmetics.

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

However, we cannot assure you that, should we use proscribed ingredients in our fragrance or fragrance related products that we develop or market, or develop or market fragrances and fragrance related products with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. Accordingly, we provide guidance as to our expected net sales, and earnings per share, which is updated as appropriate throughout the year. While we generally provide updates to our guidance when we report our results each fiscal quarter if called for, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations or expectations regarding other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Forms 10-Q).  These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our financial results for any future period. Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse or adopt their predictions as to our future performance. Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations. If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected. Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 15th Floor, New York, NY.	16,800 square feet	April 30, 2024

Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2018

Our lease for temporary office space for our corporate headquarters on the 14th floor at 551 Fifth Avenue, New York City terminated on December 1, 2013, the time of substantial completion of the construction and renovation of our new corporate headquarters on the 15th floor of the same building, when our new lease began.

As the result of the sale of the Nickel brand by Interparfums SA in December 2013, we entered into an early termination agreement for our former Nickel Spa in New York City and turned back the premises to the landlord on January 31, 2014.

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	June 2014	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2022	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2017 and May 2020	Lease for portion of space expires May 2017

As part of the sale of the Nickel brand by Interparfums SA in December 2013, we also assigned our lease for our former Nickel Spa in Paris to the buyer.

Interparfums SA has had an agreement with Sagatrans, S.A. for warehousing and distribution services for several years. The current agreement with Sagatrans for warehousing and distribution services covers the period January 1, 2013 through December 31, 2014. Service fees payable to Sagatrans are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid in 2013 and 2012 were €5.9 million and €6.5 million, respectively.

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

Fiscal 2013	High Closing Price	Low Closing Price
Fourth Quarter	38.94	28.94
Third Quarter	34.96	26.02
Second Quarter	33.19	24.43
First Quarter	25.71	19.55

Fiscal 2012	High Closing Price	Low Closing Price
Fourth Quarter	20.79	17.17
Third Quarter	18.47	15.99
Second Quarter	17.33	15.20
First Quarter	17.85	15.11

As of February 18, 2014, the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 45. We believe there are approximately 6,300 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: Avon Products Inc., Blyth Inc., CCA Industries, Inc., Colgate-Palmolive Co., Elizabeth Arden, Inc., Estee Lauder Cosmetics, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Revlon, Inc., Spectrum Brands, Inc., Stephan Company, Summer Infant, Inc., The Procter & Gamble Company and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/08	12/09	12/10	12/11	12/12	12/13

Inter Parfums, Inc.	100.00	161.00	253.31	213.01	271.31	514.22
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Peer Group	100.00	109.30	118.03	128.95	139.55	174.76

Dividends

In January 2013, our Board of Directors authorized a 50% increase in the cash dividend to $0.48 per share on an annual basis In November 2013 our Board of Directors declared a special cash dividend of $0.48 per share, which was payable in one lump sum on December 16, 2013 to shareholders of record on December 2, 2013. This special dividend was in addition to our company’s regular quarterly cash dividend of $0.12 per share.

In January 2014, our Board of Directors determined to maintain the present quarterly dividend or $0.12 per share, or $0.48 on an annual basis. The next quarterly cash dividend of $0.12 per share is payable on April 15, 2014 to shareholders of record on March 31, 2014.

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the last quarter of the last fiscal year and through the date of this report.

On February 3, 2014, we granted options to purchase an aggregate of 3,500 shares for a five-year period at the exercise price of $32.12 per share, the fair market value of our common stock on the date of grant, to our five non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us. In addition, in November 2013, December 2013 and February 2014, our non-employee directors exercised stock options to purchase an aggregate of 4,875 shares of restricted common stock. Such transactions were also exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Repurchases of Our Common Stock

For each of the three (3) months during the fourth quarter of 2013, we repurchased the following shares of our common stock:

Month	Number of Shares

October 2013	0

November 2013	21,453

December 2013	0

In November 2013, as listed in the table above, the Chief Executive Officer and the President each exercised 28,500 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.7 million was paid by each of them tendering to the Company an aggregate of 18,880 shares of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 2,573 shares for payment of certain withholding taxes resulting from his option exercises.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2013	2012	2011	2010	2009
Income statement data:
Net sales	$563,579	$654,117	$615,220	$460,411	$409,464
Cost of sales	234,800	246,931	231,746	187,501	175,296
Selling, general and administrative expenses	250,025	325,799	315,698	216,474	187,690
Operating income	78,754	278,414	66,939	56,436	44,801
Income before taxes	80,646	274,765	67,393	53,840	46,348
Net income attributable to the noncontrolling interest	11,755	45,754	10,646	9,082	7,791
Net income attributable to Inter Parfums, Inc.	39,211	131,136	32,303	26,593	22,367
Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$1.27	$4.29	$1.06	$.88	$.74
Diluted	$1.27	$4.26	$1.05	$.87	$.74
Average common shares outstanding:
Basic	30,764	30,575	30,515	30,361	30,100
Diluted	30,954	30,716	30,678	30,482	30,121

Depreciation and amortization	$11,110	$15,554	$13,073	$9,188	$10,963

	As at December 31,
(In thousands except per share data)	2013	2012	2011	2010	2009

Balance sheet and other data:
Cash and cash equivalents	$125,650	$307,335	$35,856	$37,548	$100,467
Working capital	399,344	366,680	205,730	183,594	197,663
Total assets	664,058	759,920	516,034	438,105	419,088
Short-term bank debt	6,104	27,776	11,826	5,250	5,021
Long-term debt (including current portion)	-0-	-0-	4,480	16,129	29,594
Inter Parfums, Inc. shareholders’ equity	407,211	381,476	252,674	234,976	226,746
Dividends declared per share	$0.96	$0.32	$0.32	$0.26	$0.133

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 82%, 87% and 90% of net sales for 2013, 2012 and 2011, respectively. We have built a portfolio of prestige brands, which include Lanvin, Montblanc, Jimmy Choo, Van Cleef & Arpels, Paul Smith, Boucheron, S.T. Dupont, Balmain, Karl Lagerfeld and Repetto, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, and net sales of Burberry products represented 23%, 46% and 50% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. (See Note 2 “Termination of Burberry License” in notes to consolidated financial statements on page F-13 of this Form 10-K). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the year ended December 31, 2013, sales of product for these brands represented 15%, 15% and 13% of net sales, respectively.

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 18%, 13% and 10% of net sales in 2013, 2012 and 2011, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Oscar de la Renta, Shanghai Tang, Agent Provocateur, Gap, Banana Republic, Brooks Brothers, bebe and Betsey Johnson brands.

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell directly to retailers, seasonality is more evident. We have operated our European distribution subsidiaries in Italy, Germany, Spain and the United Kingdom since 2007, and in January 2011, we commenced operations of our U.S. distribution subsidiary. In addition, our specialty retail product lines sold to U.S. retailers is also concentrated in the second half of the year.

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

During 2013, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. This is due in part to our belief that we are well positioned as a result of our strategy to manage our business effectively and efficiently. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

As of September 30, 2013, the $10 million inventory reserve, recorded in December 2012 upon recognition of the license termination gain of $198.8 million, was fully consumed during 2013.

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

Oscar de la Renta

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand, The agreement closed on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. We purchased certain inventories and paid an up-front entry fee of $5.0 million. The Company has taken over distribution of fragrances within the brand’s current perfume portfolio, and plan to launch its first fragrance under the Oscar de la Renta brand in 2014.

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, in 2011 we took over U.S. distribution of our European based prestige products, and for U.S. based customers, we allow returns if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data, including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.7%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived intangible assets. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2013 assuming all other assumptions remained constant:

In millions		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(1.32)
Weighted average cost of capital	-10%	$1.67
Future sales levels	+10%	$1.27
Future sales levels	-10%	$(1.27)

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

Quantitative Analysis

During the three-year period ended December 31, 2013 we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2013, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.5 million and selling, general and administrative expenses would have changed by approximately $0.03 million. The collective impact of these changes on operating income, net earnings attributable to Inter Parfums, Inc., and net earnings attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $0.6 million, $0.27 million and $0.01, respectively.

Results of Operations

Net Sales

	Years ended December 31,
	2013	% Change	2012	% Change	2011
	(in millions)

European based product sales	$464.3	(19)%	$571.8	4%	$552.4
United States based product sales	99.3	21%	82.3	31%	62.8
Total net sales	$563.6	(14)%	$654.1	6%	$615.2

After increasing 6% in 2012, net sales for the year ended December 31, 2013 decreased 14% to $563.6 million. At comparable foreign currency exchange rates, net sales declined 14% in 2013 and increased 9% in 2012. While there was no discernible effect of currency rates on net sales in 2013, the strength of the U.S. dollar in 2012 as compared to 2011 had a negative effect on reported net sales in 2012. The average dollar/euro exchange rates for the years ended December 31, 2013, 2012 and 2011 were 1.33, 1.28 and 1.39, respectively. Our association with Burberry concluded during the second quarter of 2013. Burberry brand product sales aggregated $130.3 million in 2013, as compared to $301.4 million in 2012.

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures”, on page v of this Form 10-K. European based prestige product sales, excluding Burberry brand product sales, increased 23% in 2013, as compared to 2012. Our major ongoing brands have performed very well in 2013. For Jimmy Choo we introduced its second fragrance line, Jimmy Choo Flash, which contributed to the 41% increase in brand sales for 2013. Sales of Montblanc Legend fragrances also performed exceptionally well with 2013 brand sales increasing 40%. With the continued growth of Eclat ď Arpège along with the launch of Lanvin Me and the steady performance of the Jeanne Lanvin line, Lanvin product sales increased 11% in 2013. In addition, the recent launches of the Repetto signature scent, along with Place Vendôme from Boucheron have exceeded our expectations and were meaningful contributors to our growth in sales of ongoing brands in 2013.

Future sales within our European operations will be significantly affected as a result of the termination of the Burberry license. However, we are confident in our future as this new situation has allowed us to strengthen investments supporting all portfolio brands and to accelerate brand development. Our expectations reflect our plans to continue to build upon the strength of our brands and our worldwide distribution network. For 2014, we expect continued strong performances from the existing scents within the Lanvin, Jimmy Choo, Montblanc and Boucheron brands. In addition, our plans call for 2014 to be one of our largest new product launch years in our history, with new scents rolling out for Balmain, Karl Lagerfeld, Jimmy Choo, Montblanc and S.T. Dupont. Lastly, the Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

European based product sales increased 4% in 2012 after an increase of 36% in 2011. The global launch of Burberry Body in 2011 made for a very difficult sales comparison. Burberry product sales declined 2% to $301.4 million in 2012 as compared to $307.7 million in 2011. Although Lanvin product sales declined 3% to $77.6 million in the absence of a major launch, other brands in our portfolio performed extremely well. Montblanc fragrance sales increased 40% to $59.3 million due in great part to the continued success of the men’s line, Legend. Jimmy Choo fragrances continued to build upon the success of the brand’s signature scent as sales increased 26% to $51.5 million. Boucheron, in its first full year under license, also contributed to 2012 growth, as fragrance sales increased 82% to $21.1 million, as compared to 2011.

With respect to our United States prestige brand and specialty retail products, sales rose 21% and benefited from strong consumer demand and expanded retail distribution for Anna Sui fragrances. Initial sales of Anna Sui fragrances began in 2012 and gained further momentum following the launch of La Vie de Bohème in 2013. Anna Sui fragrance sales increased 29% to $25.8 million in 2013, as compared to $20.0 in 2012. In April 2013, our U.S. based operations took over the manufacture and distribution of legacy Alfred Dunhill fragrances, and brand sales aggregated $13.0 million, providing an incremental contribution to 2013 growth for our U.S. business. Finally we are very excited about our three recent fragrance license agreements:

i)	internationally renowned fashion house, Oscar de la Renta,

ii)	one of China’s leading fashion brands, Shanghai Tang,

iii)	London-based luxury lingerie brand, Agent Provocateur.

We expect each of these brands to further enhance the performance of our U.S.-based operations in the coming year.

United States prestige brand and specialty retail product sales increased 31% in 2012. The initial launch of our first Nine West fragrance and the commencement of sales pursuant to our Anna Sui license were the primary contributors to 2012 sales growth. With a high concentration of customers in the Far East, first year sales of Anna Sui products reached approximately $20.0 million. In January 2012, Love Fury, a women’s fragrance created for Nine West launched at Macy’s stores and Nine West stores in the U.S. and internationally. As this line was met with mixed reviews, it was discontinued in 2013.

Consolidated Net Sales to Customers by Region

	Years ended December 31,
	2013	2012	2011
	(in millions)

North America	$154.3	$175.4	$150.0
Western Europe	159.8	188.0	194.0
Eastern Europe	55.8	53.3	52.0
Central and South America	42.4	53.0	61.0
Middle East	43.3	62.1	57.0
Asia	98.6	115.3	95.0
Other	9.4	7.0	6.2
	$563.6	$654.1	$615.2

In 2013, the declines are primarily the result of the termination of the Burberry license. However, sales of ongoing brands remained strong in North America, Latin America, Asia and Eastern Europe, while weakness continued in Western Europe.

In 2012, top line growth was especially strong in North America where sales ran 17% ahead of 2011. Growth continued in the Middle East which saw a 9% increase in sales, while sales were down 3% and 13% in Western Europe and Central and South America, respectively. With the addition of the Anna Sui brand in our portfolio, the Asian market grew 21% in 2012.

Gross Margins

	Years ended December 31,
	2013	2012	2011
	(in millions)

Net sales	$563.6	$654.1	$615.2
Cost of sales	234.8	246.9	231.7
Gross margin	$328.8	$407.2	$383.5
Gross margin as a percent of net sales	58.3%	62.2%	62.3%

As a percentage of net sales, gross profit margins were 58.3%, 62.2%, and 62.3% in 2013, 2012 and 2011, respectively. For European operations, gross profit margin was 61%, 64% and 65% in 2013, 2012 and 2011, respectively. The gross margin decline in 2013 is directly related to the resolution of the Burberry inventory and the termination of the Burberry license. Although reserves were established and used to cover losses on the disposition of inventory, the sale of certain inventory to Burberry at cost, resulted in a lower gross margin. In addition, the discontinuance of Burberry product sales, which were sold at higher margins than ongoing brand sales, had a negative effect on margins. For U.S. operations, gross profit margin was 46% for both 2013 and 2012 and 40% in 2011. The increase since 2011 is the result of prestige product sales for the Anna Sui and Alfred Dunhill fragrance brands.

We carefully watch movements in foreign currency exchange rates as approximately 40% of our European based operations net sales are denominated in dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate was 1.33 in 2013, as compared to 1.28 in 2012. As such, there was only a minor effect on gross margin in 2013 from changes in currency exchange rates.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $25.7 million, $46.5 million and $48.4 million in 2013, 2012 and 2011, respectively, and represented 4.6%, 7.1% and 7.9% of net sales, respectively. The decline in 2013 is the result of the discontinuance of Burberry product sales.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $6.1 million, $8.4 million and $8.8 million in 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2013	2012	2011
	(in millions)

Selling, general & administrative expenses	$250.0	$325.8	$315.7
Selling, general & administrative expenses as a percent of net sales	44%	50%	51%

Selling, general and administrative expenses decreased 23% for the year ended December 31, 2013, as compared to 2012 and increased 3% for the year ended December 31, 2012 as compared to 2011. As a percentage of sales, selling, general and administrative expenses were 44%, 50% and 51% for the years ended December 31, 2013, 2012 and 2011, respectively. For European operations, selling, general and administrative expenses decreased 27% in 2013, as compared to 2012 and represented 46% of sales in 2013 as compared to 52% in 2012. For U.S. operations, while sales increased 21% in 2013, as compared to 2012, selling, general and administrative expenses increased 16% for the same period and represented 34% of sales, as compared to 36% in 2012.

Promotion and advertising included in selling, general and administrative expenses aggregated $94.0 million, $132.7 million and $127.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Promotion and advertising as a percentage of sales represented 16.7%, 20.3% and 20.8% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were reduced. Almost all promotional spending in 2013 was for continuing brands and represented approximately 22% on continuing brand sales. As planned, we invested heavily in promotional spending in the latter part of 2013 to support new product launches and continued worldwide development of our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $40.5 million, $58.8 million and $51.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Royalty expense as a percentage of sales represented 7.2%, 9.0% and 8.3% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In addition service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $15.1 million, $26.3 million and $25.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in both royalties and service fees in 2013 are directly related to the termination of the Burberry license.

The impairment loss in 2012 related to our Nickel business. In December 2013, the Company sold its Nickel brand and trademarks for $3.5 million, which was approximately equal to the then current book value of the goodwill and trademark; therefore, there was no material gain or loss as a result of the sale.

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures”, on page v of this Form 10-K. As a result of the termination of the Burberry license, the Company recognized a gain of $198.8 million as of December 31, 2012. On an after tax basis and after allocation to the noncontrolling interests on an after tax basis, the net gain on termination of license attributable to Inter Parfums, Inc. common shareholders’ aggregated $93.0 million. Therefore, excluding the 2012 net gain on termination of license, income from operations decreased 1% to $78.8 million in 2013 and income from operations increased 19% to $79.6 million in 2012, as compared to $66.9 million in 2011. Operating margins aggregated 14.0%, 12.2% and 10.9% for the years ended December 31, 2013, 2012 and 2011, respectively. Results for 2013 were influenced by an exceptional first quarter where profits were extraordinarily strong due to a substantial increase in sales, coupled with low promotional expenses. The remainder of the year was influenced by lower sales and profitability relating to the termination of the Burberry license. Lower gross margins were partially offset by lower promotional spending. However, as we build our business in the post Burberry era, we plan to continue investing in our ongoing brands.

With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate effectiveness. A significant portion of the expenses associated with the Burberry brand were variable in nature. The Company currently plans to continue to absorb substantially all of the fixed costs through increased sales of other brands in our European prestige fragrance portfolio as well as with the sale of products of new brands recently licensed.

Interest expense aggregated $1.4 million, $1.7 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $6.1 million, $27.8 million and $16.3 million as of December 31, 2013, 2012 and 2011, respectively. In October 2012, the Company entered into a one year, €20 million credit facility to finance payments required pursuant to the Karl Lagerfeld license. This credit facility was repaid in full in 2013 and we had no long term debt as of December 31, 2013.

Interest income aggregated $4.4 million in 2013 and $1.1 million in 2012 and 2011. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit.

Foreign currency gains or (losses) aggregated ($1.2) million, ($3.1) million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency. Approximated 40% of net sales of our European operations are denominated in U.S. dollars. The strengthening euro relative to the dollar in 2011 accounts for most of the foreign currency gains in 2011 and the weakening euro relative to the dollar in 2012 and 2013 accounts for most of the foreign currency losses in 2012 and 2013.

Our effective income tax rate was 36.8%, 35.6% and 36.3% for the years ended December 31, 2013, 2012 and 2011, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. In 2013, the Company incurred a new tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. This new tax aggregated approximately $1.6 million in 2013. Excluding this new tax, our effective income tax rate was 35% in 2013. We would expect our effective tax rate to be declining as a result of the 2008 formation of Interparfums (Suisse) SARL, which receives a favorable tax rate on a portion of Interparfums SA taxable income. However, tax rate increases enacted by the French Government have mitigated any savings. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures”, on page v of this Form 10-K.

Net Income and Earnings per Share (as reported)

	Year ended December 31,
	2013	2012	2011
	(In thousands except share and per share data)

Net income attributable to European operations	$44,147	$171,799	$40,841
Net income attributable to United States operations	6,819	5,091	2,108
Net income	50,966	176,890	42,949
Less: Net income attributable to the noncontrolling interest	11,755	45,754	10,646
Net income attributable to Inter Parfums, Inc.	$39,211	$131,136	$32,303
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.27	$4.29	$1.06
Diluted	1.27	4.26	1.05
Weighted average number of shares outstanding:
Basic	30,763,955	30,574,772	30,514,529
Diluted	30,953,882	30,715,684	30,677,825

On an after tax basis (the tax rate of Interparfums SA is 36.1%) and after allocation to the noncontrolling interest (26.77%)of the after tax gain, the 2012 net gain on termination of license attributable to Inter Parfums, Inc. common shareholders aggregated $93.0 million. Therefore, had this transaction not occurred, net income and earnings per share would have been as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands except share and per share data)

Net income attributable to European operations	$44,147	$44,742	$40,841
Net income attributable to United States operations	6,819	5,091	2,108
Net income	50,966	49,833	42,949
Less: Net income attributable to the noncontrolling interest	11,755	11,741	10,646
Net income attributable to Inter Parfums, Inc.	$39,211	$38,092	$32,303
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.27	$1.25	$1.06
Diluted	1.27	1.24	1.05

Excluding the 2012 net gain on termination of license, on a consolidated basis, and after its allocation to the noncontrolling interests on an after tax basis, net income increased 2% to $51.0 million in 2013, as compared to $49.8 million in 2012 which was 16% ahead of $42.9 million in 2011. Net income attributable to European operations was $44.1 million, $44.7 million and $40.8 million in 2013, 2012 and 2011, respectively, while net income attributable to United States operations was $6.8 million, $5.1 million and $2.1 million in 2013, 2012 and 2011, respectively. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. For European operations, the absence of Burberry brand sales and related decline in gross margin as a percentage of sales were partially mitigated by the decline in Burberry related selling, general and administrative expenses. For United States operations, the 21% increase in sales and only a 16% increase in selling, general and administrative expense is the primary contributor to the increase in net income. The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 26.6%, 26.4% and 26.1% of European operations net income in 2013, 2012 and 2011, respectively. Net income attributable to Inter Parfums, Inc. increased 3% to $39.2 million in 2013, as compared to $38.1 million in 2012 which was 18% ahead of $32.3 million in 2011. Net margins attributable to Inter Parfums, Inc. aggregated 7.0%, 5.8% and 5.3% for the years ended December 31, 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

Having received the proceeds in December 2012 from the termination of the Burberry license, our financial position remains strong. At December 31, 2013, working capital aggregated $399 million and we had a working capital ratio of over 4.0 to 1. Cash and cash equivalents and short-term investments aggregated $307 million all of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 90% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $104 million of trademarks, licenses and other intangible assets are held by European operations.

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

As of September 30, 2013, the $10 million inventory reserve, recorded in December upon recognition of the license termination gain of $198.8 million, was fully consumed during 2013.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

With only limited reorganization measures needed, the Company’s business model is expected to continue to demonstrate its effectiveness. This new situation has allowed us to strengthen investments supporting all portfolio brands and to accelerate their development. In addition, the Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth are examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by (used in) operating activities aggregated $49.2 million, $60.6 million and ($23.7) million for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, working capital items used $18 million in cash from operating activities as compared to $72 million being provided by operating activities in 2012. The primary factor contributing to this use in 2013 is the payment of taxes relating to the gain on termination of license. The decline in accounts receivable, inventories and payables reflect the wind down associated with the termination of the Burberry license. The accounts receivable balances in 2013 and 2012 reflect favorable collection activity as day’s sales outstanding declined to 73 days in 2013 as compared to 90 days in 2012. Inventory day’s on hand has also shown improvement and aggregated 199 in 2013, down from 225 in 2012.

Cash flows used in investing activities in 2013 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $53 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Purchases of equipment and leasehold improvements aggregated $5.0 million, $9.5 million and $9.9 million in 2013, 2012 and 2011, respectively. In both 2012 and 2011 the amounts include the purchase of stands and counters for the Burberry cosmetic lines some of which were sold for $2.8 million in 2013. Investing activities in 2012 reflects the proceeds from the termination of the Burberry license received in December 2012. Our business is not capital intensive as we do not own any manufacturing facilities. We typically spend upwards of $4 million per year on tools and molds, depending on our new product development calendar. The balance of capital expenditures is for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Payments for intangible assets aggregated $7.8 million, $19.7 million and $4.6 million in 2013, 2012 and 2011, respectively. When acquiring new licenses for brands that have current distribution, we may pay an entry fee in connection with securing the license rights.

In December 2013, the Company sold its Nickel brand and trademarks for $3.5 million, which was approximately equal to the then current book value of the goodwill and trademark; therefore, there was no material gain or loss as a result of the sale.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2013, cash generated by operations and a short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2014 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of December 31, 2013 and 2012, short-term borrowings aggregated $6.1 million and $27.8 million, respectively.

Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary, Interparfums SA, pursuant to options exercised and payment for acquisition of minority interests represents repurchases of shares of Interparfums SA in an effort to offset the dilution from options exercised.

In January 2011, the Board of Directors authorized a 31% increase in the annual dividend to $0.32 per share. In January 2013, the Board of Directors authorized a 50% increase in the annual dividend to $0.48 per share. In January 2014, the Board of Directors authorized the continuation of the $0.48 per share dividend for 2014. The next quarterly cash dividend of $0.12 per share is payable on April 15, 2014 to shareholders of record on March 31, 2014. In addition, in 2013 our Board of Directors authorized a special cash dividend of $0.48 per share, payable in one lump sum on December 16, 2013 to shareholders of record on December 2, 2013. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $36.7 million, $13.1 million and $12.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The cash dividends to be paid in 2014 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2013.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt
Capital Lease Obligations
Operating Leases	$33,491	$4,993	$9,790	$8,684	$10,024
Purchase obligations(1)	$1,119,360	$102,123	$236,243	$240,785	$540,209
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,152,851	$107,116	$246,033	$249,469	$550,233

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2013, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2013, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $8.3 million and GB £2.1 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2013

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$213,810	$117,485	$126,753	$105,531	$563,579
Gross margin	134,643	63,607	70,007	60,522	328,779
Net income (loss)	42,942	4,521	9,903	(6,400)	50,966
Net income (loss) attributable to Inter Parfums, Inc.	31,696	3,815	7,854	(4,154)	39,211
Net income (loss) attributable to Inter Parfums, Inc. per share:
Basic
Diluted	$1.03	$0.12	$0.26	$(0.13)	$1.27
	$1.03	$0.12	$0.25	$(0.13)	$1.27
Average common shares
outstanding:
Basic	30,687	30,748	30,796	30,826	30,764
Diluted	30,847	30,953	30,986	30,826	30,954

Quarterly Data (Unaudited)

For the Year Ended December 31, 2012

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$165,368	$145,555	$166,264	$176,930	$654,117
Gross margin	106,678	87,856	101,118	111,534	407,186
Net income	20,254	7,481	13,177	135,978	176,890
Net income attributable to Inter Parfums, Inc.	15,497	6,008	10,018	99,613	131,136
Net income attributable to Inter Parfums, Inc. per share:
Basic
Diluted	$0.51	$0.20	$0.33	$3.25	$4.29
	$0.51	$0.20	$0.33	$3.24	$4.26
Average common shares outstanding:
Basic	30,551	30,563	30,570	30,615	30,575
Diluted	30,686	30,688	30,717	30,772	30,716

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent auditor, WeiserMazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2013 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 11, 2014

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 19 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2013 (including the last regular board meeting of 2013 held during January 2014), and except for Mr. Rosinoer, all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of eight (8) directors.

On January 8, 2014 our company was advised that one of our directors, Serge Rosinoer, passed away, and on the same day we notified Nasdaq OMX of such event. Prior to the death of Mr. Rosinoer, we had nine (9) directors, with a majority of independent directors. As the result of the death of Mr. Rosinoer, our company would not be in compliance with the requirement of the majority of independent directors rule, Nasdaq Rule 5605(b)(1). Our company intends to comply with the cure period stated in Rule 5605(b)(1)(A), to have a majority of independent directors by the earlier of one year or its next annual meeting of stockholders.

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

During 2013, our board of directors had the following standing committees:

•	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue an audit report for our company. During 2013, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

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

•	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2013, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. We presently do not have a separate charter for our Executive Compensation and Stock Option Committee.

•	Nominating Committee – The members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 53, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 55, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 57, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 52 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 53, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009 Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Jean Levy

Jean Levy, age 81, a Director since August 1996, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. He is currently a board member of Price Minister, an internet based retailer located in Paris. Due to Mr. Levy having over thirty years’ experience as an executive officer, including more than ten years as President and Chief Executive Officer of well-known cosmetic companies such as Cosmair and Sanofi Beaute (France), we believe he is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 56, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. Since 2008, Sirius has invested in UK shoe and clothing retailer LK Bennett, Italian sportswear retailer and wholesaler Jeckerson Spa and feelunique.com, Europe's largest online beauty retailer. Mr. Bensoussan served previously as Executive Chairman and CEO of LK Bennett and is now Non-Executive Chairman. He has also acted as the Non-Executive Chairman of Jerkerson Spa since May 2008 and of feelunique.com since December 2012. Mr. Bensoussan is a board member of lululemon athletica inc. He is also a member of three private Boards, including Men's retailer Celio International (Belgium), Zen Cars (Belgium), an electric car rental company, and Aurenis (France) a part-works publisher. Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer. We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 70, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, and Modellabs, both publicly held companies, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he worked at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. We believe that Mr. Choël, who has previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, is qualified to serve as a member of our board of directors.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 54, became the Director of the Luxury and Fashion division of Interparfums SA in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Interparfums SA and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Interparfums SA from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 41, was the Supply Chain Manager when he joined Interparfums SA in 2003 and has been the Director of Operations for Interparfums SA since January 2005. Prior to joining Interparfums SA, Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 53, was appointed as President of Inter Parfums USA, LLC in 2009, following his appointment as President of Inter Parfums USA, LLC – Specialty Retail Division in January 2008, which presently encompasses fragrance and personal care products produced for specialty retail brands such as Gap, Banana Republic, Brooks Brothers, bebe, Betsey Johnson and Lane Bryant, and fragrances for prestige brands such as Anna Sui, Alfred Dunhill, Agent Provocateur, Shanghai Tang and Oscar de la Renta. Mr. Clarke has been employed by our company since 2001.

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

Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative after discussions with Mr. Russell Greenberg, Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives for United States operations. Mr. Benacin, the Chief Executive Officer of Interparfums SA, takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Interparfums SA, and recommends executive compensation levels for executives in European operations. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Mr. Madar the Chief Executive Officer is not present during deliberations or determination of his executive compensation by the compensation committee. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in July 2013 overwhelmingly approved the compensation policies and decisions of the compensation committee. As such vote validated the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn permitted our company to weather the storm of the recent recession and put our company on track for a continued high rate of growth and profitability, which management believes will result in a substantial increase in value to our shareholders.

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

For 2013, each of Mr. Philippe Santi, the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Director of the Luxury and Fashion division, had their based salaries increased upon the recommendation of Mr. Benacin, and received a base salary of €285,600, an increase (2.6%) from €278,400 in 2012. These increases in base salary for 2013 were in line with the base salary increases also recommend by Mr. Benacin for 2012 of 2.7% to €278,400. The Compensation Committee considered the recommendations of Mr. Benacin, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo.

With regard to Mr. Benacin, his base salary remained constant for 2011, 2012 and 2013, at €391,200 per year. In view of the uncertainty of the status of the Burberry license at the end of 2011 and beginning of 2012, which accounted for approximately 56% of net sales of Interpafums SA for 2011, Mr. Benacin believed it to be prudent to recommend only a limited base salary increase to Messrs. Santi and Garcia-Pelayo and not to increase his base salary. The compensation committee agreed with Mr. Benacin’s assessment of the uncertain business prospects of Interparfums SA and his proposed disposition relating to base salary for Interparfums SA executive officers.

However, for 2014, in addition to his base salary which was increased from €391,200 to €414,000, a 5.8% increase, Philippe Benacin Holding SAS, Mr. Benacin’s personal holding company, will receive $250,000 for services rendered and to be rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations, in his capacity as President of our company. Payment is being made by the Company’s United States operations. A consulting agreement has been agreed in principle with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

The compensation took into account the following three salient factors in authorizing payment to Mr. Benacin’s holding company— services rendered to United States operations for several years by Mr. Benacin in connection with licensing and distribution of international brands without any cash compensation from United States operations, future international services to be performed by Mr. Benacin relating to licensing and distribution of international brands for United States operations, as well as three years without any increase in his base salary.

A different approach is taken for United States operations as that segment is smaller and less profitable. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. None of the executive officers for United States operations have employment agreements, as we believe that having flexibility in structuring annual base salary is a benefit, which permits us to act quickly to meet a changing economic environment.

For 2013, Andy Clarke, the President of Inter Parfums USA, LLC, the largest subsidiary of the United States operations, did not have his base salary increased from the $320,000 he received in 2012 and 2011. Beginning in 2012, in lieu of a base salary increase, Mr. Clarke was awarded a commission on certain new sales that he was instrumental in bringing to our company. For 2013 and 2012, Mr. Clarke received commissions of $306,200 and $248,224, respectively. For a detailed discussion of Mr. Clarke’s commission structure for both 2013 and 2012, please see “Bonus Compensation/Annual Incentives”.

For 2013, Russell Greenberg, the Executive Vice President and Chief Financial Officer, received a $30,000 (6.25%) increase in his base salary, to $510,000, as compared to the $23,000 (5%) increase in his base salary he received in 2012 from 2011. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increase: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

For 2013, Mr. Madar, the Chief Executive Officer, did not receive any increase in his base salary, which has remained at $380,000 since 2009. Mr. Madar also shared the view of Mr. Benacin that in view of the uncertainty of the status of the Burberry license at the end of 2011 and beginning of 2012, Mr. Madar determined not to recommend any increase in his base salary to the compensation committee. However, over the past 3 years, net income of US operations has grown from a loss of ($200,000) in 2009 to a profit of $5.1 million in 2012. Accordingly, after several years of no increase in his base salary, for 2013, in addition to his base salary which remained at $380,000, Jean Madar Holding SAS, Mr. Madar’s personal holding company, received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. A consulting agreement has been signed with Mr. Madar’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company. For 2014 both the base salary of Mr. Madar as well as the consulting fee payable to his personal holding company will remain the same as they were for 2013. In determining Mr. Madar’s base salary, as well as the consulting fee for 2014 being paid to Mr. Madar’s holding company, the Committee took into account Mr. Madar’s leadership of our company in general, the increasing profitability of United States operations over the past several years, and his services in assisting United States operations in acquiring three new fragrance licenses during 2013.

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

For 2013, Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of bonus compensation of €78,000 to Mr. Benacin (approximately 20% of base salary), and €268,000 (approximately 96% of base salary) to each of Messrs. Santi and Garcia- Pelayo. In addition to individual performance, level of responsibility, skill and experience other factors considered by the Compensation Committee were the increased sales of European operation ongoing brands, Lavin, Montblanc and Jimmy Choo, as well as the work with recently licensed European operation brands, Balmain, Repetto and Karl Lagerfeld. However, Mr. Benacin recommended that his bonus compensation for 2013 be reduced to €78,000 (approximately 20% of base salary) from €254,500 which he received for 2012 (approximately 65% of base salary), in order to offset in large part the new $250,000 in consulting fees he is to receive in 2014 through his personal holding company, as discussed above. The difference in the bonus compensation from 2013 to 2012, €176,500, approximates $240,000 at current exchange rates. The Compensation Committee approved the bonus compensation in tandem with the consulting agreement based upon services Mr. Benacin rendered to United States operations for several years in connection with licensing and distribution of international brands without any cash compensation from United States operations, future international services to be performed by Mr. Benacin relating to licensing and distribution of international brands for United States operations, as well as three years without any increase in his base salary. The Compensation Committee also understands that both Mr. Benacin and the Corporation will benefit from lower tax rates by having compensation taken in this form.

For 2012, Mr. Benacin, the chief decision maker for European operations, proposed and the committee concurred in the payment of bonus compensation of € 254,500 to Mr. Benacin (approximately 65% of base salary), and €258,000 (approximately 93% of base salary) to each of Messrs. Santi and Garcia- Pelayo. Such bonus compensation exceeded prior bonus compensation as a percentage of base salary, and was given in recognition of the services performed in connection with the resolution of the disposition of the Burberry license, as well as the record year for sales and earnings of European operations. For 2011, bonus compensation was approximately equal to 72% of 2010 base salaries.

A different approach is taken for United States operations as that segment is smaller and less profitable. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for 2013, Mr. Greenberg received a discretionary cash bonus of $50,000, which was the same amount he received in 2012. The Compensation Committee considered the following material factors in granting Mr. Greenberg his 2013 bonus: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer. The compensation committee authorized the bonus in 2012 in recognition for his services in connection with the disposition of the Burberry license, as well as the record year for sales and earnings of our company.

For 2012, in lieu of a base salary increase, Mr. Clarke was awarded a commission on certain new sales that he was instrumental in bringing to our company. The commission rate was determined based on internal estimates of sales targets for the new business. For 2012, in determining the projected amount of the commission portion of Mr. Clarke’s estimated compensation, the initial assumption was based upon internal net sales projections of $30 million, which included $20 million for Anna Sui brand sales and $10 million for new secondary market distribution. The commission rate of 0.8% of net sales would yield $240,000 based upon internal projections. However, net sales exceeded the internal projections and his commission rate of 0.8% was based upon actual sales of $31.0, which yielded a total commission of $248,224. As Mr. Clarke was instrumental in obtaining the Anna Sui license for the Company and obtaining this new secondary market distribution, it was determined that such additional compensation was fair in view of his contribution to the Company’s increase in sales.

For 2013, no changes were made to the commission structure for Mr. Clarke. Actual net sales for both the Anna Sui brand and secondary market product sales aggregated approximately $38.3 million, and therefore, based upon the commission rate discussed above, Mr. Clarke received a commission of $306,200 for 2013.

For 2013 and 2012, Mr. Clarke did not receive a discretionary cash bonus. However, as discussed above, in lieu of an increase in base salary, Mr. Clarke received a commission on sales of Anna Sui, in which he was instrumental in obtaining the business. The commission was based upon sales targets determined after negotiation with the Chief Executive Officer. For 2012, the amount of Mr. Clarke’s commission under this plan was $248,224.

Mr. Madar, the Chief Executive Officer did not receive any cash bonus for 2012, or for years 2011, 2010 and 2009. However, as discussed above under the heading “Base Salary”, over the past 3 years, net income of US operations has grown from a loss of ($200,000) in 2009 to a profit of $5.1 million 2012. Accordingly, after several years with no increase in his base salary, for 2013, in addition to his base salary, Jean Madar Holding SAS, his personal holding company, will receive $250,000 for services to be rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. Also for 2013, any further bonus compensation for Mr. Madar would be at the discretion of the compensation committee.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000€, or approximately $34,000.

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

In December for each of the years 2011-2013, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December for each of the years 2011-2013, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, at the fair market value on the date of grant. The Compensation Committee determined that the option grants for Messrs. Madar, Benacin and Greenberg, which have remained the same for years 2011-2012, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officers at the same level for 2013.

In December 2013, options to purchase a total of 5,000 shares were granted to Messrs. Santi and Garcia-Pelayo, which were the same amounts as the aggregate amount granted in December 2012 and January 2013 to Messrs. Santi and Garcia-Pelayo. These amounts represent an increase as additional compensation for their contribution to the efforts of the United States based operations, as compared with 2011, when options to purchase 3,000 shares were granted to Messrs. Santi and Garcia-Pelayo,.

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

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of the company. For 2013, Mr. Benacin received an automobile allowance of €10,800, which is the same amount paid in 2012, 2011 and 2010.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2013 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable this Item 11, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2013	630,000	-0-	-0-	178,790	-0-	-0-	-0-	808,790
Chairman and	2012	380,000	-0-	-0-	106,000	-0-	-0-	-0-	486,000
Chief Executive Officer	2011	380,000	-0-	-0-	87,000	-0-	-0-	-0-	467,000

Russell Greenberg,	2013	510,000	50,000	-0-	235,250	-0-	-0-	-0-	795,250
Chief Financial Officer and	2012	480,000	50,000	-0-	139,000	-0-	-0-	-0-	669,000
Executive Vice President	2011	457,000	35,000	-0-	114,000	-0-	-0-	-0-	606,000

Philippe Benacin, President Inter	2013	518,966	103,475	-0-	178,790	-0-	12,000	14,327	827,558
Parfums, Inc., Chief Executive	2012	502,457	326,880	-0-	106,000	-0-	11,213	13,872	960,422
Officer of Interparfums SA	2011	542,790	253,913	-0-	87,000	-0-	14,846	14,985	913,534

Philippe Santi, Executive Vice	2013	378,877	355,529	-0-	65,870	33,292	12,000	-0-	844,568
President and Chief Financial	2012	357,577	331,375	-0-	17,000	32,233	11,213	-0-	749,398
Officer, Interparfums SA	2011	376,290	274,725	-0-	14,000	24,906	14,846	-0-	704,767

Frédéric Garcia-Pelayo,	2013	378,877	355,529	-0-	65,870	33,292	12,000	9,021	854,589
Director Export Sales,	2012	357,577	331,375	-0-	17,000	32,233	11,213	8,734	758,132
Interparfums SA	2011	376,290	274,725	-0-	14,000	24,906	14,846	9,435	714,202

1 Amounts reflected under Option Awards represent the grant date fair values in 2013, 2012 and 2011 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 11 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 25,000 euro, or approximately $34,000.

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

3 The following table identifies (i) perquisites and other personal benefits, provided to our named executive officers in fiscal 2013, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	14,327	-0-	14,327

Philippe Santi, Executive Vice President and Director General Delegue, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Director Export Sales, Interparfums SA	-0-	9,021	-0-	9,021

Ratio of CEO’s Compensation to Median Compensation of All Employees (Excluding CEO Compensation)

We have determined that for 2013, the median total compensation for all of our employees, but excluding the compensation of our Chief Executive Officer, was $117,434. The total compensation for our Chief Executive Officer for 2013 as set forth in the Summary Compensation above was $808,790. Therefore, for 2013 the ratio of the total compensation for our Chief Executive Officer as compared to the median total compensation to all of our employees excluding the compensation of our Chief Executive Officer, is 6.9:1.

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Closing Price
Jean Madar	12/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	35.75	35.81
Russell Greenberg	12/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	35.75	35.81
Philippe Benacin	12/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	35.75	35.81
Philippe Santi	12/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	35.75	35.81
Frédéric Garcia-Pelayo	12/31/13	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	35.75	35.81

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

Under our company’s stock option plans, the exercise price is determined by the average of the high and low price on the date of grant, not the closing price as reported by The Nasdaq Stock Market.

We also note that the Summary Compensation Table does not include income realized by the named executive officers as the result of the exercise of stock options, but rather reflects the dollar amount recognized for financial statement reporting purposes for options granted in accordance with ASC topic 718-20. However, value realized as the result of stock option exercises is set forth in the table entitled “Option Exercises and Stock Vested”.

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $34,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our company held by the executive officers listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	13,875	-0-	-0-	11.297	2/13/14
	19,000	-0-	-0-	6.925	12/30/14
	15,200	3,800	-0-	12.14	12/30/15
	11,400	7,600	-0-	19.025	12/30/16
	7,600	11,400	-0-	15.59	12/29/17
	3,800	15,200	-0-	19.325	12/30/18
	-0-	19,000	-0-	35.75	12/30/19

Russell Greenberg	3,000	-0-	-0-	6.925	12/30/14
	15,000	5,000	-0-	12.14	12/30/15
	15,000	10,000	-0-	19.025	12/30/16
	10,000	15,000	-0-	15.59	12/29/17
	5,000	20,000	-0-	19.325	12/30/18
	-0-	25,000	-0-	35.75	12/30/19

Philippe Benacin	13,875	-0-	-0-	11.297	2/13/14
	19,000	-0-	-0-	6.925	12/30/14
	15,200	3,800	-0-	12.14	12/30/15
	11,400	7,600	-0-	19.025	12/30/16
	7,600	11,400	-0-	15.59	12/29/17
	3,800	15,200	-0-	19.325	12/30/18
	-0-	19,000	-0-	35.75	12/30/19

Philippe Santi	1,800	1,200	-0-	15.62	3/28/16
	1,800	1,200	-0-	19.025	12/30/16
	1,200	1,800	-0-	15.59	12/29/17
	600	2,400	-0-	19.325	12/30/18
	-0-	2,000	-0-	22.195	1/30/19
	-0-	5,000	-0-	35.75	12/30/19

Frédéric Garcia-Pelayo	1,800	1,200	-0-	15.62	3/28/16
	1,800	1,200	-0-	19.025	12/30/16
	1,200	1,800	-0-	15.59	12/29/17
	600	2,400	-0-	19.325	12/30/18
	400	1,600	-0-	22.195	1/30/19
	-0-	5,000	-0-	35.75	12/30/19

[Footnotes from table above]

1 Except as otherwise noted, all options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	-0-	8,785	12.00	12/11/2015
	-0-	9,317	17.20	10/07/2016

Russell Greenberg	-0-	1,758	12.00	12/11/2015
	-0-	1,997	17.20	10/07/2016

Philippe Benacin	-0-	9,317	17.20	10/07/2016

Philippe Santi	-0-	8,785	12.00	12/11/2015
	-0-	9,317	17.20	10/07/2016

Frédéric Garcia-Pelayo	-0-	8,785	12.00	12/11/2015
	-0-	9,317	17.20	10/07/2016

[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.

2 As of December 31, 2013, the closing price of Interparfums SA as reported by Euronext was 31.35 euro, and the exchange rate was 1.3791 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	28,500	711,731	-0-	-0-

Russell Greenberg	25,500	491,115	-0-	-0-

Philippe Benacin	28,500	711,731	-0-	-0-

Philippe Santi	12,750	240,563	-0-	-0-

Frédéric Garcia-Pelayo	12,750	246,953	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (euro)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	-0-	-0-	-0-	-0-

Philippe Benacin	8,785	227,373	-0-	-0-

Russell Greenberg	-0-	-0-	-0-	-0-

Philippe Santi	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits in connection with retirement plans during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	202,000	11,581
Philippe Santi	Inter Parfums SA Pension Plan	NA	202,000	11,581
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	202,000	11,581

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

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2014, Mr. Benacin presently receives an annual salary of €414,000 (approximately $571,000), and automobile expenses of €10,800 (approximately $15,000), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, in addition to his base salary which remained at €414,000, Philippe Benacin Holding SAS, Mr. Benacin’s personal holding company, will receive $250,000 for services rendered and to be rendered outside of the United States by Mr. Benacin for United States operations, in his capacity as President of our company. Payment is being made from United States operations. A consulting agreement has been agreed in principle with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also is to provide for indemnification for Mr. Benacin and his holding company, and a covenant not to compete for one year after termination of the agreement. The agreement is to be for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the President of our company.

In 2013 we signed a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement is for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2013 Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2014 both the $380,000 annual base salary of Mr. Madar as well as the $250,000 consulting fee payable to his personal holding company will remain the same as they were for 2013.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	16,000	-0-	6,114	-0-	-0-	43,775	65,889
Jean Levy[2]	18,000	-0-	6,114	-0-	-0-	36,441	60,555
Robert Bensoussan[3]	10,000	-0-	6,114	-0-	-0-	28,099	44,213
Patrick Choël[5]	14,000	-0-	6,114	-0-	-0-	21,684	41,798

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 3,500 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 2,500 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 2,500 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 2,250 shares of our common stock.

For 2013, all nonemployee directors received $4,000 for each board meeting at which they participate in person, and $2,000 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000.

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

On February 1, 2014, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy and Robert Bensoussan-Torres, and options to purchase 500 shares were granted to Patrick Choël, all at the exercise price of $32.12 per share under the 2004 plan. Such options vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 28, 2014, we had 30,924,461 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,117,599	[2]	23.0%
Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,926,394	[3]	22.4%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	40,000	[4]	Less than 1%

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

2Consists of 28,258 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 57,000 shares.

3Consists of 23,330 shares held directly, 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 57,000 shares.

4 Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	6,400	[5]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	30,063	[6]	Less than 1%
Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	2,750	[7]	Less than 1%
Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	13,250	[8]	Less than 1%
Patrick Choël Universite -82 7 rue de Talleyrand 75007, Paris, France	14,575	[9]	Less than 1%
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	6,400	[10]	Less than 1%
Axel Marot Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	-0-		NA
Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	17,625	[11]	Less than 1%
All Directors and Officers (As a Group 12 Persons)	14,175,056	[12]	46.7%

5 Consists of shares of common stock underlying options.

6 Consists of 27,563 shares held directly and options to purchase 2,500 shares.

7 Consists of 1,750 shares held directly and options to purchase 1,000 shares.

8 Consists of 12,000 shares held directly and options to purchase 1,250 shares.

9 Consists of 14,325 shares held directly and options to purchase 250 shares.

10 Consists of shares of common stock underlying options.

11 Consists of 1,625 shares held directly and options to purchase 16,000 shares.

12 Consists of 13,987,256 shares held directly or indirectly, and options to purchase 187,800 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	643,595	19.58	461,075
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	643,595	19.58	461,075

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our former Burberry license and our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2013 and 2012 fees for such services were $158,750 and $337,438, respectively. In January 2012, Inter Parfums USA, LLC, a United States subsidiary, signed a five year license agreement with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry. In 2013 and 2012, Inter Parfums USA, LLC, a United States subsidiary, paid Interparfums Singapore Pte., Ltd., a subsidiary of Interparfums SA, approximately $114,000 and $110,000, respectively as reimbursement for expenses for employees and use of their offices by Inter Parfums USA, LLC, including a reasonable allocation of overhead. We estimate that future payments under this arrangement will be approximately $150,000 per year.

Option Exercise with Tender of Previously Owned Shares

The Chief Executive Officer and the President each exercised 13,875, 28,500 and 60,000 outstanding stock options of the Company’s common stock in 2014, 2013 and 2012, respectively. The aggregate exercise prices of $0.3 million in 2014, $0.7 million in 2013 and $1.6 million in 2012 were paid by them tendering to the Company in 2014, 2013 and 2012, an aggregate of 10,080, 18,880 and 82,322 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2014, 2013 and 2012 an additional 1,193, 2,573 and 4,710 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Consulting Agreement

As discussed above in Item 11, Executive Compensation, in 2013 we signed a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement is for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2013 Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2014 both the $380,000 annual base salary of Mr. Madar as well as the $250,000 consulting fee payable to his personal holding company will remain the same as they were for 2013.

Also as discussed above in Item 11, Executive Compensation, In 2014, in addition to his base salary which remained at €414,000, Philippe Benacin Holding SAS, Mr. Benacin’s personal holding company, will receive $250,000 for services rendered and to be rendered outside of the United States by Mr. Benacin for United States operations, in his capacity as President of our company. Payment is being made from United States operations. A consulting agreement has been agreed in principle with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also is to provide for indemnification for Mr. Benacin and his holding company, and a covenant not to compete for one year after termination of the agreement. The agreement is to be for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the President of our company.

Distribution and Support Arrangements with Clarins

During 2010, we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our majority-owned French subsidiary Interparfums SA, for distribution of prestige brands in the United States. Interparfums Luxury Brands has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011, to share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. In addition, in 2011, our Spanish distribution subsidiary also entered into a similar service agreement with a Clarins subsidiary relating to distribution of prestige fragrances in Spain. In November 2013, Interparfums Luxury Brands and Clarins U.S.A., Inc. entered into an Extension Agreement, which extended the terms of the Clarins U.S. Services Agreement until June 30, 2015 on the same terms and conditions (the “Clarins Extension Agreement. Mr. Serge Rosinoer, a former director of our Company who passed away in January 2014, was the Vice Chairman of the Supervisory Board of Clarins SA, the parent company of both the Clarins Fragrance Group US and the Clarins subsidiary.

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

Yelo and Nickel USA

IP Beauty, Inc., formerly Nickel USA, Inc., a wholly-owned subsidiary of our company and Yelo, LLC, a related party by virtue of the 3% equity interest in Yelo owned by Mr. Jean Madar, the Chairman of the Board and Chief Executive Officer, have entered into an agreement to have Yelo perform management services at the spa owned and operated by Nickel in New York City for a one (1) year period, subject to subsequent annual renewals upon agreement of the parties, and Nickel paid Yelo a monthly base fee of $5,000, plus a monthly performance fee based upon a percentage of increased monthly revenues above a baseline. In December 2013, we sold our Nickel brand and trademarks and the consulting agreement with Yelo was terminated in January 2014.

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

On January 8, 2014 our company was advised that one of our directors, Serge Rosinoer, passed away, and on the same day we notified Nasdaq OMX of such event. Prior to the death of Mr. Rosinoer, we had nine (9) directors, with a majority of independent directors. As the result of the death of Mr. Rosinoer, our company would not be in compliance with the requirement of the majority of independent directors rule, Nasdaq Rule 5605(b)(1). Our company intends to comply with the cure period stated in Rule 5605(b)(1)(A), to have a majority of independent directors by the earlier of one year or its next annual meeting of stockholders.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by WeiserMazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2013 and December 31, 2012.

Audit Fees

During 2013, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.0 million. During 2012, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $0.9 million.

Audit-Related Fees

WeiserMazars LLP did not bill us for any audit-related services during 2013 or 2012.

Tax Fees

WeiserMazars LLP did not bill us for tax services during 2013 or 2012.

All Other Fees

WeiserMazars LLP did not bill us for any other services during 2013 or 2012.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2013, the audit committee authorized the following non-audit services to be performed by WeiserMazars LLP.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2013.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2013. If we require further tax services from WeiserMazars LLP, then the approval of the audit committee must be obtained.

•	If we require other services by WeiserMazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that WeiserMazars LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2014, the audit committee authorized the same non-audit services to be performed by WeiserMazars LLP during 2013 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements annexed hereto

Reports of Independent Registered Public Accounting Firms	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2013	F-4

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013	F-5

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2013	F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-28

(a)(3) Exhibits – The list of exhibits is contained in the Exhibit Index, which follows the signature page of this report.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2013. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 11, 2014

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands except share and per share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$125,650	$307,335
Short-term investments	181,677	—
Accounts receivable, net	79,932	149,340
Inventories	117,347	142,614
Receivables, other	2,418	2,534
Other current assets	4,775	5,897
Income taxes receivable	6,435	1,968
Deferred tax assets	7,257	13,132
Total current assets	525,491	622,820
Equipment and leasehold improvements, net	10,444	12,289
Trademarks, licenses and other intangible assets, net	116,243	113,041
Other assets	11,880	11,770
Total assets	$664,058	$759,920

Liabilities and Equity
Current liabilities:
Loans payable – banks	$6,104	$27,776
Accounts payable - trade	56,736	73,113
Accrued expenses	58,333	68,768
Income taxes payable	1,270	84,030
Dividends payable	3,704	2,453
Total current liabilities	126,147	256,140
Deferred tax liability	2,555	3,799
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares;
none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares;
outstanding, 30,863,421 and 30,680,634 shares at December 31, 2013 and 2012, respectively	31	31
Additional paid-in capital	57,877	54,679
Retained earnings	359,459	349,672
Accumulated other comprehensive income	25,860	12,498
Treasury stock, at cost, 9,940,977 and 9,976,524 common shares at December 31, 2013 and 2012	(36,016)	(35,404)
Total Inter Parfums, Inc. shareholders’ equity	407,211	381,476
Noncontrolling interest	128,145	118,505
Total equity	535,356	499,981
Total liabilities and equity	$664,058	$759,920

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2013, 2012, and 2011

(In thousands except share and per share data)

	2013	2012	2011

Net sales	$563,579	$654,117	$615,220
Cost of sales	234,800	246,931	231,746
Gross margin	328,779	407,186	383,474

Selling, general, and administrative expenses	250,025	325,799	315,698
Gain on termination of license	—	(198,838)	—
Impairment of goodwill	—	1,811	837
Total operating expenses	250,025	128,772	316,535
Income from operations	78,754	278,414	66,939
Other expenses (income):
Interest expense	1,380	1,654	2,197
(Gain) loss on foreign currency	1,168	3,128	(1,546)
Interest and dividend income	(4,440)	(1,133)	(1,105)
	(1,892)	3,649	(454)

Income before income taxes	80,646	274,765	67,393
Income taxes	29,680	97,875	24,444
Net income	50,966	176,890	42,949
Less: Net income attributable to the noncontrolling interest	11,755	45,754	10,646
Net income attributable to Inter Parfums, Inc.	$39,211	$131,136	$32,303
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.27	$4.29	$1.06
Diluted	1.27	4.26	1.05
Weighted average number of shares outstanding:
Basic	30,763,955	30,574,772	30,514,529
Diluted	30,953,882	30,715,684	30,677,825

Dividends declared per share	$0.96	$0.32	$0.32

See accompanying notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2013, 2012, and 2011

(In thousands except share and per share data)

	2013	2012	2011

Net income	$50,966	$176,890	$42,949

Other comprehensive income:
Net derivative instrument gain, net of tax	—	22	18
Transfer from OCI into earnings	(327)	—	—
Translation adjustments, net of tax	19,027	6,419	(9,680)
	18,700	6,441	(9,662)
Comprehensive income	69,666	183,331	33,287

Comprehensive income attributable to noncontrolling interests:
Net income	11,755	45,754	10,646
Net derivative instrument gain, net of tax	—	6	7
Transfer from OCI into earnings	(87)	—	—
Translation adjustments, net of tax	5,425	1,684	(2,659)
	17,093	47,444	7,994
Comprehensive income attributable to Inter Parfums Inc.:	$52,573	$135,887	$25,293

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2013, 2012, and 2011

(In thousands except share and per share data)

	2013	2012	2011

Common stock, beginning of period	$31	$31	$30
Shares issued upon exercise of stock options	—	—	1
Common stock, end of period	31	31	31

Additional paid-in capital, beginning of period	54,679	50,883	48,887
Shares issued upon exercise of stock options	2,882	2,568	1,092
Sale of subsidiary shares to noncontrolling interests	(173)	737	626
Purchase of subsidiary shares from noncontrolling interests	—	—	(417)
Stock compensation	489	491	695
Additional paid-in capital, end of period	57,877	54,679	50,883

Retained Earnings, beginning of period	349,672	228,164	205,453
Net Income	39,211	131,136	32,303
Dividends	(29,582)	(9,789)	(9,768)
Stock compensation	158	161	176
Retained Earnings, end of period	359,459	349,672	228,164

Accumulated other comprehensive income, beginning of period	12,498	7,747	14,757
Foreign currency translation adjustment	13,602	4,735	(7,021)
Transfer from OCI into earnings	(240)	—	—
Net derivative instrument gain, net of tax	—	16	11
Accumulated other comprehensive income, end of period	25,860	12,498	7,747

Treasury stock, beginning of period	(35,404)	(34,151)	(34,151)
Shares issued upon exercise of stock options	203	409	—
Shares received as proceeds of option exercises	(815)	(1,662)	—
Treasury stock, end of period	(36,016)	(35,404)	(34,151)

Noncontrolling interest, beginning of period	118,505	71,676	64,970
Net Income	11,755	45,754	10,646
Foreign currency translation adjustment	5,425	1,684	(2,659)
Net derivative instrument gain, net of tax	—	6	7
Transfer from OCI into earnings	(87)	—	—
Sale of subsidiary shares to noncontrolling interest	830	2,659	2,130
Dividends	(8,341)	(3,333)	(3,149)
Purchase of subsidiary shares from noncontrolling interest	—	—	(333)
Stock-based compensation	58	59	64
Noncontrolling interest, end of period	128,145	118,505	71,676

Total Equity	$535,356	$499,981	$324,350

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$50,966	$176,890	$42,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,110	15,554	13,073
Impairment of goodwill	—	1,811	837
Provision for doubtful accounts	574	914	2,838
Noncash stock compensation	838	832	1,060
Gain on termination of license	—	(198,838)	—
Excess tax benefits from stock-based compensation arrangements	(700)	(100)	(110)
Deferred tax expense (benefit)	4,844	(7,903)	(1,009)
Change in fair value of derivatives	__	(68)	(272)
Changes in:
Accounts receivable	71,776	27,302	(88,915)
Inventories	29,240	13,568	(60,494)
Other assets	426	(9,611)	993
Accounts payable and accrued expenses	(33,156)	(40,773)	72,664
Income taxes, net	(86,724)	81,063	(7,335)
Net cash provided by (used in) operating activities	49,194	60,641	(23,721)
Cash flows from investing activities:
Purchases of short-term investments	(381,843)	—	(10,823)
Proceeds from sale of short-term investments	207,082	—	62,111
Proceeds from termination of license, net of transaction fees and other settlements	—	235,650	—
Purchase of equipment and leasehold improvements	(5,015)	(9,474)	(9,946)
Payment for intangible assets acquired	(7,769)	(19,717)	(4,605)
Proceeds from sale of equipment	2,801	—	—
Proceeds from sale of trademark	3,481	—	—
Net cash provided by (used in) investing activities	(181,263)	206,459	36,737
Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks	(21,835)	15,300	7,230
Repayment of long-term debt	—	(4,379)	(11,673)
Purchase of treasury stock	(98)	(90)	—
Proceeds from exercise of options including tax benefits	1,668	1,305	983
Excess tax benefits from stock-based compensation arrangements	700	100	110
Proceeds from sale of stock of subsidiary	657	3,396	2,756
Payment for acquisition of noncontrolling interests	—	—	(750)
Dividends paid	(28,331)	(9,780)	(9,304)
Dividends paid to noncontrolling interests	(8,341)	(3,333)	(3,149)
Net cash provided by (used in) financing activities	(55,580)	2,519	(13,797)
Effect of exchange rate changes on cash	5,964	1,860	(911)
Net increase (decrease) in cash and cash equivalents	(181,685)	271,479	(1,692)
Cash and cash equivalents – beginning of year	307,335	35,856	37,548
Cash and cash equivalents – end of year	$125,650	$307,335	$35,856
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,524	$1,799	$1,972
Income taxes	104,992	20,584	32,716

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. Burberry was our most significant license and net sales of Burberry products represented 23%, 46% and 50% of net sales in 2013, 2012 and 2011, respectively (see Note (2) “Termination of Burberry License”). In addition, the Company owns the Lanvin brand name for its class of trade and licenses the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for each of these brands were as follows:

	Year Ended December 31,
	2013	2012	2011
Lanvin	15%	12%	13%
Montblanc	15%	9%	7%
Jimmy Choo	13%	8%	7%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 73% owned Interparfums SA (“IPSA”), a subsidiary whose stock is publicly traded in France. In 2013, the Company formed a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited for the purpose of entering into a license with one of China’s leading luxury brands and to operate an Asian sales and marketing office. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. From time to time, the Company has short-term investments which consist of certificates of deposit with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes its credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are held at financial institutions outside the United States and are readily convertible into U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible, which aggregated $6.4 million and $10.6 million as of December 31, 2013 and 2012, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated $3.6 million, $4.0 million and $4.4 million as of December 31, 2013, 2012 and 2011, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $6.8 million and $19.9 million as of December 31, 2013 and 2012, respectively. The inventory reserves as of December 31, 2012, included a reserve of approximately $10.0 million on the Burberry inventories as reported in Note 2 of these Notes to Consolidated Financial Statements.

Derivatives

All derivative instruments are recorded as either assets or liabilities and measured at fair value. The Company uses derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in equity (as a component of accumulated other comprehensive income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. The Company also holds certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, changes in their fair value are recorded in earnings immediately.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements. Depreciation provided on equipment used to produce inventory, such as tools and molds, is included in cost of sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.7%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

No one customer represented 10% or more of net sales in 2013, 2012 or 2011.

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $6.1 million, $8.4 million and $8.8 million in 2013, 2012 and 2011, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, in 2011, we took over U.S. distribution of our European based prestige products, and for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $94.0 million, $132.7 million and $127.8 million for 2013, 2012 and 2011, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $25.7 million, $46.5 million and $48.4 million in 2013, 2012 and 2011, respectively. Accrued expenses include approximately $22.4 million and $24.4 million in advertising liabilities as of December 31, 2013 and 2012, respectively.

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

License Agreements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 years to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, range from approximately 1 year to 14 years.  Under each license, the Company is required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

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

Recent Accounting Pronouncements

In July 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit exists. This guidance is effective for interim and annual periods beginning after December 15, 2014. The adoption of this new guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(2)	Termination of Burberry License

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

The Company had determined that the transaction was substantially completed as of December 31, 2012. The following table sets forth a summary of the gain on termination of license which is included in income from operations on the accompanying statement of income for the year ended December 31, 2012:

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

As of September 30, 2013, the $10 million inventory reserve, recorded in 2012 upon recognition of the gain on termination of license, was fully consumed during 2013.

Accounts receivables and accounts payables were collected and paid in the ordinary course of business. In addition, Burberry purchased fixed assets for $2.8 million as agreed in the transition agreement.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(3)	Recent Agreements

Oscar de la Renta

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand. The agreement closed on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company has purchased certain inventories and paid an up-front entry fee of $5.0 million. The Company has taken over distribution of fragrances within the brand’s current perfume portfolio, and plans to launch its first fragrance under the Oscar de la Renta brand in 2014.

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

Dunhill

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited (“Dunhill”) brand. Our rights under the agreement commenced on April 3, 2013 when we took over production and distribution of the existing Dunhill fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an upfront entry fee of $0.9 million.

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

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2013	2012
Raw materials and component parts	$47,800	$47,732
Finished goods	69,547	94,882
	$117,347	$142,614

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$181,677	$—	$181,677	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	157	—	157	—

	$181,834	$—	$181,834	$—

(In thousands)		Fair Value Measurements at December 31, 2012
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$784	$—	$784	$—

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

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(6)	Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company did not enter into any cash flow hedges during the three-year period ended December 31, 2013.

The following table presents gains and losses in derivatives not designated as hedges and the location of those gains and losses in the financial statements (in thousands):

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) recognized in Income on Derivative	December 31, 2013	December 31, 2012

Interest rate swaps	Interest expense	$—	$68
Foreign exchange contracts	Gain (loss) on foreign currency	$11	$153

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2013 and 2012 resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At December 31, 2013, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $8.3 million and GB £2.1 million which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2013	2012
Equipment	$25,597	$41,447
Leasehold improvements	2,952	2,465
	28,549	43,912
Less accumulated depreciation and amortization	18,105	31,623
	$10,444	$12,289

Depreciation and amortization expense was $4.9 million, $8.6 million and $6.0 million for 2013, 2012 and 2011, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(8)	Trademarks, Licenses and Other Intangible Assets

2013	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$4,257	$—	$4,257
Trademarks (finite lives)	53,319	102	53,217
Licenses (finite lives)	80,842	24,747	56,095
Other intangible assets (finite lives)	11,964	9,290	2,674
Subtotal	146,125	34,139	111,986
Total	$150,382	$34,139	$116,243

2012	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$6,631	$—	$6,631
Trademarks (finite lives)	53,115	382	52,733
Licenses (finite lives)	69,373	18,387	50,986
Other intangible assets (finite lives)	15,469	12,778	2,691
Subtotal	137,957	31,547	106,410
Total	$144,588	$31,547	$113,041

Amortization expense was $6.2 million, $7.0 million and $7.9 million for 2013, 2012 and 2011, respectively. Amortization expense is expected to approximate $6.9 million in 2014 and 2015, and $5.9 million in 2016, 2017 and 2018. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 13 years and 2 years, respectively, and 14 years in the aggregate.

There were no impairment charges for trademarks with indefinite useful lives in 2013, 2012 and 2011. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.7%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

The cost of trademarks, licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life which range from three to twenty years. If the residual value of a finite life intangible asset exceeds its carrying value, then the asset is not amortized. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Trademarks (finite lives) primarily represents Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $97 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

In December 2013, the Company sold its Nickel brand and trademarks for $3.5 million, which was approximately equal to the then current book value of the goodwill and trademark; therefore, there was no material gain or loss as a result of the sale.

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $15 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.25% as of December 31, 2013). The line of credit which has a maturity date of May 1, 2014 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to this line of credit were approximately $6.1 million as of December 31, 2013 and zero as of December 31, 2012.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $25 million. These credit lines bear interest at EURIBOR plus 0.6%, 0.7% or 0.8% (EURIBOR was 0.3% at December 31, 2013). Outstanding amounts were zero as of December 31, 2013 and $27.8 million as of December 31, 2012.

The weighted average interest rate on short-term borrowings was 2.8% and 0.8% as of December 31, 2013 and 2012, respectively.

(10)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2023. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $10.8 million, $11.8 million and $12.7 million in 2013, 2012 and 2011, respectively. Minimum future annual rental payments are as follows:

2014	$4,993
2015	4,888
2016	4,902
2017	4,581
2018	4,103
Thereafter	10,024
$33,491

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2032. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2014	$102,123
2015	115,400
2016	120,843
2017	119,158
2018	121,627
Thereafter	540,209
$1,119,360

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2013, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $40.5 million, $58.8 million and $51.3 million, in 2013, 2012 and 2011, respectively, and represented 7.2%, 9.0% and 8.3% of net sales for the years ended December 31, 2013, 2012 and 2011.

(11)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2013 and 2012 aggregated $0.5 million and $0.9 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	346,075	$5.02
Nonvested options granted	136,350	$9.20
Nonvested options vested or forfeited	(114,955)	$4.67
Nonvested options – end of year	367,470	$6.68

Share-based payment expenses decreased income before income taxes by $0.8 million in 2013 and 2012 and $1.1 million in 2011, decreased net income attributable to Inter Parfums, Inc. by $0.50 million in 2013 and 2012 and $0.60 million in 2011, respectively, and reduced diluted earnings per share by $0.01 in 2013 and 2012, and $0.02 in 2011.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

The following table summarizes stock option activity and related information for the years ended December 31, 2013, 2012 and 2011 and does not include information relating to options of IPSA granted by IPSA, our majority-owned subsidiary:

	Year ended December 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	716,235	$14.41	823,275	$13.20	807,620	$12.78
Options granted	136,350	34.84	128,850	19.25	118,900	15.66
Options exercised	(204,240)	11.68	(226,160)	12.72	(95,625)	12.66
Options cancelled	(4,750)	17.47	(9,730)	15.37	(7,620)	14.37
Shares under option - end of year	643,595	19.58	716,235	14.41	823,275	13.20

At December 31, 2013, options for 461,075 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $10.4 million as of December 31, 2013 and unrecognized compensation cost related to stock options outstanding on Inter Parfums, Inc. common stock aggregated $2.3 million, which will be recognized over the next five years. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, IPSA, was €0.1 million (approximately $0.15 million). Options under IPSA plans vest four years after grant.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2013, 2012 and 2011 were $9.20, $5.54 and $4.59 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2013, 2012 and 2011 are set forth in the following table:

	Year Ended December 31,
	2013	2012	2011
Weighted-average expected stock-price volatility	37%	38%	40%
Weighted-average expected option life	5.0 years	5.0 years	4.5 years
Weighted-average risk-free interest rate	1.7%	0.7%	0.9%
Weighted-average dividend yield	2.7%	1.7%	1.7%

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would maintain its current payout ratio as a percentage of earnings.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2013	2012	2011
Cash proceeds from stock options exercised	$1,668	$1,305	$1,210
Tax benefits	$700	$100	$—
Intrinsic value of stock options exercised	$4,088	$1,359	$720

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2013:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$6.15 – $6.93	47,930	0.99 years	47,930
$11.30 – $11.41	39,225	0.12 years	39,225
$12.14	78,120	2.00 years	60,010
$13.45	3,000	1.08 years	1,875
$15.59 - $15.62	113,010	3.90 years	44,550
$17.07 - $17.94	6,750	2.68 years	1,625
$19.03 - $19.33	219,210	4.11 years	80,910
$21.76	5,000	4.09 years	—
$22.20	4,000	5.09 years	—
$35.75	127,350	6.00 years	—
Totals	643,595	3.69 Years	276,125

As of December 31, 2013, the weighted average exercise price of options exercisable was $13.76 and the weighted average remaining contractual life of options exercisable is 2.32 years. The aggregate intrinsic value of options exercisable at December 31, 2013 is $6.1 million.

The Chief Executive Officer and the President each exercised 13,875, 28,500 and 60,000 outstanding stock options of the Company’s common stock in 2014, 2013 and 2012, respectively. The aggregate exercise prices of $0.3 million in 2014, $0.7 million in 2013 and $1.6 million in 2012 were paid by them tendering to the Company in 2014, 2013 and 2012, an aggregate of 10,080, 18,880 and 82,322 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2014, 2013 and 2012 an additional 1,193, 2,573 and 4,710 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Dividends

The quarterly dividend of $3.7 million ($0.12 per share) declared in December 2013 was paid in January 2014. The next quarterly dividend of $0.12 per share will be paid on April 15, 2014 to shareholders of record on March 31, 2014.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

(12)	Net Income Attributable to Inter Parfums, Inc. Common Shareholders

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Inter Parfums, Inc.	$39,211	$131,136	$32,303
Effect of dilutive securities of consolidated subsidiary	—	(168)	(82)
Numerator for diluted earnings per share	$39,211	$130,968	$32,221
Denominator:
Weighted average shares	30,763,955	30,574,772	30,514,529
Effect of dilutive securities:
Stock options and warrants	189,927	140,912	163,296
Denominator for diluted earnings per share	30,953,882	30,715,684	30,677,825

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.27	$4.29	$1.06
Diluted	1.27	4.26	1.05

Not included in the above computations is the effect of anti-dilutive potential common shares which consist of outstanding options to purchase 32,000, 230,000, and 118,000 shares of common stock for 2013, 2012, and 2011, respectively.

(13)	Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sale of the prestige brand name fragrances, and United States operations represent the sale of specialty retail and prestige brand name fragrances. Information on the Company’s operations by segments is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

	Year ended December 31,
	2013	2012	2011
Net sales:
United States	$99,158	$83,106	$62,976
Europe	464,562	571,877	552,415
Eliminations of intercompany sales	(141)	(866)	(171)
	$563,579	$654,117	$615,220
Net income attributable to Inter Parfums, Inc.:
United States	$6,806	$5,078	$2,108
Europe	32,392	126,045	30,217
Eliminations	13	13	(22)
	$39,211	$131,136	$32,303
Depreciation and amortization expense:
United States	$1,216	$958	$507
Europe	9,894	14,596	12,566
	$11,110	$15,554	$13,073
Interest and dividend income:
United States	$16	$7	$10
Europe	4,424	1,126	1,095
	$4,440	$1,133	$1,105
Interest expense:
United States	$13	$38	$11
Europe	1,367	1,616	2,186
	$1,380	$1,654	$2,197
Income tax expense (benefit):
United States	$4,512	$3,804	$1,405
Europe	25,159	94,063	23,053
Eliminations	9	8	(14)
	$29,680	$97,875	$24,444

	December 31,
	2013	2012	2011
Total assets:
United States	$76,980	$64,278	$59,841
Europe	596,153	704,464	465,747
Eliminations of investment in subsidiary	(9,075)	(8,822)	(9,554)
	$664,058	$759,920	$516,034
Additions to long-lived assets:
United States	$7,629	$3,131	$572
Europe	5,155	26,060	13,979
	$12,784	$29,191	$14,551
Total long-lived assets:
United States	$13,823	$7,572	$5,400
Europe	112,864	118,712	117,638
	$126,687	$126,284	$123,038
Deferred tax assets:
United States	$341	$762	$1,505
Europe	6,916	12,361	5,748
Eliminations	-	9	17
	$7,257	$13,132	$7,270

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

United States export sales were approximately $50.4 million, $38.8 million and $24.9 million in 2013, 2012 and 2011, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2013	2012	2011
North America	$154,300	$175,400	$150,000
Europe	215,600	241,300	246,000
Central and South America	42,400	53,000	61,000
Middle East	43,300	62,100	57,000
Asia	98,600	115,300	95,000
Other	9,400	7,000	6,200

	$563,600	$654,100	$615,200

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$150,000	$167,000	$138,000
United Kingdom	$46,000	$48,000	$45,000
France	$47,000	$46,000	$48,000

(14)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2009.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company did not recognize any increase in the liability for unrecognized tax benefits and has no uncertain tax position at December 31, 2013. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No interest or penalties were recognized during the periods presented and there is no accrual for interest and penalties at December 31, 2013.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2013	2012	2011
U.S. operations	$11,340	$8,904	$3,478
Foreign operations	69,306	265,861	63,915

	$80,646	$274,765	$67,393

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$3,638	$2,511	$1,269
State and local	454	558	286
Foreign	20,744	102,717	23,898
	24,836	105,786	25,453
Deferred:
Federal	370	703	(170)
State and local	59	40	3
Foreign	4,415	(8,654)	(842)
	4,844	(7,911)	(1,009)
Total income tax expense	$29,680	$97,875	$24,444

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Foreign net operating loss carry-forwards	$707	$591
Inventory and accounts receivable	626	703
Profit sharing	4,805	6,352
Stock option compensation	526	540
Effect of inventory profit elimination	1,710	5,560
Other	(410)	(23)
Total gross deferred tax assets	7,964	13,723
Valuation allowance	(707)	(591)
Net deferred tax assets	7,257	13,132
Deferred tax liabilities (long-term):
Trademarks and licenses	(2,555)	(3,502)
Other	—	(297)
Total deferred tax liabilities	(2,555)	(3,799)
Net deferred tax assets	$4,702	$9,333

Valuation allowances are provided for foreign net operating loss carry-forwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards.

No other valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes on $329 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2013 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except share and per share data)

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2013	2012	2011
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.4	0.1	0.3
Effect of foreign taxes greater than (less than) U.S. statutory rates	2.0	1.4	2.0
Other	0.4	0.1	—
Effective rates	36.8%	35.6%	36.3%

(15)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consists of the following:

	Year ended December 31,
	2013	2012	2011

Net derivative instruments, beginning of year	$240	$224	$213
Transfer from OCI into earnings	(240)	—	—
Gain on derivative instruments	—	16	11
Net derivative instruments, end of year	—	240	224

Cumulative translation adjustments, beginning of year	12,258	7,523	14,544
Translation adjustments	13,602	4,735	(7,021)
Cumulative translation adjustments, end of year	25,860	12,258	7,523

Accumulated other comprehensive income	$25,860	$12,498	$7,747

(16)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2013	2012	2011

Net income attributable to Inter Parfums, Inc.	$39,211	$131,136	$32,303
Increase (decrease) in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	(173)	737	209
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$39,038	$131,873	$32,512

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2013	$6,074	574	123	(d)	4,238	(a)	2,533
Year ended December 31, 2012	$5,320	914	120	(d)	280	(a)	6,074
Year ended December 31, 2011	$4,367	2,838	(211	)(d)	1,674	(a)	5,320

Sales return accrual:
Year ended December 31, 2013	$4,526	3,751	-		4,434	(b)	3,843
Year ended December 31, 2012	$4,172	4,249	-		3,895	(b)	4,526
Year ended December 31, 2011	$1,560	4,129	-		1,517	(b)	4,172

Inventory Reserve:
Year ended December 31, 2013	$19,923	6,794	323	(d)	20,249	(c)	6,791
Year ended December 31, 2012	$7,460	17,957	449	(d)	5,943	(c)	19,923
Year ended December 31, 2011	$6,242	3,880	(272	)(d)	2,390	(c)	7,460

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
Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 11, 2014
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting Officer	March 11, 2014
Russell Greenberg	and Director

/s/ Philippe Benacin	Director	March 10, 2014
Philippe Benacin

/s/ Philippe Santi	Director	March 10, 2014
Philippe Santi

/s/ François Heilbronn	Director	March 6, 2014
François Heilbronn

	Director	March _, 2014
Jean Levy

/s/ Robert Bensoussan-Torres	Director	March 6, 2014
Robert Bensoussan-Torres

/s/ Patrick Choël	Director	March 7, 2014
Patrick Choël

94

Exhibit Index

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

95

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

96

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

97

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

Exhibit No.	Description
10.130	Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - French Original (Certain confidential information in this Exhibit 10.130 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.130.1	Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - English Translation (Certain confidential information in this Exhibit 10.130.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.131	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- French Original

10.131.1	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- English Translation

4.26	Addendum [France] to 2004 Stock Option Plan

4.29	Form of Option Agreement for Options Granted to Executive Officers on February 14, 2008 under French Addendum to Stock Option Plan with Schedule of Option Holders and Number of Options Granted

98

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

Exhibit No..	Description

10.151	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2012 with Schedule of Option Holders and Options Granted

10.152	Form of Option Agreement for Options Granted to Executive Officers on January 31, 2013 with Schedule of Option Holders and Options Granted

10.153	Seventh Modification of Lease dated February 7, 2013 for 15th Floor at 551 Fifth Avenue, New York, NY

10.155	$15 Million Master Promissory Note Dated as of January 31, 2013 in favor of Capital One, NA

23.1	Consent of WeiserMazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

The following documents heretofore filed with the Commission are also incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013:

Exhibit No.	Description

4.21	2004 Nonemployee Director Stock Option Plan as amended

4.22	2004 Stock Option Plan as amended

99

The following documents are filed with this report:

Exhibit No.	Description	Page No.

3.7	Memorandum and Articles of Association of Inter Parfums USA Hong Kong Limited	134

10.156	Consulting Agreement with Jean Madar Holding SAS	144

10.157	Consulting Agreement with Philippe Benacin Holding SAS [Summary]	153

10.158	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2013 with Schedule of Option Holders and Options Granted	154

10.159	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2008 with Schedule of Option Holders and Options Granted (previously filed as Exhibit no. 4.30)	157

21	List of Subsidiaries	161

23.1	Consent of WeiserMazars LLP	162

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	163

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	165

100

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	167

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	168

101*	Interactive data files

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

101