Form 10-Q
period 2014-03-31
INTER PARFUMS INC
filed 2014-05-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 5, 2014, there were 30,932,408 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$45,594	$125,650
Short-term investments	227,315	181,677
Accounts receivable, net	100,409	79,932
Inventories	117,957	117,347
Receivables, other	2,022	2,418
Other current assets	6,057	4,775
Income taxes receivable	7,347	6,435
Deferred tax assets	6,811	7,257

Total current assets	513,512	525,491

Equipment and leasehold improvements, net	10,262	10,444

Trademarks, licenses and other intangible assets, net	114,788	116,243

Other assets	12,716	11,880

Total assets	$651,278	$664,058

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$3,236	$6,104
Accounts payable – trade	57,547	56,736
Accrued expenses	39,172	58,333
Income taxes payable	789	1,270
Dividends payable	3,712	3,704

Total current liabilities	104,456	126,147

Deferred tax liability	2,570	2,555

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,932,408 and 30,863,421 shares at March 31, 2014 and December 31, 2013, respectively	31	31
Additional paid-in capital	58,634	57,877
Retained earnings	364,670	359,459
Accumulated other comprehensive income	24,941	25,860
Treasury stock, at cost, 9,924,500 and 9,940,977 shares at March 31, 2014 and December 31, 2013, respectively	(36,266)	(36,016)

Total Inter Parfums, Inc. shareholders’ equity	412,010	407,211

Noncontrolling interest	132,242	128,145

Total equity	544,252	535,356

Total liabilities and equity	$651,278	$664,058

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$121,730	$213,810

Cost of sales	52,500	79,167

Gross margin	69,230	134,643

Selling, general and administrative expenses	51,807	67,667

Income from operations	17,423	66,976

Other expenses (income):
Interest expense	273	457
(Gain) loss on foreign currency	(49)	1,443
Interest and dividend income	(1,111)	(1,189)

	(887)	711

Income before income taxes	18,310	66,265

Income taxes	6,160	23,323

Net income	12,150	42,942

Less: Net income attributable to the noncontrolling interest	3,256	11,246

Net income attributable to Inter Parfums, Inc.	$8,894	$31,696

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.29	$1.03
Diluted	$0.29	$1.03

Weighted average number of shares outstanding:
Basic	30,900	30,687
Diluted	31,058	30,847

Dividends declared per share	$0.12	$0.12

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Comprehensive income:

Net income	$12,150	$42,942

Other comprehensive income:

Net derivative instrument gain, net of tax	—	9

Translation adjustments, net of tax	(1,397)	(14,371)

Comprehensive income	10,753	28,580

Comprehensive income attributable to the noncontrolling interests:

Net income	3,256	11,246

Other comprehensive income:

Net derivative instrument gain, net of tax	—	5

Translation adjustments, net of tax	(478)	(3,987)

Comprehensive income attributable to the noncontrolling interests	2,778	7,264

Comprehensive income attributable to Inter Parfums, Inc.	$7,975	$21,316

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	57,877	54,679
Shares issued upon exercise of stock options	908	256
Stock-based compensation	168	123
Sale of subsidiary shares to noncontrolling interest	(319)	—
Additional paid-in capital, end of period	58,634	55,058

Retained earnings, beginning of period	359,459	349,672
Net income	8,894	31,696
Dividends	(3,712)	(3,686)
Stock-based compensation	29	42
Retained earnings, end of period	364,670	377,724

Accumulated other comprehensive income, beginning of period	25,860	12,498
Foreign currency translation adjustment	(919)	(10,384)
Net derivative instrument gain, net of tax	—	4
Accumulated other comprehensive income, end of period	24,941	2,118

Treasury stock, beginning of period	(36,016)	(35,404)
Shares issued upon exercise of stock options	101	—
Shares received as proceeds of option exercises	(351)	—
Treasury stock, end of period	(36,266)	(35,404)

Noncontrolling interest, beginning of period	128,145	118,505
Net income	3,256	11,246
Foreign currency translation adjustment	(478)	(3,987)
Net derivative instrument gain, net of tax	—	5
Sale of subsidiary shares to noncontrolling interest	1,309	—
Stock-based compensation	10	15
Noncontrolling interest, end of period	132,242	125,784

Total equity	$544,252	$525,311

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,150	$42,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,545	3,663
Provision for doubtful accounts	8	29
Noncash stock compensation	230	212
Deferred tax provision	447	6,262
Changes in:
Accounts receivable	(20,927)	(46,281)
Inventories	(850)	29,260
Other assets	(1,821)	1,332
Accounts payable and accrued expenses	(17,616)	(28,878)
Income taxes payable, net	(1,425)	10,983

Net cash provided by (used in) operating activities	(27,259)	19,524

Cash flows from investing activities:
Purchases of short-term investments	(142,110)	(172,118)
Proceeds from sale of short-term investments	96,146	—
Purchases of equipment and leasehold improvements	(709)	(1,425)
Payment for intangible assets acquired	(522)	(518)

Net cash used in investing activities	(47,195)	(174,061)

Cash flows from financing activities:
(Repayments of) loans payable – banks, net	(2,866)	(278)
Proceeds from exercise of options	695	256
Proceeds from sale of stock of subsidiary	990	—
Dividends paid	(3,704)	(2,453)
Purchase of treasury stock	(37)	—

Net cash used in financing activities	(4,922)	(2,475)

Effect of exchange rate changes on cash	(680)	(4,118)

Net decrease in cash and cash equivalents	(80,056)	(161,130)

Cash and cash equivalents - beginning of period	125,650	307,335

Cash and cash equivalents - end of period	$45,594	$146,205

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$248	$446
Income taxes	5,086	8,273

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2013. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31,	December 31,
	2014	2013

Raw materials and component parts	$38,034	$47,800
Finished goods	79,923	69,547

	$117,957	$117,347

5.	Fair Value Measurement:

The following tables present our financial assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at March 31, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$227,315	$—	$227,315	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	96	—	96	—

	$227,411	$—	$227,411	$—

(In thousands)		Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$181,677	$—	$181,677	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	157	—	157	—

	$181,834	$—	$181,834	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company had no cash flow hedges during the three month periods ended March 31, 2014 and 2013. Gains and losses in derivatives not designated as hedges are included in gain (loss) on foreign currency on the accompanying income statement and were immaterial for the three months ended March 31, 2014 and 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of March 31, 2014 and December 31, 2013 resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At March 31, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $13.8 million, GB pounds £2.8 million and JPY ¥102.4 million which all have maturities of less than one year.

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2014 and 2013 aggregated $0.03 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2014:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested options – beginning of period	367,470	$6.68
Nonvested options granted	3,500	$8.37
Nonvested options vested or forfeited	(9,375)	$5.50
Nonvested options – end of period	361,595	$6.72

Share-based payment expense decreased income before income taxes by $0.23 million and $0.21 million for the three months ended March 31, 2014 and 2013, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.11 million and $0.12 million for the three months ended March 31, 2014 and 2013, respectively. The following table summarizes stock option information as of March 31, 2014:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2014	643,595	$19.58
Options granted	3,500	32.12
Options cancelled	(3,950)	16.62
Options exercised	(80,260)	12.56

Outstanding at March 31, 2014	562,885	$20.68

Options exercisable	201,290	$14.36
Options available for future grants	461,525

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2014, the weighted average remaining contractual life of options outstanding is 3.80 years (2.51 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $8.7 million and $4.4 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.0 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was approximately $0.12 million. Options under Interparfums SA plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2014 and March 31, 2013 were as follows:

(In thousands)	March 31,	March 31,
	2014	2013

Cash proceeds from stock options exercised	$695	$256
Tax benefits	—	21
Intrinsic value of stock options exercised	1,455	235

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2014 and 2013 were $8.37 and $6.17 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2014 and 2013 are set forth in the following table:

	March 31,	March 31,
	2014	2013

Weighted-average expected stock-price volatility	37%	38%
Weighted-average expected option life	5 years	5 years
Weighted-average risk-free interest rate	1.55%	0.89%
Weighted-average dividend yield	2.8%	2%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands, except per share data)	March 31,
	2014	2013
Numerator:
Net income attributable to Inter Parfums, Inc.	$8,894	$31,696
Denominator:
Weighted average shares	30,900	30,687
Effect of dilutive securities:
Stock options	158	160
Denominator for diluted earnings per share	31,058	30,847

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.29	$1.03
Diluted	0.29	1.03

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.13 million shares of common stock for both three month periods ended March 31, 2014 and 2013.

9.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Three months ended March 31,
	2014	2013
Net sales:
United States	$19,392	$18,549
Europe	102,376	195,203
Eliminations	(38)	58
	$121,730	$213,810

Net income attributable to Inter Parfums, Inc.:
United States	$(67)	$662
Europe	8,961	31,021
Eliminations	—	13
	$8,894	$31,696

	March 31,	December 31,
	2014	2013
Total Assets:
United States	$71,014	$76,980
Europe	589,481	596,153
Eliminations of investment in subsidiary	(9,217)	(9,075)
	$651,278	$664,058

10.	Accrued Expenses:

Accrued expenses include approximately $10.0 million and $22.4 million in advertising liabilities as of March 31, 2014 and December 31, 2013, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2013 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. We believe that our presentation of the non-GAAP financial information included in this Form 10-Q is important supplemental measures of operating performance to investors as comparable sales information excluding sales related to a terminated license provides investors with a more accurate picture of current sales trends.

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 84% and 91% of net sales for the three months ended March 31, 2014 and 2013, respectively. Burberry was our most significant license, as sales of Burberry products represented 51% of net sales for the three months ended March 31, 2013. (See Note 3 “Termination of Burberry License” in notes to consolidated financial statements on page 7 of this Form 10-Q). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo and Karl Lagerfeld brand names; for the three months ended March 31, 2014, sales of product for these brands represented 17%, 23%, 14% and 11% of net sales, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 16% and 9% of net sales for the three months ended March 31, 2014 and 2013, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Oscar de la Renta, Shanghai Tang, Agent Provocateur, Gap, Banana Republic, Brooks Brothers, bebe and Betsey Johnson brands.

Historically, seasonality has not been a major factor for our Company as quarterly sales fluctuations were more influenced by the timing of new product launches than by the third and fourth quarter holiday season. However, in certain markets where we now sell directly to retailers, seasonality is more evident. We operate distribution subsidiaries in Italy, Germany, Spain, and the United States. In addition, our specialty retail product lines sold to U.S. retailers are also concentrated in the second half of the year.

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

During the three month period ended March 31, 2014, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A weak U.S. dollar has a positive impact on our net sales. However, our earnings are negatively affected by a weak dollar because over 40% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

Shanghai Tang

In July 2013, the Company created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company plans to launch its first fragrance under the Shanghai Tang brand in late 2014.

Agent Provocateur

In July 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company launched its first fragrances under the Agent Provocateur brand in March 2014. In addition, the Company has taken over distribution of selected fragrances within the brand’s current perfume portfolio, and plans to revitalize the Agent Provocateur signature scent.

Oscar de la Renta

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand. The agreement closed on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. We purchased certain inventories and paid an up-front entry fee of $5.0 million. The Company has taken over distribution of fragrances within the brand’s current perfume portfolio, and plan to launch its first fragrance under the Oscar de la Renta brand in 2015.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Results of Operations

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” on page 13 of this Form 10-Q.

Net sales for the three months ended March 31, 2014 declined 43% to $121.7 million, as compared to $213.8 for the corresponding period of the prior year as Burberry brand sales were included in the prior year period. Net sales for the three months ended March 31, 2014 of the Company’s ongoing brands (excluding Burberry brand sales) increased 17% to $121.7 million, as compared to $104.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales from ongoing brands in 2014 increased 16%.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales	Three months ended March 31,
(in millions)	2014	% Change	2013	% Change	2012

European based ongoing brand product sales	$102.3	20%	$85.4	15%	$74.0
United States based product sales	19.4	4%	18.7	(7)%	20.2
Total ongoing brand net sales	121.7	17%	104.1	11%	94.2

Burberry brand net sales	–0–	n/a	109.7	54%	71.2
Total net sales	$121.7	(43)%	$213.8	29%	$165.4

Ongoing European based prestige product sales increased 20% to $102.3 million, as compared to $85.4 million for the corresponding period of the prior year. New product launches were the primary catalyst for the strong start in 2014. Karl Lagerfeld’s signature scents for both men and women yielded more than $13 million in incremental sales. Montblanc sales rose 37% as a result of steady gains from Legend fragrances along with the recent launch of Emblem, the second men’s scent created for the brand. Boucheron and Van Cleef & Arpels performed well during the quarter due, in part, to increasing momentum from the 2013 introductions of Place Vendôme and Rêve, respectively. In last year’s first quarter, Jimmy Choo brand sales rose 50% driven by the launch of Flash, which explains why Jimmy Choo sales declined 25% in the current first quarter when no new products were introduced. However, based on higher than expected backorders for Jimmy Choo Man to be launched in the fall, more robust sales are anticipated for the second half. Lanvin also had a challenging comparison to the prior year period, which benefited from the launch of Lanvin Me and the exceptional performance of Eclat d’Arpège, resulting in a reduction in sales of 16% in the first quarter of 2014. With the introduction of Lanvin Me L’Eau later in the year, Lanvin brand sales are expected to increase.

United States prestige brand and specialty retail product sales increased 4% to $19.4 million, as compared to $18.7 million for the corresponding period of the prior year. We have significantly expanded the brand portfolio of our U.S.-based operations over the past 18 months and will be aggressively building on this platform throughout 2014 with new products. Most recently, in March we launched Fatale and Fatale Pink for Agent Provocateur and the initial response has been very favorable. Later in the year, we plan to debut our inaugural fragrances for Shanghai Tang, Alfred Dunhill and Oscar de la Renta. In the first quarter of 2014, the growth for our U.S.-based operations was primarily attributable to incremental sales of Alfred Dunhill legacy scents which aggregated $3.3 million. A challenging Asian market resulted in a decline in Anna Sui brand sales of 17% to $4.6 million, as compared to $5.5 million for the corresponding period of the prior year.

Ongoing Brand Net Sales to Customers by Region

(in millions)

	Three months ended March 31,
	2014	2013

North America	$31.0	$25.4
Western Europe	33.3	25.9
Eastern Europe	9.0	10.6
Central and South America	12.2	9.0
Middle East	12.9	10.9
Asia	20.7	20.8
Other	2.6	1.5
	$121.7	$104.1

INTER PARFUMS, INC. AND SUBSIDIARIES

For the three months ended March 31, 2014, top line growth was strong in all major markets other than Eastern Europe and Asia. A difficult Russian market and a depreciating currency accounted for the decline in Eastern Europe and the 17% decline in Anna Sui brand sales accounted for the small decline in Asia.

We are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended March 31,
(in millions)	2014	2013

Net sales	$121.7	$213.8
Cost of sales	52.5	79.2
Gross margin	$69.2	$134.6

Gross margin as a % of net sales	56.9%	63.0%

Gross margin was 56.9% of net sales for the three months ended March 31, 2014, as compared to 63.0% for the corresponding period of the prior year. For European operations, gross profit margin was 59.6% and 64.6% in 2014 and 2013, respectively. The gross margin decline in 2014 is directly related to the termination of the Burberry license and resulting discontinuance of Burberry product sales, which were sold at higher margins than ongoing brand sales. For U.S. operations, gross profit margin was 42.5% and 45.9% in 2014 and 2013, respectively. The decline is primarily the result of a shift in product mix during the period.

We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate for the three months ended March 31, 2014 was 1.37, as compared to 1.32 for the 2013 period. As such, there was no material effect on gross margin in 2014 from changes in currency exchange rates.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.2 million and $2.0 million for the three month periods ended March 31, 2014 and 2013, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses
(in millions)	Three months ended March 31,
	2014	2013

Selling, general and administrative expenses	$51.8	$67.7
Selling, general and administrative expenses as a % of net sales	43%	32%

Selling, general and administrative expenses decreased 23% for the three months ended March 31, 2014, as compared to the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 43% and 32% for the three month period ended March 31, 2014 and 2013, respectively. For European operations, selling, general and administrative expenses decreased 28% in 2014, as compared to 2013 and represented 43% of sales in 2014 as compared to 31% in 2013. For U.S. operations, while sales increased 4% in 2014, as compared to 2013, selling, general and administrative expenses increased 12% for the same period and represented 43% of sales, as compared to 40% in 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $14.5 million (11.9% of net sales) and $14.7 million (6.9% of net sales) for the three month period ended March 31, 2014 and 2013, respectively. Promotion and advertising expenditures for ongoing brands was practically the same for both periods. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were eliminated, thus resulting in the lower cost as a percentage of sales.

Royalty expense included in selling, general and administrative expenses aggregated $7.8 million (6.4% of net sales) and $18.0 million (8.4% of net sales), for the three month periods ended March 31, 2014 and 2013, respectively. In addition service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $3.3 million (2.7% of net sales) and $6.5 million (3.1% of net sales), for the three month periods ended March 31, 2014 and 2013, respectively. The decline in both royalties and service fees in 2014 are directly related to the termination of the Burberry license.

As a result of the above analysis, income from operations aggregated $17.4 million for the three months ended March 31, 2014, as compared to $67.0 million for the corresponding period of the prior year. Operating margins were 14.3% of net sales in the current period as compared to 31.3% for the corresponding period of the prior year. Results for the first quarter of 2013 were atypical as profits were extraordinarily strong due to a substantial increase in sales, coupled with low promotional expenses resulting primarily from the Burberry transition agreement.

Interest expense aggregated $0.3 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Foreign currency gains and (losses) aggregated $0.1 million and ($1.4) million for the three months ended March 31, 2014 and 2013, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 40% of net sales of our European operations are denominated in U.S. dollars. The weakening euro relative to the dollar in 2013 accounts for the foreign currency losses in 2013.

Our effective income tax rate was 34% and 35% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. We expect our effective tax rate to decline as a result of the 2008 formation of Interparfums (Suisse) SARL, which receives a favorable tax rate on a portion of Interparfums SA taxable income. However, tax rate increases enacted by the French Government have mitigated much of that savings.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income and Earnings per Share

	Three months ended
(in thousands except per share data)	March 31,
	2014	2013

Net income attributable to European operations	$12,217	$42,267
Net income (loss) attributable to United States operations	(67)	675
Net Income	12,150	42,942
Less: Net income attributable to the noncontrolling interest	3,256	11,246

Net income attributable to Inter Parfums, Inc.	$8,894	$31,696

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.29	$1.03
Diluted	$0.29	$1.03

Weighted average number of shares outstanding:
Basic	30,900	30,687
Diluted	31,058	30,847

Net income decreased to $12.2 million for the three months ended March 31, 2014, as compared to $42.9 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. For European operations, the absence of Burberry brand sales and related decline in gross margin as a percentage of sales were partially mitigated by the decline in Burberry related selling, general and administrative expenses. For United States operations, the 4% increase in sales, 3% decline in gross margin and 12% increase in selling, general and administrative expense are the primary contributors to the decline in net income.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 26.7% of European operations net income in both 2014 and 2013. Net income attributable to Inter Parfums, Inc. was $8.9 million in 2014, as compared to $31.7 million in 2013. Net margins attributable to Inter Parfums, Inc. aggregated 7.3% and 14.8% in the first quarters of 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company’s financial position remains strong. At March 31, 2014, working capital aggregated $409 million and we had a working capital ratio of 4.9 to 1. Cash and cash equivalents and short-term investments aggregated $273 million practically all of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 90% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $103 million of trademarks, licenses and other intangible assets are held by European operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

The Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by (used in) operating activities aggregated ($27.3) million and $19.5 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, working capital items used $42.6 million in cash from operating activities, as compared to $33.6 million in the 2013 period. Although accounts receivable is up 26%, the balance is reasonable based on first quarter 2014 sales levels and reflects strong collection activity as day’s sales outstanding is less than 70 days, as compared to the 90 days achieved in the recent past. Inventory levels are relatively unchanged from year end and reflect levels needed to support upcoming launches. The decline in accrued expenses primarily reflects the payments of advertising liabilities from 2013.

Cash flows used in investing activities in 2014 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $107 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend upwards of $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2014, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2014 consist of a $15.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of March 31, 2014, short-term borrowings aggregated $3.2 million.

In January 2014, the Board of Directors authorized the continuation of the $0.48 per share dividend for 2014. The next quarterly cash dividend of $0.12 per share is payable on July 15, 2014 to shareholders of record on June 30, 2014. The annual cash dividend for 2014 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2014.

INTER PARFUMS, INC. AND SUBSIDIARIES

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 over the periods indicated, as well as our total contractual obligations ($ in thousands).

	Payments due by period
		Less than 1	Years	Years	More than
Contractual Obligations	Total	year	2-3	4-5	5 years

Long-Term Debt
Capital Lease Obligations
Operating Leases	$33,491	$4,993	$9,790	$8,684	$10,024
Purchase obligations(1)	$1,119,360	$102,123	$236,243	$240,785	$540,209
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,152,851	$107,116	$246,033	$249,469	$550,233

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2013, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $13.8 million, GB pounds £2.8 million and JPY ¥102.4 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

10.160	Consulting Agreement with Philippe Benacin Holding SAS	28

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	37

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	38

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	39

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	40

101*	Interactive data files

_________________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2014.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 27