Form 10-Q
period 2014-06-30
INTER PARFUMS INC
filed 2014-08-11
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the quarterly period ended June 30, 2014.

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

At August 8, 2014, there were 30,939,928 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$60,151	$125,650
Short-term investments	214,637	181,677
Accounts receivable, net	96,118	79,932
Inventories	125,530	117,347
Receivables, other	1,718	2,418
Other current assets	6,180	4,775
Income tax receivable	870	6,435
Deferred tax assets	5,274	7,257

Total current assets	510,478	525,491

Equipment and leasehold improvements, net	9,753	10,444

Trademarks, licenses and other intangible assets, net	112,562	116,243

Other assets	12,341	11,880

Total assets	$645,134	$664,058

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$265	$6,104
Accounts payable, trade	58,329	56,736
Accrued expenses	37,046	58,333
Income taxes payable	2,580	1,270
Dividends payable	3,713	3,704

Total current liabilities	101,933	126,147

Deferred tax liability	2,584	2,555

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,938,648 and 30,863,421 shares at June 30, 2014 and December 31, 2013, respectively	31	31
Additional paid-in capital	58,907	57,877
Retained earnings	367,093	359,459
Accumulated other comprehensive income	22,740	25,860
Treasury stock, at cost, 9,924,500 and 9,940,977 common shares at June 30, 2014 and December 31, 2013 respectively	(36,266)	(36,016)

Total Inter Parfums, Inc. shareholders’ equity	412,505	407,211

Noncontrolling interest	128,112	128,145

Total equity	540,617	535,356

Total liabilities and equity	$645,134	$664,058

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$118,192	$117,485	$239,923	$331,296

Cost of sales	50,076	53,878	102,577	133,045

Gross margin	68,116	63,607	137,346	198,251

Selling, general and administrative expenses	55,265	55,708	107,073	123,376

Income from operations	12,851	7,899	30,273	74,875

Other expenses (income):
Interest expense	574	416	847	874
(Gain) loss on foreign currency	122	(461)	72	982
Interest income	(948)	(1,064)	(2,059)	(2,254)

	(252)	(1,109)	(1,140)	(398)

Income before income taxes	13,103	9,008	31,413	75,273

Income taxes	5,436	4,487	11,596	27,810

Net income	7,667	4,521	19,817	47,463

Less: Net income attributable to the noncontrolling interest	1,558	706	4,814	11,952

Net income attributable to Inter Parfums, Inc.	$6,109	$3,815	$15,003	$35,511

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.20	$0.12	$0.49	$1.16
Diluted	$0.20	$0.12	$0.48	$1.14

Weighted average number of shares outstanding:
Basic	30,938	30,748	30,919	30,717
Diluted	31,069	30,953	31,063	30,900

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income:

Net income	$7,667	$4,521	$19,817	$47,463

Other comprehensive income:

Net derivative instrument loss, net of tax	--	(9)	--	--

Reclassification from OCI into earnings, net	--	(327)	--	(327)

Translation adjustments, net of tax	(1,723)	9,392	(3,120)	(4,979)

Comprehensive income	5,944	13,577	16,697	42,157

Comprehensive income attributable to the noncontrolling interests:

Net income	1,558	706	4,814	11,952

Other comprehensive income:

Net derivative instrument loss, net of tax	--	(5)	--	--

Reclassification from OCI into earnings, net	--	(87)	--	(87)

Translation adjustments, net of tax	(1,032)	2,889	(1,510)	(1,098)

Comprehensive income attributable to the noncontrolling interests	526	3,503	3,304	10,767

Comprehensive income attributable to Inter Parfums, Inc.	$5,418	$10,074	$13,393	$31,390

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	57,877	54,679
Shares issued upon exercise of stock options	1,014	1,198
Sale of subsidiary shares to noncontrolling interests	(319)	--
Stock-based compensation	335	245
Additional paid-in capital, end of period	58,907	56,122

Retained earnings, beginning of period	359,459	349,672
Net income	15,003	35,511
Dividends	(7,424)	(7,378)
Stock-based compensation	55	82
Retained earnings, end of period	367,093	377,887

Accumulated other comprehensive income, beginning of period	25,860	12,498
Foreign currency translation adjustment	(3,120)	(3,881)
Net derivative instrument loss, net of tax	--	(240)
Accumulated other comprehensive income, end of period	22,740	8,377

Treasury stock, beginning of period	(36,016)	(35,404)
Shares issued upon exercise of stock options	101	--
Shares received as proceeds of option exercises	(351)	--
Treasury stock, end of period	(36,266)	(35,404)

Noncontrolling interest, beginning of period	128,145	118,505
Net income	4,814	11,952
Foreign currency translation adjustment	(1,510)	(1,098)
Net derivative instrument loss, net of tax	--	(87)
Sale of subsidiary shares to noncontrolling interest	1,309	--
Dividends	(4,667)	(8,341)
Stock-based compensation	21	30
Noncontrolling interest, end of period	128,112	120,961

Total equity	$540,617	$527,974

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$19,817	$47,463
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,143	6,003
Provision for doubtful accounts	37	118
Noncash stock compensation	457	421
Deferred tax provision	1,976	5,560
Changes in:
Accounts receivable	(17,157)	24,181
Inventories	(9,049)	29,212
Other assets	(1,336)	876
Accounts payable and accrued expenses	(18,127)	(39,465)
Income taxes, net	6,799	(75,437)

Net cash used in operating activities	(11,440)	(1,068)

Cash flows from investing activities:
Purchases of short-term investments	(233,794)	(199,722)
Proceeds from sale of short-term investments	198,968	79,098
Purchases of equipment and leasehold improvements	(1,144)	(2,328)
Proceeds from sale of equipment	--	2,801
Payment for intangible assets acquired	(704)	(1,804)

Net cash used in investing activities	(36,674)	(121,955)

Cash flows from financing activities:
Repayments of loans payable – banks, net	(5,836)	(27,356)
Proceeds from exercise of options	801	1,197
Proceeds from sale of stock of subsidiary	990	--
Dividends paid	(7,415)	(6,137)
Dividends paid to noncontrolling interest	(4,667)	(8,341)
Purchase of treasury stock	(37)	--

Net cash used in financing activities	(16,164)	(40,637)

Effect of exchange rate changes on cash	(1,221)	(1,558)

Net decrease in cash and cash equivalents	(65,499)	(165,218)

Cash and cash equivalents - beginning of period	125,650	307,335

Cash and cash equivalents - end of period	$60,151	$142,117

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$699	$887
Income taxes	6,453	96,604

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Termination of Burberry License:

Burberry exercised its option to buy-out the license rights effective December 31, 2012. In October 2012, the Company and Burberry entered into a transition agreement that provided for certain license rights and obligations to continue through March 31, 2013. The Company continued to operate certain aspects of the business for the brand including product development, testing, and distribution. The transition agreement provided for non-exclusivity for manufacturing, a cap on sales of Burberry products, a reduced advertising requirement and no minimum royalty amounts.

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2014	December 31, 2013

Raw materials and component parts	$40,798	$47,800
Finished goods	84,732	69,547

	$125,530	$117,347

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at June 30, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$214,637	$—	$214,637	$—

Liabilities:
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	$117	$—	$117	$—

(In thousands)		Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$181,677	$—	$181,677	$—

Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	157	—	157	—

	$181,834	$—	$181,834	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates..

Foreign currency forward exchange contracts are valued based on quotations from financial institutions.

6.	Derivative Financial Instruments:

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company had no cash flow hedges during the three and six months ended June 30, 2014 and 2013. Gains and losses in derivatives not designated as hedges are included in gain (loss) on foreign currency on the accompanying income statement and were immaterial for the three and six months ended June 30, 2014 and 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of June 30, 2014 resulted in a liability and is included in accrued expenses and, as of December 31, 2013, resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At June 30, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $16.6 million, GB pounds £3.0 million and JPY ¥100.0 million which all have maturities of less than one year.

7.	Accrued Expenses:

Accrued expenses include approximately $10.3 million and $22.4 million in advertising liabilities as of June 30, 2014 and December 31, 2013, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2014 and 2013 aggregated $0.03 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	367,470	$6.68
Nonvested options granted	3,500	$8.37
Nonvested options vested or forfeited	(10,535)	$5.71
Nonvested options – end of period	360,435	$6.72

Share-based payment expense decreased income before income taxes by $0.23 million and $0.46 million for the three and six month periods ended June 30, 2014, respectively, as compared to $0.21 million and $0.42 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.15 million and $0.26 million for the three and six month periods ended June 30, 2014, respectively, as compared to $0.11 million and $0.23 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of June 30, 2014:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2014	643,595	$19.58
Options granted	3,500	32.12
Options cancelled	(5,110)	18.99
Options exercised	(86,500)	12.88

Outstanding at June 30, 2014	555,485	$20.70

Options exercisable	195,050	$14.30
Options available for future grants	462,685

As of June 30, 2014, the weighted average remaining contractual life of options outstanding is 3.55 years (2.23 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $5.7 million and $3.0 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.0 million. The amount of unrecognized compensation cost related to stock options outstanding of our majority-owned subsidiary, Interparfums SA, was $0.06 million. Options under Interparfums SA plans vest over a four-year period.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2014 and June 30, 2013 were as follows:

(In thousands)	June 30, 2014	June 30, 2013

Cash proceeds from stock options exercised	$801	$1,197
Tax benefits	--	275
Intrinsic value of stock options exercised	1,568	1,785

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2014 and 2013 were $8.37 and $6.17 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2014 and 2013 are set forth in the following table:

	June 30, 2014	June 30, 2013

Weighted-average expected stock-price volatility	37%	38%
Weighted-average expected option life	5 years	5 years
Weighted-average risk-free interest rate	1.55%	0.89%
Weighted-average dividend yield	2.8%	2.0%

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator :
Net income attributable to Inter Parfums, Inc.	$6,109	$3,815	$15,003	$35,511
Effect of dilutive securities of
consolidated subsidiary	—	(176)	—	(176)
Numerator for diluted
earnings per share	$6,109	$3,639	$15,003	$35,335
Denominator:
Weighted average shares	30,938	30,748	30,919	30,717
Effect of dilutive securities:
Stock options	131	205	144	183
Denominator for diluted
earnings per share	31,069	30,953	31,063	30,900

Earning per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.20	$0.12	$0.49	$1.16
Diluted	0.20	0.12	0.48	1.14

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.13 million shares and 0.07 million shares of common stock for the six months ended June 30, 2014 and 2013, respectively, and 0.13 million shares of common stock for the three months ended June 30, 2014.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income attributable to Inter Parfums, Inc.	$6,109	$3,815	$15,003	$35,511
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	--	--	319	--
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$6,109	$3,815	$14,684	$35,511

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales:
United States	$23,540	$24,805	$42,933	$43,354
Europe	94,673	92,778	197,049	287,981
Eliminations	(21)	(98)	(59)	(39)

	$118,192	$117,485	$239,923	$331,296

Net income attributable to Inter Parfums, Inc.:
United States	$1,405	$1,541	$1,338	$2,203
Europe	4,704	2,274	13,665	33,295
Eliminations of intercompany profits	--	--	--	13

	$6,109	$3,815	$15,003	$35,511

	June 30,	December 31,
	2014	2013
Total Assets:
United States	$79,909	$76,980
Europe	574,378	596,153
Eliminations of investment in subsidiary	(9,153)	(9,075)

	$645,134	$664,058

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 82% and 87% of net sales for the six months ended June 30, 2014 and 2013, respectively. Burberry was our most significant license, as sales of Burberry products represented 39% of net sales for the six months ended June 30, 2013. (See Note 3 “Termination of Burberry License” in notes to consolidated financial statements on page 7 of this Form 10-Q). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the six months ended June 30, 2014, sales of product for these brands represented 17%, 25% and 12% of net sales, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 18% and 13% of net sales for the six months ended June 30, 2014 and 2013. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Alfred Dunhill, Shanghai Tang, Agent Provocateur, Gap, Banana Republic, Brooks Brothers, bebe and Betsey Johnson brands.

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

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses, other arrangements or outright acquisitions of brands. Second, we grow through the introduction of new products and supporting new and established products through advertising, merchandising and sampling, as well as phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year.  Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

During the six months ended June 30, 2014, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

Results of Operations

Three and Six Months Ended June 30, 2014 as Compared to the Three and Six Months Ended June 30, 2013

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” on page 13 of this Form 10-Q.

Net sales for the three and six months ended June 30, 2014 aggregated $118.2 million and $239.9 million, respectively, as compared to $117.5 million and $331.3 million, for the corresponding periods of the prior year. Our Burberry brand license terminated as of December 31, 2012 and pursuant to a transition agreement with Burberry, the three and six months ended June 30, 2013 included $20.7 million and $130.3 million, respectively, in Burberry brand sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales

	Three months ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)
European-based ongoing brand product sales	$94.7	$72.1	31.2%	$197.0	$157.6	25.0%
United States-based product sales	23.5	24.7	-4.7%	42.9	43.4	-1.0%
Total ongoing brand net sales	118.2	96.8	22.1%	239.9	201.0	19.4%

Burberry brand net sales	--	20.7	n/a	--	130.3	n/a
Total net sales	$118.2	$117.5	0.6%	$239.9	$331.3	-27.6%

Net sales for the three months ended June 30, 2014 of the Company’s ongoing brands (excluding Burberry brand sales) increased 22.1% to $118.2 million, as compared to $96.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales from ongoing brands in 2014 increased 20.0%. Net sales for the six months ended June 30, 2014 increased 19.4% to $239.9 million, as compared to $201.0 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 17.8% for the period.

Ongoing European-based prestige product sales increased 31% and 25% for the three and six months ended June 30, 2014, respectively as compared to the corresponding periods of the prior year. New product launches were the primary catalyst for the strong start in 2014. Karl Lagerfeld’s signature scents for both men and women yielded more than $4 million and $17 million in incremental sales for the three and six months ended June 30, 2014, respectively. As a result of steady gains from Legend fragrances along with the recent launch of Emblem, Montblanc brand sales continued to outperform expectations with sales reaching $59.6 million in 2014, up 88% and 60% for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods of the prior year. Our top line also benefitted from solid performances by Repetto’s signature scent, along with improving sales of existing collections from S.T. Dupont and Paul Smith. In last year’s second quarter, Jimmy Choo brand sales rose more than 40% driven by the launch of Flash, which helps to understand why Jimmy Choo sales declined 6% in the current second quarter when no new products were introduced. However, based on a higher than expected backorder log for Jimmy Choo Man to be launched in the fall, more robust sales are anticipated for the second half of 2014. Lanvin also faced a difficult comparison against the launch of Lanvin Me in the prior year period; however, a strong performance by the Eclat d’Arpège enabled the brand to slightly exceed its 2013 second quarter sales.

United States prestige brand and specialty retail product sales declined modestly for the three and six months ended June 30, 2014, as compared to the corresponding periods of the prior year due to a challenging comparison with the prior year period. A difficult Asian market during the six months ended June 30, 2014 resulted in a decline in Anna Sui brand sales of 14% to $10.7 million, as compared to $12.4 million for the corresponding period of the prior year. Mitigating this decline were incremental sales of Alfred Dunhill legacy scents, which aggregated $6.5 million for the six months ended June 30, 2014. We are growing that brand and the others we added in late 2012 and 2013 by launching new products and pursuing expanded distribution. In that regard, we will begin shipping our first all new Dunhill fragrance called Icon during the fourth quarter of 2014, which will be in selective distribution until early 2015. Our early spring launches, Fatale and Fatale Pink for Agent Provocateur, have been well received in international markets, and we expect momentum to continue with the commencement of U.S. sales in the fall. Initial distribution of La Nuit de Bohème for Anna Sui began in June, and will culminate late this year with its debut in China. We also plan to launch our inaugural fragrance collection for Shanghai Tang in China later this year, followed by a select international roll-out in 2015.

INTER PARFUMS, INC. AND SUBSIDIARIES

Ongoing Brand Net Sales to Customers by Region

(In millions)

	Six months ended June 30,
	2014	2013

North America	$59.2	$49.6
Western Europe	63.5	49.6
Eastern Europe	16.8	18.1
Central and South America	26.7	17.6
Middle East	25.2	19.4
Asia	42.9	42.4
Other	5.6	4.3
	$239.9	$201.0

For the six months ended June 30, 2014, top line growth was strong in all major markets other than Eastern Europe and Asia. A difficult Russian market and a depreciating currency accounted for the decline in Eastern Europe and a less buoyant growth rate resulted in the weak performance in Asia.

We are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013

Net sales	$118.2	$117.5	$239.9	$331.3
Cost of sales	50.1	53.9	102.6	133.0

Gross margin	$68.1	$63.6	$137.3	$198.3
Gross margin as a percent of net sales	58%	54%	57%	60%

Gross profit margin was 58% and 57% for the three and six month periods ended June 30, 2014, respectively, as compared to 54% and 60% for the corresponding periods of the prior year. For European operations, gross profit margin was 60% for both the three and six months ended June 30, 2014, as compared to 57% and 62% for the corresponding periods of the prior year. The gross margin decline for the six months ended June 30, 2014 is directly related to the termination of the Burberry license and resulting discontinuance of Burberry product sales. During the first three months of 2013 Burberry products continued to be sold pursuant to the transition agreement and generated higher margins than ongoing brand sales. The unusually low gross margin for the three months ended June 30, 2013, is directly related to the resolution of the Burberry inventory during that period. Although reserves were established and used to cover losses on the disposition of inventory, the sale to Burberry of inventory at cost, resulted in lower gross margin during the period.

INTER PARFUMS, INC. AND SUBSIDIARIES

For U.S. operations, gross profit margin was 49% and 46% for the three and six months ended June 30, 2014, respectively, as compared to 46% for both corresponding periods of the prior year, with product mix accounting for the slight fluctuation in the second quarter of 2014.

We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate for the six months ended June 30, 2014 was 1.37, as compared to 1.32 for the 2013 period. As such, there was no material effect on gross margin in 2013 from changes in currency exchange rates.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.2 million and $2.4 million for the three and six month periods ended June 30, 2014, respectively, as compared to $1.1 million and $3.1 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013

Selling, general and administrative expenses	$55.3	$55.7	$107.1	$123.4
Selling, general and administrative expenses as a percent of net sales	47%	47%	45%	37%

Selling, general and administrative expenses decreased 1% and 13% for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 47% and 45% of net sales for the three and six months ended June 30, 2014, as compared to 47% and 37% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $20.3 million and $34.8 million for the three and six months ended June 30, 2014, respectively, as compared to $22.4 million and $37.1 million for the corresponding periods of the prior year. Promotion and advertising represented 17% and 14% of net sales for the three and six months ended June 30, 2014, as compared to 19% and 11% of net sales for the corresponding period of the prior year. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were eliminated. As experienced in 2013, a significant portion of our annual advertising budget is expected to be incurred during the final quarter of the year.

Royalty expense included in selling, general and administrative expenses aggregated $8.0 million and $15.8 million for the three and six months ended June 30, 2014, respectively, as compared to $6.8 million and $24.8 million for the corresponding periods of the prior year. Royalty expense represented 6.8% and 6.6% of net sales for the three and six months ended June 30, 2014, as compared to 5.8% and 7.5% of net sales for the corresponding period of the prior year. The increase in royalties for the three months ended June 30, 2014 is the result of product mix, and the decline for the six months period is directly related to the termination of the Burberry license. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $2.4 million and $5.7 million for the three and six month periods ended June 30, 2014, respectively, as compared to $2.8 million and $9.4 million for the corresponding periods of the prior year. The decline in service fees is directly related to the termination of the Burberry license.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a result of the above analysis, income from operations increased 63% to $12.9 million for the three-months ended June 30, 2014, as compared to $7.9 million for the corresponding period of the prior year. Income from operations decreased to $30.3 million for the six month period ended June 30, 2014, as compared to $74.9 million for the corresponding period of the prior year. Operating margins were 10.9% and 12.6% of net sales for the three and six months ended June 30, 2014, respectively, as compared to 6.7% and 22.6% for the corresponding periods of the prior year. Second quarter 2014 results reflect increased European-based ongoing brand sales and a higher gross margin. Results for the six months ended June 30, 2013 were influenced by an exceptional 2013 first quarter where profits were extraordinarily strong due to substantial sales of Burberry product, coupled with low promotional expenses.

Interest expense aggregated $0.6 million and $0.8 million for the three and six months ended June 30, 2014, respectively, as compared to $0.4 million and $0.9 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Interest income aggregated $0.9 million and $2.1 million for the three and six months ended June 30, 2014, respectively, as compared to $1.1 million and $2.3 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Our effective income tax rate was 41% and 37% for the three and six-month periods ended June 30, 2014, respectively, as compared to 50% and 37% for the corresponding periods of the prior year. Beginning in 2013, the company incurred a new tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. This new tax aggregated approximately $0.8 million for the three and six months ended June 30, 2014, as compared to $1.3 million for the corresponding periods of the prior year. Excluding this new tax our effective income tax rate was 34% and 35% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income European operations	$6,262	$2,980	$18,479	$45,247
Net income U.S. operations	1,405	1,541	1,338	2,216

Net income	7,667	4,521	19,817	47,463

Less: Net income attributable to the noncontrolling interest	1,558	706	4,814	11,952

Net income attributable to Inter Parfums, Inc.	$6,109	$3,815	$15,003	$35,511

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.20	$0.12	$0.49	$1.16
Diluted	$0.20	$0.12	$0.48	$1.14

Weighted average number of shares outstanding:
Basic	30,938	30,748	30,919	30,717
Diluted	31,069	30,953	31,063	30,900

Net income increased 70% to $7.7 million for the three months ended June 30, 2014, as compared to $4.5 million for the corresponding period of the prior year. Net income decreased to $19.8 million for the six months ended June 30, 2014, as compared to $47.5 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. In summary, for the six months ended June 30, 2014, results for our European operations reflect the absence of Burberry brand sales and the related decline in gross margin as a percentage of sales were partially mitigated by the decline in Burberry related selling, general and administrative expenses. For United States operations, the slight decline in sales and 8% increase in selling, general and administrative expense are the primary contributors to the decline in net income.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 25% and 26% of European operations net income for the three and six month periods ended June 30, 2014, respectively, as compared to 24% and 26% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At June 30, 2014, working capital aggregated $409 million and we had a working capital ratio of 5.0 to 1. Cash and cash equivalents and short-term investments aggregated $275 million, practically all of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Almost 90% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $101 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $11.4 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. For the 2014 period, working capital items used $38.9 million in cash from operating activities, as compared to $60.6 million in the 2013 period. The 21% increase in accounts receivable is consistent with the increase in sales and the 8% increase in inventories reflect levels needed to support upcoming new product launches. The decline in accrued expenses primarily reflects the payments of advertising liabilities from 2013.

Cash flows used in investing activities in 2014 reflect the purchase and sales, by our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $107 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2014, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2014 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of June 30, 2014, short-term borrowings aggregated $0.3 million.

In January 2014, the Board of Directors authorized the continuation of the $0.48 per share dividend for 2014. The next quarterly cash dividend of $0.12 per share is payable on October 15, 2014 to shareholders of record on September 30, 2014. The annual cash dividend for 2014 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

INTER PARFUMS, INC. AND SUBSIDIARIES

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2014.

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

At June 30, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $16.6 million, GB pounds £3.0 million and JPY ¥100.0 million, which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 2014.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 28