Form 10-Q
period 2014-09-30
INTER PARFUMS INC
filed 2014-11-10
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 7, 2014, there were 30,942,868 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$50,185	$125,650
Short-term investments	196,619	181,677
Accounts receivable, net	122,217	79,932
Inventories	112,863	117,347
Receivables, other	1,663	2,418
Other current assets	6,194	4,775
Income tax receivable	437	6,435
Deferred tax assets	7,375	7,257
Total current assets	497,553	525,491
Equipment and leasehold improvements, net	9,624	10,444
Trademarks, licenses and other intangible assets, net	103,148	116,243
Other assets	10,106	11,880
Total assets	$620,431	$664,058

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$239	$6,104
Accounts payable, trade	51,020	56,736
Accrued expenses	42,269	58,333
Income taxes payable	7,889	1,270
Dividends payable	3,713	3,704
Total current liabilities	105,130	126,147
Deferred tax liability	2,319	2,555
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,942,868 and 30,863,421 shares at September 30, 2014 and December 31, 2013, respectively	31	31
Additional paid-in capital	59,123	57,877
Retained earnings	374,516	359,459
Accumulated other comprehensive income (loss)	(4,464)	25,860
Treasury stock, at cost, 9,924,500 and 9,940,977 common shares at September 30, 2014 and December 31, 2013, respectively	(36,266)	(36,016)
Total Inter Parfums, Inc. shareholders’ equity	392,940	407,211
Noncontrolling interest	120,042	128,145
Total equity	512,982	535,356
Total liabilities and equity	$620,431	$664,058

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$134,206	$126,753	$374,129	$458,048

Cost of sales	58,878	56,746	161,455	189,791

Gross margin	75,328	70,007	212,674	268,257

Selling, general and administrative expenses	56,647	55,360	163,720	178,735

Income from operations	18,681	14,647	48,954	89,522

Other expenses (income):
Interest expense	554	354	1,402	1,228
(Gain) loss on foreign currency	(1,129)	176	(1,057)	1,158
Interest income	(915)	(1,218)	(2,974)	(3,472)

	(1,490)	(688)	(2,629)	(1,086)

Income before income taxes	20,171	15,335	51,583	90,608

Income taxes	6,407	5,432	18,003	33,242

Net income	13,764	9,903	33,580	57,366

Less: Net income attributable to the noncontrolling interest	2,651	2,049	7,465	14,001

Net income attributable to Inter Parfums, Inc.	$11,113	$7,854	$26,115	$43,365

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.36	$0.26	$0.84	$1.41
Diluted	$0.36	$0.25	$0.84	$1.40

Weighted average number of shares outstanding:
Basic	30,941	30,796	30,927	30,743
Diluted	31,054	30,986	31,060	30,928

Dividends declared per share	$0.12	$0.12	$0.36	$0.36

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss):

Net income	$13,764	$9,903	$33,580	$57,366

Other comprehensive income (loss):

Reclassification from OCI into earnings, net	—	—	—	(327)

Translation adjustments, net of tax	(37,990)	15,012	(42,620)	10,033

Comprehensive income (loss)	(24,226)	24,915	(9,040)	67,072

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	2,651	2,049	7,465	14,001

Other comprehensive income (loss):

Reclassification from OCI into earnings, net	—	—	—	(87)

Translation adjustments, net of tax	(10,786)	4,042	(12,296)	2,944

Comprehensive income (loss) attributable to the noncontrolling interests	(8,135)	6,091	(4,831)	16,858

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(16,091)	$18,824	$(4,209)	$50,214

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	57,877	54,679
Shares issued upon exercise of stock options	1,074	1,319
Sale of subsidiary shares to noncontrolling interests	(335)	—
Stock-based compensation	507	367
Additional paid-in capital, end of period	59,123	56,365

Retained earnings, beginning of period	359,459	349,672
Net income	26,115	43,365
Dividends	(11,137)	(11,074)
Stock-based compensation	79	124
Retained earnings, end of period	374,516	382,087

Accumulated other comprehensive income, beginning of period	25,860	12,498
Foreign currency translation adjustment	(30,324)	7,089
Net derivative instrument loss, net of tax	—	(240)
Accumulated other comprehensive income, end of period	(4,464)	19,347

Treasury stock, beginning of period	(36,016)	(35,404)
Shares issued upon exercise of stock options	101	—
Shares received as proceeds of option exercises	(351)	—
Treasury stock, end of period	(36,266)	(35,404)

Noncontrolling interest, beginning of period	128,145	118,505
Net income	7,465	14,001
Foreign currency translation adjustment	(12,296)	2,944
Net derivative instrument loss, net of tax	—	(87)
Sale of subsidiary shares to noncontrolling interest	1,365	—
Dividends	(4,667)	(8,341)
Stock-based compensation	30	45
Noncontrolling interest, end of period	120,042	127,067

Total equity	$512,982	$549,493

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$33,580	$57,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,723	8,451
Provision for doubtful accounts	456	409
Noncash stock compensation	689	631
Deferred tax (benefit) expense	(799)	4,542
Changes in:
Accounts receivable	(51,455)	34,589
Inventories	(3,566)	33,945
Other assets	(411)	1,222
Accounts payable and accrued expenses	(12,347)	(44,649)
Income taxes, net	12,931	(74,974)
Net cash provided by (used in) operating activities	(13,199)	21,532

Cash flows from investing activities:
Purchases of short-term investments	(248,193)	(253,969)
Proceeds from sale of short-term investments	214,975	106,904
Purchases of equipment and leasehold improvements	(2,584)	(3,726)
Proceeds from sale of equipment	—	2,801
Payment for intangible assets acquired	(821)	(2,145)
Net cash used in investing activities	(36,623)	(150,135)

Cash flows from financing activities:
Repayments of loans payable – banks, net	(5,841)	(27,526)
Proceeds from exercise of options	861	1,319
Proceeds from sale of stock of subsidiary	1,030	—
Dividends paid	(11,128)	(9,831)
Dividends paid to noncontrolling interest	(4,667)	(8,341)
Purchase of treasury stock	(37)	—
Net cash used in financing activities	(19,782)	(44,379)
Effect of exchange rate changes on cash	(5,861)	2,800
Net decrease in cash and cash equivalents	(75,465)	(170,182)
Cash and cash equivalents - beginning of period	125,650	307,335
Cash and cash equivalents - end of period	$50,185	$137,153
Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$1,028	$1,322
Income taxes	6,396	103,737

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2014	December 31, 2013

Raw materials and component parts	$36,162	$47,800
Finished goods	76,701	69,547

	$112,863	$117,347

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)		Fair Value Measurements at September 30, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$196,619	$—	$196,619	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$703	$—	$703	$—

(In thousands)		Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$181,677	$—	$181,677	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	157	—	157	—

	$181,834	$—	$181,834	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company had no cash flow hedges during the three and nine months ended September 30, 2014 and 2013. Gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statement and were immaterial for the three and nine months ended September 30, 2014 and 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of September 30, 2014 resulted in a liability and is included in accrued expenses and, as of December 31, 2013, resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At September 30, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $12.0 million, GB pounds £3.3 million and JPY ¥116.0 million, which all have maturities of less than one year.

7.	Accrued Expenses:

Accrued expenses include approximately $13.1 million and $22.4 million in advertising liabilities as of September 30, 2014 and December 31, 2013, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2014 and 2013 aggregated $0.03 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	367,470	$6.68
Nonvested options granted	5,500	$8.47
Nonvested options vested or forfeited	(10,635)	$5.74
Nonvested options – end of period	362,335	$6.73

Share-based payment expense decreased income before income taxes by $0.23 million and $0.69 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $0.21 million and $0.63 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.13 million and $0.38 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $0.12 million and $0.34 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of September 30, 2014:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2014	643,595	$19.58
Options granted	5,500	31.12
Options cancelled	(5,210)	19.31
Options exercised	(90,720)	12.95

Outstanding at September 30, 2014	553,165	$20.78

Options exercisable	190,830	$14.30
Options available for future grants	460,785

As of September 30, 2014, the weighted average remaining contractual life of options outstanding is 3.31 years (1.97 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $4.8 million and $2.5 million, respectively and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $1.8 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2014 and September 30, 2013 were as follows:

(In thousands)	September 30, 2014	September 30, 2013

Cash proceeds from stock options exercised	$861	$1,319
Tax benefits	—	317
Intrinsic value of stock options exercised	1,631	1,963

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2014 and 2013 were $8.47 and $6.17 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2014 and 2013 are set forth in the following table:

	September 30, 2014	September 30, 2013

Weighted-average expected stock-price volatility	37%	38%
Weighted-average expected option life	5 years	5 years
Weighted-average risk-free interest rate	1.60%	0.89%
Weighted-average dividend yield	2.4%	2.0%

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Inter Parfums, Inc.	$11,113	$7,854	$26,115	$43,365
Effect of dilutive securities of consolidated subsidiary	—	—	—	(176)
Numerator for diluted earnings per share	$11,113	$7,854	$26,115	$43,189
Denominator:
Weighted average shares	30,941	30,796	30,927	30,743
Effect of dilutive securities:
Stock options	113	190	133	185
Denominator for diluted earnings per share	31,054	30,986	31,060	30,928

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.36	$0.26	$0.84	$1.41
Diluted	0.36	0.25	0.84	1.40

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.13 million shares and 0.04 million shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, and 0.13 million shares of common stock for the three months ended September 30, 2014.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income attributable to Inter Parfums, Inc.	$11,113	$7,854	$26,115	$43,365
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	16	—	335	—
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$11,097	$7,854	$25,780	$43,365

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales:
United States	$30,784	$28,686	$73,718	$72,040
Europe	103,457	98,136	300,506	386,116
Eliminations	(35)	(69)	(95)	(108)

	$134,206	$126,753	$374,129	$458,048

Net income attributable to Inter Parfums, Inc.:
United States	$2,705	$2,156	$4,042	$4,359
Europe	8,408	5,698	22,073	38,993
Eliminations of intercompany profits	—	—	—	13

	$11,113	$7,854	$26,115	$43,365

	September 30,	December 31,
	2014	2013
Total Assets:
United States	$80,887	$76,980
Europe	548,638	596,153
Eliminations of investment in subsidiary	(9,094)	(9,075)

	$620,431	$664,058

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States-based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext.

We produce and distribute our European-based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 80% and 84% of net sales for the nine months ended September 30, 2014 and 2013, respectively. In 2013, Burberry was our most significant license, as sales of Burberry products represented 28% of net sales for the nine months ended September 30, 2013. (See Note 3 “Termination of Burberry License” in notes to consolidated financial statements on page 7 of this Form 10-Q). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the nine months ended September 30, 2014, sales of product for these brands represented 17%, 24% and 15% of net sales, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations, we market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 20% and 16% of net sales for the nine months ended September 30, 2014 and 2013, respectively. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Oscar de la Renta, Dunhill, Shanghai Tang, Agent Provocateur, Gap, Banana Republic, Brooks Brothers and bebe brands.

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

During the nine months ended September 30, 2014, the economic uncertainty and financial market volatility taking place in certain European countries did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar because over 40% of net sales of our European operations are denominated in U.S. dollars, while all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

Shanghai Tang

In July 2013, the Company created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company plans to launch its first fragrance collection under the Shanghai Tang brand in late 2014.

Agent Provocateur

In July 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company launched its first fragrances under the Agent Provocateur brand in March 2014. In addition, the Company has taken over distribution of selected fragrances within the brand’s current perfume portfolio.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 as Compared to the Three and Nine Months Ended September 30, 2013

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” on page 13 of this Form 10-Q.

Net sales for the three and nine months ended September 30, 2014 aggregated $134.2 million and $374.1 million, respectively, as compared to $126.8 million and $458.0 million, for the corresponding periods of the prior year. Our Burberry brand license terminated as of December 31, 2012 and pursuant to a transition agreement with Burberry, the nine months ended September 30, 2013 included $130.3 million in Burberry brand sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales

	Three months ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)

European-based ongoing brand product sales	$103.4	$98.1	5.7%	$300.4	$255.6	17.6%
United States-based product sales	30.8	28.7	6.9%	73.7	72.1	2.2%
Total ongoing brand net sales	134.2	126.8	6.0%	374.1	327.7	14.2%

Burberry brand net sales	—	—	n/a	—	130.3	n/a
Total net sales	$134.2	$126.8	6.0%	$374.1	$458.0	-18.3%

Net sales for the three months ended September 30, 2014 of the Company’s ongoing brands (excluding Burberry brand sales) increased 6.0% to $134.2 million, as compared to $126.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales from ongoing brands in 2014 increased 5.1% for the three month period. Net sales from ongoing brands for the nine months ended September 30, 2014 increased 14.2% to $374.1 million, as compared to $327.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 12.9% for the nine month period.

Ongoing European-based prestige product sales increased 5.7% and 17.6% for the three and nine months ended September 30, 2014, respectively as compared to the corresponding periods of the prior year. New product launches were the primary catalyst for sales growth in 2014. Karl Lagerfeld’s signature scents for both men and women yielded $3.7 million and $20.9 million in incremental sales for the three and nine months ended September 30, 2014, respectively. As a result of steady gains from Legend fragrances along with the 2014 launch of Emblem, Montblanc brand sales continued to outperform expectations with sales reaching $88.0 million in the first nine months of 2014, up 10% and 40% for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods of the prior year. Aided by the recent launch of Jimmy Choo Man, Jimmy Choo brand sales resumed positive sales momentum and increased 23% for the three months ended September 30, 2014, reversing the negative comparison through June 30, 2014 due to the difficult comparison resulting from the 2013 launch of Jimmy Choo Flash. Lanvin brand sales also faced a difficult comparison against the launch of Lanvin Me in the prior year period; however, a strong performance by Eclat d’Arpège and the launch of Lanvin Me L’Eau resulted in a 9% gain in brand sales for the three months ended September 30, 2014, and Lanvin brand sales for the nine months ended September 30, 2014 aggregated $64.8 million.

United States prestige and specialty retail product sales increased 6.9% and 2.2% for the three and nine months ended September 30, 2014, as compared to the corresponding periods of the prior year. Challenging comparisons with the prior year period and a difficult Asian market during the nine months ended September 30, 2014 resulted in a decline in Anna Sui brand sales of 19% to $16.4 million, as compared to $20.2 million for the corresponding period of the prior year. Mitigating this decline were incremental sales of Dunhill legacy scents, which aggregated $11.2 million for the nine months ended September 30, 2014, as compared to $7.9 million for the corresponding period of the prior year. We are growing that brand and the others we added to our portfolio in late 2012 and 2013 by launching new products and pursuing expanded distribution. In that regard, we will begin shipping our first all new Dunhill fragrance, Icon, during the fourth quarter of 2014, which will be in selective distribution until early 2015. Our early spring launches, Fatale and Fatale Pink for Agent Provocateur, have been well received in international markets, and we expect momentum to continue with the commencement of U.S. sales in the fall. Initial distribution of La Nuit de Bohème for Anna Sui began in June, and will culminate late this year with its debut in China. We also plan to launch our inaugural fragrance collection for Shanghai Tang in China later this year, followed by a select international roll-out in 2015.

INTER PARFUMS, INC. AND SUBSIDIARIES

Ongoing Brand Net Sales to Customers by Region

(In millions)

	Nine months ended September 30,
	2014	2013

North America	$97.6	$86.2
Western Europe	98.8	84.7
Eastern Europe	31.1	32.6
Central and South America	38.9	26.3
Middle East	34.3	28.5
Asia	65.1	62.4
Other	8.3	7.0
	$374.1	$327.7

For the nine months ended September 30, 2014, top line growth was strong in all major markets other than Eastern Europe and Asia. A difficult Russian market and a depreciating currency accounted for the decline in Eastern Europe and a less buoyant growth rate resulted in the weak performance in Asia.

We are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013

Net sales	$134.2	$126.8	$374.1	$458.0
Cost of sales	58.9	56.8	161.4	189.7

Gross margin	$75.3	$70.0	$212.7	$268.3
Gross margin as a percent of net sales	56%	55%	57%	59%

Gross profit margin was 56% and 57% for the three and nine months ended September 30, 2014, respectively, as compared to 55% and 59% for the corresponding periods of the prior year. For European operations, gross profit margin was 59% for both the three and nine months ended September 30, 2014, as compared to 58% and 61% for the corresponding periods of the prior year. The small gross margin improvement for the three months ended September 30, 2014 for European operations is primarily the result of product mix. The gross margin decline for the nine months ended September 30, 2014 is directly related to the termination of the Burberry license and resulting discontinuance of Burberry product sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

For United States operations, gross profit margin was 47% for both the three and nine months ended September 30, 2014, respectively, as compared to 45% for both corresponding periods of the prior year. Within our United States operations we have added several prestige brand names to our brand portfolio which is driving sales and margin growth. Prestige brand fragrances generate a higher gross margin than specialty retail product lines.

We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate for the nine months ended September 30, 2014 was 1.35, as compared to 1.32 for the 2013 period. As such, there was no material effect on gross margin in 2014 from changes in currency exchange rates. However, the recent strength in the U.S. dollar relative to the Euro may benefit our gross margin in the final quarter of 2014 if this current trend continues.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.4 million and $3.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.5 million and $4.6 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013

Selling, general and administrative expenses	$56.6	$55.4	$163.7	$178.7
Selling, general and administrative expenses as a percent of net sales	42%	44%	44%	39%

Selling, general and administrative expenses increased 2% and decreased 8% for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 42% and 44% of net sales for the three and nine months ended September 30, 2014, as compared to 44% and 39% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $20.7 million and $55.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $20.9 million and $58.0 million for the corresponding periods of the prior year. Promotion and advertising represented 15.5% and 14.8% of net sales for the three and nine months ended September 30, 2014, as compared to 16.5% and 12.7% of net sales for the corresponding period of the prior year. In 2013, pursuant to the transition agreement with Burberry, advertising requirements were eliminated. As experienced in 2013, a significant portion of our 2014 annual advertising budget is expected to be incurred during the final quarter of the year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $9.9 million and $25.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $7.9 million and $32.7 million for the corresponding periods of the prior year. Royalty expense represented 7.4% and 6.9% of net sales for the three and nine months ended September 30, 2014, as compared to 6.2% and 7.1% of net sales for the corresponding period of the prior year. The increase in royalties for the three months ended September 30, 2014 is the result of a $0.8 million adjustment to the estimated royalty liability due to Burberry, and the decline for the nine month period is directly related to the termination of the Burberry license. In addition, service fees relating to the activities of our distribution subsidiaries aggregated $2.2 million and $7.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $2.6 million and $12.0 million for the corresponding periods of the prior year. The decline in service fees is also directly related to the termination of the Burberry license.

As a result of the above analysis, income from operations increased 28% to $18.7 million for the three months ended September 30, 2014, as compared to $14.6 million for the corresponding period of the prior year. Income from operations decreased to $49.0 million for the nine months ended September 30, 2014, as compared to $89.5 million for the corresponding period of the prior year. Operating margins were 13.9% and 13.1% of net sales for the three and nine months ended September 30, 2014, respectively, as compared to 11.6% and 19.5% for the corresponding periods of the prior year. Third quarter 2014 results reflect a modest increase in both United States-based and European-based brand sales, combined with slightly higher gross margins and lower selling, general and administrative expenses. Results for the nine months ended September 30, 2013 were influenced by an exceptional 2013 first quarter where profits were extraordinarily strong due to substantial sales of Burberry product, coupled with low promotional expenses.

Interest expense aggregated $0.6 million and $1.4 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.4 million and $1.2 million for the corresponding periods of the prior year. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Foreign currency gains aggregated $1.1 million for both the three and nine months ended September 30, 2014, as compared to losses of $0.1 million and $1.2 million for the corresponding periods of the prior year. We enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments. However, as coverage is never one hundred percent, gains and losses are incurred.

Interest income aggregated $0.9 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.2 million and $3.5 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Our effective income tax rate was 32% and 35% for the three and nine months ended September 30, 2014, respectively, as compared to 35% and 37% for the corresponding periods of the prior year. For the three months ended September 30, 2014, changes in allocation percentages related to state and local taxes of our U.S. operations shaved two points off our effective tax rate. In addition, we continue to benefit from parts of our European operations that are located in lower tax jurisdictions. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income European operations	$11,059	$7,746	$29,538	$52,994
Net income U.S. operations	2,705	2,157	4,042	4,372

Net income	13,764	9,903	33,580	57,366
Less: Net income attributable to the noncontrolling interest	2,651	2,049	7,465	14,001

Net income attributable to Inter Parfums, Inc.	$11,113	$7,854	$26,115	$43,365

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.36	$0.26	$0.84	$1.41
Diluted	$0.36	$0.25	$0.84	$1.40

Weighted average number of shares outstanding:
Basic	30,941	30,796	30,927	30,743
Diluted	31,054	30,986	31,060	30,928

Net income increased 39% to $13.8 million for the three months ended September 30, 2014, as compared to $9.9 million for the corresponding period of the prior year. Net income decreased to $33.6 million for the nine months ended September 30, 2014, as compared to $57.4 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. In summary, for the nine months ended September 30, 2014, results for our European operations reflect the absence of Burberry brand sales and the related decline in gross margin as a percentage of sales. This was partially mitigated by the decline in selling, general and administrative expenses. For United States operations nine month results reflect higher gross margins and a favorable tax rate mitigated by an 11% increase in selling, general and administrative expenses resulting in a modest decline in net income.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 24% and 25% of European operations net income for the three and nine months ended September 30, 2014, respectively, as compared to 26% for both corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At September 30, 2014, working capital aggregated $392 million and we had a working capital ratio of 4.7 to 1. Cash and cash equivalents and short-term investments aggregated $247 million, practically all of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $92 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $13.2 million for the nine months ended September 30, 2014 as compared to cash provided by operating activities of $21.5 million for the corresponding period of the prior year. For the 2014 period, working capital items used $54.8 million in cash from operating activities, as compared to $49.9 million in the 2013 period. Although accounts receivable as of September 30, 2014 are up considerably as compared to that at December 31, 2013, days sales outstanding remain relatively low at only 82 days. The 3% increase in inventories reflects levels needed to support upcoming new product launches.

Cash flows used in investing activities in 2014 reflect the purchase and sales, by our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $98 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2014, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2014 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $25.0 million in credit lines provided by a consortium of international financial institutions. As of September 30, 2014, short-term borrowings aggregated $0.2 million.

In January 2014, the Board of Directors authorized the continuation of the $0.48 per share dividend for 2014. The next quarterly cash dividend of $0.12 per share is payable on January 15, 2015 to shareholders of record on December 31, 2014. The annual cash dividend for 2014 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

INTER PARFUMS, INC. AND SUBSIDIARIES

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2014.

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

At September 30, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $12.0 million, GB pounds £3.3 million and JPY ¥116.0 million, which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including an option granted to purchase our common stock, during the last quarter of the last fiscal year and through the date of this report.

On September 8, 2014, in accordance with the provisions of our 2004 Non-Employee Director Stock Option Plan, we granted a stock option to purchase an aggregate of 2,000 shares for a five-year period at the exercise price of $29.355 per share, the fair market value of our common stock on the date of grant, to our one of our five non-employee directors who was first elected to our board of directors on September 8, 2014. Such option vests 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. The option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	30

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	31

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	32

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	33

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November 2014.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 29