Form 10-K
period 2014-12-31
INTER PARFUMS INC
filed 2015-03-11
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014 or

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $497,203,804 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 9, 2015: 30,978,603

Documents Incorporated By Reference: None.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: Our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing license and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance and fragrance related products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; inability to protect our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; dependence upon third party manufacturers and distributors; dependence upon our management; competition; risks related to our foreign operations currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; seasonal variability of our business; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of other parties; and possible liability for improper comparative advertising or “Trade Dress”.

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

In July 2012, Burberry exercised its option to buy-out our license rights effective December 31, 2012. Due to the significance of this transaction as well as its non-recurring nature, exclusion of such gain in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. In addition, providing comparable sales information excluding sales relating to a terminated license provides investors with a more accurate picture of current sales trends. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on pages 45, 49 and 51 of this Form 10-K is an important supplemental measure of operating performance to investors.

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

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4, Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the majority owner of two (2) distribution subsidiaries, Inter Parfums Gmbh and Inter Parfums srl, covering territories in Germany and Italy, respectively, and is the sole owner of two (2) distribution subsidiaries, Inter España Parfums et Cosmetiques, SL, covering the territory of Spain and Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States. Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Singapore Pte., Ltd., an Asian sales and marketing office.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR”. The common shares of our subsidiary, Interparfums SA, are traded on the Euronext Exchange.

We maintain our internet website at www.interparfumsinc.com, which is linked to the Securities and Exchange Commission Edgar database. You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K, beneficial ownership reports (Forms 3, 4 and 5) and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished product for us and deliver them to one of our distribution centers.

Our prestige products focus on niche brands, each with a devoted following. By concentrating in markets where the brands are best known, we have had many successful launches. We typically launch new fragrance families for our brands every year or two, with some frequent “seasonal” fragrances introduced as well.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute prestige fragrance products primarily under license agreements with brand owners, and prestige product sales through our European operations represented approximately 79% of net sales for 2014. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, and net sales of Burberry products represented 0%, 23% and 46% of net sales for the years ended December 31, 2014, 2013 and 2012, respectively. As discussed below, Burberry exercised its option to buy-out the license rights effective December 31, 2012 and we entered into a transition agreement that provided for certain license rights and obligations to continue through March 31, 2013. In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the year ended December 31, 2014, sales of product for these brands represented 18%, 22% and 16% of net sales, respectively.

United States Operations

Prestige brand and specialty retail fragrance and fragrance related products are marketed through our United States operations and represented 21% of sales for the year ended December 31, 2014. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Gap, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Recent Developments

Abercrombie & Fitch and Hollister

In December 2014, the Company entered into a 7-year exclusive worldwide license to create, produce and distribute new perfumes and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company will distribute these fragrances internationally in specialty retailers, high-end department stores and duty free shops, and in the U.S., in duty free shops and potentially in Abercrombie & Fitch and Hollister retail stores. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as is customary in our industry. New men’s and women’s scents are planned for both Abercrombie & Fitch and Hollister for 2016.

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

We are the owner of the Lanvin brand name and trademark for our class of trade and we have built a portfolio of licensed prestige brands. Our exclusive worldwide licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Agent Provocateur	December 31, 2023
Anna Sui	December 31, 2021, plus two five-year optional terms if certain conditions are met
Balmain	December 31, 2023
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met
Jimmy Choo	December 31, 2021
Karl Lagerfeld	October 31, 2032
Montblanc	December 31, 2020
Oscar de la Renta	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2017
Repetto	December 31, 2024
Shanghai Tang	December 31, 2025, subject to earlier termination on December 31, 2019, if certain minimum sales are not met; subject to 2 year extensions unless 1 year advance notice not to renew is provided
S.T. Dupont	December 31, 2016
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met

In connection with the acquisition of the Lanvin brand names and trademarks, we granted Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $85 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Prestige Fragrances

Agent Provocateur— In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry and we have taken over distribution of selected fragrances within the brand’s current perfume portfolio. Agent Provocateur contributed to our sales in 2014 with the spring launches of Fatale and Fatale Pink in international markets followed by an exclusive U.S. launch at Saks Fifth Avenue.

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

In recent years, Agent Provocateur has been opening doors at a steady growth and plans to continue to grow its door count, especially in Asia. Currently, its products which extend into swimwear, bridal and accessories, are sold globally, at 96 of its own boutiques and shop-in-shops within the finest department stores, as well as specialty retailers and on-line.

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

We have high expectations for growing the Anna Sui fragrance franchise by developing new products and expanding the brand’s fragrance presence in North America, Europe and the Middle East. With help from the Fall 2013 launch of La Vie de Bohème, sales of Anna Sui products were up 29% in 2013, reaching approximately $25.8 million. Without a major new product launch and a difficult Asian market, Anna Sui brand sales declined 16% to approximately $21.5 million in 2014. A new Anna Sui fragrance family is in the works for 2015.

Balmain— In July 2011, we entered into a 12-year exclusive worldwide license agreement to create, produce and distribute perfumes and ancillary products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances for men and women.

The Balmain couture house was founded in 1945 by Pierre Balmain. In recent years, Balmain has undergone a significant transformation. With the redefinition of its image in ready-to-wear, the brand has become a reference for style, while retaining its distinctive design codes from the haute couture universe. In doing so, the brand has become a major trendsetter. Our first new Balmain women’s fragrance, Extatic, made its debut in 2014 in selective distribution. We also have a men’s scent launching for Balmain in 2015.

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

Our first new fragrance under the Boucheron brand, Jaïpur Bracelet, debuted in 2012, and Boucheron Place Vendôme, which has a beautiful glasswork bottle with a cabochon, the emblematic stone of House Boucheron, was released in Fall 2013. Boucheron fragrances sales increased 10% to $23.1 million in 2013, driven in particular by the launch of the Boucheron Place Vendôme line. With a difficult comparison and no major product launch, brand sales declined 20% in 2014. For 2015, we are launching a new fragrance duo for the Boucheron brand around its iconic Quatre ring.

Dunhill—In December 2012, we entered into a 10-year exclusive worldwide fragrance license to create, produce and distribute perfumes and fragrance related products under the Dunhill brand, which commenced on April 3, 2013.

The house of Dunhill was established in 1893 and since that time has been dedicated to providing high quality men’s luxury products, with core collections offered in menswear, leather goods and accessories. The brand has global reach through a premium mix of self-managed retail outlets, high-level department stores and specialty retailers. Known for its commitment to elegance and innovation and being a leader of British men’s style, the brand continues to blend innovation and creativity with traditional craftsmanship.

We took over production and distribution of Dunhill legacy fragrances beginning in April 2013, and we introduced a legacy scent flanker, Desire Black, which launched in the Spring of 2014. We have supported the new men’s scent with a distribution strategy that recognizes and utilizes Dunhill’s luxury positioning, along with brand appropriate marketing materials and a media campaign. Dunhill legacy scents added $16.2 million to 2014 sales, up 25% from $13.0 million in 2013. For 2015, we are rolling out the new Dunhill scent, Icon.

Jimmy Choo— In October 2009, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrances under the Jimmy Choo brand.

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

Our first fragrance under the Jimmy Choo brand, a signature scent, rolled out globally in 2011. Jimmy Choo product sales exceeded our expectations and sales topped $40 million in that first year. Sales growth has continued, reaching $51.5 million in 2012 and $72.4 million in 2013, a year marked by the launch by our second Jimmy Choo line, Flash, in February. The successful 2014 launch of Jimmy Choo Man enabled Jimmy Choo brand sales to maintain its positive sales momentum resulting in 2014 brand sales of $78.5 million, up 8% as compared to 2013.

Karl Lagerfeld— In October 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute perfumes under the Karl Lagerfeld brand.

Under the creative direction of Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. Our first new line, a premium namesake duo scent for both men and women, launched in the Spring of 2014 and yielded $24.2 million in sales in 2014.

Lanvin— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

With Lanvin brand sales of $90.3 million in 2014, Lanvin now is our second largest brand. Lanvin fragrances occupy an important position in the selective distribution market in France, Europe and Asia. Current lines in distribution include: Arpège (1927), Lanvin L’Homme (1997), Eclat d’Arpège (2002), Rumeur 2 Rose (2007), Jeanne Lanvin (2008), Marry Me! (2010), Jeanne Lanvin Couture (2012), Lanvin Me (2013), which was designed by Lanvin designer, Alber Elbaz, and Me L’Eau (2014). Our Eclat d’Arpège line accounts for approximately 50% of this brand’s sales.

Montblanc— In January 2010, we entered into an exclusive, worldwide license agreement for the creation, development and distribution of fragrances and fragrance related products under the Montblanc brand.

Montblanc has achieved a world-renowned position in the luxury segment and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women's jewelry, active presence in more than 70 countries, network of more than 350 boutiques worldwide and high standards of product design and quality, Montblanc has quickly grown to be our largest and fastest growing fragrance brand.

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and our second men’s line, Emblem, was launched in 2014. Montblanc product sales increased 40% in 2013 to $83.2 million and in 2014 sales of Montblanc fragrances topped $110 million, a 33% increase from 2013. Montblanc has now become our top selling brand.

Oscar de la Renta— In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand, which closed in December 2013. In 2014, we took over distribution of fragrances within the brand’s current perfume portfolio generating $15.8 million in sales. Our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, is planned for an early 2015 launch.

Oscar de la Renta is one of the world’s leading luxury goods firms. The New York-based company was established in 1965, and encompasses a full line of women’s accessories, bridal, childrenswear, fragrance, beauty and home goods, in addition to its internationally renowned signature women’s ready to wear collection. Oscar de la Renta products are sold globally in fine department and specialty stores, oscardelarenta.com and through wholesale channels.

Paul Smith— We signed an exclusive worldwide license agreement with Paul Smith in December 1998 for the creation, development and distribution of Paul Smith perfumes. In 2008, we extended this license for an additional seven years through December 31, 2017.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith (2000), Paul Smith Extrême (2002), Paul Smith Rose (2007), Paul Smith Man 2 (2010) and Optimistic (2011). A new men’s and women’s line, Portrait, was released in Spring 2013 and Extreme Sport for men was introduced in 2014.

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

With an ambitious plan of international expansion focusing mainly on Europe, the brand is now branching out into Asia, notably South Korea and Japan where its mix of cross-generational appeal and French chic has been met with unprecedented enthusiasm. Our first fragrance line was launched in 2013 generating first year sales of $12 million. Sales reached $12.4 million in 2014 as our Repetto fragrances experienced gradual sales penetration in France, and slower acceptance internationally.

Shanghai Tang— In July 2013, we created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. Our first Shanghai Tang fragrance collection for men and women is set for a 2015 rollout.

Founded in 1994, Shanghai Tang is the leading Chinese luxury brand with international recognition and distribution. As the global curator of modern Chinese chic, Shanghai Tang champions the richness and beauty of the Chinese culture through its contemporary lifestyle offer of apparel and accessories for men, women and children, as well as home collections. Shanghai Tang supports an international network of 45 boutiques, including the world’s largest lifestyle flagship – The Shanghai Tang Mansion in Hong Kong, and its largest flagship Boutique, The Cathay Mansion in Shanghai, China and on-line.

S.T. Dupont— In June 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont perfumes. In 2011, the agreement was renewed and now runs through December 31, 2016. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods.

S.T. Dupont fragrances include: S.T. Dupont (1998), S.T. Dupont Essence Pure (2002), S.T. Dupont Noir (2006), S.T. Dupont Blanc (2007), S.T. Dupont Passenger (2008), S.T. Dupont Intense (2009), S.T. Dupont Passenger Cruise (2011), and 58 avenue Montaigne (2012). In 2014, we launched our So Dupont duo, as well as a new men’s line, Paris Saint Germain.

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

In 2013, sales increased 11% to $25.5 million due to the launch of the new Rêve line and steady performances by the First and Collection Extraordinaire. Although overall brand sales declined 7% in 2014, certain lines like Collection Extraordinaire, performed exceptionally well. We have a new women’s scent for Van Cleef & Arpels prepared for a 2015 debut.

Specialty Retail Products

In connection with our specialty retail and designer agreements in our United States operations, we design, produce and manufacture fragrance and fragrance related products for brand name specialty retailers. These agreements are very similar to our prestige license agreements, as they include a licensing component for worldwide sales to select third party retailers and distributors in return for royalty payments and required advertising expenditures as are customary in our industry, in addition to the possibility of selling product we create to the specialty retailer for sale in its retail stores. Our exclusive agreements for specialty retail brands and their expiration dates are as follows:

Brand Name	Expiration Date

Abercrombie & Fitch
and Hollister	December 31, 2021
The Gap	August 31, 2015 for 1969 Fragrances only
Banana Republic	December 31, 2016
bebe Stores	June 30, 2017	plus three, 3-year optional terms, if certain sales targets are met

Abercrombie & Fitch and Hollister

In December 2014, the Company entered into a 7-year exclusive worldwide license to create, produce and distribute new perfumes and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company will distribute these fragrances internationally in specialty retailers, high-end department stores and duty free shops, and in the U.S., in duty free shops and potentially in Abercrombie & Fitch and Hollister retail stores. New men’s and women’s scents are planned for both Abercrombie & Fitch and Hollister for 2016.

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

After several renewals, our rights to develop, produce, manufacture and distribute fragrances for Gap brand names to be sold in Gap retail stores in the United States and Canada expired in December 2014, and we have a verbal agreement to retain the right to sell certain products internationally until August 31, 2015.

In 2015, we reached a verbal agreement to renew our rights to develop, produce, manufacture and distribute fragrances for Banana Republic brand names to be sold in Banana Republic retail stores in the United States and Canada and our license agreement for international distribution of fragrances of Banana Republic stores as well as select specialty and department stores outside the United States, including duty-free and other travel related retailers. Banana Republic products currently available include: Classic (1995), W (1995), Alabaster (2006), Rosewood (2006), Slate (2006), Black Walnut (2006), Cordovan (2007), Malachite (2007), and Wildbloom (2011). To complement the women’s scent Wildbloom , we launched several brand extensions, Wildbloom Vert and Wildblue in 2012 followed in 2013, with Wildbloom Rouge and Wildblue Noir. In 2014, we launched Modern, a new collection for men and women.

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

Our bebe signature fragrance was unveiled at more than 200 bebe stores in the U.S. in August 2009, which was followed by worldwide distribution shortly thereafter. Scents currently available for domestic and international markets include: bebe (2009), bebe Sheer (2010) and bebe gold (2011). In 2012, we introduced a new bebe scent, Wishes & Dreams and we introduced two other scents, bebe desire and bebe Nouveau in 2013. In 2014, we introduced bebe Nouveau Chic and a new fragrance family is planned for later in 2015.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, as of December 31, 2014, we had cash, cash equivalents and short-term investments of approximately $280 million, which we believe should assist us in entering new brand licenses or outright acquisitions. However, we cannot assure you that we will be able to enter into any future agreements, or acquire brands or assets on terms favorable to us, or if we do, that any such transaction will be successful. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

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

Build specialty retail business. We believe that certain specialty retailers are growing their beauty business by partnering with companies like Inter Parfums. This partnership enables specialty retailers to have a continuous pipeline of new fragrance products developed for sale in their stores, while benefitting from worldwide advertising and distribution of such products bearing their brand names primarily outside the United States.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach);

•	Concept choice;

•	Produce mock-ups for final acceptance of bottles and packaging;

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;

•	Choose suppliers;

•	Schedule production and packaging;

•	Issue component purchase orders;

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres);

•	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;

•	Bottle manufacturers (Pochet du Courval, SGD , Verreries Brosse, Bormioli Luigi, Stoelzle Masnières ), caps (Qualipac , ALBEA , RPC, Codiplas, Jackel , CMSI ) or boxes (Edelmann, Autajon , Alliora, Nortier , Draeger);

•	Production specialists who carry out packaging (CCI, Edipar , Jacomo, SDPP, MF Productions, Biopack) or logistics (SAGA for storage, order preparation and shipment).

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

Specialty Retail Products

For products sold to specialty retailers for sale in their stores in the United States, we do not typically incur any marketing and distribution expenses. Such expenses are the responsibility of the specialty retailer. We do not presently market and distribute Banana Republic products to third parties in the United States although we do market and distribute Banana Republic product internationally, including duty-free and other travel-related retailers. With respect to the Abercrombie & Fitch, Hollister and bebe brands, we have the right to distribute product to their stores as well as to approved retailers and distributors in the United States and internationally, including duty-free and other travel-related retailers.

We utilize our in house sales team to reach our third party distributors and customers outside the United States. In addition, the business of our United States operations has become increasingly seasonal as shipments to our specialty retail customers are weighted toward the second half of the year.

Geographic Areas

United States export sales were approximately $52.3 million, $50.4 million and $38.8 million in 2014, 2013 and 2012, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
North America	$134,600	$154,300	$175,400
Europe	177,900	215,600	241,300
Central and South America	49,200	42,400	53,000
Middle East	40,300	43,300	62,100
Asia	85,500	98,600	115,300
Other	11,800	9,400	7,000

	$499,300	$563,600	$654,100

Consolidated net sales to customers in major countries are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
United States	$128,000	$150,000	$167,000
United Kingdom	$37,000	$46,000	$48,000
France	$50,000	$47,000	$46,000

Competition

The market for fragrances and fragrance related products is highly competitive and sensitive to changing preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy, regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names including the brand names of specialty retailers.

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

Product Liability

Our United States operations maintain product liability coverage in an amount of $5,000,000, and our European operations maintain product liability coverage in an amount of €6,000,000 (approximately $7.3 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrances and fragrance related products. These registered trademarks include:

•	Abercrombie & Fitch
•	Agent Provocateur
•	Anna Sui
•	Balmain
•	Banana Republic
•	Bebe
•	Boucheron
•	Dunhill
•	Gap
•	Hollister
•	Jimmy Choo
•	Jordache
•	Karl Lagerfeld
•	Montblanc
•	Oscar de la Renta
•	Paul Smith
•	Repetto
•	Shanghai Tang
•	S.T. Dupont
•	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrances and fragrance related products, including:

•	Aziza
•	Intimate
•	Lanvin
•	Tristar, Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2015, we had 298 full-time employees worldwide. Of these, 210 are full-time employees of our European operations, with 32 employees engaged in sales activities and 178 in administrative, production and marketing activities. Our United States operations have 88 employees, and of these, 12 were engaged in sales activities and 76 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Uncertainties and continued deterioration in global credit markets, as evidenced by previous reductions in sovereign credit ratings in the United States and Europe, could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

Uncertainties and continued deterioration in the global credit markets as evidenced by previous reductions in sovereign credit ratings in the United States and Europe, could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. While thus far, uncertainties in global credit markets have not significantly affected our access to credit due to our strong credit rating, a further deterioration in global financial markets could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

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

Our future expansion through acquisitions or new product license or distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, in view of the global banking crisis, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business. Just as the loss of a license or other significant agreement may have a material adverse effect on us, our failure to acquire rights to new brands may also negatively impact us.

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

Joint ventures or strategic alliances in geographic markets in which we have limited or no prior experience may expose us to additional risks.

We review, and from time to time may establish, joint ventures and strategic alliances that we believe would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. These business relationships may require us to rely on the local expertise of our partners with respect to market development, sales, local regulatory compliance and other matters. Further, there may be challenges with ensuring that such joint ventures and strategic alliances implement the appropriate internal controls to ensure compliance with the various laws and regulations applicable to us as a U.S. public company. Accordingly, in addition to commercial and operational risk, these joint ventures and strategic alliances may entail risks such as reputational risk and regulatory compliance risk. In addition, there can be no assurance that we will be able to identify suitable alliance or joint venture candidates, that we will be able to consummate any such alliances or joint ventures on favorable terms, or that we will realize the anticipated benefits of entering into any such alliances or joint ventures.

We are dependent upon Messrs. Jean Madar and Philippe Benacin, and the loss of their services could harm our business.

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Interparfums SA, are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We maintain key man insurance on the life of Mr. Benacin ($17 million). However, we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

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

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate, and our business, financial condition and operating results.

Terrorist attacks such as those that have occurred, most recently in Paris, France where we have our European headquarters, and previously in Libya, Spain, England and the United States, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Ukraine, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

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

We operate on a global basis, with a substantial portion of our 2014 net sales and net income generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without incurring material incremental tax obligations. A substantial portion of our cash and cash equivalents that result from these earnings remain outside the United States. We maintain offices in 7 countries and have key operational facilities located outside the United States that warehouse or distribute goods for sale throughout the world. Foreign operations are subject to many risks and uncertainties, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 15th Floor, New York, NY.	16,800 square feet	April 30, 2024

Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2018

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	March 2023	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2022	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2017 and May 2020	Lease for portion of space expires May 2017

Interparfums SA has had an agreement with Sagatrans, S.A. for warehousing and distribution services for several years. The current agreement with Sagatrans for warehousing and distribution services expires on December 31, 2017. Service fees payable to Sagatrans are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid in 2014, 2013 and 2012 were €3.2 million, €5.9 million and €6.5 million, respectively.

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

Fiscal 2014	High Closing Price	Low Closing Price
Fourth Quarter	29.98	24.81
Third Quarter	31.39	25.62
Second Quarter	36.78	27.59
First Quarter	37.74	30.38

Fiscal 2013	High Closing Price	Low Closing Price
Fourth Quarter	38.94	28.94
Third Quarter	34.96	26.02
Second Quarter	33.19	24.43
First Quarter	25.71	19.55

As of February 20, 2015, the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 47. We believe there are approximately 6,500 beneficial owners of our common stock.

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

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12-09	12-10	12-11	12-12	12-13	12-14

Inter Parfums, Inc.	100.00	157.33	132.30	168.51	319.38	248.79
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Peer Group	100.00	107.99	117.98	127.68	159.90	180.24

Dividends

In January 2013, our Board of Directors authorized a 50% increase in the cash dividend to $0.48 per share on an annual basis. In November 2013, our Board of Directors declared a special cash dividend of $0.48 per share, which was payable in one lump sum on December 16, 2013 to shareholders of record on December 2, 2013.

In January 2014, our Board of Directors determined to maintain the quarterly dividend of $0.12 per share, or $0.48 on an annual basis and in January 2015, our Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share. The next quarterly cash dividend of $0.13 per share is payable on April 15, 2015 to shareholders of record on March 31, 2015.

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the fourth quarter of 2014 and through the date of this report.

On February 2, 2015, we granted options to purchase an aggregate of 4,000 shares for a five-year period at the exercise price of $25.285 per share, the fair market value of our common stock on the date of grant, to four non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us. In addition, in December 2014 and January 2015, our non-employee directors exercised stock options to purchase an aggregate of 4,250 shares of restricted common stock. Such transactions were also exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Repurchases of Our Common Stock

For each of the three (3) months during the fourth quarter of 2014, we repurchased the following shares of our common stock:

Month	Number of Shares

October 2014	0

November 2014	0

December 2014	11,495

As listed in the table above, in December 2014, the Chief Executive Officer and the President each exercised 19,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.3 million was paid by each of them tendering to the Company an aggregate of 9,576 shares of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 1,919 shares for payment of certain withholding taxes resulting from his option exercises.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2014	2013	2012	2011	2010
Income statement data:
Net sales	$499,261	$563,579	$654,117	$615,220	$460,411
Cost of sales	212,224	234,800	246,931	231,746	187,501
Selling, general and administrative expenses	233,634	250,025	325,799	315,698	216,474
Operating income	53,403	78,754	278,414	66,939	56,436
Income before taxes	56,715	80,646	274,765	67,393	53,840
Net income attributable to the noncontrolling interest	7,909	11,755	45,754	10,646	9,082

Net income attributable to Inter Parfums, Inc.	29,436	39,211	131,136	32,303	26,593

Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$0.95	$1.27	$4.29	$1.06	$.88
Diluted	$0.95	$1.27	$4.26	$1.05	$.87
Average common shares outstanding:
Basic	30,931	30,764	30,575	30,515	30,361
Diluted	31,060	30,954	30,716	30,678	30,482

Depreciation and amortization	$10,166	$11,110	$15,554	$13,073	$9,188

	As at December 31,
(In thousands except per share data)	2014	2013	2012	2011	2010
Balance sheet and other data:
Cash and cash equivalents	$90,138	$125,650	$307,335	$35,856	$37,548
Short-term investments	190,152	181,677	-0-	-0-	-0-
Working capital	382,935	399,344	366,680	205,730	183,594
Total assets	604,506	664,058	759,920	516,034	438,105
Short-term bank debt	298	6,104	27,776	11,826	5,250
Long-term debt (including current portion)	-0-	-0-	-0-	4,480	16,129
Inter Parfums, Inc. shareholders’ equity	382,065	407,211	381,476	252,674	234,976
Dividends declared per share	$0.48	$0.96	$0.32	$0.32	$0.26

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European-based operations and United States-based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext.

We produce and distribute our European-based prestige products primarily under license agreements with brand owners, and European-based prestige product sales represented approximately 79%, 82% and 87% of net sales for 2014, 2013 and 2012, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Burberry was our most significant license, and net sales of Burberry products represented 0%, 23% and 46% of net sales for the years ended December 31, 2014, 2013 and 2012, respectively. (See Note 2 “Termination of Burberry License” in notes to consolidated financial statements on page F-13 of this Form 10-K). In addition, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the year ended December 31, 2014, sales of product for these brands represented 18%, 22% and 16% of net sales, respectively.

Through our United States operations we market prestige brands as well as specialty retail fragrance and fragrance related products. United States operations represented 21%, 18% and 13% of net sales in 2014, 2013 and 2012, respectively. These fragrance products are sold or to be sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Gap, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality has been more evident in the past few years. We operate distribution subsidiaries in Italy, Germany, Spain, and the United States. In addition, our specialty retail product lines sold to U.S. retailers are also concentrated in the second half of the year.

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

During 2014, the economic and political uncertainty and financial market volatility taking place in certain European countries and the Middle East did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic, political and other uncertainties still exist in select markets in which we do business and we continue to monitor global economic and political uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because approximately 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

Abercrombie & Fitch and Hollister

In December 2014, the Company entered into a 7-year exclusive worldwide license to create, produce and distribute new perfumes and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company will distribute these fragrances internationally in specialty retailers, high-end department stores and duty free shops, and in the U.S., in duty free shops and potentially in Abercrombie & Fitch and Hollister retail stores. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. New men’s and women’s scents are planned for both Abercrombie & Fitch and Hollister for 2016.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, for U.S. distribution of our prestige products, we allow returns if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data, including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived intangible assets. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2014 assuming all other assumptions remained constant:

		Increase (decrease)
In millions	Change	to fair value

Weighted average cost of capital	+10%	$(1.0)
Weighted average cost of capital	-10%	$1.3
Future sales levels	+10%	$1.0
Future sales levels	-10%	$(1.0)

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

With respect to the application of ASC topic 350-30-35-8, the Lanvin brand names and trademarks would only have a finite life to our Company if the repurchase option were exercised, and in applying ASC topic 350-30-35-8, we assumed that the repurchase option is exercised. When exercised, Lanvin has an obligation to pay the exercise price and the Company would be required to convey the Lanvin brand names and trademarks back to Lanvin. The exercise price to be received (Residual Value) is well in excess of the carrying value of the Lanvin brand names and trademarks, therefore no amortization is required.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net income at that time. In addition, the Company follows the provisions of uncertain tax positions as addressed in ASC topic 740-10-65-1.

Quantitative Analysis

During the three-year period ended December 31, 2014, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2014, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.5 million and selling, general and administrative expenses would have changed by approximately $0.02 million. The collective impact of these changes on operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $0.5 million, $0.26 million and $0.01 million, respectively.

Results of Operations

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” on page v of this Form 10-K.

As a result of the termination of the Burberry license, after declining 14% in 2013, net sales in 2014 declined 11% to $499.3 million, as compared to $563.6 million in 2013. However, with respect to the Company’s ongoing brands (excluding Burberry brand sales), after increasing 23% in 2013, net sales in 2014 increased 15% to $499.3 million, as compared to $433.3 million in 2013.

Net Sales	Years ended December 31,
(in millions)	2014	% Change	2013	% Change	2012

European based ongoing brand product sales	$394.0	18%	$334.0	23%	$270.4
United States based product sales	105.3	6%	99.3	21%	82.3
Total ongoing brand net sales	499.3	15%	433.3	23%	352.7

Burberry brand net sales	—0—	n/a	130.3	n/a	301.4
Total net sales	$499.3	(11)%	$563.6	(14)%	$654.1

At comparable foreign currency exchange rates, ongoing brand net sales increased 16% in 2014, as there was no discernible effect of currency rates on net sales in 2013. The average U.S. dollar/euro exchange rates were 1.33 in both 2014 and 2013 and 1.28 in 2012.

Ongoing European-based prestige product sales increased 18% in 2014 to $394.0 million, as compared to 2013. New product launches were the primary catalyst for sales growth in 2014. Karl Lagerfeld’s signature scents for both men and women yielded $24.2 million in incremental sales in 2014. Steady gains from Legend fragrances along with the 2014 launch of Emblem, enabled Montblanc brand sales to continue to outperform expectations with sales reaching $110.8 million in 2014, up 33% as compared to 2013. Montblanc has now become our top selling brand. The successful summer launch of Jimmy Choo Man enabled Jimmy Choo brand sales to resume positive sales momentum resulting in 2014 brand sales of $78.5 million, up 8% as compared to 2013. Lanvin brand sales faced a difficult comparison against the launch of Lanvin Me in 2013; however, a strong performance by Eclat d’Arpège and the launch of Lanvin Me L’Eau resulted in brand sales increasing 5% to $90.3 million in 2014 as compared to 2013.

These 2014 results for ongoing European-based prestige product sales are even more gratifying as they come on the heels of a very strong 2013 where overall ongoing European-based prestige product sales increased 23% as compared to 2012. Sales of Montblanc Legend fragrances performed exceptionally well with brand sales increasing 40% in 2013. For Jimmy Choo, the introduction of its second fragrance line, Jimmy Choo Flash, contributed to the 41% increase in brand sales for 2013. With the continued growth of Eclat ď Arpège along with the launch of Lanvin Me and the steady performance of the Jeanne Lanvin line, Lanvin product sales increased 11% in 2013, as compared to 2012. In addition, the launches of the Repetto signature scent, along with Place Vendôme from Boucheron had exceeded our expectations and were meaningful contributors to the growth in sales of ongoing brands in 2013.

As expected, sales within our European operations have been affected as a result of the termination of the Burberry license. In addition, 2015 is expected to be a very challenging year from a currency perspective. As mentioned above, the average U.S. dollar/euro exchange rate for 2014 and 2013 was 1.33. However, first quarter 2015 exchange rates have averaged approximately 1.15 or 14% below that of 2014. This is expected to have a significant negative impact on 2015 reported sales. Despite the severe and anticipated continuing change in such currency exchange rates, we maintain confidence in our future as we have strengthened advertising and promotional investments supporting all portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. For 2015, we expect continued strong performances from the existing scents within our major European-based prestige brands. In addition, our plans in 2015 call for a number of new product launches including new scents for Montblanc, Jimmy Choo, Boucheron, Lanvin, Balmain and Van Cleef & Arpels. Lastly, the Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

United States prestige and specialty retail product sales increased 6% in 2014 to $105.3 million as compared to $99.3 million in 2013. Recently licensed prestige brands within our U.S.-based operations were the stars of 2014. Dunhill legacy scents added $16.2 million to 2014 sales, up 25% from $13.0 million in 2013. Sales of Oscar de la Renta legacy products began in 2014 and aggregated $15.8 million for the year. In addition, the spring launches, Fatale and Fatale Pink for Agent Provocateur, have been well received in international markets, generating $5.3 million in 2014 sales. Declines in our specialty retail and mass market product lines mitigated some of these gains. In addition, a difficult Asian market resulted in a 16% decline in Anna Sui brand sales aggregating $21.5 million in 2014, as compared to $25.8 million in 2013.

United States prestige brand and specialty retail products, sales increased 21% in 2013 and benefited from strong consumer demand and expanded retail distribution for Anna Sui fragrances. Initial sales of Anna Sui fragrances began in 2012 and gained further momentum following the launch of La Vie de Bohème in 2013. Anna Sui fragrance sales increased 29% to $25.8 million in 2013, as compared to $20.0 million in 2012. In April 2013, our U.S.-based operations took over the manufacture and distribution of legacy Dunhill fragrances, and brand sales aggregated $13.0 million, providing an incremental contribution to 2013 growth for our U.S. business.

Future growth within our United States-based operations is expected to come from our prestige fragrance licenses. We plan to grow our brands by launching new products and pursuing expanded distribution. In that regard, we began shipping our first all new Dunhill fragrance, Icon, in January 2015, which will be in selective distribution until spring 2015. We have also recently launched our inaugural fragrance collection for Shanghai Tang in certain duty free markets, which will be followed by a select international roll-out throughout 2015. In addition, our plans in 2015 call for a number of other product launches including new scents for Oscar de la Renta, Anna Sui and bebe. Finally, we will continue the development process for the new Abercrombie & Fitch and Hollister fragrance lines planned for international distribution in 2016.

Ongoing Brand Net Sales to Customers by Region

	Years ended December 31,
	2014	2013	2012
	(in millions)

North America	$134.6	$118.4	$96.0
Western Europe	130.9	114.4	90.6
Eastern Europe	47.0	46.3	38.0
Central and South America	49.2	33.2	29.4
Middle East	40.3	34.1	29.7
Asia	85.5	78.2	63.9
Other	11.8	8.7	5.1
	$499.3	$433.3	$352.7

In 2014, ongoing brand sales were ahead in all regions. Our three largest markets Western Europe, North America and Asia had sales growth of 14.4%, 13.6% and 9.2%, respectively. Eastern Europe, which has been a difficult market all year as a result of political and economic turmoil in the area, was up 1.4% in 2014. In 2013, ongoing brand sales were also ahead in all regions, and our three largest markets Western Europe, North America and Asia had sales growth of 26.3%, 23.3% and 22.5%, respectively.

Gross Margins

	Years ended December 31,
	2014	2013	2012
	(in millions)

Net sales	$499.3	$563.6	$654.1
Cost of sales	212.3	234.8	246.9
Gross margin	$287.0	$328.8	$407.2
Gross margin as a percent of net sales	57.5%	58.3%	62.2%

As a percentage of net sales, gross profit margins were 57.5%, 58.3%, and 62.2% in 2014, 2013 and 2012, respectively. For European operations, gross profit margin was 60%, 61% and 64% in 2014, 2013 and 2012, respectively. The gross margin decline in 2014 and 2013 was directly related to the resolution of the Burberry inventory and the termination of the Burberry license. Although reserves were established in 2012 and used in 2013 to cover losses on the disposition of inventory, the sale of certain inventory to Burberry at cost, resulted in a lower gross margin. In addition, the discontinuance of Burberry product sales, which were sold at higher margins than ongoing brand sales, had a negative effect on margins. For U.S. operations, gross profit margin was 48% in 2014 and 46% for both 2013 and 2012. Sales growth for our U.S. operations has primarily come from higher margin prestige product licenses while sales of lower margin specialty retail and mass market products have been in a decline.

We carefully watch movements in foreign currency exchange rates as approximately 40% of our European-based operations net sales are denominated in dollars, while our costs are incurred in euro. From a profit standpoint, a stronger U.S. dollar has a positive effect on our gross margin while a weak dollar has a negative effect. The average dollar/euro exchange rate was 1.33 in both 2014 and 2013. As such, there was no discernable effect on gross margin in 2014 from changes in currency exchange rates. However, first quarter 2015 dollar/euro exchange rates have averaged approximately 1.15 or 14% below that of 2014. Although this is expected to have a significant negative impact on 2015 reported sales, we expect to see an increase in our gross margin as over 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $24.4 million, $25.7 million and $46.5 million in 2014, 2013 and 2012, respectively, and represented 4.9%, 4.6% and 7.1% of net sales, respectively. The decline in 2014 and 2013 is the result of the discontinuance of Burberry product sales.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $5.2 million, $6.1 million and $8.4 million in 2014, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2014	2013	2012
	(in millions)

Selling, general & administrative expenses	$233.6	$250.0	$325.8
Selling, general & administrative expenses as a percent of net sales	47%	44%	50%

Selling, general and administrative expenses decreased 7% in 2014 as compared to 2013 and decreased 23% in 2013 as compared to 2012. As a percentage of sales, selling, general and administrative expenses were 47%, 44% and 50% in 2014, 2013 and 2012, respectively. For European operations, selling, general and administrative expenses decreased 9% in 2014, as compared to 2013 and represented 50% of sales in 2014 as compared to 47% in 2013. A significant portion of the expenses associated with the Burberry brand were variable in nature. However, with only limited reorganization measures employed, the Company is attempting to absorb its fixed costs through increased sales of other brands in our prestige fragrance portfolio as well as with the sale of products of recently licensed new brands. For U.S. operations, selling, general and administrative expenses increased 11% in 2014 and represented 36% of sales, as compared to 34% in 2013.

Promotion and advertising included in selling, general and administrative expenses aggregated $86.7 million, $94.0 million and $132.7 million in 2014, 2013 and 2012, respectively. Promotion and advertising as a percentage of sales represented 17.4%, 16.7% and 20.3% of net sales in 2014, 2013 and 2012, respectively. In 2013, pursuant to the requirements of the transition agreement with Burberry, advertising requirements were reduced. Almost all promotional spending in 2013 was for continuing brands and represented approximately 22% of continuing brand sales. As planned, we invested heavily in promotional spending in the latter part of 2013 to support new product launches and continued worldwide building of brand awareness of our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $35.6 million, $40.5 million and $58.8 million in 2014, 2013 and 2012, respectively. Royalty expense as a percentage of sales represented 7.1%, 7.2% and 9.0% of net sales in 2014, 2013 and 2012, respectively. Royalty expense in 2014 includes a $2.3 million increase to the estimated royalty liability due to Burberry. Without this adjustment, royalty expense would have represented 6.7% of net sales in 2014, with the decline directly related to the termination of the Burberry license. In addition, service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $11.1 million, $15.1 million and $26.3 million in 2014, 2013 and 2012, respectively. The declines in both 2014 and 2013 are directly related to the termination of the Burberry license and related discontinuation of our United Kingdom distribution subsidiary.

The impairment loss in 2012 related to our Nickel business. In December 2013, we sold our Nickel brand and trademarks for $3.5 million, which was approximately equal to the then current book value of the goodwill and trademark; therefore, there was no material gain or loss as a result of the sale.

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

The following analysis excludes the 2012 net gain on termination of license.

Income from operations decreased 32% to $53.4 million in 2014 as compared to 2013, and decreased 1% to $78.8 million in 2013 as compared to $79.6 million in 2012. Operating margins aggregated 10.7%, 14.0% and 12.2% for the years ended December 31, 2014, 2013 and 2012, respectively. Results for 2013 were influenced by an exceptional first quarter, whereby operating pursuant to the termination agreement with Burberry, profits were extraordinarily strong due to a substantial increase in sales, coupled with low promotional expenses. The remainder of the 2013 year was influenced by lower sales and profitability relating to the termination of the Burberry license. Lower gross margins were partially offset by lower promotional spending. In 2014, we experienced a slight decline in gross margin; however, and more importantly, we still need higher sales levels to appropriately leverage our selling, general and administrative expenses.

With only limited reorganization measures employed, the Company’s business model is expected to continue to demonstrate effectiveness. A significant portion of the expenses associated with the Burberry brand were variable in nature. The Company plans to continue to absorb substantially all of its fixed costs through increased sales of other brands in our prestige fragrance portfolio as well as with the sale of products of recently licensed new brands. Our goal is to reach an operating margin of at least 14% in the next several years.

Other Income and Expenses

Interest expense aggregated $1.5 million, $1.4 million and $1.7 million in 2014, 2013 and 2012, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $0.3 million, $6.1 million and $27.8 million as of December 31, 2014, 2013 and 2012, respectively. In October 2012, the Company entered into a one year, €20 million credit facility to finance payments required pursuant to the Karl Lagerfeld license. This credit facility was repaid in full in 2013 and we had no long-term debt as of December 31, 2014 and 2013.

Foreign currency gains or (losses) aggregated $0.9 million ($1.2) million and ($3.1) million in 2014, 2013 and 2012, respectively. We enter into foreign currency forward exchange contracts to manage exposure related to receivables denominated in a foreign currency as over 40% of net sales of our European operations are denominated in U.S. dollars. However, as coverage is never one hundred percent, gains and losses are incurred.

Interest income aggregated $3.9 million, $4.4 million and $1.1 million in 2014, 2013 and 2012, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit.

Income Taxes

Our effective income tax rate was 34.2%, 36.8% and 35.6% in 2014, 2013 and 2012, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. In 2013, the Company incurred a new tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. This tax aggregated approximately $0.8 million in 2014 and $1.6 million in 2013. Excluding this tax, our effective tax rate of European operations was 31.7%, 34.0% and 35.4% in 2014, 2013 and 2012, respectively. Profits in lower tax rate foreign jurisdictions are the primary factor in the continued decline in the effective tax rate of our European operations. In addition, changes in allocation percentages related to state and local taxes of our U.S. operations reduced our U.S. operations effective tax rate to 36.5% in 2014 as compared to 39.8% in 2013. We expect our effective tax rate to continue to decline as a result of our business interests in lower tax rate jurisdictions. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

See information regarding Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures”, on page v of this Form 10-K.

Net Income and Earnings per Share (as reported)

	Year ended December 31,
	2014	2013	2012
	(In thousands except share and per share data)

Net income attributable to European operations	$29,276	$44,147	$171,799
Net income attributable to United States operations	8,069	6,819	5,091
Net income	37,345	50,966	176,890
Less: Net income attributable to the noncontrolling interest	7,909	11,755	45,754
Net income attributable to Inter Parfums, Inc.	$29,436	$39,211	$131,136
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.95	$1.27	$4.29
Diluted	0.95	1.27	4.26
Weighted average number of shares outstanding:
Basic	30,931,308	30,763,955	30,574,772
Diluted	31,060,326	30,953,882	30,715,684

On an after tax basis (the tax rate of Interparfums SA was 36.1% in 2012) and after allocation to the noncontrolling interest (26.8%)of the after tax gain, the 2012 net gain on termination of license attributable to Inter Parfums, Inc. common shareholders aggregated $93.0 million. Therefore, had this transaction not occurred, net income and earnings per share in 2012 would have been as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands except share and per share data)

Net income attributable to European operations	$29,276	$44,147	$44,742
Net income attributable to United States operations	8,069	6,819	5,091
Net income	37,345	50,966	49,833
Less: Net income attributable to the noncontrolling interest	7,909	11,755	11,741
Net income attributable to Inter Parfums, Inc.	$29,436	$39,211	$38,092
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.95	$1.27	$1.25
Diluted	0.95	1.27	1.24

Excluding the 2012 net gain on termination of license, on a consolidated basis, and after its allocation to the noncontrolling interests on an after tax basis, net income was $37.3 million, $51.0 million and $49.8 million in 2014, 2013 and 2012, respectively. Net income attributable to European operations was $29.3 million, $44.1 million and $44.7 million in 2014, 2013 and 2012, respectively, while net income attributable to United States operations was $8.1 million, $6.8 million and $5.1 million in 2014, 2013 and 2012, respectively. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. In summary, for European operations in 2014, the absence of Burberry brand sales and related decline in gross margin as a percentage of sales were partially mitigated by the decline in Burberry related selling, general and administrative expenses. However, we need higher sales levels to appropriately leverage our selling, general and administrative expenses. For United States operations in 2014, higher gross margins combined with a lower effective tax rate mitigated an 11% increase in selling, general and administrative expenses resulting in net income growth.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 27.0%, 26.6% and 26.4% of European operations net income in 2014, 2013 and 2012, respectively. Net income attributable to Inter Parfums, Inc. aggregated $29.4 million, $39.2 million and $38.1 million in 2014, 2013 and 2012, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 5.9%, 7.0% and 5.8% in 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company’s financial position remains strong. At December 31, 2014, working capital aggregated $383 million and we had a working capital ratio of 4.7 to 1. Cash and cash equivalents and short-term investments aggregated $280 million most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $87 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its substantial resources to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $36.6 million, $49.2 million and $60.6 million in 2014, 2013 and 2012, respectively. In 2014, working capital items used $11 million in cash from operating activities, as compared to $18 million in 2013 and $72 million being provided by working capital items in 2012. The 2014 increase in accounts receivable is consistent with the 2014 increase in sales and the accounts receivable balances in 2014, 2013 and 2012 reflect favorable collection activity as day’s sales outstanding declined to 66 days in 2014 as compared to 73 days in 2013 and 90 days in 2012. Inventory day’s on hand has also shown improvement and aggregated 198 in 2014, down from 199 in 2013 and 225 in 2012. As noted above, in 2013, working capital items used $18 million in cash from operating activities. The primary factor contributing to this use is the payment of taxes relating to the gain on termination of license. The decline in accounts receivable, inventories and payables reflect the wind down associated with the termination of the Burberry license.

Cash flows used in investing activities reflect the purchase and sales of short-term investments by our European operations. These investments are primarily certificates of deposit with maturities greater than three months. At December 31, 2014, approximately $79 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Purchases of equipment and leasehold improvements aggregated $3.3 million, $5.0 million and $9.5 million in 2014, 2013 and 2012, respectively. In 2012, the amounts include the purchase of stands and counters for the Burberry cosmetic lines, some of which were sold for $2.8 million in 2013. Investing activities in 2012 reflect the proceeds from the termination of the Burberry license received in December 2012. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $3 to $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Payments for intangible assets aggregated $0.9 million, $7.8 million and $19.7 million in 2014, 2013 and 2012, respectively. When acquiring new licenses for brands that have current distribution, we may pay an entry fee in connection with securing the license rights.

In December 2013, the Company sold its Nickel brand and trademarks for $3.5 million, which was approximately equal to the then current book value of the goodwill and trademark; therefore, there was no material gain or loss as a result of the sale.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2014, cash generated by operations and a short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2015 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.0 million in credit lines provided by a consortium of international financial institutions. Short-term borrowings aggregated $0.3 million and $6.1 million as of December 31, 2014 and 2013, respectively. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary, Interparfums SA, pursuant to options exercised.

In January 2013, the Board of Directors authorized a 50% increase in the annual dividend to $0.48 per share. In November 2013, our Board of Directors authorized a special cash dividend of $0.48 per share, payable in one lump sum on December 16, 2013 to shareholders of record on December 2, 2013. In January 2014, the Board of Directors authorized the continuation of the $0.48 per share dividend for 2014 and in January 2015, the Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share. The next quarterly cash dividend of $0.13 per share is payable on April 15, 2015 to shareholders of record on March 31, 2015. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $19.5 million, $36.7 million and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cash dividends to be paid in 2015 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt
Capital Lease Obligations
Operating Leases	$34,901	$5,306	$10,410	$8,884	$10,301
Purchase obligations(1)	$984,309	$102,752	$210,181	$217,308	$454,068
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$1,019,210	$108,058	$220,591	$226,192	$464,369

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2014, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2014, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $14.8 million, GB £2.6 million and JPY ¥75.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2014

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$121,730	$118,192	$134,206	$125,133	$499,261
Gross margin	69,230	68,116	75,328	74,363	287,037
Net income	12,150	7,667	13,764	3,764	37,345
Net income attributable to Inter Parfums, Inc.	8,894	6,109	11,113	3,320	29,436
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.29	$0.20	$0.36	$0.11	$0.95
Diluted	$0.29	$0.20	$0.36	$0.11	$0.95
Average common shares outstanding:
Basic	30,900	30,938	30,941	30,945	30,931
Diluted	31,058	31,069	31,054	31,061	31,060

Quarterly Data (Unaudited)

For the Year Ended December 31, 2013

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$213,810	$117,485	$126,753	$105,531	$563,579
Gross margin	134,643	63,607	70,007	60,522	328,779
Net income (loss)	42,942	4,521	9,903	(6,400)	50,966
Net income (loss) attributable to Inter Parfums, Inc.	31,696	3,815	7,854	(4,154)	39,211
Net income (loss) attributable to Inter Parfums, Inc. per share:
Basic	$1.03	$0.12	$0.26	$(0.13)	$1.27
Diluted	$1.03	$0.12	$0.25	$(0.13)	$1.27
Average common shares outstanding:
Basic	30,687	30,748	30,796	30,826	30,764
Diluted	30,847	30,953	30,986	30,826	30,954

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent auditor, WeiserMazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Inter Parfums, Inc.

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2014 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, cash flows and Schedule II for the year ended December 31, 2014 and our report dated March 11, 2015 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 11, 2015

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
Francois Heilbronn	Director
Jean Levy	Director
Robert Bensoussan	Director
Patrick Choël	Director
Michel Dyens	Director
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Interparfums SA
Axel Marot	Director of Production & Logistics, Interparfums SA
Henry B. (“Andy”) Clarke	President of Inter Parfums USA, LLC

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 16 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2014 (including the last regular board meeting of 2014 held during January 2015), and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors.

On January 8, 2014, our company was advised that one of our directors, Serge Rosinoer, passed away, and on the same day we notified Nasdaq OMX of such event. Prior to the death of Mr. Rosinoer, we had nine (9) directors, with a majority of independent directors. In September 2015, Michel Dyens, an independent director, was elected to our board of directors by our stockholders at our 2014 annual meeting. As the result of the election of Mr. Dyens to the board, we again have a board with nine members and a majority of independent directors and are in compliance with the requirement to have a majority of independent directors as set forth in Nasdaq Rule 5605(b)(1)(A).

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

During 2014, our board of directors had the following standing committees:

•	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2014, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

The Company does not have an “audit committee financial expert” within the definition of the applicable Securities and Exchange Commission rules. First, finding qualified nominees to serve as a director of a public company without substantial financial resources has been challenging. Second, despite the applicable Securities and Exchange Commission rule which states that being named as the audit committee financial expert does not impose any greater duty, obligation or liability, our company has been met with resistance from both present and former directors to being named as such, primarily due to potential additional personal liability. However, as the result of the background, education and experience of the members of the Audit Committee, our board of directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee.

•	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2014, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

•	Nominating Committee – The members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 54, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994 he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997 he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 56, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 58, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 53 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 54, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Jean Levy

Jean Levy, age 82, a Director since August 1996, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. Due to Mr. Levy having over thirty years’ experience as an executive officer, including more than ten years as President and Chief Executive Officer of well-known cosmetic companies such as Cosmair and Sanofi Beaute (France), we believe he is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 57, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. Since 2008, Sirius has invested in UK shoe and clothing retailer LK Bennett, Italian sportswear retailer and wholesaler Jeckerson Spa and feelunique.com, Europe's largest online beauty retailer. Mr. Bensoussan served previously as Executive Chairman and CEO of LK Bennett and is now Non-Executive Chairman. He has also acted as the Non-Executive Chairman of Jerkerson Spa since May 2008 and of feelunique.com since December 2012. Mr. Bensoussan is a board member of lululemon athletica inc. He is also a member of three private Boards, including Men's retailer Celio International (Belgium), Zen Cars (Belgium), an electric car rental company, and Aurenis (France) a part-works publisher. Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer. We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 71, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he worked at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. We believe that Mr. Choël, who has previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, is qualified to serve as a member of our board of directors.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 55, became the Director of the Luxury and Fashion division of Interparfums SA in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Interparfums SA and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Interparfums SA from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 42, was the Supply Chain Manager when he joined Interparfums SA in 2003 and has been the Director of Operations for Interparfums SA since January 2005. Prior to joining Interparfums SA, Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 54, was appointed as President of Inter Parfums USA, LLC in 2009, which presently encompasses fragrance and personal care products for brands such as Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Gap, Hollister, Oscar de la Renta and Shanghai Tang. Mr. Clarke has been employed by our company since 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments to such forms furnished to us, and written representations from various reporting persons furnished to us, except as set forth below, we are not aware of any reporting person who has failed to file the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 on a timely basis. Andy Clarke, the President of Inter Parfums USA, LLC, filed one Form 4 one day late reporting an option exercise and sale of the underlying shares.

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

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2014 overwhelmingly approved the compensation policies and decisions of the compensation committee. As such vote validated the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn has permitted our company to weather economic and political turmoil in certain parts of the world and keep our company on track for continued growth in sales and profitability, which management believes will result in a substantial increase in value to our shareholders.

Elements of Compensation

General

The compensation of our executive officers is generally comprised of base salaries, including a fee paid to the holding companies of each of Messrs. Madar and Benacin for services rendered outside the United States, annual cash bonuses and long-term equity incentive awards. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, other compensation awards or arrangements and overall company performance. The compensation committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from the Chief Executive Officer of our company and the Chief Executive Officer of Interparfums SA, as well as information regarding compensation levels at competitors in our industry.

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

For executive officers of United States operations, the bulk of their annual compensation is in base salary including a fee paid to the holding company for Mr. Madar for services rendered outside the United States. However, for executive officers of European operations base salary comprises a smaller percentage of overall compensation. We have paid a lower percentage of overall compensation in the form of base salary to executive officers of European operations for several years, principally because European operations historically have had higher profitability than United States operations, and European operations are run differently from United States operations by the Chief Executive Officer of European operations, Mr. Benacin. As the result of this historically higher profitability, European operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is and has historically been discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Finally, by keeping annual bonus compensation at a higher percentage of overall compensation and base salary at a lower percentage, our company benefits because the base amount for annual salary adjustments would be smaller.

For 2014, each of Mr. Philippe Santi, the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Director of the Luxury and Fashion division, had their based salaries increased to €294,000, an increase of 2.9% from €285,600 in 2013. These increases in base salary for 2014 were in line with the base salary increases of 2.6% from €278,400 in 2012. The Compensation Committee considered the recommendations of Mr. Benacin, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

With regard to Mr. Benacin, his base salary remained constant for 2012 and 2013, at €391,200 per year in view of the uncertainty of the status of the Burberry license at the end of 2011 and the beginning of 2012. Mr. Benacin believed it to be prudent to recommend only a limited base salary increase for Messrs. Santi and Garcia-Pelayo and not to increase his base salary. The compensation committee agreed with Mr. Benacin’s assessment of the uncertain business prospects of Interparfums SA and his proposed disposition relating to base salary for Interparfums SA executive officers.

For 2014, in addition to his base salary which was increased from €391,200 to €414,000, a 5.8% increase, Mr. Benacin’s personal holding company, received $250,000 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations, in his capacity as President of our company. Payment is being made by the Company’s United States operations. We have entered into a consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

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

For 2014, Andy Clarke, the President of Inter Parfums USA, LLC, the largest subsidiary of the United States operations, received a modest $10,000 increase (3.125%) in base salary, after not having his base salary increased from the $320,000 he received in 2013 and 2012. Beginning in 2012, in lieu of a base salary increase, Mr. Clarke was awarded a commission on certain new sales that he was instrumental in bringing to our company. For 2014, 2013 and 2012, Mr. Clarke received commissions of $217,232, $306,200 and $248,224, respectively. For a detailed discussion of Mr. Clarke’s commission structure for 2014, 2013 and 2012, please see “Bonus Compensation/Annual Incentives”. The Compensation Committee considered Mr. Clarke’s contribution to sales growth as well as the integration of several new licensed brands into our company’s United States operations as the basis for increasing his base salary.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, received a base salary of $540,000, $510,000 and $480,000 in 2014, 2013 and 2012, respectively. This represents salary increases $30,000 in each of 2014 and 2013 and a $23,000 in 2012. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increase: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Including $250,000 received by Mr. Madar’s personal holding company in 2014 and 2013 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer, Mr. Madar’s base salary aggregated $630,000 in 2014 and 2013 and aggregated $380,000 in 2012. Through 2012, Mr. Madar had not taken a salary increase since 2009 as profitability within the US operations was minimal and he shared the view of Mr. Benacin of the uncertainty as to the status of the Burberry license at that time, Therefore, Mr. Madar determined not to recommend any increase in his base salary to the compensation committee. In 2013, with the Burberry issue behind us and growing profitability of US operations, Mr. Madar was granted a base salary increase of $250,000 paid to his personal holding company for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. We have entered into a consulting agreement with Mr. Madar’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company. For 2014, the base salary of Mr. Madar including the consulting fee paid to his personal holding company did not increase from that of 2013. In determining Mr. Madar’s base salary including the consulting fee for 2014, the Committee took into account Mr. Madar’s leadership of our company in general, the increasing profitability of United States operations over the past several years, and his services in assisting United States operations in obtaining new licensing opportunities.

Bonus Compensation/Annual Incentives

We have paid a higher percentage of overall compensation in the form of bonus compensation to executive officers of European operations for several years, principally because European operations historically have had higher profitability than United States operations. As the result of this historically higher profitability, European operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary.

For 2014, Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of bonus compensation of €86,000 to Mr. Benacin (approximately 21% of base salary), and €273,000 (approximately 93% of base salary) to each of Messrs. Santi and Garcia- Pelayo. In addition to individual performance, level of responsibility, skill and experience, another salient factor considered by the Compensation Committee was the 19% increase in sales of continuing brands of European operations. This bonus compensation was in line with 2013 bonus compensation to Mr. Benacin (approximately 20% of base salary) and to Messrs. Santi and Garcia of €268,000 (approximately 96% of base salary).

It should be noted that Mr. Benacin had recommended that his bonus compensation for 2013 be reduced to €78,000 (approximately 20% of base salary) from €254,500 which he received for 2012 (approximately 65% of base salary), in order to offset in large part the $250,000 in consulting fees to his personal holding company for 2014, as discussed above. The difference in the bonus compensation from 2013 to 2012, €176,500, approximated $240,000 at then current exchange rates. The Compensation Committee approved the bonus compensation in tandem with the consulting agreement based upon services Mr. Benacin rendered to United States operations for several years in connection with licensing and distribution of international brands without any cash compensation from United States operations, future international services to be performed by Mr. Benacin relating to licensing and distribution of international brands for United States operations, as well as three years without any increase in his base salary. The Compensation Committee also understands that both Mr. Benacin and the Corporation will benefit from lower tax rates by having compensation taken in this form.

For 2012, Mr. Benacin, the chief decision maker for European operations, proposed and the committee concurred in the payment of bonus compensation of € 254,500 to Mr. Benacin (approximately 65% of base salary), and €258,000 (approximately 93% of base salary) to each of Messrs. Santi and Garcia- Pelayo. Such bonus compensation exceeded prior bonus compensation as a percentage of base salary, and was given in recognition of the services performed in connection with the resolution of the disposition of the Burberry license in late 2012, as well as the record year for sales and earnings of European operations.

A different approach is taken for United States operations as that segment is smaller and less profitable. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for 2014, Mr. Greenberg received a discretionary cash bonus of $50,000, which was the same amount he received in 2013 and 2012. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

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

For 2013, no changes were made to the commission structure for Mr. Clarke. Actual net sales for both the Anna Sui brand and secondary market product sales aggregated approximately $38.3 million, and therefore, based upon the commission rate discussed above, Mr. Clarke received a commission of $306,200 for 2013. Due to decreased sales of the Anna Sui brand in 2014, Mr. Clarke received a commission of $217,232. In order to partially offset the loss of commission income and in recognition of the services performed by Mr. Clarke in the development and integration of newly licensed brands, Agent Provocateur, Shanghai Tang and Oscar de la Renta, as well as the acquisition of the new license for the Abercrombie & Fitch and Hollister brands in December 2014, the Chief Executive Officer recommended and the compensation committee approved a $50,000 discretionary bonus for Mr. Clarke. For 2013 and 2012, Mr. Clarke did not receive a discretionary cash bonus.

Mr. Madar, the Chief Executive Officer did not receive any cash bonus in 2014, 2013 and 2012.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €25,000, or approximately $28,750.

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

For executive officers of United States operations and European operations, we typically grant nonqualified stock options with a term of 6 years that vest ratably over a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, option grants to purchase shares of our majority-owned, French subsidiary, Interparfums SA have a term of 6 years and vest 4 years after the date of grant. However, no options were granted by Interparfums SA to any executive officers during 2014, 2013 or 2012.

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

Over the past several years, as our company has grown and the market price of our common stock has increased, Messrs. Madar and Benacin have realized substantial compensation as the result of the exercise of their options. As the two executives most responsible for continued growth and success of our company, the compensation committee believes the granting of options is an appropriate tool to tie a substantial portion of their compensation to the success of our company and is completely warranted.

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

In December for each of the years 2012-2014, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December for each of the years 2012-2014, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, at the fair market value on the date of grant. The Compensation Committee determined that the option grants for Messrs. Madar, Benacin and Greenberg, which have remained the same for years 2012-2014, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officers at the same level for 2014.

Upon recommendation of both Messrs. Madar and Benacin, in December 2014 and January 2015, the compensation committee authorized the grants of options to purchase a total of 6,000 shares to Messrs. Santi and Garcia-Pelayo, which was increased from the December 2013 option grants to purchase a total of 5,000 shares. The December 2013 grants were the same amounts as the aggregate amount granted in December 2012 and January 2013 to Messrs. Santi and Garcia-Pelayo. The grants in December 2014 and January 2015 represented additional compensation for their contribution to our company’s results in 2014.

Stock Appreciation Rights

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

Restricted Stock

We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy.

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of the company. For 2014, Mr. Benacin received an automobile allowance of €10,800, which is the same amount paid in 2013-2010. Also, Mr. Garcia- Pelayo, Director Export Sales of Interparfums SA, also receives an automobile allowance of €6,800 per year.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2014 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the 3 most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2014	630,000	-0-	-0-	140,220	-0-	-0-	-0-	770,220
Chairman and	2013	630,000	-0-	-0-	178,790	-0-	-0-	-0-	808,790
Chief Executive Officer	2012	380,000	-0-	-0-	106,000	-0-	-0-	-0-	486,000

Russell Greenberg,	2014	540,000	50,000	-0-	184,500	-0-	-0-	-0-	774,500
Chief Financial Officer and	2013	510,000	50,000	-0-	235,250	-0-	-0-	-0-	795,250
Executive Vice President	2012	480,000	50,000	-0-	139,000	-0-	-0-	-0-	669,000

Philippe Benacin, President Inter	2014	799,833	114,217	-0-	140,220	-0-	18,461	13,343	1,086,074
Parfums, Inc., Chief Executive	2013	518,966	103,475	-0-	178,790	-0-	12,000	14,327	827,558
Officer of Interparfums SA	2012	502,457	326,880	-0-	106,000	-0-	11,213	13,872	960,422

Philippe Santi, Executive Vice	2014	390,461	362,571	-0-	36,900	-0-	18,461	-0-	808,393
President and Chief Financial	2013	378,877	355,529	-0-	65,870	33,292	12,000	-0-	844,568
Officer, Interparfums SA	2012	357,577	331,375	-0-	17,000	32,233	11,213	-0-	749,398

Frédéric Garcia-Pelayo,	2014	390,461	362,571	-0-	36,900	-0-	18,461	9,031	817,424
Director Export Sales,	2013	378,877	355,529	-0-	65,870	33,292	12,000	9,021	854,589
Interparfums SA	2012	357,577	331,375	-0-	17,000	32,233	11,213	8,734	758,132

1 Amounts reflected under Option Awards represent the grant date fair values in 2014, 2013 and 2012 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 11 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 25,000 euro, or approximately $28,750.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2014, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	14,343	-0-	14,343

Philippe Santi, Executive Vice President and Director General Delegue, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Director Export Sales, Interparfums SA	-0-	9,031	-0-	9,031

Ratio of CEO’s Compensation to Median Compensation of All Employees (Excluding CEO Compensation)

We have determined that for 2014, the median total compensation for all of our employees, but excluding the compensation of our Chief Executive Officer, was $117,347. The total compensation for our Chief Executive Officer for 2014 as set forth in the Summary Compensation above was $770,220. Therefore, for 2014 the ratio of the total compensation for our Chief Executive Officer as compared to the median total compensation to all of our employees excluding the compensation of our Chief Executive Officer is 6.6:1.

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year (and grants made in January 2015).

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Closing Price
Jean Madar	12/31/14	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	27.795	27.45
Russell Greenberg	12/31/14	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	27.795	27.45
Philippe Benacin	12/31/14	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	27.795	27.45
Philippe Santi	12/31/14	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	27.795	27.45
Philippe Santi	1/28/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,000	25.82	25.79
Frédéric Garcia-Pelayo	12/31/14	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	27.795	27.45
Frédéric Garcia-Pelayo	1/28/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,000	25.82	25.79

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

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 25,000 euros, or approximately $28,750.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our company held by the executive officers listed in the Summary Compensation Table as of January 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	19,000	-0-	-0-	12.14	12/30/15
	15,200	3,800	-0-	19.025	12/30/16
	11,400	7,600	-0-	15.59	12/29/17
	7,600	11,400	-0-	19.325	12/30/18
	3,800	15,200	-0-	35.75	12/30/19
	-0-	19,000	-0-	27.795	12/30/20

Russell Greenberg	5,000	-0-	-0-	12.14	12/30/15
	20.000	5,000	-0-	19.025	12/30/16
	15,000	10,000	-0-	15.59	12/29/17
	10,000	15,000	-0-	19.325	12/30/18
	5,000	20,000	-0-	35.75	12/30/19
	-0-	25,000	-0-	27.795	12/30/20

Philippe Benacin	19,000	-0-	-0-	12.14	12/30/15
	15,200	3,800	-0-	19.025	12/30/16
	11,400	7,600	-0-	15.59	12/29/17
	7,600	11,400	-0-	19.325	12/30/18
	3,800	15,200	-0-	35.75	12/30/19
	-0-	19,000	-0-	27.795	12/30/20

Philippe Santi	-0-	600	-0-	15.62	3/28/16
	600	600	-0-	19.025	12/30/16
	600	1,200	-0-	15.59	12/29/17
	600	1,800	-0-	19.325	12/30/18
	800	1,200	-0-	22.195	1/30/19
	1,000	4,000	-0-	35.75	12/30/19
	-0-	5,000	-0-	27.795	12/30/20
	-0-	1,000	-0-	25.821	1/27/2021

Frédéric Garcia-Pelayo	-0-	600	-0-	15.62	3/28/16
	600	600	-0-	19.025	12/30/16
	600	1,200	-0-	15.59	12/29/17
	600	1,800	-0-	19.325	12/30/18
	800	1,200	-0-	22.195	1/30/19
	1,000	4,000	-0-	35.75	12/30/19
	-0-	5,000	-0-	27.795	12/30/20
	-0-	1,000	-0-	25.821	1/27/2021

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	7,542	-0-	10.00	12/16/15
	11,181	-0-	14.30	10/07/16

Russell Greenberg	2,397	-0-	14.30	10/07/16

Philippe Benacin	11,181	-0-	14.30	10/07/16

Philippe Santi	11,181	-0-	14.30	10/07/16

Frédéric Garcia-Pelayo	11,181	-0-	14.30	10/07/16

[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.

2 As of December 31, 2014, the closing price of Interparfums SA as reported by Euronext was 22.45 euro, and the exchange rate was 1.2101 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	32,875	665,353	-0-	-0-

Russell Greenberg	18,000	429,087	-0-	-0-

Philippe Benacin	32,875	665,353	-0-	-0-

Philippe Santi	6,000	115,408	-0-	-0-

Frédéric Garcia-Pelayo	6,000	114,047	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.
75

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

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (euro)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	3,000	36,000	-0-	-0-

Philippe Benacin	-0-	-0-	-0-	-0-

Russell Greenberg	1,758	21,096	-0-	-0-

Philippe Santi	8,785	105,420	-0-	-0-

Frédéric Garcia-Pelayo	8,785	105,420	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits in connection with retirement plans during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	221,100	21,900
Philippe Santi	Inter Parfums SA Pension Plan	NA	262,200	21,900
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	215,100	21,900

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

- a 4% average annual salary increase;

- an annual rate of turnover for all employees under 55 years of age and nil above;

- the TH 00-02 mortality table for men and the TF 00-02 mortality table for women;

- a discount rate of 2.0%.

The normal retirement age is 65 years, but employees, including Messrs. Benacin, Santi and Garcia-Pelayo, can collect reduced benefits if they retire at age 60.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2015, Mr. Benacin presently receives an annual salary of €420,000 (approximately $483,000), and automobile expenses of €10,800 (approximately $12,420), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we enter into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2014, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2015.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2014, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. This consulting agreement has been renewed at $250,000 for 2015.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	16,000	-0-	8,370	-0-	-0-	14,135	38,505
Jean Levy[2]	14,000	-0-	8,370	-0-	-0-	-0-	22,370
Robert Bensoussan[3]	12,000	-0-	8,370	-0-	-0-	7,068	27,438
Patrick Choël[4]	18,000	-0-	4,185	-0-	-0-	9,512	31,697
Michel Dyens[5]	6,000	-0-	17,300	-0-	-0-	-0-	23,300

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 3,500 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 3,500 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 3,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 2,250 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 2,000 shares of our common stock.

For 2014, all nonemployee directors received $4,000 for each board meeting at which they participate in person, and $2,000 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000.

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

On September 8, 2014, an option to purchase 2,000 shares at the exercise price of $29.355 was granted to Michel Dyens upon his election to our board of directors in accordance with the provisions of our 2004 plan. On February 1, 2015, options to purchase 1,000 shares were granted to each of Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres and Patrick Choël, all at the exercise price of $25.285 per share under the 2004 plan. All of such options were granted at the fair market value and vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of March 9, 2015, we had 30,978,603 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,129,892	[2]	23.0%

Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,926,394	[3]	22.4%

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

2Consists of 40,551 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 57,000 shares.

3Consists of 37,542 shares held directly, 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 57,000 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	55,000	[4]	Less than 1%

Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	4,200	[5]	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	30,688	[6]	Less than 1%

Jean Levy 17, rue Margueritte 75017 Paris, France	3,750	[7]	Less than 1%

Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	9,000	[8]	Less than 1%

Patrick Choël 140 Rue de Grenelle 75007, Paris, France	9,875	[9]	Less than 1%

Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	-0-		NA

Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	3,600	[10]	Less than 1%

Axel Marot Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	-0-		NA

4 Consists of shares of common stock underlying options.

5 Consists of shares of common stock underlying options.

6 Consists of 28,563 shares held directly and options to purchase 2,125 shares.

7 Consists of 2,000 shares held directly and options to purchase 1,750 shares.

8 Consists of 7,500 shares held directly and options to purchase 1,500 shares.

9 Consists of 8,875 shares held directly and options to purchase 1,000 shares.

10 Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	24,125	[11]	Less than 1%

NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067[12]	1,597,146		5.2%

All Directors and Officers (As a Group 12 Persons)	14,210,736	[13]	45.6%

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	639,495	23.19	328,535
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	639,495	23.19	328,535

11 Consists of 1,625 shares held directly and options to purchase 22,500 shares.

12 Information based upon Schedule 13G of NWQ Investment Management Company, LLC dated January 30, 2015 as filed with the Securities and Exchange Commission.

13 Consists of 14,005,061 shares held directly or indirectly, and options to purchase 205,675shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our former Burberry license and our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2014, 2013 and 2012 fees for such services were $138,438, $158,750 and $337,438, respectively. In January 2012, Inter Parfums USA, LLC, a United States subsidiary, signed a five year license agreement with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry. In 2014, 2013 and 2012, Inter Parfums USA, LLC, a United States subsidiary, paid Interparfums Singapore Pte., Ltd., a subsidiary of Interparfums SA, approximately $78,952, $114,000 and $110,000, respectively as reimbursement for expenses for employees and use of their offices by Inter Parfums USA, LLC, including a reasonable allocation of overhead. We estimate that future payments under this arrangement will be approximately $150,000 per year.

Option Exercise with Tender of Previously Owned Shares

The Chief Executive Officer and the President each exercised 32,875, 28,500 and 60,000 outstanding stock options of the Company’s common stock in 2014, 2013 and 2012, respectively. The aggregate exercise prices of $0.6 million in 2014, $0.7 million in 2013 and $1.6 million in 2012 were paid by them tendering to the Company in 2014, 2013 and 2012, an aggregate of 19,656, 18,880 and 82,322 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2014, 2013 and 2012 an additional 3,112, 2,573 and 4,710 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Consulting Agreements

In 2014, we enter into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2014, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations, in his capacity as President. This consulting agreement has been renewed at $250,000 for 2015.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. In 2014 and 2013, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. This consulting agreement has been renewed at $250,000 for 2015.

Distribution and Support Arrangements with Clarins

During 2010, we formed Interparfums Luxury Brands, Inc., a Delaware corporation and subsidiary of our majority-owned French subsidiary Interparfums SA, for distribution of prestige brands in the United States. Interparfums Luxury Brands has also entered into an agreement with Clarins Fragrance Group US (a Division of Clarins Group) effective January 1, 2011, to share and manage an expanded sales force. Logistical and administrative support is provided by Clarins Group USA from its Park Avenue offices in New York and its warehouse in Orangeburg, New York. In addition, in 2011, our Spanish distribution subsidiary also entered into a similar service agreement with a Clarins subsidiary relating to distribution of prestige fragrances in Spain. In November 2013, Interparfums Luxury Brands and Clarins U.S.A., Inc. entered into an Extension Agreement, which extended the terms of the Clarins U.S. Services Agreement until June 30, 2015 on the same terms and conditions (the “Clarins Extension Agreement”). Mr. Serge Rosinoer, a former director of our Company who passed away in January 2014, was the Vice Chairman of the Supervisory Board of Clarins SA, the parent company of both the Clarins Fragrance Group US and the Clarins subsidiary.

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

Michel Dyens

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

On January 8, 2014 our company was advised that one of our directors, Serge Rosinoer, passed away, and on the same day we notified Nasdaq OMX of such event. Prior to the death of Mr. Rosinoer, we had nine (9) directors, with a majority of independent directors. In September 2015, Michel Dyens, an independent director, was elected to our board of directors by our stockholders at our 2014 annual meeting. As the result of the election of Mr. Dyens to the board, we again have a board with nine members and a majority of independent directors and are in compliance with the requirement to have a majority of independent directors as set forth in Nasdaq Rule 5605(b)(1)(A).

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by WeiserMazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2014 and December 31, 2013.

Audit Fees

During 2014, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $0.9 million. During 2013, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.0 million.

Audit-Related Fees

WeiserMazars LLP did not bill us for any audit-related services during 2014 or 2013.

Tax Fees

WeiserMazars LLP did not bill us for tax services during 2014 or 2013.

All Other Fees

WeiserMazars LLP did not bill us for any other services during 2014 or 2013.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2014, the audit committee authorized the following non-audit services to be performed by WeiserMazars LLP.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2014.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2014. If we require further tax services from WeiserMazars LLP, then the approval of the audit committee must be obtained.

•	If we require other services by WeiserMazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that WeiserMazars LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2015, the audit committee authorized the same non-audit services to be performed by WeiserMazars LLP during 2014 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2014. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ WeiserMazars LLP

New York, New York

March 11, 2015

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands except share and per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$90,138	$125,650
Short-term investments	190,152	181,677
Accounts receivable, net	90,124	79,932
Inventories	102,326	117,347
Receivables, other	1,542	2,418
Other current assets	4,504	4,775
Income taxes receivable	929	6,435
Deferred tax assets	6,848	7,257
Total current assets	486,563	525,491
Equipment and leasehold improvements, net	9,187	10,444
Trademarks, licenses and other intangible assets, net	98,531	116,243
Other assets	10,225	11,880
Total assets	$604,506	$664,058

Liabilities and Equity
Current liabilities:
Loans payable – banks	$298	$6,104
Accounts payable - trade	46,646	56,736
Accrued expenses	49,194	58,333
Income taxes payable	3,773	1,270
Dividends payable	3,717	3,704
Total current liabilities	103,628	126,147
Deferred tax liability	2,154	2,555
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 30,977,293 and 30,863,421 shares at December 31, 2014 and 2013, respectively	31	31
Additional paid-in capital	60,200	57,877
Retained earnings	374,121	359,459
Accumulated other comprehensive income (loss)	(15,823)	25,860
Treasury stock, at cost, 9,987,995 and 9,940,977 common shares at December 31, 2014 and 2013	(36,464)	(36,016)
Total Inter Parfums, Inc. shareholders’ equity	382,065	407,211
Noncontrolling interest	116,659	128,145
Total equity	498,724	535,356
Total liabilities and equity	$604,506	$664,058

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Income Years ended December 31, 2014, 2013, and 2012 (In thousands except share and per share data)

	2014	2013	2012

Net sales	$499,261	$563,579	$654,117
Cost of sales	212,224	234,800	246,931
Gross margin	287,037	328,779	407,186

Selling, general, and administrative expenses	233,634	250,025	325,799
Gain on termination of license	—	—	(198,838)
Impairment of goodwill	—	—	1,811
Total operating expenses	233,634	250,025	128,772
Income from operations	53,403	78,754	278,414
Other expenses (income):
Interest expense	1,478	1,380	1,654
(Gain) loss on foreign currency	(902)	1,168	3,128
Interest and dividend income	(3,888)	(4,440)	(1,133)
	(3,312)	(1,892)	3,649

Income before income taxes	56,715	80,646	274,765
Income taxes	19,370	29,680	97,875
Net income	37,345	50,966	176,890
Less: Net income attributable to the noncontrolling interest	7,909	11,755	45,754
Net income attributable to Inter Parfums, Inc.	$29,436	$39,211	$131,136
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.95	$1.27	$4.29
Diluted	0.95	1.27	4.26
Weighted average number of shares outstanding:
Basic	30,931,308	30,763,955	30,574,772
Diluted	31,060,326	30,953,882	30,715,684

Dividends declared per share	$0.48	$0.96	$0.32

See accompanying notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2014, 2013, and 2012

(In thousands except share and per share data)

	2014	2013	2012

Net income	$37,345	$50,966	$176,890

Other comprehensive income (loss):
Net derivative instrument gain, net of tax	—	—	22
Transfer from OCI into earnings	—	(327)	—
Translation adjustments, net of tax	(57,806)	19,027	6,419
	(57,806)	18,700	6,441
Comprehensive income (loss)	(20,461)	69,666	183,331

Comprehensive income (loss) attributable to noncontrolling interests:
Net income	7,909	11,755	45,754
Net derivative instrument gain, net of tax	—	—	6
Transfer from OCI into earnings	—	(87)	—
Translation adjustments, net of tax	(16,123)	5,425	1,684
	(8,214)	17,093	47,444
Comprehensive income (loss) attributable to Inter Parfums Inc.:	$(12,247)	$52,573	$135,887

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2014, 2013, and 2012 (In thousands except share and per share data)

	2014	2013	2012

Common stock, beginning and end of period	$31	$31	$31

Additional paid-in capital, beginning of period	57,877	54,679	50,883
Shares issued upon exercise of stock options	1,981	2,882	2,568
Sale of subsidiary shares to noncontrolling interests	(335)	(173)	737
Stock compensation	677	489	491
Additional paid-in capital, end of period	60,200	57,877	54,679

Retained earnings, beginning of period	359,459	349,672	228,164
Net income	29,436	39,211	131,136
Dividends	(14,855)	(29,582)	(9,789)
Stock compensation	81	158	161
Retained earnings, end of period	374,121	359,459	349,672

Accumulated other comprehensive income, beginning of period	25,860	12,498	7,747
Foreign currency translation adjustment	(41,683)	13,602	4,735
Transfer from OCI into earnings	—	(240)	—
Net derivative instrument gain, net of tax	—	—	16
Accumulated other comprehensive income (loss), end of period	(15,823)	25,860	12,498

Treasury stock, beginning of period	(36,016)	(35,404)	(34,151)
Shares issued upon exercise of stock options	219	203	409
Shares received as proceeds of option exercises	(667)	(815)	(1,662)
Treasury stock, end of period	(36,464)	(36,016)	(35,404)

Noncontrolling interest, beginning of period	128,145	118,505	71,676
Net income	7,909	11,755	45,754
Foreign currency translation adjustment	(16,123)	5,425	1,684
Net derivative instrument gain, net of tax	—	—	6
Transfer from OCI into earnings	—	(87)	—
Sale of subsidiary shares to noncontrolling interest	1,365	830	2,659
Dividends	(4,667)	(8,341)	(3,333)
Stock-based compensation	30	58	59
Noncontrolling interest, end of period	116,659	128,145	118,505

Total equity	$498,724	$535,356	$499,981

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2014, 2013, and 2012 (In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$37,345	$50,966	$176,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,166	11,110	15,554
Impairment of goodwill	—	—	1,811
Provision for doubtful accounts	412	574	914
Noncash stock compensation	856	838	832
Gain on termination of license	—	—	(198,838)
Excess tax benefits from stock-based compensation arrangements	(670)	(700)	(100)
Deferred tax expense (benefit)	(557)	4,844	(7,903)
Change in fair value of derivatives	—	—	(68)
Changes in:
Accounts receivable	(19,607)	71,776	27,302
Inventories	4,344	29,240	13,568
Other assets	780	426	(9,611)
Accounts payable and accrued expenses	(4,996)	(33,156)	(40,773)
Income taxes, net	8,540	(86,724)	81,063
Net cash provided by operating activities	36,613	49,194	60,641
Cash flows from investing activities:
Purchases of short-term investments	(245,810)	(381,843)	—
Proceeds from sale of short-term investments	212,762	207,082	—
Proceeds from termination of license, net of transaction fees and other settlements	—	—	235,650
Purchase of equipment and leasehold improvements	(3,302)	(5,015)	(9,474)
Payment for intangible assets acquired	(922)	(7,769)	(19,717)
Proceeds from sale of equipment	—	2,801	—
Proceeds from sale of trademark	—	3,481	—
Net cash provided by (used in) investing activities	(37,272)	(181,263)	206,459
Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks	(5,765)	(21,835)	15,300
Repayment of long-term debt	—	—	(4,379)
Purchase of treasury stock	(90)	(98)	(90)
Proceeds from exercise of options	953	1,668	1,305
Excess tax benefits from stock-based compensation arrangements	670	700	100
Proceeds from sale of stock of subsidiary	1,030	657	3,396
Dividends paid	(14,841)	(28,331)	(9,780)
Dividends paid to noncontrolling interests	(4,667)	(8,341)	(3,333)
Net cash provided by (used in) financing activities	(22,710)	(55,580)	2,519
Effect of exchange rate changes on cash	(12,143)	5,964	1,860
Net increase (decrease) in cash and cash equivalents	(35,512)	(181,685)	271,479
Cash and cash equivalents – beginning of year	125,650	307,335	35,856
Cash and cash equivalents – end of year	$90,138	$125,650	$307,335
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,508	$1,524	$1,799
Income taxes	10,430	104,992	20,584

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. Burberry was our most significant license and net sales of Burberry products represented 0%, 23% and 46% of net sales in 2014, 2013 and 2012, respectively (see Note (2) “Termination of Burberry License”). In addition, the Company owns the Lanvin brand name for its class of trade, and licenses the Montblanc and Jimmy Choo brand names among others. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2014	2013	2012
Montblanc	22%	15%	9%
Lanvin	18%	15%	12%
Jimmy Choo	16%	13%	8%

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

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible, which aggregated $6.9 million and $6.4 million as of December 31, 2014 and 2013, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, components, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers. Overhead included in inventory aggregated $3.3 million, $3.6 million and $4.0 million as of December 31, 2014, 2013 and 2012, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $6.0 million and $6.8 million as of December 31, 2014 and 2013, respectively.

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

December 31, 2014, 2013 and 2012

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

No one customer represented 10% or more of net sales in 2014, 2013 or 2012.

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty retailers, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $5.2 million, $6.1 million and $8.4 million in 2014, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $86.7 million, $94.0 million and $132.7 million for 2014, 2013 and 2012, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $24.4 million, $25.7 million and $46.5 million in 2014, 2013 and 2012, respectively. Accrued expenses include approximately $16.5 million and $22.4 million in advertising liabilities as of December 31, 2014 and 2013, respectively.

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

December 31, 2014, 2013 and 2012

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

Loss Contingency

The Company has accrued a loss contingency based on best estimates relating to a dispute with a former licensor. It is possible that, when the loss contingency is resolved, actual costs could exceed amounts in reserve. However, the potential impact of such exposure, if any, is deemed to be immaterial to the overall financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

In July 2013, new accounting guidance was issued regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit exists. This guidance is effective for interim and annual periods beginning after December 15, 2014. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company had determined that the transaction was substantially completed as of December 31, 2012. The following table sets forth a summary of the gain on termination of license which is included in income from operations on the accompanying statement of income for the year ended December 31, 2012:

Exit payment (received December 21, 2012)	$239,075

Expenses of termination:
Inventory reserves	10,037
Wages including $13.8 million in Interparfums SA profit sharing requirements	14,391
Write-off of intangible assets	7,675
Writedown of fixed assets	3,483
Write-off of unused modeling rights	1,226
Legal, professional and other agreed settlements	3,425

40,237

Gain on termination of license	$198,838

(3)	Recent Agreements

Abercrombie & Fitch and Hollister

In December 2014, the Company entered into a 7-year exclusive worldwide license to create, produce and distribute new perfumes and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company will distribute these fragrances internationally in specialty retailers, high-end department stores and duty free shops, and in the U.S., in duty free shops and potentially in Abercrombie & Fitch and Hollister retail stores. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. New men’s and women’s scents are planned for both Abercrombie & Fitch and Hollister for 2016.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

Oscar de la Renta

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under the Oscar de la Renta brand. The agreement closed on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company purchased certain inventories and paid an up-front entry fee of $5.0 million. Upon closing, the Company took over distribution of fragrances within the brand’s existing perfume portfolio and is launching its first fragrance under the Oscar de la Renta brand in 2015.

Agent Provocateur

In July 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute perfumes and related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company took over distribution of selected fragrances within the brand’s existing perfume portfolio and launched its first fragrances under the Agent Provocateur brand in 2014.

Shanghai Tang

In July 2013, the Company created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute perfumes and related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company is in the process of launching its initial fragrance collection under the Shanghai Tang brand.

Dunhill

In December 2012, we entered into a 10-year exclusive worldwide license to create, produce and distribute perfumes and fragrance-related products under the Alfred Dunhill Limited (“Dunhill”) brand. Our rights under the agreement commenced on April 3, 2013 when we took over production and distribution of the existing Dunhill fragrance collections. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. The Company paid an upfront entry fee of $0.9 million. The Company is launching a new men’s scent for Dunhill in 2015.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2014	2013
Raw materials and component parts	$36,383	$47,800
Finished goods	65,943	69,547
	$102,326	$117,347

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$190,152	$—	$190,152	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$355	$—	$355	$—

		Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$181,677	$—	$181,677	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	157	—	157	—

	$181,834	$—	$181,834	$—

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

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

(6)	Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. The Company did not enter into any cash flow hedges during the three-year period ended December 31, 2014. Gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statement and were immaterial in each of the years in the three-year period ended December 31, 2014.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2014 resulted in a liability that is included in accrued expenses and in 2013 resulted in an asset that is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At December 31, 2014, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $14.8 million, GB £2.6 million and JPY ¥75.0 million, which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2014	2013
Equipment	$26,006	$25,597
Leasehold improvements	1,581	2,952
	27,587	28,549
Less accumulated depreciation and amortization	18,400	18,105
	$9,187	$10,444

Depreciation and amortization expense was $3.6 million, $4.9 million and $8.6 million for 2014, 2013 and 2012, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

(8)	Trademarks, Licenses and Other Intangible Assets

2014	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$4,252	$—	$4,252
Trademarks (finite lives)	46,889	53	46,836
Licenses (finite lives)	72,171	26,976	45,195
Other intangible assets (finite lives)	11,572	9,324	2,248
Subtotal	130,632	36,353	94,279
Total	$134,884	$36,353	$98,531

2013	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$4,257	$—	$4,257
Trademarks (finite lives)	53,319	102	53,217
Licenses (finite lives)	80,842	24,747	56,095
Other intangible assets (finite lives)	11,964	9,290	2,674
Subtotal	146,125	34,139	111,986
Total	$150,382	$34,139	$116,243

Amortization expense was $6.6 million, $6.2 million and $7.0 million for 2014, 2013 and 2012, respectively. Amortization expense is expected to approximate $6.2 million in 2015 and 2016, and $5.4 million in 2017, 2018 and 2019. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14 years and 2 years, respectively, and 15 years in the aggregate.

There were no impairment charges for trademarks with indefinite useful lives in 2014, 2013 and 2012. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.7%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $85 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.25% as of December 31, 2014). The line of credit which has a maturity date of May 1, 2015 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to this line of credit were zero as of December 31, 2014 and $5.8 million as of December 31, 2013.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $30 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was 0.2% at December 31, 2014). Outstanding amounts were $0.3 million as of both December 31, 2014 and December 31, 2013.

The weighted average interest rate on short-term borrowings was 0.8% and 2.8% as of December 31, 2014 and 2013, respectively.

(10)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2023. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $10.1 million, $10.8 million and $11.8 million in 2014, 2013 and 2012, respectively. Minimum future annual rental payments are as follows:

2015	$5,306
2016	5,343
2017	5,067
2018	4,663
2019	4,221
Thereafter	10,301

$34,901

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2032. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2015	$102,752
2016	103,899
2017	106,282
2018	110,639
2019	106,669
Thereafter	454,068

$984,309

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2014, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $35.6 million, $40.5 million and $58.8 million, in 2014, 2013 and 2012, respectively, and represented 7.1%, 7.2% and 9.0% of net sales for the years ended December 31, 2014, 2013 and 2012.

(11)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2014 and 2013 aggregated $0.7 million and $0.5 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	367,470	$6.68
Nonvested options granted	139,250	$7.42
Nonvested options vested or forfeited	(121,215)	$6.06
Nonvested options – end of year	385,505	$7.14

Share-based payment expenses decreased income before income taxes by $0.9 million in 2014 and $0.8 million in 2013 and 2012, decreased net income attributable to Inter Parfums, Inc. by $0.5 million in 2014, 2013 and 2012 and, reduced diluted earnings per share attributable to Inter Parfums, Inc. by $0.01 in 2014, 2013 and 2012.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

The following table summarizes stock option activity and related information for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	643,595	$19.58	716,235	$14.41	823,275	$13.20
Options granted	139,250	27.93	136,350	34.84	128,850	19.25
Options exercised	(136,640)	11.19	(204,240)	11.68	(226,160)	12.72
Options cancelled	(6,710)	19.37	(4,750)	17.47	(9,730)	15.37
Shares under option - end of year	639,495	23.19	643,595	19.58	716,235	14.41

At December 31, 2014, options for 329,535 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $3.8 million as of December 31, 2014 and unrecognized compensation cost related to stock options outstanding aggregated $2.6 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2014, 2013 and 2012 were $7.42, $9.20 and $5.54 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value. The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
Weighted-average expected stock-price volatility	34%	37%	38%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	1.7%	1.7%	0.7%
Weighted-average dividend yield	1.8%	2.7%	1.7%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2014	2013	2012
Proceeds from stock options exercised	$1,529	$1,668	$1,305
Tax benefits	$670	$700	$100
Intrinsic value of stock options exercised	$2,733	$4,088	$1,359

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2014:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$12.14	57,440	1.00 years	57,440
$13.45	250	0.08 years	250
$15.59 - $15.62	100,370	2.98 years	55,810
$17.07 - $17.94	4,375	1.71 years	2,000
$19.03 - $19.33	203,410	3.13 years	111,410
$21.76	4,000	3.09 years	1,000
$22.20	4,000	4.09 years	800
$27.80	133,750	6.00 years	—
$29.36	2,000	4.69 years	—
$32.12	3,500	4.09 years	—
$35.75	126,400	5.00 years	25,280
Totals	639,495	3.89 years	253,990

As of December 31, 2014, the weighted average exercise price of options exercisable was $18.43 and the weighted average remaining contractual life of options exercisable is 2.64 years. The aggregate intrinsic value of options exercisable at December 31, 2014 is $2.5 million.

The Chief Executive Officer and the President each exercised 32,875, 28,500 and 60,000 outstanding stock options of the Company’s common stock in 2014, 2013 and 2012, respectively. The aggregate exercise prices of $0.6 million in 2014, $0.7 million in 2013 and $1.6 million in 2012 were paid by them tendering to the Company in 2014, 2013 and 2012, an aggregate of 19,656, 18,880 and 82,322 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2014, 2013 and 2012 an additional 3,112, 2,573 and 4,710 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Dividends

The quarterly dividend of $3.7 million ($0.12 per share) declared in December 2013 was paid in January 2014. Furthermore, in January 2015, the Board of Directors of the Company authorized an 8% increase in the annual dividend to $0.52 per share. The next quarterly dividend of $0.13 per share will be paid on April 15, 2015 to shareholders of record on March 31, 2015.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to Inter Parfums, Inc.	$29,436	$39,211	$131,136
Effect of dilutive securities of consolidated subsidiary	—	—	(168)
Numerator for diluted earnings per share	$29,436	$39,211	$130,968
Denominator:
Weighted average shares	30,931,308	30,763,955	30,574,772
Effect of dilutive securities:
Stock options and warrants	129,018	189,927	140,912
Denominator for diluted earnings per share	31,060,326	30,953,882	30,715,684

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.95	$1.27	$4.29
Diluted	0.95	1.27	4.26

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 130,000, 32,000, and 230,000 shares of common stock for 2014, 2013, and 2012, respectively.

(13)	Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sale of the prestige brand name fragrances, and United States operations represent the sale of prestige brand name and specialty retail fragrances. Information on the Company’s operations by segments is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

	Year ended December 31,
	2014	2013	2012
Net sales:
United States	$105,270	$99,158	$83,106
Europe	394,164	464,562	571,877
Eliminations of intercompany sales	(173)	(141)	(866)
	$499,261	$563,579	$654,117
Net income attributable to Inter Parfums, Inc.:
United States	$8,069	$6,806	$5,078
Europe	21,367	32,392	126,045
Eliminations	—	13	13
	$29,436	$39,211	$131,136
Depreciation and amortization expense:
United States	$1,554	$1,216	$958
Europe	8,612	9,894	14,596
	$10,166	$11,110	$15,554
Interest and dividend income:
United States	$3	$16	$7
Europe	3,885	4,424	1,126
	$3,888	$4,440	$1,133
Interest expense:
United States	$73	$13	$38
Europe	1,405	1,367	1,616
	$1,478	$1,380	$1,654
Income tax expense:
United States	$4,643	$4,512	$3,804
Europe	14,727	25,159	94,063
Eliminations	—	9	8
	$19,370	$29,680	$97,875

	December 31,
	2014	2013	2012
Total assets:
United States	$78,740	$76,980	$64,278
Europe	535,049	596,153	704,464
Eliminations of investment in subsidiary	(9,283)	(9,075)	(8,822)
	$604,506	$664,058	$759,920
Additions to long-lived assets:
United States	$1,165	$7,629	$3,131
Europe	3,059	5,155	26,060
	$4,224	$12,784	$29,191
Total long-lived assets:
United States	$13,433	$13,823	$7,572
Europe	94,285	112,864	118,712
	$107,718	$126,687	$126,284
Deferred tax assets:
United States	$396	$341	$762
Europe	6,452	6,916	12,361
Eliminations	-	-	9
	$6,848	$7,257	$13,132

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

United States export sales were approximately $52.3 million, $50.4 million and $38.8 million in 2014, 2013 and 2012, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2014	2013	2012
North America	$134,600	$154,300	$175,400
Europe	177,900	215,600	241,300
Central and South America	49,200	42,400	53,000
Middle East	40,300	43,300	62,100
Asia	85,500	98,600	115,300
Other	11,800	9,400	7,000

	$499,300	$563,600	$654,100

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$128,000	$150,000	$167,000
United Kingdom	$37,000	$46,000	$48,000
France	$50,000	$47,000	$46,000

(14)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2011.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company did not recognize any increase in the liability for unrecognized tax benefits and has no uncertain tax position at December 31, 2014. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the provision for income taxes. No interest or penalties were recognized during the periods presented and there is no accrual for interest and penalties at December 31, 2014.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2014	2013	2012
U.S. operations	$12,712	$11,340	$8,904
Foreign operations	44,003	69,306	265,861

	$56,715	$80,646	$274,765

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$4,374	$3,638	$2,511
State and local	323	454	558
Foreign	15,229	20,744	102,717
	19,926	24,836	105,786
Deferred:
Federal	(84)	370	703
State and local	30	59	40
Foreign	(502)	4,415	(8,654)
	(556)	4,844	(7,911)
Total income tax expense	$19,370	$29,680	$97,875

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Foreign net operating loss carry-forwards	$419	$707
Inventory and accounts receivable	2,655	626
Profit sharing	2,570	4,805
Stock option compensation	545	526
Effect of inventory profit elimination	1,757	1,710
Other	(679)	(410)
Total gross deferred tax assets	7,267	7,964
Valuation allowance	(419)	(707)
Net deferred tax assets	6,848	7,257
Deferred tax liabilities (long-term):
Trademarks and licenses	(2,154)	(2,555)
Other	—	—
Total deferred tax liabilities	(2,154)	(2,555)
Net deferred tax assets	$4,694	$4,702

Valuation allowances are provided for foreign net operating loss carry-forwards, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of net operating loss carry-forwards. In 2014, as a result of a tax examination in a foreign jurisdiction, foreign net operating loss carry-forwards were reduced.

No other valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company has not provided for U.S. deferred income taxes on $339 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2014 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2014	2013	2012
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.1	0.4	0.1
Effect of foreign taxes greater than
U.S. statutory rates	0.4	2.0	1.4
Other	(0.3)	0.4	0.1
Effective rates	34.2%	36.8%	35.6%

(15)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consists of the following:

	Year ended December 31,
	2014	2013	2012

Net derivative instruments, beginning of year	$—	$240	$224
Transfer from OCI into earnings	—	(240)	—
Gain on derivative instruments	—	—	16
Net derivative instruments, end of year	—	—	240

Cumulative translation adjustments, beginning of year	25,860	12,258	7,523
Translation adjustments	(41,683)	13,602	4,735
Cumulative translation adjustments, end of year	(15,823)	25,860	12,258

Accumulated other comprehensive income (loss)	$(15,823)	$25,860	$12,498

(16)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2014	2013	2012

Net income attributable to Inter Parfums, Inc.	$29,436	$39,211	$131,136
Increase (decrease) in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	(335)	(173)	737
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$29,101	$39,038	$131,873

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2014	$2,533	412	(233	)(d)	1,103	(a)	1,609
Year ended December 31, 2013	$6,074	574	123	(d)	4,238	(a)	2,533
Year ended December 31, 2012	$5,320	914	120	(d)	280	(a)	6,074

Sales return accrual:
Year ended December 31, 2014	$3,843	5,258	-		3,792	(b)	5,309
Year ended December 31, 2013	$4,526	3,751	-		4,434	(b)	3,843
Year ended December 31, 2012	$4,172	4,249	-		3,895	(b)	4,526

Inventory Reserve:
Year ended December 31, 2014	$6,791	5,077	(644	)(d)	5,254	(c)	5,970
Year ended December 31, 2013	$19,923	6,794	323	(d)	20,249	(c)	6,791
Year ended December 31, 2012	$7,460	17,957	449	(d)	5,943	(c)	19,923

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 11, 2015
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting	March 11, 2015
Russell Greenberg	Officer and Director

/s/ Philippe Benacin	Director	March 10, 2015
Philippe Benacin

/s/ Philippe Santi	Director	March 10, 2015
Philippe Santi

/s/ François Heilbronn	Director	March 10, 2015
François Heilbronn

/s/ Jean Levy	Director	March 10, 2015
Jean Levy

	Director	March __, 2015
Robert Bensoussan-Torres

/s/ Patrick Choël	Director	March 10, 2015
Patrick Choël

/s/ Michel Dyens	Director	March 9, 2015
Michel Dyens

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

Exhibit No.	Description

4.26	Addendum [France] to 2004 Stock Option Plan

10.130	Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - French Original (Certain confidential information in this Exhibit 10.130 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.130.1	Agreement for Technical Assistance between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007 - English Translation (Certain confidential information in this Exhibit 10.130.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.131	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- French Original

10.131.1	Coexistence Agreement between Jeanne Lanvin, S.A and Interparfums SA dated 30 July 2007- English Translation

10.151	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2012 with Schedule of Option Holders and Options Granted

10.152	Form of Option Agreement for Options Granted to Executive Officers on January 31, 2013 with Schedule of Option Holders and Options Granted

10.153	Seventh Modification of Lease dated February 7, 2013 for 15th Floor at 551 Fifth Avenue, New York, NY

23.1	Consent of WeiserMazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

The following documents heretofore filed with the Commission are also incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013:

Exhibit No.	Description

4.21	2004 Nonemployee Director Stock Option Plan as amended

4.22	2004 Stock Option Plan as amended

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

Exhibit No.	Description

3.7	Memorandum and Articles of Association of Inter Parfums USA Hong Kong Limited

10.156	Consulting Agreement with Jean Madar Holding SAS

10.158	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2013 with Schedule of Option Holders and Options Granted

23.1	Consent of WeiserMazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

4

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following document heretofore filed with the Commission is also incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014:

Exhibit No.	Description

10.160	Consulting Agreement with Philippe Benacin Holding SAS

The following document, which was filed more than 5 years ago as an exhibit to Company's Quarterly Report for the quarterly period ended September 30, 2009, is filed again with this report:

Exhibit No.	Description	Page Number

10.138	Licence Agreement between J Choo Limited and Interparfums SA signed on September 29, 2009 (Certain confidential information in this Exhibit 10.138 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	299

The following documents, which were filed more than 5 years ago as exhibits to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, are filed again with this report:

Exhibit No.	Description	Page Number

3.1.1	Restated Certificate of Incorporation dated September 3, 1987	130

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992	134

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993	139

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999	141

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000	142

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004	146

3.2	Amended and Restated By-laws	147

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.	160

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)	176

3.4	Articles of Incorporation of Interparfums SA	188

3.4.1	Articles of Incorporation of Interparfums SA (English translation)	204

4.30	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2009 with Schedule of Option Holders and Options Granted	218

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991	228
		236
10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, a limited partnership, and Jean Philippe Fragrances, Inc. dated July 10, 1995	271

10.139	License Agreement between Montblanc-Simplo Gmbh and Interparfums SA (Certain confidential information in this Exhibit 10.139 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	515

The following documents are filed with this report:

Exhibit No.	Description	Page Number

10.61.1	Third Amendment to Lease for 60 Stults Road, South Brunswick, NJ	221

10.161	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2014 with Schedule of Option Holders and Options Granted	567

10.162	Form of Option Agreement for Options Granted to Executive Officers on January 28, 2015 with Schedule of Option Holders and Options Granted	570

21	List of Subsidiaries	573

23	Consent of WeiserMazars LLP	574

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	575

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	577

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	579

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	580

101	Interactive data files

