Form 10-Q
period 2015-03-31
INTER PARFUMS INC
filed 2015-05-11
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 8, 2015, there were 30,983,441 shares of common stock, par value $.001 per share, outstanding

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$87,242	$90,138
Short-term investments	155,938	190,152
Accounts receivable, net	96,387	90,124
Inventories	104,554	102,326
Receivables, other	1,473	1,542
Other current assets	4,665	4,504
Income taxes receivable	333	929
Deferred tax assets	6,953	6,848

Total current assets	457,545	486,563

Equipment and leasehold improvements, net	8,253	9,187

Trademarks, licenses and other intangible assets, net	88,012	98,531

Other assets	9,953	10,225

Total assets	$563,763	$604,506

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$425	$298
Accounts payable – trade	53,373	46,646
Accrued expenses	38,678	49,194
Income taxes payable	5,466	3,773
Dividends payable	4,028	3,717

Total current liabilities	101,970	103,628

Deferred tax liability	1,894	2,154

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 30,982,101 and 30,977,293 shares at March 31, 2015 and December 31, 2014, respectively	31	31
Additional paid-in capital	60,470	60,200
Retained earnings	380,100	374,121
Accumulated other comprehensive income (loss)	(51,059)	(15,823)
Treasury stock, at cost, 9,897,995 shares at March 31, 2015 and December 31, 2014, respectively	(36,464)	(36,464)

Total Inter Parfums, Inc. shareholders’ equity	353,078	382,065

Noncontrolling interest	106,821	116,659

Total equity	459,899	498,724

Total liabilities and equity	$563,763	$604,506

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014

Net sales	$109,249	$121,730

Cost of sales	41,639	52,500

Gross margin	67,610	69,230

Selling, general and administrative expenses	46,544	51,807

Income from operations	21,066	17,423

Other expenses (income):
Interest expense	158	273
Loss (gain) on foreign currency	2,006	(49)
Interest and dividend income	(1,196)	(1,111)

	968	(887)

Income before income taxes	20,098	18,310

Income taxes	6,793	6,160

Net income	13,305	12,150

Less: Net income attributable to the noncontrolling interest	3,298	3,256

Net income attributable to Inter Parfums, Inc.	$10,007	$8,894

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

Weighted average number of shares outstanding:
Basic	30,979	30,900
Diluted	31,072	31,058

Dividends declared per share	$0.13	$0.12

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Comprehensive income (loss):

Net income	$13,305	$12,150

Other comprehensive income (loss):

Net derivative instrument loss, net of tax	(608)	—

Translation adjustments, net of tax	(47,868)	(1,397)

Comprehensive income (loss)	(35,171)	10,753

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	3,298	3,256

Other comprehensive income (loss):

Net derivative instrument loss, net of tax	(165)	—

Translation adjustments, net of tax	(13,075)	(478)

Comprehensive income (loss) attributable to the noncontrolling interests	(9,942)	2,778

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(25,229)	$7,975

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	60,200	57,877
Shares issued upon exercise of stock options	82	908
Stock-based compensation	194	168
Sale of subsidiary shares to noncontrolling interest	(6)	(319)
Additional paid-in capital, end of period	60,470	58,634

Retained earnings, beginning of period	374,121	359,459
Net income	10,007	8,894
Dividends	(4,028)	(3,712)
Stock-based compensation	—	29
Retained earnings, end of period	380,100	364,670

Accumulated other comprehensive income (loss), beginning of period	(15,823)	25,860
Foreign currency translation adjustment	(34,793)	(919)
Net derivative instrument loss, net of tax	(443)	—
Accumulated other comprehensive income (loss), end of period	(51,059)	24,941

Treasury stock, beginning of period	(36,464)	(36,016)
Shares issued upon exercise of stock options	—	101
Shares received as proceeds of option exercises	—	(351)
Treasury stock, end of period	(36,464)	(36,266)

Noncontrolling interest, beginning of period	116,659	128,145
Net income	3,298	3,256
Foreign currency translation adjustment	(13,075)	(478)
Net derivative instrument loss, net of tax	(165)	—
Sale of subsidiary shares to noncontrolling interest	104	1,309
Stock-based compensation	—	10
Noncontrolling interest, end of period	106,821	132,242

Total equity	$459,899	$544,252

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$13,305	$12,150
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,228	2,545
Provision for doubtful accounts	47	8
Noncash stock compensation	194	230
Deferred tax expense (benefit)	(503)	447
Changes in:
Accounts receivable	(14,397)	(20,927)
Inventories	(11,679)	(850)
Other assets	(1,564)	(1,821)
Accounts payable and accrued expenses	8,480	(17,616)
Income taxes, net	2,578	(1,425)
Net cash used in operating activities	(1,311)	(27,259)
Cash flows from investing activities:
Purchases of short-term investments	(56,437)	(142,110)
Proceeds from sale of short-term investments	69,593	96,146
Purchases of equipment and leasehold improvements	(687)	(709)
Payment for intangible assets acquired	(774)	(522)
Net cash provided by (used in) investing activities	11,695	(47,195)
Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks, net	168	(2,866)
Proceeds from exercise of options	82	695
Proceeds from sale of stock of subsidiary	98	990
Dividends paid	(3,717)	(3,704)
Purchase of treasury stock	—	(37)
Net cash used in financing activities	(3,369)	(4,922)
Effect of exchange rate changes on cash	(9,911)	(680)
Net decrease in cash and cash equivalents	(2,896)	(80,056)
Cash and cash equivalents - beginning of period	90,138	125,650
Cash and cash equivalents - end of period	$87,242	$45,594
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$168	$248
Income taxes	7,365	5,086

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2014. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

3.	New Agreements:

In March 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an agreement with The Procter & Gamble Company to acquire the Rochas brand. This transaction will cover all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). The cost of the acquisition of $108 million is payable in cash on the closing date and is expected to be financed entirely through a medium term loan. This transaction is expected to be completed within the first half of 2015, subject to customary closing conditions.

In April 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an 11-year exclusive worldwide license with Coach, Inc. to create, produce and distribute new perfumes and fragrance related products, including new men’s and women’s scents under the Coach brand name. Interparfums SA will distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores beginning in 2016. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2015	December 31, 2014

Raw materials and component parts	$31,282	$36,383
Finished goods	73,272	65,943

	$104,554	$102,326

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at March 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$155,938	$—	$155,938	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$981	$—	$981	$—

Foreign currency forward exchange contracts not accounted for using hedge accounting	1,241	—	1,241	—

	$2,222	$—	$2,222	$—

		Fair Value Measurements at December 31, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$190,152	$—	$190,152	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$355	$—	$355	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future transactions expected to be denominated in a foreign currency. In connection with the Rochas acquisition, the purchase price of $108 million is payable in cash on the closing date and is expected to be financed entirely through a medium term loan. As the payment at closing is due in dollars and we plan to finance it with debt in euro, the Company entered into foreign currency exchange contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative has been designated and qualifies as a cash flow hedge. The Company did not have any other cash flow hedges during the three months ended March 31, 2015 and 2014. Gains and losses in derivatives not designated as hedges are included in (loss) gain on foreign currency on the accompanying income statement and were immaterial for the three months ended March 31, 2015 and 2014.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of all foreign currency forward exchange contracts as of March 31, 2015 and December 31, 2014 resulted in a liability that is included in accrued expenses on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is recorded as a separate component of shareholders’ equity.

At March 31, 2015, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $126.7 million, GB pounds £2.2 million and JPY ¥220.7 million which all have maturities of less than one year.

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during both the three months ended March 31, 2015 and 2014 aggregated $0.03 million. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	385,505	$7.14
Nonvested options granted	14,000	$6.73
Nonvested options vested or forfeited	(7,085)	$6.39
Nonvested options – end of period	392,420	$7.14

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.19 million and $0.23 million for the three months ended March 31, 2015 and 2014, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.12 million and $0.11 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes stock option information as of March 31, 2015:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2015	639,495	$23.19
Options granted	14,000	25.67
Options cancelled	(2,170)	25.49
Options exercised	(4,808)	17.14

Outstanding at March 31, 2015	646,517	$23.28

Options exercisable	254,097	$18.50
Options available for future grants	316,705

As of March 31, 2015, the weighted average remaining contractual life of options outstanding is 3.69 years (2.39 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $6.4 million and $3.7 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.5 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2015 and March 31, 2014 were as follows:

(In thousands)	March 31, 2015	March 31, 2014

Cash proceeds from stock options exercised	$82	$695
Tax benefits	0	0
Intrinsic value of stock options exercised	66	1,455

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2015 and 2014 were $6.73 and $8.37 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2015 and 2014 are set forth in the following table:

	March 31, 2015	March 31, 2014

Weighted average expected stock-price volatility	34%	37%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.28%	1.55%
Weighted average dividend yield	1.8%	2.8%

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

(In thousands, except per share data)	March 31,
	2015	2014
Numerator:
Net income attributable to Inter Parfums, Inc.	$10,007	$8,894
Denominator:
Weighted average shares	30,979	30,900
Effect of dilutive securities:
Stock options	93	158
Denominator for diluted earnings per share	31,072	31,058

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.32	$0.29
Diluted	0.32	0.29

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.27 million and 0.13 million shares of common stock for the three months ended March 31, 2015 and 2014, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Segment and Geographic Areas:

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of prestige brand name and specialty retail fragrance. Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2015	2014
Net sales:
United States	$22,479	$19,392
Europe	86,787	102,376
Eliminations	(17)	(38)
	$109,249	$121,730

Net income attributable to Inter Parfums, Inc.:
United States	$1,109	$(67)
Europe	8,898	8,961
Eliminations	—	—
	$10,007	$8,894

	March 31,	March 31,
	2015	2014
Total Assets:
United States	$75,648	$71,014
Europe	497,294	589,481
Eliminations of investment in subsidiary	(9,179)	(9,217)
	$563,763	$651,278

10.	Accrued Expenses:

Accrued expenses include approximately $8.4 million and $16.5 million in advertising liabilities as of March 31, 2015 and December 31, 2014, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2014 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 79% and 84% of net sales for the three months ended March 31, 2015 and 2014, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world. We own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the three months ended March 31, 2015, sales of product for these brands represented 15%, 25%, and 20% of net sales, respectively.

Through our United States operations we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 21% and 16% of net sales for the three months ended March 31, 2015 and 2014, respectively. These fragrance products are sold or to be sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Gap, Hollister, Oscar de la Renta, and Shanghai Tang brands.

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

During the three months ended March 31, 2015, the economic and political uncertainty and financial market volatility taking place in certain European countries and the Middle East did not have a significant impact on our business, and at this time we do not believe it will have a significant impact on our business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic, political and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic and political uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because almost 50% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Coach

In April 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an 11-year exclusive worldwide license with Coach, Inc. to create, produce and distribute new perfumes and fragrance related products, including new men’s and women’s scents under the Coach brand name. Interparfums SA will distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores beginning in 2016. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Rochas

In March 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an agreement with The Procter & Gamble Company to acquire the Rochas brand. This transaction will cover all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). The cost of the acquisition of $108 million is payable in cash on the closing date and is expected to be financed entirely through a medium term loan. This transaction is expected to be completed within the first half of 2015, subject to customary closing conditions.

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

Results of Operations

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Net Sales	Three months ended March 31,
(in millions)	2015	% Change	2014	% Change	2013

European based ongoing brand product sales	$86.7	(15)%	$102.3	20%	$85.4
United States based product sales	22.5	16%	19.4	4%	18.7
Total ongoing brand net sales	109.2	(10)%	121.7	17%	104.1

Burberry brand net sales	—0—	n/a	—0—	n/a	109.7
Total net sales	$109.2	(10)%	$121.7	(43)%	$213.8

Net sales for the three months ended March 31, 2015 declined 10% to $109.2 million, as compared to $121.7 for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 3%.

European based prestige product sales decreased 15% to $86.7 million for the three months ended March 31, 2015, as compared to $102.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, European based prestige product sales decreased 6% due in large part to the difficult comparison for the Karl Lagerfeld brand. The 2014 launch of Karl Lagerfeld’s signature scents for both men and women yielded more than $13 million in sales in 2014, as compared to $2.5 million in 2015. The nearly 20% depreciation of the euro against the U.S. dollar masked several of the gains in comparable quarter sales volume. Montblanc fragrance sales increased 19% in local currency, as compared to a 2% decline in dollars with Montblanc Legend and Emblem as the two main sales drivers. Jimmy Choo fragrances also performed exceptionally well with sales up 52% in local currency but up only 25% in dollars reflecting the continued momentum of the Jimmy Choo Man scent launched late last year and the recent launch of Jimmy Choo Blossom. Our third largest brand, Lanvin, had a modest 3% decline in sales in local currency.

Despite the severe and anticipated continuing change in currency exchange rates, we maintain confidence in our future as we have strengthened advertising and promotional investments supporting all portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. For the remainder of 2015, we expect strong performances from the existing scents within our major European based prestige brands. In addition, our plans call for a number of new product launches including new scents for Montblanc, Boucheron, Lanvin, Balmain and Van Cleef & Arpels.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based prestige product sales increased 16% to $22.5 million for the three months ended March 31, 2015, as compared to $19.4 million for the corresponding period of the prior year. This increase reflects two first quarter 2015 new product launches, Extraordinary by Oscar de la Renta and Icon by Dunhill. Both of these launches have exceeded our expectations, Oscar de la Renta brand sales increased 262% to $4.5 million for the three months ended March 31, 2015, as compared to $1.2 million for the corresponding period of the prior year. Dunhill brand sales increased 72% in the period to $5.7 million, as compared to $3.3 million for the corresponding period of the prior year. The Asian market continues to be a challenge and with no new product launches, Anna Sui brand sales was $2.3 million for the period, as compared to $4.6 million for the corresponding period of the prior year.

Net Sales to Customers by Region

(in millions)

	Three months ended March 31,
	2015	2014

North America	$30.8	$31.0
Western Europe	24.5	33.3
Eastern Europe	6.4	9.0
Central and South America	12.1	12.2
Middle East	12.7	12.9
Asia	20.1	20.7
Other	2.6	2.6
	$109.2	$121.7

For the three months ended March 31, 2015, the sales decreases in Eastern and Western Europe primarily reflect the decline in Karl Lagerfeld brand sales.

Gross margin	Three months ended March 31,
(in millions)	2015	2014

Net sales	$109.2	$121.7
Cost of sales	41.6	52.5
Gross margin	$67.6	$69.2

Gross margin as a % of net sales	61.9%	56.9%

Gross margin was 61.9% of net sales for the three months ended March 31, 2015, as compared to 56.9% for the corresponding period of the prior year. For European operations, gross profit margin was 64.7% and 59.6% in 2015 and 2014, respectively. The margin fluctuation for European operations is directly related to currency fluctuation. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three months ended March 31, 2015 was 1.13, as compared to 1.37 for the 2014 period.

INTER PARFUMS, INC. AND SUBSIDIARIES

For U.S. operations, gross profit margin was 51.1% and 42.5% in 2015 and 2014, respectively. The increase is primarily the result of a shift in product mix during the period as sales growth for our U.S. operations has primarily come from our newest, higher margin prestige product licenses, such as Oscar de la Renta and Dunhill, while sales of lower margin specialty retail and mass market products have been in a decline. This trend is expected to continue throughout 2015.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses
(in millions)	Three months ended March 31,
	2015	2014

Selling, general and administrative expenses	$46.5	$51.8
Selling, general and administrative expenses as a % of net sales	43%	43%

Selling, general and administrative expenses decreased 10% for the three months ended March 31, 2015, as compared to the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 43% for both the three months ended March 31, 2015 and 2014. For European operations, selling, general and administrative expenses decreased 15% in 2015, as compared to 2014 and represented 43% of sales in both 2015 and 2014. For U.S. operations, while sales increased 16% for the three months ended March 31, 2015, as compared to the corresponding period of the prior year, selling, general and administrative expenses also increased 16% for the same period and also represented 43% of sales in 2015 and 2014.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $12.6 million (11.5% of net sales) and $14.5 million (11.9% of net sales) for the three months ended March 31, 2015 and 2014, respectively. As a percentage of sales, promotion and advertising expenditures was practically the same for both periods.

Royalty expense included in selling, general and administrative expenses aggregated $8.6 million (7.8% of net sales) and $7.8 million (6.4% of net sales), for the three month periods ended March 31, 2015 and 2014, respectively. In the 2015 period, an additional $0.6 million has been accrued in an effort to settle our royalty liability with Burberry. Negotiations with Burberry are ongoing and the Company does not anticipate any further increases to the royalty liability. The remaining increase is the result of increased sales of licensed brand product combined with lower sales of Lanvin brand product for which no royalties are due. Service fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $2.5 million (2.3% of net sales) and $3.3 million (2.7% of net sales), for the three month periods ended March 31, 2015 and 2014, respectively.

As a result of the above analysis regarding margins and selling, general and administrative expenses, income from operations increased 21% to $21.1 million for the three months ended March 31, 2015, as compared to $17.4 million for the corresponding period of the prior year. Operating margins were 19.3% of net sales in the current period as compared to 14.3% for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Other Income and Expense

Interest expense aggregated $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Foreign currency gains and (losses) aggregated $(2.0) million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The recent volatility in currency exchange rates has not been seen in many years. The loss incurred for the three months ended March 31, 2015, primarily represents losses from intercompany accounts between our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged by the use of foreign currency forward exchange contracts. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 50% of net sales of our European operations are denominated in U.S. dollars.

Income Taxes

Our effective income tax rate was 34% for both the three months ended March 31, 2015 and 2014. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. We did not experience any significant changes in tax rates during the period, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

(in thousands except per share data)	Three months ended March 31,
	2015	2014

Net income attributable to European operations	$12,197	$12,217
Net income (loss) attributable to United States operations	1,108	(67)
Net Income	13,305	12,150
Less: Net income attributable to the noncontrolling interest	3,298	3,256

Net income attributable to Inter Parfums, Inc.	$10,007	$8,894

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

Weighted average number of shares outstanding:
Basic	30,979	30,900
Diluted	31,072	31,058

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income increased 9.5% to $13.3 million for the three months ended March 31, 2015, as compared to $12.2 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As previously discussed, our European operations reported net sales are affected by changes in foreign currency exchange rates, as a strong U.S. dollar has a negative impact on reported net sales. However, earnings are positively affected by a strong U.S. dollar, because almost 50% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. For United States operations, as both sales and selling, general and administrative expenses increased 16%, the increase in net income is primarily the result of the 39% increase in gross margin.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 27% of European operations net income in both 2015 and 2014. Net income attributable to Inter Parfums, Inc. increased 12.5% to $10.0 million in 2015, as compared to $8.9 million in 2014. Net margins attributable to Inter Parfums, Inc. aggregated 9.2% and 7.3% in the first quarters of 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company’s financial position remains strong. At March 31, 2015, working capital aggregated $356 million and we had a working capital ratio of almost 4.5 to 1. Cash and cash equivalents and short-term investments aggregated $243 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $76 million of trademarks, licenses and other intangible assets are held by European operations.

In March 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an agreement with The Procter & Gamble Company to acquire the Rochas brand. This transaction will cover all brand names and registered trademarks for class 3 (cosmetics) and class 25 (fashion). The cost of the acquisition of $108 million is payable in cash on the closing date and is expected to be financed entirely through a medium term loan. As the payment at closing is due in dollars and we plan to finance it with debt in euro, the Company entered into foreign currency exchange contracts to secure the exchange rate of the $108 million purchase price at $1.067 per 1 euro. This transaction is expected to be completed within the first half of 2015.

The Company hopes to benefit from its substantial resources to potentially acquire additional brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash used in operating activities aggregated $1.3 million and $27.3 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, working capital items used $16.6 million in cash from operating activities, as compared to $42.6 million in the 2014 period. Although accounts receivable is up 18%, the balance is reasonable based on first quarter 2015 sales levels and reflects continued strong collection activity as day’s sales outstanding is 79 days, as compared to the 74 days for the corresponding period of the prior year. Inventory levels are up approximately 11% from year end and reflect levels needed to support upcoming launches. The decline in accrued expenses primarily reflects the payments of advertising liabilities from 2014.

Cash flows used in investing activities in 2015 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $85 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $3.0 million to $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2015, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2015 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.0 million in credit lines provided by a consortium of international financial institutions.

In January 2015, the Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share. The next quarterly cash dividend of $0.13 per share is payable on July 15, 2015 to shareholders of record on June 29, 2015. The annual cash dividend for 2015 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2015.

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

At March 31, 2015, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $126.7 million, GB pounds £2.2 million and JPY ¥220.7 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  In 2015, the Company has implemented Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Part II. Other Information

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, one of our non-employee directors exercised stock options granted under out Non-Employee Director Stock Option Plan to purchase an aggregate of 875 shares of restricted common stock. The director agreed to purchase the shares for investment and not for resale to the public. Such transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Items 1. Legal Proceedings, 1a. Risk Factors, 3. Defaults Upon Senior Securities, 4. Mine Safety Disclosures and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

2.1	Asset Purchase Agreement dated March 18, 2015 among The Procter & Gamble Company and two of its subsidiaries, Parfums Rochas SAS and Procter & Gamble International Operations SA, and Interparfums SA*	31

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	112

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer	113

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	114

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer	115

101	Interactive data files

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2015.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 27