Form 10-Q
period 2015-06-30
INTER PARFUMS INC
filed 2015-08-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 6, 2015, there were 31,005,208 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,931	$90,138
Short-term investments	151,901	190,152
Accounts receivable, net	89,486	90,124
Inventories	122,352	102,326
Receivables, other	1,959	1,542
Other current assets	5,780	4,504
Income tax receivable	866	929
Deferred tax assets	7,180	6,848
Total current assets	456,455	486,563
Equipment and leasehold improvements, net	8,618	9,187
Trademarks, licenses and other intangible assets, net	208,637	98,531
Other assets	9,319	10,225
Total assets	$683,029	$604,506

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$—	$298
Current portion of long-term debt	21,910	—
Accounts payable - trade	53,302	46,646
Accrued expenses	33,120	49,194
Income taxes payable	2,011	3,773
Dividends payable	4,030	3,717
Total current liabilities	114,373	103,628
Long-term debt, less current portion	89,727	—
Deferred tax liability	4,394	2,154
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,003,908 and 30,977,293 shares at June 30, 2015 and December 31, 2014, respectively	31	31
Additional paid-in capital	61,015	60,200
Retained earnings	380,421	374,121
Accumulated other comprehensive (loss)	(39,459)	(15,823)
Treasury stock, at cost, 9,897,995 common shares at June 30, 2015 and December 31, 2014, respectively	(36,464)	(36,464)
Total Inter Parfums, Inc. shareholders’ equity	365,544	382,065
Noncontrolling interest	108,991	116,659
Total equity	474,535	498,724
Total liabilities and equity	$683,029	$604,506

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$102,021	$118,192	$211,270	$239,923

Cost of sales	41,696	50,076	83,335	102,577

Gross margin	60,325	68,116	127,935	137,346

Selling, general and administrative expenses	52,083	55,265	98,627	107,073

Income from operations	8,242	12,851	29,308	30,273

Other expenses (income):
Interest expense	613	574	771	847
Loss on foreign currency	80	122	2,086	72
Interest income	(776)	(948)	(1,972)	(2,059)

	(83)	(252)	885	(1,140)

Income before income taxes	8,325	13,103	28,423	31,413

Income taxes	2,805	5,436	9,598	11,596

Net income	5,520	7,667	18,825	19,817

Less: Net income attributable to the noncontrolling interest	1,169	1,558	4,467	4,814

Net income attributable to Inter Parfums, Inc.	$4,351	$6,109	$14,358	$15,003

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.14	$0.20	$0.46	$0.49
Diluted	$0.14	$0.20	$0.46	$0.48

Weighted average number of shares outstanding:
Basic	30,988	30,938	30,984	30,919
Diluted	31,107	31,069	31,089	31,063

Dividends declared per share	$0.13	$0.12	$0.26	$0.24

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income: (loss)

Net income	$5,520	$7,667	$18,825	$19,817

Other comprehensive income (loss):

Reclassification from OCI into earnings, net	608	—	—	—

Translation adjustments, net of tax	15,279	(3,233)	(32,589)	(4,630)

Comprehensive income (loss)	21,407	4,434	(13,764)	15,187

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	1,169	1,558	4,467	4,814

Other comprehensive income (loss):

Reclassification from OCI into earnings, net	165	—	—	—

Translation adjustments, net of tax	4,122	(1,032)	(8,953)	(1,510)

Comprehensive income (loss) attributable to the noncontrolling interests	5,456	526	(4,486)	3,304

Comprehensive income attributable to Inter Parfums, Inc.	$15,951	$3,908	$(9,278)	$11,883

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	60,200	57,877
Shares issued upon exercise of stock options	429	1,014
Sale of subsidiary shares to noncontrolling interests	(6)	(319)
Stock-based compensation	392	335
Additional paid-in capital, end of period	61,015	58,907

Retained earnings, beginning of period	374,121	359,459
Net income	14,358	15,003
Dividends	(8,058)	(7,424)
Stock-based compensation	—	55
Retained earnings, end of period	380,421	367,093

Accumulated other comprehensive income (loss), beginning of period	(15,823)	25,860
Foreign currency translation adjustment	(23,636)	(3,120)
Accumulated other comprehensive income (loss), end of period	(39,459)	22,740

Treasury stock, beginning of period	(36,464)	(36,016)
Shares issued upon exercise of stock options	—	101
Shares received as proceeds of option exercises	—	(351)
Treasury stock, end of period	(36,464)	(36,266)

Noncontrolling interest, beginning of period	116,659	128,145
Net income	4,467	4,814
Foreign currency translation adjustment	(8,953)	(1,510)
Sale of subsidiary shares to noncontrolling interest	654	1,309
Dividends	(3,836)	(4,667)
Stock-based compensation	—	21
Noncontrolling interest, end of period	108,991	128,112

Total equity	$474,535	$540,617

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,825	$19,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,441	5,143
Provision for doubtful accounts	55	37
Noncash stock compensation	392	457
Deferred tax provision	1,567	1,976
Change in fair value of derivatives	186	—
Changes in:
Accounts receivable	(4,494)	(17,157)
Inventories	(26,182)	(9,049)
Other assets	(1,929)	(1,336)
Accounts payable and accrued expenses	(289)	(18,127)
Income taxes, net	(1,601)	6,799

Net cash used in operating activities	(9,029)	(11,440)

Cash flows from investing activities:
Purchases of short-term investments	(56,307)	(233,794)
Proceeds from sale of short-term investments	79,592	198,968
Purchases of equipment and leasehold improvements	(1,588)	(1,144)
Payment for intangible assets acquired	(119,500)	(704)

Net cash used in investing activities	(97,803)	(36,674)

Cash flows from financing activities:
Repayments of loans payable – banks, net	(274)	(5,836)
Proceeds from issuance of long-term debt	111,620	—
Repayments of long-term debt	(438)	—
Proceeds from exercise of options	428	801
Proceeds from sale of stock of subsidiary	654	990
Dividends paid	(7,745)	(7,415)
Dividends paid to noncontrolling interest	(4,759)	(4,667)
Purchase of treasury stock	—	(37)

Net cash provided by (used in) financing activities	99,486	(16,164)

Effect of exchange rate changes on cash	(5,861)	(1,221)

Net decrease in cash and cash equivalents	(13,207)	(65,499)

Cash and cash equivalents - beginning of period	90,138	125,650

Cash and cash equivalents - end of period	$76,931	$60,151

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,093	$699
Income taxes	11,797	6,453

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 15, 2016. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	New Agreements:

In May 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, acquired the Rochas brand from The Procter & Gamble Company. This transaction includes all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million) was allocated to trademarks with indefinite lives, including approximately $5.4 million in acquisition related expenses. An additional $4.4 million was paid for related inventory.

The cost of the acquisition was paid in cash on the closing date and was financed entirely through a 5-year term loan payable in equal quarterly installments plus interest. This term loan requires the maintenance of certain financial covenants including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity relating to trademarks, licenses and other intangible assets is as follows:

(In thousands)	June 30, 2015	December 31, 2014

Trademarks, licenses and other intangible assets – beginning of period	$98,531	$116,243
Trademarks,licenses and other intangible assets acquired	119,500	922
Amortization	(2,830)	(6,595)
Foreign currency translation adjustment	(6,564)	(12,039)

Trademarks, licenses and other intangible assets – end of period	$208,637	$98,531

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2015	December 31, 2014

Raw materials and component parts	$40,146	$36,383
Finished goods	82,206	65,943

	$122,352	$102,326

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at June 30, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$151,901	$—	$151,901	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	101	—	101	—

	$152,002	$—	$152,002	$—
Liabilities:
Interest rate swaps	$186	$—	$186	$—

		Fair Value Measurements at December 31, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$190,152	$—	$190,152	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$355	$—	$355	$—

The carrying amount of cash and cash equivalents including money market funds, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using third party quotes obtained from financial institutions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Derivative Financial Instruments:

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future transactions expected to be denominated in a foreign currency. In connection with the Rochas acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency exchange contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge. The Company did not have any other cash flow hedges during the three and six months ended June 30, 2015 and 2014.

Gains and losses in derivatives not designated as hedges are included in loss on foreign currency on the accompanying income statement and were immaterial for the three and six months ended June 30, 2015 and 2014. For the three and six months ended June 30, 2015, the loss of $0.2 million from the interest rate swap is included in interest income.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of June 30, 2015 resulted in an asset and is included in other current assets and at December 31, 2014 such valuation resulted in a liability and is included in accrued expenses on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At June 30, 2015, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $14.0 million, GB pounds £1.9 million and JPY ¥68.0 million which all have maturities of less than one year.

7.	Accrued Expenses:

Accrued expenses include approximately $9.0 million and $16.5 million in advertising liabilities as of June 30, 2015 and December 31, 2014, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for both the six months ended June 30, 2015 and 2014 aggregated $0.03 million. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	385,505	$7.14
Nonvested options granted	14,000	$6.73
Nonvested options vested or forfeited	(7,815)	$6.47
Nonvested options – end of period	391,690	$7.14

Share-based payment expense decreased income before income taxes by $0.20 million and $0.39 million for the three and six months ended June 30, 2015, respectively, as compared to $0.23 million and $0.46 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.12 million and $0.24 million for the three and six months ended June 30, 2015, respectively, as compared to $0.15 million and $0.26 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2015:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2015	639,495	$23.19
Options granted	14,000	25.67
Options cancelled	(2,950)	26.02
Options exercised	(26,615)	16.12

Outstanding at June 30, 2015	623,930	$23.53

Options exercisable	232,240	$18.74
Options available for future grants	316,705

As of June 30, 2015, the weighted average remaining contractual life of options outstanding is 3.50 years (2.19 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $6.7 million and $3.6 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.3 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2015 and June 30, 2014 were as follows:

(In thousands)	June 30, 2015	June 30, 2014

Cash proceeds from stock options exercised	$428	$801
Tax benefits	—	—
Intrinsic value of stock options exercised	462	1,568

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2015 and 2014 were $6.73 and $8.37 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2015 and 2014 are set forth in the following table:

	June 30, 2015	June 30, 2014

Weighted average expected stock-price volatility	34%	37%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.28%	1.55%
Weighted average dividend yield	1.8%	2.8%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Inter Parfums, Inc.	$4,351	$6,109	$14,358	$15,003
Effect of dilutive securities of consolidated subsidiary	—	—	—	—
Numerator for diluted earnings per share	$4,351	$6,109	$14,358	$15,003
Denominator:
Weighted average shares	30,988	30,938	30,984	30,919
Effect of dilutive securities:
Stock options	119	131	105	144
Denominator for diluted earnings per share	31,107	31,069	31,089	31,063

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.14	$0.20	$0.46	$0.49
Diluted	0.14	0.20	0.46	0.48

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.27 million shares and 0.13 million shares of common stock for the six months ended June 30, 2015 and 2014, respectively, and 0.26 million and 0.13 million shares of common stock for the three months ended June 30, 2015 and 2014, respectively.

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income attributable to Inter Parfums, Inc.	$4,351	$6,109	$14,358	$15,003
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	—	6	319
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$4,351	$6,109	$14,352	$14,684

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Segment and Geographic Areas:

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. European operations primarily represent the sale of prestige brand name fragrances and United States operations primarily represent the sale of prestige brand and specialty retail fragrances.

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales:
United States	$24,874	$23,540	$47,353	$42,933
Europe	77,221	94,673	164,008	197,049
Eliminations	(74)	(21)	(91)	(59)

	$102,021	$118,192	$211,270	$239,923

Net income attributable to Inter Parfums, Inc.:
United States	$1,241	$1,405	$2,349	$1,338
Europe	3,110	4,704	12,009	13,665

	$4,351	$6,109	$14,358	$15,003

			June 30,	December 31,
			2015	2014
Total Assets:
United States			$82,131	$78,740
Europe			610,107	535,049
Eliminations of investment in subsidiary			(9,209)	(9,283)

			$683,029	$604,506

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 78% and 82% of net sales for the six months ended June 30, 2015 and 2014, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world. We own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the six months ended June 30, 2015, sales of product for these brands represented 15%, 22%, and 18% of net sales, respectively.

Through our United States operations, we also market prestige brand as well as specialty retail fragrance and fragrance related products. United States operations represented 22% and 18% of net sales for the six months ended June 30, 2015 and 2014, respectively. These fragrance products are sold or to be sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Gap, Hollister, Oscar de la Renta, and Shanghai Tang brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality has been more evident in the past few years. We operate distribution subsidiaries in Italy, Germany, Spain, and the United States. In addition, our specialty retail product lines sold to United States retailers are also concentrated in the second half of the year.

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

During the six months ended June 30, 2015, the economic uncertainty and financial market volatility taking place in certain European countries, the Middle East and China had a small negative impact on our business, and at this time we do not believe it will significantly affect our business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

Rochas

In May 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, acquired the Rochas brand from The Procter & Gamble Company. This transaction includes all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million) was allocated to trademarks with indefinite lives, including approximately $5.4 million in acquisition related expenses. An additional $4.4 million was paid for related inventory.

The cost of the acquisition was paid in cash on the closing date and was financed entirely through a 5-year term loan payable in equal quarterly installments plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

Results of Operations

Three and Six Months Ended June 30, 2015 as Compared to the Three and Six Months Ended June 30, 2014

Net Sales

	Three months ended June 30,				Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)

European based brand product sales	$77.1	$94.7	-18.5%	$163.9	$197.0	-16.8%
United States based product sales	24.9	23.5	5.7%	47.4	42.9	10.3%
Total net sales	$102.0	$118.2	-13.7%	$211.3	$239.9	-11.9%

Net sales for the three months ended June 30, 2015 decreased 13.7% to $102.0 million, as compared to $118.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 5.3%. Net sales for the six months ended June 30, 2015 decreased 11.9% to $211.3 million, as compared to $239.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales decreased 4.0% for the period.

European based prestige product sales decreased 18.5% and 16.8% for the three and six months ended June 30, 2015, respectively as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, European based prestige product sales decreased 8% and 7% for the three and six months ended June 30, 2015, respectively. Jimmy Choo was our leading brand in the second quarter. Strong momentum by the Jimmy Choo Man line, particularly in the U.S. market, along with the launch earlier this year of Jimmy Choo Blossom for women, led to an increase in local currency sales of 62%. In dollars, Jimmy Choo brand sales increased 30% in the period, reflecting the impact of the 19% depreciation of the euro versus the dollar compared to the prior year second quarter. The weakening of the euro also had the effect of exacerbating lower second quarter sales of other brands, such as Montblanc, which experienced a 23% decline in local currency and a 38% reduction in dollars. Montblanc sales also had a difficult comparison against the highly successful launch of Emblem in the second quarter of 2014. Lanvin sales in the second quarter were down 9% and 27% in local currency and dollars, respectively, largely as a result of a challenging market environment in Eastern Europe, which was partially offset by gains for the ever resilient Eclat d’Arpège.

INTER PARFUMS, INC. AND SUBSIDIARIES

Despite the effect of a weaker euro, we maintain confidence in our future as we have strengthened advertising and promotional investments supporting all portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. For the remainder of 2015, although we anticipate strong performances from certain of our existing scents within our major European based prestige brands, our optimism is somewhat tempered by the negative market conditions seen in China and Eastern Europe that have continued through the second quarter of 2015, and which we expect to continue throughout 2015. However, we are very excited for the upcoming August launch of Jimmy Choo Illicit, which promises to build on the strong results we’ve generated with this brand. Our plans also call for the unveiling of Lady Emblem during the second half of 2015, which we expect to boost Montblanc sales as the year progresses and into 2016. Lanvin sales should also benefit from new launch activity in the coming months, with the introduction of a new scent for women, Eclat de Fleurs.

United States based product sales increased 5.7% and 10.3% for the three and six months ended June 30, 2015, respectively as compared to the corresponding periods of the prior year and reflects the successful launches of Extraordinary by Oscar de la Renta and Icon by Dunhill earlier this year. Both of these launches have exceeded our expectations. Oscar de la Renta brand sales increased 94% to $8.4 million for the six months ended June 30, 2015, as compared to $4.3 million for the corresponding period of the prior year. Dunhill brand sales increased 58% in the six month period to $10.2 million, as compared to $6.5 million for the corresponding period of the prior year. Mitigating some of these gains was the decline in Anna Sui brand sales, which resulted from continued negative market conditions in China. Anna Sui product sales declined 24% and 35% for the three and six months ended June 30, 2015 respectively, as compared to the corresponding periods of the prior year.

Net Sales to Customers by Region

   (In millions)

	Six months ended June 30,
	2015	2014

North America	$55.3	$59.2
Western Europe	49.5	63.5
Eastern Europe	13.9	16.8
Central and South America	21.8	26.7
Middle East	26.2	25.2
Asia	39.5	42.9
Other	5.1	5.6
	$211.3	$239.9

The chart above demonstrates the effect of negative market conditions in China and Eastern Europe. The 2015 decline in Western Europe includes the effect of the 19% devaluation of the euro against the dollar and the difficult comparison for Karl Lagerfeld brand sales in 2015 compared to the initial launch of that brand in the 2014 period.

We are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014

Net sales	$102.0	$118.2	$211.3	$239.9
Cost of sales	41.7	50.1	83.3	102.6

Gross margin	$60.3	$68.1	$128.0	$137.3
Gross margin as a percent of net sales	59%	58%	61%	57%

Gross profit margin was 59% and 61% for the three and six months ended June 30, 2015, respectively, as compared to 58% and 57% for the corresponding periods of the prior year. For European operations, gross profit margin was 62.9% and 63.9% for the three and six months ended June 30, 2015, respectively, as compared to 59.7% and 59.6% for the corresponding periods of the prior year. The margin fluctuation for European operations is directly related to currency fluctuation. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for both the three and six months ended June 30, 2015 was 1.11, as compared to 1.37 for both periods in 2014.

For U.S. operations, gross profit margin was 49.1% for the six months ended June 30, 2015, as compared to 46.3% for the corresponding period of the prior year. The increase for the six months ended June 30, 2015 is primarily the result of a shift in product mix during the period as sales growth for our U.S. operations has primarily come from our newest, higher margin prestige product licenses, such as Oscar de la Renta and Dunhill, while sales of lower margin specialty retail and mass market products have been in a decline. This trend is expected to continue throughout 2015 although some quarterly fluctuations will occur.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.1 million and $2.2 million for the three and six month periods ended June 30, 2015, respectively, as compared to $1.2 million and $2.4 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014

Selling, general and administrative expenses	$52.1	$55.3	$98.6	$107.1
Selling, general and administrative expenses as a percent of net sales	51%	47%	47%	45%

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses decreased 6% and 8% for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 51% and 47% of net sales for the three and six months ended June 30, 2015, as compared to 47% and 45% for the corresponding periods of the prior year. For European operations, selling, general and administrative expenses decreased 8% and 12% for the three and six months ended June 30, 2015, as compared to the corresponding periods of the prior year and represented 55% and 48% of sales for the three and six months ended June 30, 2015, as compared to 49% and 45% for the corresponding periods of the prior year. With constant currency sales declining 8% and 7% for the three and six months ended June 30, 2015, respectively, we have not yet gained leverage over our fixed expenses. For U.S. operations, while sales increased 6% and 10% for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods of the prior year, selling, general and administrative expenses increased 6% and 11% for the three and six months ended June 30, 2015. This increase is due as the result of sales growth from our U.S. operations coming primarily from our newest, prestige product licenses, such as Oscar de la Renta and Dunhill, which bear royalty and advertising expenses.

Promotion and advertising included in selling, general and administrative expenses aggregated $17.5 million and $30.1 million for the three and six months ended June 30, 2015, respectively, as compared to $20.3 million and $34.8 million for the corresponding periods of the prior year. Promotion and advertising represented 17% of net sales for both three month periods ended June 30, 2015 and 2014, and represented 14% of net sales for both six month periods ended June 30, 2015 and 2014.

Royalty expense included in selling, general and administrative expenses aggregated $7.6 million and $16.2 million for the three and six months ended June 30, 2015, respectively, as compared to $8.0 million and $15.8 million for the corresponding periods of the prior year. Royalty expense represented 7.5% and 7.7% of net sales for the three and six months ended June 30, 2015, as compared to 6.8% and 6.6% of net sales for the corresponding period of the prior year. Royalty expense for the three and six months ended June 30, 2015 include $0.6 million and $1.2 million, respectively, relating to a June 2015 settlement with Burberry regarding the royalty liability.

Service fees relating to the activities of our distribution subsidiaries aggregated $2.2 million and $4.7 million for the three and six months ended June 30, 2015, respectively, as compared to $2.4 million and $5.7 million for the corresponding periods of the prior year.

As a result of the above analysis regarding margins and selling, general and administrative expenses, income from operations decreased to $8.2 million for the three months ended June 30, 2015, as compared to $12.9 million for the corresponding period of the prior year. Income from operations decreased to $29.3 million for the six month period ended June 30, 2015, as compared to $30.3 million for the corresponding period of the prior year. Operating margins were 8.1% and 13.9% of net sales for the three and six months ended June 30, 2015, respectively, as compared to 10.9% and 12.6% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.6 million and $0.8 million for the three and six months ended June 30, 2015 and 2014. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency loss aggregated $0.1 and $2.1 million for the three and six months ended June 30, 2015, respectively, as compared to $0.1 million for both the corresponding periods of the prior year. The volatility in currency exchange rates during the first quarter of 2015 had not been seen in many years. The loss incurred during the six months ended June 30, 2015, primarily represents losses from intercompany accounts between our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged by the use of foreign currency forward exchange contracts. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 50% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.8 million and $2.0 million for the three and six months ended June 30, 2015, respectively, as compared to $0.9 million and $2.1 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective income tax rate was 34% for both the three and six-month periods ended June 30, 2015, respectively, as compared to 41% and 37% for the corresponding periods of the prior year. In the 2014 second quarter, the Company accrued $0.8 million for a tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. Although a similar amount was incurred in the second quarter of 2015, the Company modified its income tax accrual for interim periods to utilize an annual effective rate. Excluding this tax our effective income tax rate was 34% for the six months ended June 30, 2014. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income European operations	$4,279	$6,262	$16,476	$18,479
Net income U.S. operations	1,241	1,405	2,349	1,338

Net income	5,520	7,667	18,825	19,817
Less: Net income attributable to the noncontrolling interest	1,169	1,558	4,467	4,814

Net income attributable to Inter Parfums, Inc.	$4,351	$6,109	$14,358	$15,003

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.14	$0.20	$0.46	$0.49
Diluted	$0.14	$0.20	$0.46	$0.48

Weighted average number of shares outstanding:
Basic	30,988	30,938	30,984	30,919
Diluted	31,107	31,069	31,089	31,063

Net income was $5.5 million for the three months ended June 30, 2015, as compared to $7.7 million for the corresponding period of the prior year. Net income was $18.8 million for the six months ended June 30, 2015, as compared to $19.8 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As previously discussed, our European operations reported net sales are affected by changes in foreign currency exchange rates, as a strong U.S. dollar has a negative impact on reported net sales. However, earnings are positively affected by a strong U.S. dollar, because almost 50% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. For United States operations during the six months ended June 30, 2015, sales increased 10% while selling, general and administrative expenses increased 11%. Therefore, the increase in net income for the six month period is primarily the result of the increase in gross margin.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 27% of European operations net income for the three and six months ended June 30, 2015, respectively, as compared to 25% and 26% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At June 30, 2015, working capital aggregated $342 million and we had a working capital ratio of almost 4.0 to 1. Cash and cash equivalents and short-term investments aggregated $229 million, practically all of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Almost 90% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $197 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its substantial resources to potentially acquire additional brands either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined without urgency, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities was $9.0 million for the six months ended June 30, 2015, as compared to $11.4 million for the six months ended June 30, 2014. For the 2015 period, working capital items used $34.5 million in cash from operating activities, as compared to $38.9 million in the 2014 period. The only significant fluctuation relates to inventories which increased 26% in terms of cash flow and reflect levels needed to support all of our upcoming new product launches.

Cash flows used in investing activities in 2015 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $72 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In May 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, acquired the Rochas brand from The Procter & Gamble Company. This transaction includes all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million) was allocated to trademarks with indefinite lives, including approximately $5.4 million in acquisition related expenses. An additional $4.4 million was paid for related inventory.

The cost of the acquisition was paid in cash on the closing date and was financed entirely through a 5-year term loan payable in equal quarterly installments plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2015, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2015 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.0 million in credit lines provided by a consortium of international financial institutions.

In January 2015, the Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share. The next quarterly cash dividend of $0.13 per share is payable on October 15, 2015 to shareholders of record on September 30, 2015. The annual cash dividend for 2015 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2015.

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

At June 30, 2015, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $14.0 million, GB pounds £1.9 million and JPY ¥68.0 million, which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. We entered into an interest rate swap in June 2015 on €100 million of debt, effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2015.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 30