Form 10-Q
period 2015-09-30
INTER PARFUMS INC
filed 2015-11-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 6, 2015, there were 31,005,548 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$124,529	$90,138
Short-term investments	90,219	190,152
Accounts receivable, net	130,244	90,124
Inventories	106,991	102,326
Receivables, other	3,445	1,542
Other current assets	5,301	4,504
Income tax receivable	51	929
Deferred tax assets	9,212	6,848
Total current assets	469,992	486,563
Equipment and leasehold improvements, net	8,712	9,187
Trademarks, licenses and other intangible assets, net	207,656	98,531
Other assets	8,543	10,225
Total assets	$694,903	$604,506

LIABILITIES AND EQUITY
Current liabilities:
Loans payable – banks	$—	$298
Current portion of long-term debt	21,975	—
Accounts payable, trade	39,322	46,646
Accrued expenses	42,530	49,194
Income taxes payable	9,186	3,773
Dividends payable	4,031	3,717
Total current liabilities	117,044	103,628
Long-term debt, less current portion	84,562	—
Deferred tax liability	4,339	2,154
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,005,208 and 30,977,293 shares at September 30, 2015 and December 31, 2014, respectively	31	31
Additional paid-in capital	61,235	60,200
Retained earnings	390,610	374,121
Accumulated other comprehensive (loss)	(39,915)	(15,823)
Treasury stock, at cost, 9,897,995 common shares at September 30, 2015 and December 31, 2014, respectively	(36,464)	(36,464)
Total Inter Parfums, Inc. shareholders’ equity	375,497	382,065
Noncontrolling interest	113,461	116,659
Total equity	488,958	498,724
Total liabilities and equity	$694,903	$604,506

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$138,944	$134,206	$350,214	$374,129

Cost of sales	53,118	58,878	136,453	161,455

Gross margin	85,826	75,328	213,761	212,674

Selling, general and administrative expenses	58,188	56,647	156,815	163,720

Income from operations	27,638	18,681	56,946	48,954

Other expenses (income):
Interest expense	1,041	554	1,811	1,402
(Gain) loss on foreign currency	(336)	(1,129)	1,751	(1,057)
Interest income	(857)	(915)	(2,829)	(2,974)

	(152)	(1,490)	733	(2,629)

Income before income taxes	27,790	20,171	56,213	51,583

Income taxes	9,156	6,407	18,754	18,003

Net income	18,634	13,764	37,459	33,580

Less: Net income attributable to the noncontrolling interest	4,414	2,651	8,881	7,465

Net income attributable to Inter Parfums, Inc.	$14,220	$11,113	$28,578	$26,115

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.46	$0.36	$0.92	$0.84
Diluted	$0.46	$0.36	$0.92	$0.84

Weighted average number of shares outstanding:
Basic	31,005	30,941	30,991	30,927
Diluted	31,098	31,054	31,092	31,060

Dividends declared per share	$0.13	$0.12	$0.39	$0.36

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income: (loss)

Net income	$18,634	$13,764	$37,459	$33,580

Other comprehensive income (loss):

Translation adjustments, net of tax	(442)	(37,990)	(33,031)	(42,620)

Comprehensive income (loss)	18,192	(24,226)	4,428	(9,040)

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	4,414	2,651	8,881	7,465

Other comprehensive income (loss):

Translation adjustments, net of tax	14	(10,786)	(8,939)	(12,296)

Comprehensive income (loss) attributable to the noncontrolling interests	4,428	(8,135)	(58)	(4,831)

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$13,764	$(16,091)	$4,486	$(4,209)

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	60,200	57,877
Shares issued upon exercise of stock options	451	1,074
Sale of subsidiary shares to noncontrolling interests	(6)	(335)
Stock-based compensation	590	507
Additional paid-in capital, end of period	61,235	59,123

Retained earnings, beginning of period	374,121	359,459
Net income	28,578	26,115
Dividends	(12,089)	(11,137)
Stock-based compensation	—	79
Retained earnings, end of period	390,610	374,516

Accumulated other comprehensive income (loss), beginning of period	(15,823)	25,860
Foreign currency translation adjustment	(24,092)	(30,324)
Accumulated other comprehensive income (loss), end of period	(39,915)	(4,464)

Treasury stock, beginning of period	(36,464)	(36,016)
Shares issued upon exercise of stock options	—	101
Shares received as proceeds of option exercises	—	(351)
Treasury stock, end of period	(36,464)	(36,266)

Noncontrolling interest, beginning of period	116,659	128,145
Net income	8,881	7,465
Foreign currency translation adjustment	(8,939)	(12,296)
Sale of subsidiary shares to noncontrolling interest	696	1,365
Dividends	(3,836)	(4,667)
Stock-based compensation	—	30
Noncontrolling interest, end of period	113,461	120,042

Total equity	$488,958	$512,982

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$37,459	$33,580
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,718	7,723
Provision for doubtful accounts	39	456
Noncash stock compensation	590	689
Deferred tax benefit	(508)	(799)
Change in fair value of derivatives	670	—
Changes in:
Accounts receivable	(44,778)	(51,455)
Inventories	(10,737)	(3,566)
Other assets	(2,106)	(411)
Accounts payable and accrued expenses	(6,189)	(12,347)
Income taxes, net	6,346	12,931

Net cash used in operating activities	(12,496)	(13,199)

Cash flows from investing activities:
Purchases of short-term investments	(56,216)	(248,193)
Proceeds from sale of short-term investments	141,009	214,975
Purchases of equipment and leasehold improvements	(2,500)	(2,584)
Payment for intangible assets acquired	(119,541)	(821)

Net cash used in investing activities	(37,248)	(36,623)

Cash flows from financing activities:
Repayments of loans payable – banks, net	—	(5,841)
Proceeds from issuance of long-term debt	111,440	—
Repayments of long-term debt	(6,404)	—
Proceeds from exercise of options	451	861
Proceeds from sale of stock of subsidiary	690	1,030
Dividends paid	(11,775)	(11,128)
Dividends paid to noncontrolling interest	(3,836)	(4,667)
Purchase of treasury stock	—	(37)

Net cash provided by (used in) financing activities	90,566	(19,782)

Effect of exchange rate changes on cash	(6,431)	(5,861)

Net increase (decrease) in cash and cash equivalents	34,391	(75,465)

Cash and cash equivalents - beginning of period	90,138	125,650

Cash and cash equivalents - end of period	$124,529	$50,185

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$1,688	$1,028
Income taxes	16,692	6,396

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 15, 2016. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	New Agreements:

In October 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, has extended its license agreement with Montblanc by five years. The original agreement, signed in 2010, provided Interparfums SA with the exclusive worldwide license rights to create, produce and distribute perfumes and ancillary products under the Montblanc brand through December 31, 2020. The new 10-year agreement, which goes into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost of the acquisition was paid in cash on the closing date and was financed entirely through a 5-year term loan payable in equal quarterly installments plus interest. This term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

In July 2015, Interparfums SA formed a new subsidiary in Spain, Parfums Rochas. The subsidiary is 51% owned by Interparfums SA with the remaining 49% owned by its Rochas distributor for Spain. Parfums Rochas will be responsible for Rochas brand distribution in the territory.

Activity relating to trademarks, licenses and other intangible assets is as follows:

(In thousands)	September 30, 2015	December 31, 2014

Trademarks, licenses and other intangible assets – beginning of period	$98,531	$116,243
Trademarks, licenses and other intangible assets acquired	119,541	922
Amortization	(4,291)	(6,595)
Foreign currency translation adjustment	(6,125)	(12,039)

Trademarks, licenses and other intangible assets – end of period	$207,656	$98,531

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2015	December 31, 2014

Raw materials and component parts	$28,664	$36,383
Finished goods	78,327	65,943

	$106,991	$102,326

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at September 30, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$90,219	$—	$90,219	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	285	—	285	—

	$90,504	$—	$90,504	$—
Liabilities:
Interest rate swaps	$670	$—	$670	$—

		Fair Value Measurements at December 31, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$190,152	$—	$190,152	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$355	$—	$355	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future transactions expected to be denominated in a foreign currency. In connection with the Rochas acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency exchange contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge. The Company did not have any other cash flow hedges during the three and nine months ended September 30, 2015 and 2014.

Gains and losses in derivatives not designated as hedges are included in loss on foreign currency on the accompanying income statement and were immaterial for the three and nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2015, the loss of $0.5 million and $0.7 million is from the interest rate swap and is included in interest income.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheet as of September 30, 2015. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting as of September 30, 2015 resulted in an asset and is included in other current assets, and at December 31, 2014 such valuation resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At September 30, 2015, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $14.6 million, GB pounds £4 million and JPY ¥115 million which all have maturities of less than one year.

7.	Accrued Expenses:

Accrued expenses include approximately $11.8 million and $16.5 million in advertising liabilities as of September 30, 2015 and December 31, 2014, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for both the nine months ended September 30, 2015 and 2014 aggregated $0.03 million. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	385,505	$7.14
Nonvested options granted	14,000	$6.73
Nonvested options vested or forfeited	(9,935)	$6.80
Nonvested options – end of period	389,570	$7.14

Share-based payment expense decreased income before income taxes by $0.20 million and $0.59 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.23 million and $0.69 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.12 million and $0.35 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.13 million and $0.38 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2015:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2015	639,495	$23.19
Options granted	14,000	25.67
Options cancelled	(4,700)	27.51
Options exercised	(27,915)	16.18

Outstanding at September 30, 2015	620,880	$23.53

Options exercisable	231,310	$18.76
Options available for future grants	319,235

As of September 30, 2015, the weighted average remaining contractual life of options outstanding is 3.25 years (1.94 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $2.6 million and $1.7 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.1 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2015 and September 30, 2014 were as follows:

(In thousands)	September 30, 2015	September 30, 2014

Cash proceeds from stock options exercised	$451	$861
Tax benefits	—	—
Intrinsic value of stock options exercised	482	1,631

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2015 and 2014 were $6.73 and $8.47 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2015 and 2014 are set forth in the following table:

	September 30, 2015	September 30, 2014

Weighted average expected stock-price volatility	34%	37%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.28%	1.60%
Weighted average dividend yield	1.8%	2.4%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Inter Parfums, Inc.	$14,220	$11,113	$28,578	$26,115
Effect of dilutive securities of consolidated subsidiary	—	—	—	—
Numerator for diluted earnings per share	$14,220	$11,113	$28,578	$26,115
Denominator:
Weighted average shares	31,005	30,941	30,991	30,927
Effect of dilutive securities:
Stock options	93	113	101	133
Denominator for diluted earnings per share	31,098	31,054	31,092	31,060

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.46	$0.36	$0.92	$0.84
Diluted	0.46	0.36	0.92	0.84

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.27 million shares and 0.13 million shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, and 0.27 million and 0.13 million shares of common stock for the three months ended September 30, 2015 and 2014, respectively.

10.	Net Income Attributable to Inter Parfums, Inc. and Transfers From the Noncontrolling Interest:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income attributable to Inter Parfums, Inc.	$14,220	$11,113	$28,578	$26,115
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	16	6	335
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$14,220	$11,097	$28,572	$25,780

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Segment and Geographic Areas:

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales:
United States	$28,770	$30,784	$76,123	$73,718
Europe	110,204	103,457	274,212	300,506
Eliminations	(30)	(35)	(121)	(95)

	$138,944	$134,206	$350,214	$374,129

Net income attributable to Inter Parfums, Inc.:
United States	$2,537	$2,705	$4,886	$4,042
Europe	11,683	8,408	23,692	22,073

	$14,220	$11,113	$28,578	$26,115

	September 30,	December 31,
	2015	2014
Total Assets:
United States	$81,599	$78,740
Europe	622,429	535,049
Eliminations of investment in subsidiary	(9,125)	(9,283)

	$694,903	$604,506

12.	Income Taxes:

The Company is undergoing a tax audit by the French Tax Authorities; it is too early to assess whether or not this audit will have any impact on the Company’s financial statements.

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

We produce and distribute our European based prestige products primarily under license agreements with brand owners, and European based prestige product sales represented approximately 78% and 80% of net sales for the nine months ended September 30, 2015 and 2014, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world. We own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the nine months ended September 30, 2015, sales of product for these brands represented 15%, 22%, and 20% of net sales, respectively.

Through our United States operations, we also market prestige brands as well as specialty retail fragrance and fragrance related products. United States operations represented 22% and 20% of net sales for the nine months ended September 30, 2015 and 2014, respectively. These fragrance products are sold or are to be sold under trademarks owned by us or pursuant to license or other agreements with the owners of the Anna Sui, Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarters holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Italy, Germany, Spain, and the United States.

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

During the nine months ended September 30, 2015, the economic uncertainty and financial market volatility taking place in certain European countries, the Middle East, China and Brazil, had a small negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Montblanc

In October 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, has extended its license agreement with Montblanc by five years. The original agreement, signed in 2010, provided Interparfums SA with the exclusive worldwide license rights to create, produce and distribute perfumes and ancillary products under the Montblanc brand through December 31, 2020. The new 10-year agreement, which goes into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

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

In July 2015, Interparfums SA formed a new subsidiary in Spain, Parfums Rochas. The subsidiary is 51% owned by Interparfums SA with the remaining 49% owned by its Rochas distributor for Spain. Parfums Rochas will be responsible for Rochas brand distribution in the territory.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 as Compared to the Three and Nine Months Ended September 30, 2014

Net Sales

  (In millions)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change

European based brand product sales	$110.1	$103.4	6.5%	$274.1	$300.4	-8.8%
United States based product sales	28.8	30.8	-6.5%	76.1	73.7	3.3%
Total net sales	$138.9	$134.2	3.5%	$350.2	$374.1	-6.4%

INTER PARFUMS, INC. AND SUBSIDIARIES

Net sales for the three months ended September 30, 2015 increased 3.5% to $138.9 million, as compared to $134.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 11.4%. Net sales for the nine months ended September 30, 2015 decreased 6.4% to $350.2 million, as compared to $374.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 1.7% for the period.

European based prestige product sales increased 6.5% and decreased 8.8% for the three and nine months ended September 30, 2015, respectively as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, European based prestige product sales increased 16.8% and 1.3% for the three and nine months ended September 30, 2015, respectively. The 16% to 19% depreciation range of the euro versus the dollar for each of the first three quarters of 2015 has taken its toll on reported sales. Most recently, the currency impact was most apparent with our three largest brands, led by Jimmy Choo, where brand sales for the three months ended September 30, 2015 increased 46% in local currency, but only 23% in dollars, as compared to the corresponding period of the prior year. The excellent performance in Jimmy Choo fragrance sales reflects robust gains from the Jimmy Choo Man line, particularly in the United States, and the recent and promising launch of the Jimmy Choo Illicit line, the brand's third women's fragrance initiative. Montblanc sales comparison was more favorable in the third quarter than in the first half, with brand sales up 25% in local currency and 5% in dollars, driven by the successes of the Legend and Emblem lines and initial sales for the Lady Emblem line. Lanvin brand sales rebounded in the third quarter, up 7% in local currency but down 10% in dollars.

Irrespective of a weaker euro, we maintain confidence in our future as we have strengthened advertising and promotional investments supporting our portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. We are also encouraged from our recent new product launches. The release of Jimmy Choo Illicit promises to build on the strong results we’ve generated with the Jimmy Choo brand. The unveiling of Lady Emblem during the second half of 2015, has helped boost Montblanc sales. Lanvin sales should also continue to benefit from its recent introduction of a new scent for women, Eclat de Fleurs.

For the remainder of 2015, although we anticipate strong performances from our major European based prestige brands, our optimism is somewhat tempered by the negative market conditions seen in China, Eastern Europe and most recently, Brazil, which we expect to continue in the near-term.

United States based product sales decreased 6.5% but increased 3.3% for the three and nine months ended September 30, 2015, respectively as compared to the corresponding periods of the prior year. Dunhill fragrances had an exceptionally strong performance with brand sales up 39% and 50% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods of the prior year. The success of the 2015 launch of Dunhill Icon has enabled Dunhill to quickly become our largest brand within our United States operations with sales for the nine months ended September 30, 2015 reaching $16.7 million. Oscar de la Renta brand sales were down by 6% for the quarter, but up nearly 35% year-to-date, aggregating $14.3 million for the nine months ended September 30, 2015, benefitting from the 2015 launch of Extraordinary by Oscar de la Renta. We anticipate the growth trend to resume for Oscar de la Renta brand sales in the fourth quarter of 2015. Sales of Anna Sui fragrances, which were down nearly 19% from last year’s third quarter, continue to be depressed by negative market conditions in China.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region

  (In millions)

	Nine months ended September 30,
	2015	2014

North America	$94.3	$97.6
Western Europe	91.9	98.8
Eastern Europe	29.9	31.1
Central and South America	31.0	38.9
Middle East	36.2	34.3
Asia	58.3	65.1
Other	8.6	8.3
	$350.2	$374.1

The chart above demonstrates the effect of negative market conditions in China, Eastern Europe and South America. The decline in Western Europe in 2015 includes the effect of the 18% devaluation of the euro against the dollar and the difficult comparison for Karl Lagerfeld brand sales in 2015 compared to the initial launch of that brand in the 2014 period.

We are actively pursuing other new business opportunities. However, we cannot assure you that any new licenses, acquisitions or specialty retail agreements will be consummated.

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014

Net sales	$138.9	$134.2	$350.2	$374.1
Cost of sales	53.1	58.9	136.4	161.4

Gross margin	$85.8	$75.3	$213.8	$212.7
Gross margin as a percent of net sales	62%	56%	61%	57%

Gross profit margin was 62% and 61% for the three and nine months ended September 30, 2015, respectively, as compared to 56% and 57% for the corresponding periods of the prior year. For European operations, gross profit margin was 64.8% and 64.2% for the three and nine months ended September 30, 2015, respectively, as compared to 58.7% and 59.3% for the corresponding periods of the prior year. The margin fluctuation for European operations is directly related to currency fluctuation. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for both the three and nine months ended September 30, 2015 was 1.11, as compared to 1.33 and 1.35 for the three and nine months ended September 30, 2014, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

For U.S. operations, gross profit margin was 50.3% and 49.6% for the three and nine months ended September 30, 2015, respectively, as compared to 47.4% and 46.8% for the corresponding period of the prior year. The increases are primarily the result of a shift in product mix during the period as sales growth for our U.S. operations has primarily come from our higher margin prestige product licenses, such as Oscar de la Renta and Dunhill, while sales of lower margin specialty retail and mass market products have been in a decline. This trend is expected to continue, although some quarterly fluctuations can occur.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.3 million and $3.6 million for the three and nine month ended September 30, 2015, respectively, as compared to $1.4 million and $3.8 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014

Selling, general and administrative expenses	$58.2	$56.6	$156.8	$163.7
Selling, general and administrative expenses as a percent of net sales	42%	42%	45%	44%

Selling, general and administrative expenses increased 2.7% and decreased 4.2% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 42% and 45% of net sales for the three and nine months ended September 30, 2015, as compared to 42% and 44% for the corresponding periods of the prior year. For European operations, selling, general and administrative expenses increased 3% but decreased 7% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods of the prior year and represented 43% and 46% of sales for the three and nine months ended September 30, 2015, as compared to 44% and 45% for the corresponding periods of the prior year. With constant currency sales up 16.8% and 1.3% for the three and nine months ended September 30, 2015, respectively, we can see the potential for leverage over our fixed expenses. For U.S. operations, while sales decreased 6.5% but increased 3.3% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods of the prior year, selling, general and administrative expenses increased 0.9% and 7.0% for the three and nine months ended September 30, 2015. This increase is the result of sales growth from our U.S. operations coming primarily from our newest, prestige product licenses, such as Oscar de la Renta and Dunhill, which bear royalty and advertising expenses.

Promotion and advertising included in selling, general and administrative expenses aggregated $21.2 million and $51.4 million for the three and nine months ended September 30, 2015, respectively, as compared to $20.7 million and $55.5 million for the corresponding periods of the prior year. Promotion and advertising represented 15.3% and 15.5% of net sales for the three months ended September 30, 2015 and 2014, and represented 14.7% and 14.8% of net sales for the nine months ended September 30, 2015 and 2014. Promotion and advertising expense has been very consistent on a period by period basis and once again, is expected to represent a much higher percentage of sales in the fourth quarter 2015. In 2013 and 2014, promotion and advertising represented approximately 34% and 25% of fourth quarter sales, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $9.5 million and $25.7 million for the three and nine months ended September 30, 2015, respectively, as compared to $9.9 million and $25.8 million for the corresponding periods of the prior year. Royalty expense represented 6.8% and 7.3% of net sales for the three and nine months ended September 30, 2015, as compared to 7.4% and 6.9% of net sales for the corresponding period of the prior year. These fluctuations are the result of the timing of accruals in 2014 and 2015 relating to the June 2015 settlement with Burberry regarding our royalty liability. Based on current data, we anticipate royalty expense to approximate 7% of net sales per year.

Service fees relating to the activities of our distribution subsidiaries aggregated $3.8 million and $8.4 million for the three and nine months ended September 30, 2015, respectively, as compared to $2.2 million and $7.8 million for the corresponding periods of the prior year. Approximately $0.6 million of the current period increase is the result of the addition of another distribution subsidiary in Spain, Parfums Rochas. The balance is due to increased sales from our U.S. distribution subsidiary.

As a result of the above analysis regarding margins and selling, general and administrative expenses, income from operations increased 48% to $27.6 million for the three months ended September 30, 2015, as compared to $18.7 million for the corresponding period of the prior year. Income from operations increased 16% to $56.9 million for the nine months ended September 30, 2015, as compared to $49.0 million for the corresponding period of the prior year. Operating margins were 19.9% and 16.3% of net sales for the three and nine months ended September 30, 2015, respectively, as compared to 13.9% and 13.1% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $1.0 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.6 million and $1.4 million for the corresponding period of the prior year. The increase is primarily related to the financing of the Rochas brand acquisition. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Foreign currency gain (loss) aggregated $0.3 and ($1.8) million for the three and nine months ended September 30, 2015, respectively, as compared to a gain of $1.1 million for both corresponding periods of the prior year. The volatility in currency exchange rates during the first quarter of 2015 had not been seen in many years. The loss incurred during the nine months ended September 30, 2015, primarily represents losses from intercompany accounts between our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged by the use of foreign currency forward exchange contracts. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 50% of net sales of our European operations are denominated in U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest income aggregated $0.9 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.9 million and $3.0 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective income tax rate was 33% for both the three and nine months ended September 30, 2015, respectively, as compared to 32% and 35% for the corresponding periods of the prior year. Overall, effective tax rates have been declining due to changes in allocation percentages related to state and local taxes of our U.S. operations and we continue to benefit from parts of our European operations that are located in lower tax jurisdictions. We expect our annual effective rate for 2015 to come in at approximately 33% to 34%. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. The Company is undergoing a tax audit by the French Tax Authorities; it is too early to assess whether or not this audit will have any impact on our financial statements.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income European operations	$16,097	$11,059	$32,573	$29,538
Net income U.S. operations	2,537	2,705	4,886	4,042

Net income	18,634	13,764	37,459	33,580

Less: Net income attributable to the noncontrolling interest	4,414	2,651	8,881	7,465

Net income attributable to Inter Parfums, Inc.	$14,220	$11,113	$28,578	$26,115

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.46	$0.36	$0.92	$0.84
Diluted	$0.46	$0.36	$0.92	$0.84

Weighted average number of shares outstanding:
Basic	31,005	30,941	30,991	30,927
Diluted	31,098	31,054	31,092	31,060

Net income increased 35% to $18.6 million for the three months ended September 30, 2015, as compared to $13.8 million for the corresponding period of the prior year. Net income increased 12% to $37.5 million for the nine months ended September 30, 2015, as compared to $33.6 million for the corresponding period of the prior year. The reasons for fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As previously discussed, our European operations reported net sales are affected by changes in foreign currency exchange rates, as a strong U.S. dollar has a negative impact on reported net sales. However, earnings are positively affected by a strong U.S. dollar, because almost 50% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. For United States operations during the nine months ended September 30, 2015, sales increased 3% while selling, general and administrative expenses increased 7%. Therefore, the increase in net income for the nine month period is primarily the result of the increase in gross margin.

INTER PARFUMS, INC. AND SUBSIDIARIES

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 27% of European operations net income for the three and nine months ended September 30, 2015, respectively, as compared to 24% and 25% for the corresponding periods of the prior year.

Liquidity and Capital Resources

The Company’s financial position remains strong. At September 30, 2015, working capital aggregated $353 million and we had a working capital ratio of over 4.0 to 1. Cash and cash equivalents and short-term investments aggregated $215 million, practically all of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Almost 90% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $196 million of trademarks, licenses and other intangible assets are held by European operations.

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

Cash used in operating activities was $12.5 million for the nine months ended September 30, 2015, as compared to $13.2 million for the nine months ended September 30, 2014. For the 2015 period, working capital items used $57.5 million in cash from operating activities, as compared to $54.8 million in the 2014 period. The only significant fluctuations for both periods relate to increases in accounts receivables as of the end of September as compared to that at the end of December. This reflects the seasonality in our business whereby sales in the third quarter are significantly higher than those in the fourth quarter.

Cash flows used in investing activities in 2015 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $88.5 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

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

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2015, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2015 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.0 million in credit lines provided by a consortium of international financial institutions.

In January 2015, the Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share. The next quarterly cash dividend of $0.13 per share is payable on January 15, 2016 to shareholders of record on December 31, 2015. The annual cash dividend for 2015 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2015.

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

At September 30, 2015, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $14.6 million, GB pounds £4.0 million and JPY ¥115.0 million, which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2015.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 30