Form 10-K
period 2015-12-31
INTER PARFUMS INC
filed 2016-03-14
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $576,800,567 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 11, 2016: 31,037,915.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: Our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing license and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; inability to protect our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; dependence upon third party manufacturers and distributors; dependence upon our management; competition; risks related to our foreign operations currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; seasonal variability of our business; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of other parties; and possible liability for improper comparative advertising or “Trade Dress”.

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

iii

PART I

Item 1. Business

Introduction

We are Inter Parfums, Inc. We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrance and fragrance related products. Organized under the laws of the State of Delaware in May 1985 as Jean Philippe Fragrances, Inc., we changed our name to Inter Parfums, Inc. in July 1999. We have also retained our brand name, Jean Philippe Fragrances, for some of our mass market products.

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

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4 Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the majority owner of Inter Parfums Gmbh, a distribution subsidiary for Germany, and is the sole owner of two (2) distribution subsidiaries, Inter Parfums srl for Italy, and Interparfums Luxury Brands, Inc., a Delaware corporation for distribution of prestige brands in the United States. In connection with the recent acquisition of the Rochas brand, Interparfums SA has also formed Parfums Rochas Spain, SL, a Spanish limited liability company, 51% owned by Interparfums SA. Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Singapore Pte., Ltd., an Asian sales and marketing office.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR”. The common shares of our subsidiary, Interparfums SA, are traded on the NYSE Euronext Exchange.

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

General

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrance and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Prestige fragrance products are produced and marketed by both our United States operations, and our European operations, the latter, through our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company, as 27% of Interparfums SA shares trade on the NYSE Euronext.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 77% of net sales for 2015. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

We own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names; for the year ended December 31, 2015, sales of product for these brands represented 15%, 21% and 20% of net sales, respectively.

United States Operations

Prestige brand fragrance products are also marketed through our United States operations, and represented 23% of sales for the year ended December 31, 2015. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Hollister, French Connection, Oscar de la Renta, and Shanghai Tang brands.

Recent Developments

Montblanc

In October 2015, we extended our license agreement with Montblanc by five years. The original agreement, signed in 2010, provided us with the exclusive worldwide license rights to create, produce and distribute fragrances and fragrance related products under the Montblanc brand through December 31, 2020. The new 10-year agreement, which went into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

French Connection

In September 2015, we entered into a 12-year license agreement to create, produce and distribute fragrances and fragrance related products under the French Connection brand names. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license agreement was subject to certain conditions precedent, which have now been satisfied, and the Company took over distribution of selected fragrances within the brand’s existing fragrance portfolio in 2016.

Rochas

In May 2015, we acquired the Rochas brand from The Procter & Gamble Company. This transaction includes all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million), including approximately $5.4 million in acquisition related expenses, was allocated to trademarks with indefinite lives including approximately $21 million of which was allocated to fashion trademarks. An additional $4.4 million was paid for related inventory.

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

Coach

In April 2015, we entered into an 11-year exclusive worldwide license with Coach, Inc. to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. We will distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores beginning in 2016. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Fragrance Products

General

We are the owner of the Rochas brand, and Lanvin brand name and trademark for our class of trade. In addition, we have built a portfolio of licensed prestige brands whereby we produce and distribute our prestige fragrance products under license agreements with brand owners. Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures as are customary in our industry.

Our licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Abercrombie & Fitch	December 31, 2021
Agent Provocateur	December 31, 2023
Anna Sui	December 31, 2021, plus two five-year optional terms if certain conditions are met
Balmain	December 31, 2023
Banana Republic	December 31, 2016
bebe Stores	June 30, 2017
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met

Hollister	December 31, 2021
Jimmy Choo	December 31, 2021
Karl Lagerfeld	October 31, 2032
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2017
Repetto	December 31, 2024
Shanghai Tang	December 31, 2025, subject to earlier termination on December 31, 2019, if certain minimum sales are not met; subject to 2 year extensions unless 1 year advance notice not to renew is provided
S.T. Dupont	December 31, 2016
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met

In connection with the acquisition of the Lanvin brand names and trademarks, we granted Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $76 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Fragrance Portfolio

Abercrombie & Fitch and Hollister— In December 2014, we entered into a 7-year exclusive worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company will distribute these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and potentially in Abercrombie & Fitch and Hollister retail stores. A new men’s and women’s scent are planned for Hollister in 2016 along with a new men’s scent for Abercrombie & Fitch. A women’s Abercrombie & Fitch scent is in the works for 2017.

Abercrombie & Fitch Co. is a leading global specialty retailer of high-quality, casual apparel for Men, Women and kids with an active, youthful lifestyle. The Company operates stores in the United States, Canada, Europe, Asia, Australia and the Middle East.

Agent Provocateur— In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under London-based luxury lingerie brand, Agent Provocateur. In 2013, we commenced distribution of selected fragrances within the brand’s legacy fragrance portfolio and in 2014, we launched our first new Agent Provocateur scents, Fatale and Fatale Pink. In 2016, we plan to launch Agent Provocateur Aphrodisiaque, our second fragrance family for the brand. Agent Provocateur fragrance sales are concentrated in the United Kingdom and the Middle East.

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

In recent years, Agent Provocateur has been opening doors at a steady growth and plans to continue to grow its door count, especially in Asia. Currently, its products which extend into swimwear, bridal and accessories, are sold globally, at 100 of its own boutiques and shop-in-shops within the finest department stores, as well as specialty stores and on-line.

Agent Provocateur product sales in 2015 aggregated $5.6 million and represented 1.2% of total sales.

Anna Sui—In June 2011, we entered into a 10-year exclusive worldwide fragrance license agreement to produce and distribute fragrances and fragrance related products under the Anna Sui brand. Our rights under the agreement commenced on January 1, 2012 when we took over production and distribution of the existing Anna Sui fragrance collections.

We are working in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is especially strong in Asia.

Anna Sui product sales have declined in the past two years primarily owing to the slowdown in the Chinese economy where the brand is especially popular. We have continued to build the brand after our 2013 successful launch of La Vie de Bohème. In 2015, we released our second new Anna Sui fragrance family, Romantica, and we have several flankers in development for 2016.

Anna Sui product sales in 2015 aggregated $16.5 million and represented 3.5% of total sales.

Balmain— In July 2011, we entered into a 12-year exclusive worldwide license agreement to create, produce and distribute fragrances and fragrance related products under the Balmain brand. Our rights under the agreement commenced on January 1, 2012 when we took over the production and distribution of existing Balmain fragrances for men and women.

The Balmain couture house was founded in 1945 by Pierre Balmain. In recent years, Balmain has undergone a significant transformation. With the redefinition of its image in ready-to-wear, the brand has become a reference for style, while retaining its distinctive design codes from the haute couture universe. In doing so, the brand has become a major trendsetter. Our first new Balmain women’s fragrance, Extatic, made its debut in 2014 in selective distribution and in 2015, we launched a new men’s scent Balmain Homme.

Balmain product sales aggregated $5.3 million and represented 1.1% of total sales.

Banana Republic and Gap— Our relationship with the Gap and Banana Republic brands dates back to 2005. Our rights to produce and sell Gap branded products to Gap retail stores in the United States and Canada expired in December 2014, and international rights expired December 31, 2015.

In 2015, we renewed our agreement with Banana Republic to develop, produce, manufacture and distribute fragrances for Banana Republic branded products to be sold in Banana Republic retail stores in the United States and Canada and our license agreement for international distribution of Banana Republic product to specialty and department stores outside the United States, including duty free and other travel related retailers through December 31, 2016. If the agreement is not renewed, then we would have until December 31, 2017 to sell off all remaining inventory. Banana Republic products currently available include: Classic, W, Alabaster, Rosewood, Slate, Black Walnut, Cordovan, Wildbloom and Modern.

bebe Stores— In July 2008, we entered into an exclusive 6-year worldwide agreement with bebe Stores, Inc., that was renewed through June 30, 2017, under which we design, manufacture and supply fragrances for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We have incorporated bebe’s signature look into fragrances for the brand’s strong, hip, sexy, and sophisticated clientele. Scents currently available for domestic and international markets include: bebe, bebe Sheer, bebe gold and bebe Glam.

Boucheron— In December 2010, we entered into an exclusive 15-year worldwide license agreement for the creation, development and distribution of fragrances under the Boucheron brand. Boucheron is the French jeweler "par excellence". Founded by Frederic Boucheron in 1858, the House has produced some of the world’s most beautiful and precious creations. Today Boucheron creates jewelry and timepieces and, under license from global brand leaders, fragrances and sunglasses. Currently Boucheron operates through over 40 boutiques worldwide as well as an e-commerce site.

Our first new fragrance under the Boucheron brand, Jaïpur Bracelet, debuted in 2012, and Boucheron Place Vendôme, which has a beautiful glasswork bottle with a cabochon, the emblematic stone of House Boucheron, was released in 2013. In 2015, we launched a new fragrance duo for the Boucheron brand around its iconic Quatre ring, Boucheron Quatre, which received a favorable market response.

Boucheron product sales in 2015 aggregated $19.7 million and represented 4.2% of total sales.

Coach— In April 2015, we entered into an exclusive 11-year worldwide license with Coach, Inc. to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. We will distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores beginning in 2016.

Coach, established in New York City in 1941, is a leading design house of modern luxury accessories and lifestyle collections with a rich heritage of pairing exceptional leathers and materials with innovative design. Coach is sold worldwide through Coach stores, select department stores and specialty stores, and through Coach’s website at www.coach.com. Coach’s common stock is traded on the New York Stock Exchange under the symbol COH and Coach’s Hong Kong Depositary Receipts are traded on The Stock Exchange of Hong Kong Limited under the symbol 6388.

Dunhill—In December 2012, we entered into an exclusive 10-year worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Dunhill brand.

The house of Dunhill was established in 1893 and since that time has been dedicated to providing high quality men’s luxury products, with core collections offered in menswear, leather goods and accessories. The brand has global reach through a premium mix of self-managed retail outlets, high-level department stores and specialty stores. Known for its commitment to elegance and innovation and being a leader of British men’s style, the brand continues to blend innovation and creativity with traditional craftsmanship.

We took over production and distribution of Dunhill legacy fragrances beginning in 2013, and we introduced a legacy scent flanker, Desire Black, in 2014. In 2015, we rolled out our new Dunhill scent, Icon, the success of which has made the Dunhill brand our largest and fastest growing brand within our United States based operations. For 2016, we have our Icon Luxury Spray Set scheduled for a second quarter debut, and Icon Elite scheduled for a third quarter launch.

Dunhill product sales in 2015 aggregated $22.3 million and represented 4.8% of total sales.

French Connection— In September 2015, we entered into a 12-year license agreement to create, produce and distribute fragrances and fragrance related products under the French Connection brand names. The license agreement was subject to certain conditions precedent, which have now been satisfied, and the Company took over distribution of selected fragrances within the brand’s existing fragrance portfolio in 2016.

French Connection operates in the fashion orientated market place offering a fashion-forward range of quality products at affordable prices. Its customers, typically aged 18-35, appreciate that the brand is at the leading edge of high street fashion and offers quality and style in its products. French Connection designs, produces and distributes branded fashion clothing, accessories and household items for men, women, and children in more than 50 countries around the world and has licensed partners operating French Connection stores across Asia, Australia and the Middle East. French Connection operates retail stores and concessions in the United Kingdom, Europe, United States and Canada and also operate ecommerce businesses in each of those territories.

Jimmy Choo— In October 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances under the Jimmy Choo brand.

With a heritage in luxury footwear, Jimmy Choo today encompasses a complete luxury lifestyle accessory brand with men’s and women's shoes, handbags, small leather goods, sunglasses and eyewear. Its products are available in the growing network of Jimmy Choo freestanding stores as well as in the most prestigious department, specialty and duty free stores worldwide.

Our first fragrance under the Jimmy Choo brand, a signature scent, rolled out globally in 2011. Jimmy Choo product sales exceeded our expectations and sales topped $40 million in that first year. In 2013, we launched our second Jimmy Choo line, Flash, and in 2014, we debuted Jimmy Choo Man our first men’s scent which ranked in 2015 as the 9th best-selling men’s fragrance in the United States. In 2015, the launch of Jimmy Choo Illicit, our third women's fragrance under that label, was the principal driver for brand growth. For 2016, we have a new women’s flanker for Jimmy Choo Illicit in the works.

Jimmy Choo product sales in 2015 aggregated $92.4 million and represented 19.7% of total sales.

Karl Lagerfeld— In October 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. Our first line, a premium namesake duo scent for both men and women, was launched in 2014. However, in 2015, with sales concentrated in Russia and northern Europe, re-orders were disappointing and sales of this brand declined despite the launch of Private Klub, a line extension.

Karl Lagerfeld brand sales in 2015 aggregated $11.5 million and represented 2.5% of total sales.

Lanvin— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin is currently our third largest brand by sales volume. Lanvin fragrances occupy an important position in the selective distribution market in France, Europe and Asia. Current lines in distribution include: Arpège, Lanvin L’Homme, Éclat d’Arpège, Rumeur 2 Rose, Jeanne Lanvin, Marry Me!, Jeanne Lanvin Couture, Lanvin Me and Me L’Eau. Our Éclat d’Arpège line accounts for approximately 50% of this brand’s sales. We have extended our Lanvin fragrance families, and in order to capitalize on the success of our Éclat d’Arpège line, in 2015, we launched Éclat d’Arpège Homme as well as Éclat de Fleurs. For 2016, we are planning to release a new women’s line.

Lanvin product sales in 2015 aggregated $71.1 million and represented 15.2% of total sales.

Montblanc—In October 2015, we extended our license agreement with Montblanc by five years. The original agreement, signed in 2010, provided us with the exclusive worldwide license rights to create, produce and distribute fragrances and fragrance related products under the Montblanc brand through December 31, 2020. The new 10-year agreement, which went into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license.

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

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and our second men’s line, Emblem, was launched in 2014. Montblanc has quickly become our largest selling brand, and for 2015, the Montblanc Legend line was the 11th best-selling fragrance line in the United States. The Emblem line was expanded in 2015 to include, Montblanc Emblem Intense and the new women's scent, Lady Emblem. For 2016, we are further extending our successful Montblanc Legend line with a new men’s scent, Montblanc Legend Spirit.

Montblanc product sales in 2015 aggregated $97.7 million and represented 20.8% of total sales.

Oscar de la Renta— In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2014, we took over distribution of fragrances within the brand’s legacy fragrance portfolio generating. Our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, was launched in 2015. For 2016, in addition to several flankers that are launching throughout the year in certain markets, we are planning to debut a new men’s fragrance family, Oscar de la Renta Gentlemen.

Oscar de la Renta is one of the world’s leading luxury goods firms. The New York-based company was established in 1965, and encompasses a full line of women’s accessories, bridal, childrenswear, fragrance, beauty and home goods, in addition to its internationally renowned signature women’s ready to wear collection. Oscar de la Renta products are sold globally in fine department and specialty stores, www.oscardelarenta.com and through wholesale channels. The Oscar de la Renta brand has a loyal following in the United States, Canada and Latin America.

Oscar de la Renta product sales in 2015 aggregated $18.6 million and represented 4.0% of total sales.

Paul Smith— We signed an exclusive worldwide license agreement with Paul Smith in December 1998 for the creation, development and distribution of Paul Smith fragrances. In 2008, we extended this license for an additional seven years through December 31, 2017.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême, Paul Smith Rose and Paul Smith Man 2.

Paul Smith product sales in 2015 aggregated $10.5 million and represented 2.3% of total sales.

Repetto— In December 2011, we entered into a 13-year exclusive worldwide license agreement to create, produce and distribute fragrances under the Repetto brand.

Created in 1947 by Rose Repetto at the request of her son, dancer and choreographer Roland Petit, Repetto is today a legendary name in the world of dance. For a number of years it has developed timeless and must-have collections with a fully modernized signature style ranging from dance shoes, ballet slippers, flat shoes, and sandals to more recently handbags and high-end accessories.

With Repetto boutiques in 37 countries, the brand is branching out into Asia, notably China, Hong Kong, Singapore, Thailand, South Korea and Japan where its mix of cross-generational appeal and French chic has been met with unprecedented enthusiasm. Our first Repetto fragrance line was launched in 2013 and a floral scent was added in 2015. The brand has experienced gradual sales penetration in France, but slower acceptance internationally.

Repetto product sales in 2015 aggregated $8.9 million and represented 1.9% of total sales.

Rochas— In May 2015, we acquired the Rochas brand from The Procter & Gamble Company. Founded by Marcel Rochas in 1925, the brand began as a fashion house and expanded into perfumery in the 1950s under Hélène Rochas' direction. This transaction included all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million) was allocated to trademarks with indefinite lives, including approximately $5.4 million in acquisition related expenses.

This acquisition opens up a new page in the Company's history by integrating for the first time both fragrances and fashion. This will allow us to apply a global approach to managing a fragrance brand with complete freedom in terms of creativity and aesthetic choices, as well as a very high degree of visibility to establish a position of even greater preeminence for Rochas in the luxury goods universe. Rochas brand sales currently include approximately $2 million of royalties generated by the fashion and accessory business via its portfolio of license agreements. Our first new fragrance for Rochas is under development, and is expected to launch 2017.

Rochas product sales in 2015 aggregated $13.4 million and represented 2.9% of total sales.

Shanghai Tang— In July 2013, we created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances under China’s leading luxury brand, Shanghai Tang. Our first Shanghai Tang fragrance collection for men and women debuted in 2015.

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

S.T. Dupont— In June 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont fragrances. In 2011, the agreement was renewed and now runs through December 31, 2016. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods.

S.T. Dupont fragrances include: S.T. Dupont, S.T. Dupont Essence Pure, S.T. Dupont Noir, S.T. Dupont Blanc, S.T. Dupont Passenger, 58 avenue Montaigne, So Dupont and Paris Saint Germain.

S.T. Dupont product sales in 2015 aggregated $11.5 million and represented 2.5% of total sales.

  Van Cleef & Arpels— In September 2006, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrance products under the Van Cleef & Arpels brand and related trademarks.

Van Cleef & Arpels fragrances in current distribution include: First, Van Cleef pour Homme, Tsar, Van Cleef, First 1er Bouquet, Féerie, Collection Extraordinaire, Oriens, Midnight in Paris and Rêve. For 2016, we anticipate launching a new men’s line, In New York, and a new women’s line, So First.

Van Cleef & Arpels brand sales in 2015 aggregated $19.4 million and represented 4.2% of total sales.

 Business Strategy

Focus on prestige beauty brands. Prestige beauty brands are expected to contribute significantly to our growth. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market segments and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose us as a partner, because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every year or two, we create a new family of fragrances for each brand in our portfolio. We frequently introduce “seasonal” fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, flanker brands or flankers) within our brand franchises. Furthermore, we promote the smooth and consistent performance of our prestige fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, a “good dose” of creativity and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, during 2014, we signed fragrance licenses for Abercrombie & Fitch and Hollister brands, and in 2015, we signed the fragrance license for Coach and French Connection, extended our Montblanc fragrance license and purchased the Rochas brand. As of December 31, 2015, we had cash, cash equivalents and short-term investments of approximately $260 million, which we believe should assist us in entering new brand licenses or outright acquisitions. However, we cannot assure you that we will be able to enter into any future agreements, or acquire brands or assets on terms favorable to us, or if we do, that any such transaction will be successful. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We intend to continue to broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have formed and are operating joint ventures or distribution subsidiaries in the major markets of the United States, Italy, Spain and Germany for distribution of prestige fragrances. We may look into future joint ventures arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Bottle manufacturers (Pochet du Courval, SGD , Verreries Brosse, Bormioli Luigi, Stoelzle Masnières), caps (Qualipac , ALBEA , RPC, Codiplas, Jackel , CMSI) or boxes (Edelmann, Autajon , Alliora, Nortier , Draeger)

●	Production specialists who carry out packaging (CCI, Edipar , Jacomo, SDPP, MF Productions, Biopack) or logistics (SAGA for storage, order preparation and shipment)

Suppliers' accounts for our European operations are primarily settled in euro and for our United States operations, suppliers' accounts are primarily settled in U.S. dollars. For our European operations, prestige fragrances, components and contract filling needs are purchased from many different suppliers located around the world. For United States operations, components for our prestige fragrances are primarily sourced, produced and filled in the United States, and our mass market products are primarily manufactured, produced or filled in the United States or China.

Marketing and Distribution

Our products are distributed in over 100 countries around the world through a selective distribution network. For the majority of our international distribution, we contract with independent distribution companies specializing in luxury goods. In each country, we designate anywhere from one to three distributors on an exclusive basis for one or more of our name brands. We also distribute our products through a variety of duty free operators, such as airports and airlines and select vacation destinations.

As our business is a global one, we intend to continue to build our global distribution footprint. For distribution of brands within our European based operations we operate through our distribution subsidiaries in the major markets of the United States, Italy, Spain and Germany. Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 100 countries around the world.

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

For our United States operations, we distribute product to approved retailers and distributors in the United States as well as internationally, including duty free and other travel-related retailers. We utilize our in house sales team to reach our third party distributors and customers outside the United States. In addition, the business of our United States operations has become increasingly seasonal as shipments are weighted toward the second half of the year.

Geographic Areas

United States export sales were approximately $66.3 million, $61.0 million and $58.8 million in 2015, 2014 and 2013, respectively. Consolidated net sales to customers by region are as follows:

(in thousands)	Year ended December 31,
	2015	2014	2013
North America	$125,700	$125,900	$145,900
Europe	170,600	177,900	215,700
Central and South America	41,100	57,700	50,600
Middle East	41,900	40,300	43,300
Asia	78,200	85,600	98,700
Other	11,000	11,900	9,400

	$468,500	$499,300	$563,600

 Consolidated net sales to customers in major countries are as follows:

(in thousands)	Year ended December 31,
	2015	2014	2013
United States	$122,000	$119,000	$142,000
United Kingdom	$32,000	$37,000	$46,000
France	$34,000	$50,000	$47,000

Competition

The market for prestige fragrance products is highly competitive and sensitive to changing preferences and demands. The prestige fragrance industry is highly concentrated around certain major players with resources far greater than ours. We compete with an original strategy, regular and methodical development of quality fragrances for a growing portfolio of internationally renowned brand names.

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

 Product Liability

Our United States operations maintain product liability coverage in an amount of $5.0 million, and our European operations maintain product liability coverage in an amount of €20.0 million (approximately $22.2 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Our fragrance products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Cosmetic Directive 76/768/CEE and Regulation number 1223/2009 on cosmetic products, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

Trademarks

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names. We have licenses or other rights to use, or own, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business. Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Agent Provocateur
●	Anna Sui
●	Balmain
●	Banana Republic
●	bebe
●	Boucheron
●	Coach
●	Dunhill
●	French Connection
●	FCUK
●	Hollister
●	Jimmy Choo
●	Jordache
●	Karl Lagerfeld
●	Montblanc
●	Oscar de la Renta
●	Paul Smith
●	Repetto
●	Shanghai Tang
●	S.T. Dupont
●	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrance products, including:

●	Aziza
●	Rochas
●	Intimate
●	Lanvin
●	Tristar, Regal Collections, Royal Selections and Apple

Employees

As of March 1, 2016, we had 311 full-time employees worldwide. Of these, 223 are full-time employees of our European operations, with 62 employees engaged in sales activities and 161 in administrative, production and marketing activities. Our United States operations have 88 employees, and of these, 14 were engaged in sales activities and 74 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

All of our rights relating to prestige fragrance brands, other than Lanvin and Rochas, are derived from licenses or other agreements from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses and other agreements on terms favorable to us. Each license or agreement is for a specific term and may have additional optional terms. Generally, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Other agreements are generally subject to meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

Our business could be adversely affected by a prolonged downturn or recession in the United States, Europe or other countries in which we conduct business.

A prolonged economic downturn or recession in the United States, Europe, China or any of the other countries in which we do significant business could materially and adversely affect our business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by our ultimate consumers, (ii) our ability to collect accounts receivable on a timely basis from certain customers, (iii) our ability of certain suppliers to fill our orders for raw materials, packaging or co-packed finished goods on a timely basis, and (iv) the mix of our product sales.

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

Uncertainties and deterioration in global credit markets, as evidenced by reductions in sovereign credit ratings in the United States and Europe, could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

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

If our intangible assets, such as trademarks and licenses, become impaired, we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under United States generally accepted accounting principles, we review our intangible assets, including our trademarks and licenses, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. Any significant impairment to our intangible assets would result in a significant charge to earnings in our financial statements during the period in which the impairment is determined to exist.

If we are unable to protect our intellectual property rights, specifically trademarks and brand names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We have licenses or other rights to use, or own, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business. Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

The illegal distribution and sale by third parties of counterfeit versions of the Company’s products or the unauthorized diversion by third parties of the Company’s products could have an adverse effect on the Company’s revenues and a negative impact on the Company’s reputation and business.

Third parties may illegally distribute and sell counterfeit versions of the Company’s products. These counterfeit products may be inferior in terms of quality and other characteristics compared to the Company’s authentic products and/or the counterfeit products could pose safety risks that the Company’s authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with the Company’s authentic products, which could damage or diminish the image, reputation and/or value of the Company’s brands and cause consumers to refrain from purchasing the Company’s products in the future, which could adversely affect the Company’s revenues and have a negative impact on the Company’s reputation.

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

The market for fragrance products is highly competitive and sensitive to changing market preferences and demands. Many of our competitors in this market are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility. Our success in the prestige fragrance industry is dependent upon our ability to continue to generate original strategies and develop quality products that are in accord with ongoing changes in the market.

If there is insufficient demand for our existing fragrance products, or if we do not develop future strategies and products that withstand competition or we are unsuccessful in competing on price terms, then we could experience a material adverse effect on our business, financial condition and operating results.

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

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

●	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses

●	diversion of management’s attention from our core business

●	adverse effects on existing business relationships with suppliers and customers

●	risks of entering markets in which we have no or limited prior experience

●	dilutive issuances of equity securities

●	incurrence of substantial debt

●	assumption of contingent liabilities

●	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets and

●	incurrence of significant immediate write-offs.

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

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President and Chief Executive Officer of Interparfums SA, are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We do not maintain key man insurance on the lives of Messrs. Madar or Benacin, and we cannot assure you that we would be able to retain suitable replacements for either Mr. Madar or Mr. Benacin.

Our reliance on third party manufacturers could have a material adverse effect on us.

We rely on outside sources to manufacture our fragrances and cosmetics. The failure of such third party manufacturers to deliver either compliant, quality components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternate manufacturers available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over whom we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

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

Terrorist attacks such as those that have occurred, most recently in Paris, France where we have our European headquarters, and previously in Libya, Spain, England and the United States, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East and the Ukraine, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

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

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, then our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to our foreign operations.

We operate on a global basis, with a substantial portion of our 2015 net sales and net income generated outside the United States, and we anticipate for the foreseeable future that a substantial portion of our net sales and net income will be generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without incurring material incremental tax obligations. A substantial portion of our cash, cash equivalents and short term investments that result from these earnings remain outside the United States. We maintain offices in 7 countries and have key operational facilities located outside the United States that warehouse or distribute goods for sale throughout the world. Foreign operations are subject to many risks and uncertainties, including:

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

Changes in foreign tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

In addition to being subject to taxation in the United States, we are subject to income and other taxes in other foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. From time to time, tax proposals are introduced or considered by the United States Congress or the legislative bodies in foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our other tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding, cross-jurisdictional transfer pricing, and other items in intercompany transactions. A negative determination or ultimate disposition in any tax audit, changes in tax laws or tax rates, or the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

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

Fragrance products must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations. Some of our color cosmetic products may also be classified as a “drug”. Additional regulatory requirements for products which are “drugs” include additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list. In addition, various jurisdictions prohibit the use of certain ingredients in fragrances and cosmetics.

Our fragrances are subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. So far we have not experienced any difficulties in obtaining the required approvals.

Our fragrance products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Cosmetic Directive 76/768/CEE and Regulation number 1223/2009 on cosmetic products, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

However, we cannot assure you that, should we use proscribed ingredients in our fragrance products that we develop or market, or develop or market fragrance products with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

Our information systems and websites may be susceptible to outages and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intra-company communications. We also have Internet websites in the United States and Europe. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. Accordingly, we provide guidance as to our expected net sales, and earnings per share, which is updated as appropriate throughout the year. While we generally provide updates to our guidance when we report our results each fiscal quarter if called for, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, longer-term guidance that we may from time to time provide is based on goals that we believe, at the time guidance is given, are reasonably attainable. Such targets are more difficult to predict than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations or expectations regarding other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release (by reference to our periodic filings with the Securities and Exchange Commission) and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Forms 10-Q).  These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 15th Floor, New York, NY.	16,800 square feet	April 30, 2024

Distribution center	60 Stults Road Dayton, NJ	140,000 square feet	October 31, 2018

Corporate Office for Inter Parfums USA Hong Kong Limited	Leighton Centre 77 Leighton Road Causeway Bay, Hong Kong Suite 1413	9,685 square feet	June 14, 2017

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	March 2023	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl- left Paris, France	155 square meters	March 2022	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl-Right Paris, France	157 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2017 and May 2020	Lease for portion of space expires May 2017

Rochas Studio & Production Department	1 Rond Point des Champs Elysees 2nd Fl. Paris, France	755 square meters	June 2021	Lessee has early termination right every 3 years on 6 months’ notice

Office Space – Singapore regional office, for Asia-Pacific region European operations	163 Penang Road, #06-03/04 Winsland House 2, Singapore 238463	2900 square feet	November 2016	NA

Office Space-US Distribution for European operations	112 Madison Ave, New York, NY 10016	7500 sq feet	October 2024	Lessee has (i) early termination rights at the 5 year mark with 9 months’ notice; (ii) renewal option for 5 year term with 11-14 months’ notice; (iii) right of first offer on the 11th floor

Interparfums SA has had an agreement with Sagatrans, S.A. for warehousing and distribution services for several years. The current agreement with Sagatrans for warehousing and distribution services expires on December 31, 2017. Service fees payable to Sagatrans are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid in 2015, 2014 and 2013 were €3.4 million, €3.2 million and €5.9 million, respectively.

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

Fiscal 2015	High Closing Price	Low Closing Price
Fourth Quarter	33.45	22.33
Third Quarter	35.22	29.97
Second Quarter	34.83	23.40
First Quarter	29.37	22.73

Fiscal 2014	High Closing Price	Low Closing Price
Fourth Quarter	29.98	24.81
Third Quarter	31.39	25.62
Second Quarter	36.78	27.59
First Quarter	37.74	30.38

As of February 23, 2016, the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 45. We believe there are approximately 8,200 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: Avon Products Inc., CCA Industries, Inc., Colgate-Palmolive Co., Elizabeth Arden, Inc., Estee Lauder Companies, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Revlon, Inc., Spectrum Brands, Inc., Stephan Company, Summer Infant, Inc., The Procter & Gamble Company and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12-10	12-11	12-12	12-13	12-14	12-15

Inter Parfums, Inc.	100.00	84.09	107.11	203.00	158.14	139.80
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Peer Group	100.00	109.19	118.26	148.15	167.04	158.65

Dividends

In January 2014, our Board of Directors determined to maintain the quarterly dividend of $0.12 per share, or $0.48 on an annual basis and in January 2015, our Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share.

In January 2016, our Board of Directors authorized a 15% increase in the cash dividend to $0.60 per share on an annual basis. The next quarterly cash dividend of $0.15 per share is payable on April 15, 2016 to shareholders of record on March 31, 2016.

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the fourth quarter of 2015 and through the date of this report.

On February 1, 2016, we granted options to purchase an aggregate of 5,000 shares for a five-year period at the exercise price of $26.398 per share, the fair market value of our common stock on the date of grant, to five non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us. In addition, in December 2015, our non-employee directors exercised stock options to purchase an aggregate of 2,500 shares of restricted common stock. Such transactions were also exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Repurchases of Our Common Stock

For each of the three (3) months during the fourth quarter of 2015, we repurchased the following shares of our common stock:

Month	Number of Shares

October 2015	0

November 2015	0

December 2015	20,063

As listed in the table above, in December 2015, the Chief Executive Officer and the President each exercised 19,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.5 million was paid by each of them tendering to the Company an aggregate of 18,764 shares of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 1,299 shares for payment of certain withholding taxes resulting from his option exercises.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2015	2014	2013	2012	2011
Income statement data:
Net sales	$468,540	$499,261	$563,579	$654,117	$615,220
Cost of sales	179,069	212,224	234,800	246,931	231,746
Selling, general and administrative expenses	228,268	233,634	250,025	325,799	315,698
Operating income	61,203	53,403	78,754	278,414	66,939
Income before taxes	60,496	56,715	80,646	274,765	67,393
Net income attributable to the noncontrolling interest	8,532	7,909	11,755	45,754	10,646
Net income attributable to Inter Parfums, Inc.	30,437	29,436	39,211	131,136	32,303
Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$0.98	$0.95	$1.27	$4.29	$1.06
Diluted	$0.98	$0.95	$1.27	$4.26	$1.05
Average common shares outstanding:
Basic	30,996	30,931	30,764	30,575	30,515
Diluted	31,100	31,060	30,954	30,716	30,678

Depreciation and amortization	$9,078	$10,166	$11,110	$15,554	$13,073

	As at December 31,
(In thousands except per share data)	2015	2014	2013	2012	2011

Balance sheet and other data:
Cash and cash equivalents	$176,967	$90,138	$125,650	$307,335	$35,856
Short-term investments	82,847	190,152	181,677	-0-	-0-
Working capital	337,674	382,935	399,344	366,680	205,730
Total assets	687,659	604,506	664,058	759,920	516,034
Short-term bank debt	-0-	298	6,104	27,776	11,826
Long-term debt (including current portion)	98,606	-0-	-0-	-0-	4,480
Inter Parfums, Inc. shareholders’ equity	365,587	382,065	407,211	381,476	252,674
Dividends declared per share	$0.52	$0.48	$0.96	$0.32	$0.32

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 77%, 79% and 82% of net sales for 2015, 2014 and 2013, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Until early 2013, Burberry was our most significant license as Burberry products represented 23% of net sales for the year ended December 31, 2013. (See Note 2 “Termination of Burberry License” in notes to consolidated financial statements on page F-13 of this Form 10-K). With respect to the Company’s largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2015	2014	2013
Montblanc	21%	22%	15%
Lanvin	15%	18%	15%
Jimmy Choo	20%	16%	13%

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 23%, 21% and 18% of net sales in 2015, 2014 and 2013, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, French Connection, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Italy, Germany, Spain and the United States.

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

During 2015, the economic and political uncertainty and financial market volatility taking place in certain European countries, the Middle East, China and Brazil had a small negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

Recent Important Events

Montblanc

In October 2015, we extended our license agreement with Montblanc by five years. The original agreement, signed in 2010, provided us with the exclusive worldwide license rights to create, produce and distribute fragrances and fragrance related products under the Montblanc brand through December 31, 2020. The new 10-year agreement, which went into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

French Connection

In September 2015, we entered into a 12-year license agreement to create, produce and distribute fragrances and fragrance related products under the French Connection brand names. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license agreement was subject to certain conditions precedent, which have now been satisfied, and we took over distribution of selected fragrances within the brand’s existing fragrance portfolio in 2016.

Rochas

In May 2015, we acquired the Rochas brand from The Procter & Gamble Company. This transaction includes all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million), including approximately $5.4 million in acquisition related expenses, was allocated to trademarks with indefinite lives including approximately $21 million of which was allocated to fashion trademarks. An additional $4.4 million was paid for related inventory.

Coach

In April 2015, we entered into an 11-year exclusive worldwide license with Coach, Inc. to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. We will distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores beginning in 2016. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty stores, mass market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 8.02%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

At December 31, 2015 indefinite-lived intangible asset aggregated $119.5 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2015 assuming all other assumptions remained constant:

In millions		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(12.3)
Weighted average cost of capital	-10%	$15.1
Future sales levels	+10%	$12.4
Future sales levels	-10%	$(12.4)

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

Quantitative Analysis

During the three-year period ended December 31, 2015, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2015, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.5 million and selling, general and administrative expenses would have changed by approximately $0.02 million. The collective impact of these changes on 2015 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $0.5 million, $0.2 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2015	% Change	2014	% Change	2013

European based ongoing brand product sales	$362.7	(8)%	$394.0	18%	$334.0
United States based product sales	105.8	1%	105.3	6%	99.3
Total ongoing brand net sales	468.5	(6)%	499.3	15%	433.3

Burberry brand net sales	—0—	n/a	—0—	n/a	130.3
Total net sales	$468.5	(6)%	$499.3	(11)%	$563.6

Net sales decreased 6% in 2015 to $468.5 million, as compared to $499.3 million in 2014. At comparable foreign currency exchange rates, net sales increased 1.5%. Net sales in 2014 declined 11% to $499.3 million, as compared to $563.6 million in 2013. However, with respect to the Company’s ongoing brands (excluding Burberry brand sales), net sales in 2014 increased 15% to $499.3 million, as compared to $433.3 million in 2013. At comparable foreign currency exchange rates, ongoing brand net sales increased 16% in 2014, as there was no discernible effect of currency rates on net sales in 2013. The average U.S. dollar/euro exchange rates were 1.11 in 2015 and 1.33 in both 2014 and 2013.

European based prestige product sales decreased 8% in 2015 to $362.7 million, as compared to $394.0 million in 2014. At comparable foreign currency exchange rates, European based prestige product sales increased 1.8%. The strength of the U.S. dollar versus the euro has impacted our European based prestige product sales for the entire year. The currency impact was most apparent with our three largest brands, led by Jimmy Choo, where brand sales for 2015 increased 41% in local currency, but only 18% in dollars, as compared to 2014. The excellent performance in Jimmy Choo fragrance sales reflects robust gains from the Jimmy Choo Man line, and the launch of Jimmy Choo Illicit, the brand's third women's fragrance initiative. With only a new line extension launched for the Lanvin brand in 2015, sales were off only 6% in local currency, but 21% in dollars, in 2015 as compared to 2014. Montblanc brand sales increased 6% in local currency but declined 12% in dollars in 2015, as compared to 2014. The brand benefitted from both established scents, such as Legend and Emblem along with initial sales for the Lady Emblem line. While the Montblanc brands growth rate slowed somewhat in 2015, it followed the exceptional 2012 through 2014 year-over-year growth rates in local currency of 51%, 35% and 33%, respectively. The excellent market response to Boucheron Quatre enhanced that brands performance in 2015 with sales up 6% to $19.7 million in 2015 as compared to $18.5 million in 2014. The most disappointing performance was that of the Karl Lagerfeld brand, which saw brand sales decline 43% in local currency or 53% in dollars, as its initial 2014 launch did not gain the traction originally anticipated.

Ongoing European based prestige product sales increased 18% in 2014 to $394.0 million, as compared to 2013. New product launches were the primary catalyst for sales growth in 2014. Karl Lagerfeld’s signature scents for both men and women yielded $24.2 million in incremental sales in 2014. Steady gains from Legend fragrances along with the 2014 launch of Emblem, enabled Montblanc brand sales to continue to outperform expectations with sales reaching $110.8 million in 2014, up 33% as compared to 2013. The successful 2014 launch of Jimmy Choo Man enabled Jimmy Choo brand sales in 2014 to reach $78.5 million, up 8% as compared to 2013. With a strong performance by Éclat d’Arpège and the launch of Lanvin Me L’Eau in 2014 brand sales increased 5% to $90.3 million in 2014 as compared to 2013.

It was anticipated that 2015 was going to be a very challenging year from a currency perspective. The significant strength of the U.S. dollar began early on in 2015 and its effect on currency exchange rates continued throughout the year. As mentioned above, the average U.S. dollar/euro exchange rate for all of 2015 was 1.11, as compared to 1.33 for both 2014 and 2013. Irrespective of the strong U.S. dollar environment continuing thus far in 2016, we maintain confidence in our future as we continue to strengthen advertising and promotional investments supporting all portfolio brands, accelerate brand development and build upon the strength of our worldwide distribution network.

For 2016, we expect most of the growth for our European operations to come from our newest brands Coach and Rochas. Our first Coach women’s line is set to launch in September 2016 and we have ramped up our distribution network for our Rochas current product lines while we prepare our new Rochas line for 2017. Of our other European based brands, only Lanvin and Van Cleef & Arpels will see launches of a new scent family. For our other brands, line extensions and/or flankers are in the works. Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

United States based product sales increased 1% in 2015 to $105.8 million, as compared to $105.3 million in 2014. Dunhill fragrances had an exceptionally strong performance with brand sales aggregating $22.3 million, up 37% in 2015 as compared to 2014. The success of the 2015 launch of Dunhill Icon has enabled Dunhill to quickly become our largest brand within our United States operations. Oscar de la Renta brand sales increased 18%, aggregating $18.6 million in 2015, benefitting from the 2015 launch of Extraordinary by Oscar de la Renta. With a very difficult comparison from last year’s new product launch, Agent Provocateur performed well with sales up 6% reaching $5.6 million in 2015. Declines in our specialty retail and mass market product lines mitigated some of these gains. In addition, sales of Anna Sui fragrances, which were down nearly 23% in 2015, as compared to 2014, continue to be depressed by negative market conditions in China.

United States based product sales increased 6% in 2014 to $105.3 million as compared to $99.3 million in 2013. Dunhill legacy scents added $16.2 million to 2014 sales, up 25% from $13.0 million in 2013. Sales of Oscar de la Renta legacy products began in 2014 and aggregated $15.8 million for the year. In addition, the spring launches, Fatale and Fatale Pink for Agent Provocateur, were well received in international markets, generating $5.3 million in 2014 sales. Declines in our specialty retail and mass market product lines mitigated some of these gains. In addition, a difficult Asian market resulted in a 16% decline in Anna Sui brand sales aggregating $21.5 million in 2014.

Future growth within our United States based operations is expected to come from our prestige fragrance licenses. We plan to grow our brands by launching new products and pursuing expanded distribution. For 2016, a new women’s scent for Agent Provocateur and a new men’s scent for Oscar de la Renta are expected to fuel growth. In addition, we are well on our way in the development of a men’s and women’s scent for the Hollister brand as well as a new men’s scent for Abercrombie & Fitch, which are all expected to launch this summer.

Ongoing Brand Net Sales to Customers by Region

	Years ended December 31,
	2015	2014	2013
	(in millions)

North America	$125.7	$125.9	$110.1
Western Europe	123.6	130.9	114.4
Eastern Europe	47.0	47.0	46.4
Central and South America	41.1	57.7	41.4
Middle East	41.9	40.3	34.1
Asia	78.2	85.6	78.4
Other	11.0	11.9	8.5
	$468.5	$499.3	$433.3

The chart above demonstrates the effect of negative market conditions in China and South America in 2015. The decline in Western Europe in 2015 includes the effect of the 17% devaluation of the euro against the dollar and the difficult comparison for Karl Lagerfeld brand sales in 2015 compared to the initial launch of that brand in the 2014 period.

In 2014, ongoing brand sales were ahead in all regions. Our three largest markets Western Europe, North America and Asia had sales growth of 14.4%, 14.4% and 9.2%, respectively. Eastern Europe, which had been a difficult market that year as a result of political and economic turmoil in the area, was up 1.3% in 2014.

Gross Margins

	Years ended December 31,
	2015	2014	2013
	(in millions)

Net sales	$468.5	$499.3	$563.6
Cost of sales	179.0	212.3	234.8
Gross margin	$289.5	$287.0	$328.8
Gross margin as a percent of net sales	61.8%	57.5%	58.3%

As a percentage of net sales, gross profit margins were 61.8%, 57.5%, and 58.3% in 2015, 2014 and 2013, respectively. For European operations, gross profit margin was 65%, 60% and 61% in 2015, 2014 and 2013, respectively. The margin fluctuation for European operations is directly related to currency fluctuation. We carefully monitor movements in foreign currency exchange rates as almost 40% of our European based operations net sales in 2015 were denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.11 in 2015 and 1.33 in both 2014 and 2013. The small gross margin decline for European based operations in 2014 was directly related to the termination of the Burberry license. The discontinuance of Burberry product sales, which were sold at higher margins than ongoing brand sales, resulted in that small decline in 2014.

For United States operations, gross profit margin was 50%, 48% and 46% in 2015, 2014 and 2013, respectively. Sales growth for our United States operations has primarily come from higher margin prestige product licenses while sales of other lower margin fragrance products have been in a decline.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $25.4 million, $24.4 million and $25.7 million in 2015, 2014 and 2013, respectively, and represented 5.4%, 4.9% and 4.6% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $4.7 million, $5.2 million and $6.1 million in 2015, 2014 and 2013, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2015	2014	2013
	(in millions)

Selling, general & administrative expenses	$228.3	$233.6	$250.0
Selling, general & administrative expenses as a percent of net sales	49%	47%	44%

Selling, general and administrative expenses decreased 2% in 2015 as compared to 2014 and decreased 7% in 2014 as compared to 2013. As a percentage of sales, selling, general and administrative expenses were 49%, 47% and 44% in 2015, 2014 and 2013, respectively. For European operations, selling, general and administrative expenses decreased 4% in 2015, as compared to 2014 and represented 52% of sales in 2015 as compared to 50% in 2014. With European based constant currency sales up only 1.8%, it is very difficult to gain leverage over fixed costs while still trying to drive the business.

For United States operations, selling, general and administrative expenses increased 9% in 2015 and represented 39% of sales, as compared to 36% in 2014. This increase is related to the sales growth within our United States operations, which comes primarily from our newest, prestige product licenses, such as Oscar de la Renta and Dunhill, which bear royalty and advertising expenses.

Promotion and advertising included in selling, general and administrative expenses aggregated $83.8 million, $86.7 million and $94.0 million in 2015, 2014 and 2013, respectively. Promotion and advertising as a percentage of sales represented 17.9%, 17.4% and 16.7% of net sales in 2015, 2014 and 2013, respectively. As planned, we invest heavily in promotional spending to support new product launches and continued worldwide building of brand awareness for our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $33.8 million, $35.6 million and $40.5 million in 2015, 2014 and 2013, respectively. Royalty expense as a percentage of sales represented 7.2%, 7.1% and 7.2% of net sales in 2015, 2014 and 2013, respectively. Royalty expense in 2014 includes a $2.3 million increase to the estimated royalty liability due to Burberry. Without this adjustment, royalty expense would have represented 6.7% of net sales in 2014. Slightly less than half of the 2015 increase is the result of increased licensing activities within our U.S. operations, while the balance represents a shift in sales mix within our European operations. The decline in 2014, as compared to 2013, is directly related to the termination of the Burberry license.

Service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $12.3 million, $11.1 million and $15.1 million in 2015, 2014 and 2013, respectively. Approximately two-thirds of the 2015 increase is the result of higher service fees paid in the U.S. resulting from increased sales. The balance is from the addition of our newly formed distribution subsidiary in Spain, Parfums Rochas. The decline in 2014, as compared to 2013 is directly related to the termination of the Burberry license and related discontinuation of our United Kingdom distribution subsidiary.

Income from operations increased 15% to $61.2 million in 2015 as compared to 2014, rebounding from the 32% decrease to $53.4 million in 2014 from $78.8 million in 2013. Operating margins aggregated 13.1%, 10.7% and 14.0% for the years ended December 31, 2015, 2014 and 2013, respectively. As discussed above, the increase in gross margin partially mitigated by the increase in selling, general and administrative expenses explains the effect on operating margin in 2015 as compared to 2014. Results for 2013 were influenced by an exceptional first quarter, whereby operating pursuant to the transition agreement with Burberry, profits were extraordinarily strong due to a substantial increase in sales, coupled with low promotional expenses. In 2014, we experienced a slight decline in gross margin, as compared to 2013; however, sales levels were not high enough to gain leverage of our selling, general and administrative expenses.

With only limited reorganization measures employed, the Company’s business model is expected to continue to demonstrate effectiveness. A significant portion of the expenses associated with the Burberry brand were variable in nature. The Company plans to continue to absorb substantially all of its fixed costs through increased sales of other brands in our prestige fragrance portfolio as well as with the sale of products of recently licensed new brands. Our goal is to reach an operating margin of at least 14% in the coming years.

Other Income and Expenses

Interest expense aggregated $2.8 million, $1.5 million and $1.4 million in 2015, 2014 and 2013, respectively. The increase in 2015 is primarily related to the financing of the Rochas brand acquisition and includes an approximate $1.0 million loss relating to the interest rate swap. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $98.6 million, $0.3 million and $6.1 million as of December 31, 2015, 2014 and 2013, respectively.

Foreign currency gains or (losses) aggregated ($0.9) million $0.9 million and ($1.2) million in 2015, 2014 and 2013, respectively. The volatility in currency exchange rates during the first quarter of 2015 had not been seen in many years. The 2015 loss includes approximately $2.4 million in losses from intercompany balances of our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 40% of 2015 net sales of our European operations were denominated in U.S. dollars.

Interest income aggregated $3.0 million, $3.9 million and $4.4 million in 2015, 2014 and 2013, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective income tax rate was 35.6%, 34.2% and 36.8% in 2015, 2014 and 2013, respectively. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. Beginning in 2013, the Company incurred a new tax levied by the French Government equal to 3% on any dividend paid by a French company to its shareholders. This tax aggregated approximately $0.7 million, $0.8 million and $1.6 million in 2015, 2014 and 2013, respectively. Excluding this tax, our effective tax rate of European operations was 34.5%, 31.7% and 34.0% in 2015, 2014 and 2013, respectively. The increase in 2015 is primarily the result of higher 2015 profits in high tax rate jurisdictions. In 2014, the exact opposite scenario played out where higher profits in lower tax rate jurisdictions contributed to the decline in the effective tax rate of our European operations. In addition, changes in allocation percentages related to state and local taxes of our U.S. operations continues to reduce our U.S. operations effective tax rate, which was 35.1%, 36.5% and 39.8% in 2015, 2014 and 2013, respectively.

The French Tax Authorities have examined the 2012 tax return of Interparfums, SA and issued a $6.9 million tax adjustment. It is our position that the French Tax Authorities are incorrect in their assessments. We believe that we have strong arguments to support our tax positions and that more likely than not, our tax positions will be sustained. The Company will vigorously contest the assessments.

The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2012.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2015	2014	2013
	(In thousands except share and per share data)

Net income attributable to European operations	$31,328	$29,276	$44,147
Net income attributable to United States operations	7,641	8,069	6,819
Net income	38,969	37,345	50,966
Less: Net income attributable to the noncontrolling interest	8,532	7,909	11,755
Net income attributable to Inter Parfums, Inc.	$30,437	$29,436	$39,211
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.98	$0.95	$1.27
Diluted	0.98	0.95	1.27
Weighted average number of shares outstanding:
Basic	30,996,137	30,931,308	30,763,955
Diluted	31,100,215	31,060,326	30,953,882

Net income was $39.0 million, $37.3 million and $51.0 million in 2015, 2014 and 2013, respectively. Net income attributable to European operations was $31.3 million, $29.3 million and $44.1 million in 2015, 2014 and 2013, respectively, while net income attributable to United States operations was $7.6 million, $8.1 million and $6.8 million in 2015, 2014 and 2013, respectively. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As previously discussed, our European operations reported net sales are affected by changes in foreign currency exchange rates, as a strong U.S. dollar has a negative impact on reported net sales. However, earnings are positively affected by a strong U.S. dollar, because almost 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. For United States operations in 2015, with sales relatively flat, the 9% increase in selling, general and administrative expenses was only partially mitigated by the 4% increase in gross margin.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations, and aggregated 27.2%, 27.0% and 26.6% of European operations net income in 2015, 2014 and 2013, respectively. Net income attributable to Inter Parfums, Inc. aggregated $30.4 million, $29.4 million and $39.2 million in 2015, 2014 and 2013, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 6.5%, 5.9% and 7.0% in 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company’s financial position remains strong. At December 31, 2015, working capital aggregated $338 million and we had a working capital ratio of 3.6 to 1. Cash and cash equivalents and short-term investments aggregated $260 million most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 90% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $190 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $50.1 million, $36.6 million and $49.2 million in 2015, 2014 and 2013, respectively. In 2015, working capital items used $0.6 million in cash from operating activities, as compared to $10.9 million in 2014 and $18.4 million in 2013. Although accounts receivable is up from that of the prior year, day’s sales outstanding remains relatively consistent at 75 days in 2015, as compared to 66 days and 73 days in 2014 and 2013, respectively. Inventory day’s on hand aggregated 213 in 2015, as compared to 198 in 2014 and 199 in 2013, respectively. The increase reflects the inventory buildup needed to support product development for the newest brands added to our fragrance portfolio. Although we saw some initial sales for existing Rochas products in 2015, new fragrances for Coach Abercrombie & Fitch and Hollister will each make their debut in 2016.

Cash flows used in investing activities reflect the purchase and sales of short-term investments by our European operations. These investments are primarily certificates of deposit with maturities greater than three months. At December 31, 2015, approximately $82 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

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

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2015, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2015 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $27.0 million in credit lines provided by a consortium of international financial institutions. Short-term borrowings aggregated zero and $0.3 million as of December 31, 2015 and 2014, respectively. Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary, Interparfums SA, pursuant to options exercised.

In addition to our regular annual dividend, in November 2013, our Board of Directors authorized a special cash dividend of $0.48 per share. In January 2014, our Board of Directors authorized the continuation of the regular $0.48 per share annual dividend for 2014 and in January 2015, our Board of Directors authorized an 8% increase to $0.52 per share. In January 2016, the Board of Directors authorized a 15% increase in the annual dividend to $0.60 per share. The next quarterly cash dividend of $0.15 per share is payable on April 15, 2016 to shareholders of record on March 31, 2016. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $19.6 million, $19.5 million and $36.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The cash dividends to be paid in 2016 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$98,606	$22,163	$43,548	$32,895	$-0-
Operating Leases	$32,688	$5,512	$10,198	$8,235	$8,743
Purchase Obligations(1)	$905,459	$101,067	$224,131	$227,191	$353,070
Total	$1,036,753	$128,742	$277,877	$268,321	$361,813

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2015, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2015, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $12.8 million, GB £1.6 million and JPY ¥50.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2015

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$109,249	$102,021	$138,944	$118,326	$468,540
Gross margin	67,610	60,325	85,826	75,710	289,471
Net income	13,305	5,520	18,634	1,510	38,969
Net income attributable to Inter Parfums, Inc.	10,007	4,351	14,220	1,859	30,437
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.32	$0.14	$0.46	$0.06	$0.98
Diluted	$0.32	$0.14	$0.46	$0.06	$0.98
Average common shares outstanding:
Basic	30,979	30,988	31,005	31,012	30,996
Diluted	31,072	31,107	31,098	31,125	31,100

Quarterly Data (Unaudited)

For the Year Ended December 31, 2014

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$121,730	$118,192	$134,206	$125,133	$499,261
Gross margin	69,230	68,116	75,328	74,363	287,037
Net income	12,150	7,667	13,764	3,764	37,345
Net income attributable to Inter Parfums, Inc.	8,894	6,109	11,113	3,320	29,436
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.29	$0.20	$0.36	$0.11	$0.95
Diluted	$0.29	$0.20	$0.36	$0.11	$0.95
Average common shares outstanding:
Basic	30,900	30,938	30,941	30,945	30,931
Diluted	31,058	31,069	31,054	31,061	31,060

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent auditor, WeiserMazars LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2015 and the related consolidated statements of income, comprehensive loss, changes in shareholders’ equity, comprehensive income, cash flows and Schedule II for the year ended December 31, 2015 and our report dated March 14, 2016 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 14, 2016

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In 2015, the Company implemented Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
François Heilbronn	Director
Jean Levy	Director
Robert Bensoussan	Director
Patrick Choël	Director
Michel Dyens	Director
Frederic Garcia-Pelayo	Director of the Luxury and Fashion division of Interparfums SA
Axel Marot	Director of Production & Logistics, Interparfums SA
Henry B. (“Andy”) Clarke	President of Inter Parfums USA, LLC

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 16 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2015 (including the last regular board meeting of 2015 held during January 2016), and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors.

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

During 2015, our board of directors had the following standing committees:

•	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2015, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël.

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

•	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2015, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

•	Nominating Committee – The members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 55, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 57, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 59, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 54 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 55, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Jean Levy

Jean Levy, age 83, a Director since August 1996, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. Due to Mr. Levy having over thirty years’ experience as an executive officer, including more than ten years as President and Chief Executive Officer of well-known cosmetic companies such as Cosmair and Sanofi Beaute (France), we believe he is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 57, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. Since 2008, Sirius has invested in UK shoe and clothing retailer LK Bennett, Italian sportswear retailer and wholesaler Jeckerson Spa and feelunique.com, Europe's largest online beauty retailer. Mr. Bensoussan served previously as Executive Chairman and CEO of LK Bennett and is now Non-Executive Chairman. He has also acted as the Non-Executive Chairman of Jerkerson Spa since May 2008 and of feelunique.com since December 2012. Mr. Bensoussan is a board member of lululemon athletica inc. He is also a member of three private Boards, including Men's retailer Celio International (Belgium), Zen Cars (Belgium), an electric car rental company, and Eaglemoss Ltd. (UK) a part-works publisher. Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer. We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 72, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he worked at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. We believe that Mr. Choël, who has previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 76, is the owner, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded more than 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in the luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, John Frieda Professional Hair Care and Molton Brown to the Kao Company, the Svedka vodka brand to Constellation Brands, Chambord liqueur to Brown-Forman, Harry Winston to Aber Diamond Company and Boucheron to Gucci. Michel Dyens & Co. also has a strong track record of deals in media and internet, including the deals in which AuFeminin was sold to Axel Springer and Cyréalis to M6, among others.

Recently, Michel Dyens & Co. advised the ultra luxury fragrance brand By Kilian as well as the Korean skincare Dr. Jart+ brand in the transactions with The Estée Lauder Companies. Michel Dyens & Co. also advised the shareholders of the largest independent hair color and hair care company in Brazil, Niely Cosmeticos in the sale of the company to L’Oréal, as well as advising the owner of the super-premium liqueur St-Germain in the sale of the brand to Bacardi, the Colomer Group (American Crew and CND/Shellac brands) in its sale to Revlon, and Sydney Frank Importing Company in the sale of the company to Jaegermeister. Other recent transactions include the sale of Essie cosmetics business to L’Oréal, the acquisition of the Swiss watchmaker Hublot by LVMH, the sale of TIGI (BedHead and Catwalk brands) to Unilever and the sale of NIOXIN Research Laboratories to Procter & Gamble.

Mr. Dyens is also the owner of Varenne Enterprises, a media company which he founded more than 25 years ago. From April 2004 to September 2014, Mr. Dyens was an independent director of Interparfums SA, a majority-owned subsidiary of the Company, which has it shares publicly traded on the Euronext Exchange. We believe Mr. Dyens is qualified to serve as a member of our board of directors due to his knowledge of our company’s luxury business, his business and financial acumen, as well as his experience in the luxury goods market.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 56, became the Director of the Luxury and Fashion division of Interparfums SA in March 2005. He was previously the Director of Marketing and Distribution for Perfume and Cosmetics for Interparfums SA and was named Executive Vice President in 2004. Previously Mr. Garcia-Pelayo was the Director of Export Sales of Interparfums SA from September 1994. Prior to September 1994, Mr. Garcia-Pelayo was the Export Manager for Benetton Perfumes for seven (7) years.

Axel Marot

Axel Marot, age 43, was the Supply Chain Manager when he joined Interparfums SA in 2003 and has been the Director of Operations for Interparfums SA since January 2005. Prior to joining Interparfums SA, Mr. Marot was a Supply Chain Manager for Nestlé.

Andy Clarke

Henry B. “Andy” Clarke, age 55, was appointed as President of Inter Parfums USA, LLC in 2009, which presently encompasses fragrance and personal care products for brands such as Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, French Connection, Hollister, Oscar de la Renta and Shanghai Tang. Mr. Clarke has been employed by our company since 2001.

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

Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative after discussions with Mr. Russell Greenberg, Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives for United States operations. Mr. Benacin, the Chief Executive Officer of Interparfums SA, takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Interparfums SA, and recommends executive compensation levels for executives in European operations. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Messrs. Madar and Benacin are not present during deliberations or determination of their executive compensation by the compensation committee. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2015 overwhelmingly approved the compensation policies and decisions of the compensation committee. As such vote validated the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry, and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn has permitted our company to weather economic and political turmoil in certain parts of the world and keep our company on track for continued profitability, which management believes will result in enhanced shareholder value.

Elements of Compensation

General

The compensation of our executive officers is generally comprised of base salaries, including a fee paid to the holding companies of each of Messrs. Madar and Benacin, annual cash bonuses and long-term equity incentive awards. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, other compensation awards or arrangements and overall company performance. The compensation committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from the Chief Executive Officer of our company and the Chief Executive Officer of Interparfums SA, as well as information regarding compensation levels at competitors in our industry.

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

The compensation committee views the competitive market place very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the “peer companies” contained in the corporate performance graph contained in our annual report. Rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European operations. As such, compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation.

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

For 2015, all of the named executive officers of Interparfums SA received modest €6,000 ($6,700) salary increases. Mr. Philippe Santi, the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Director of the Luxury and Fashion division, had their base salaries increased to €300,000 from €294,000. This increases in base salary of 2% for 2015 was less than the base salary increases of 2.9% in 2014 and 2.6% in 2013. The Compensation Committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

For 2015, in addition to his base salary which was increased from €414,000 to €420,000 ($466,000), a 1.4% increase, Mr. Benacin’s personal holding company received the same $250,000 as he received in 2014 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations, in his capacity as President of our company. Payment is being made by the Company’s United States operations to Mr. Benacin’s holding company in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

The compensation committee took into account the following three salient factors in authorizing payment to Mr. Benacin’s holding company— services rendered to United States operations for several years by Mr. Benacin in connection with licensing and distribution of international brands without any cash compensation from United States operations, future international services to be performed by Mr. Benacin relating to licensing and distribution of international brands for United States operations.

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

For 2015, Andy Clarke, the President of Inter Parfums USA, LLC, the largest subsidiary of the United States operations, received a modest $10,000 increase (3.1%) in base salary to $330,000, the same increase he received in 2014. Beginning in 2012 in lieu of a base salary increase, Mr. Clarke was awarded a commission on certain sales that he was instrumental in bringing to our company. For 2015, 2014 and 2013, Mr. Clarke received commissions relating to those sales of $225,341, $217,232 and $306,200, respectively. For a detailed discussion of Mr. Clarke’s commission structure for 2015, 2014 and 2013, please see “Bonus Compensation/Annual Incentives”. The Compensation Committee considered Mr. Clarke’s contribution to sales growth of our company’s United States operations as well as the integration of several new licensed brands into United States operations as the basis for increasing his base salary.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, received base salaries of $570,000, $540,000 and $510,000 in 2015, 2014 and 2013, respectively, an increase of $30,000 in each year. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increase: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

For each of 2015, 2014 and 2013, Mr. Madar’s base salary remained steady and aggregated $630,000, which includes $250,000 received by Mr. Madar’s personal holding company in each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. We have entered into a consulting agreement with Mr. Madar’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company. In determining Mr. Madar’s base salary including the consulting fee for 2015, the Committee took into account Mr. Madar’s leadership of our company in general, the increasing profitability of United States operations over the past several years, and his leadership in assisting United States operations in obtaining new licensing opportunities and his assistance in developing new products and expanding international distribution of U.S. operations.

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

For 2015, Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of bonus compensation of €86,000 ($95,000) to Mr. Benacin (approximately 20% of base salary), and €280,000 ($311,000) to each of Messrs. Santi and Garcia- Pelayo (approximately 93% of base salary). This bonus compensation was in line with 2014 bonus compensation to Mr. Benacin of €86,000 (approximately 21% of base salary) and to Messrs. Santi and Garcia of €273,000 (approximately 93% of base salary). Individual performance, level of responsibility, skill and experience, were the salient factors considered by the Compensation Committee in awarding such bonus compensation. Bonus compensation for 2015 and 2014 was also in line with 2013 bonus compensation to Mr. Benacin of €78,000 (approximately 20% of base salary) and to Messrs. Santi and Garcia of €268,000 (approximately 96% of base salary).

It should be noted that Mr. Benacin had recommended to the compensation committee that he receive historically smaller bonuses in 2015, 2014 and 2013, €86,000 , €86,000 and €78,000, respectively, when compared to the €254,500 he received in 2012, to offset the $250,000 in consulting fees payable to his personal holding company as discussed above. The Compensation Committee approved the bonus compensation in tandem with the consulting agreement based upon services Mr. Benacin rendered to United States operations for several years in connection with licensing and distribution of international brands without any cash compensation from United States operations, future international services to be performed by Mr. Benacin relating to licensing and distribution of international brands for United States operations. The Compensation Committee also understands that both Mr. Benacin and the Corporation will benefit from lower tax rates by having compensation taken in this form.

A different approach is taken for United States operations as that segment is smaller and less profitable. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for each of 2015 through 2013, Mr. Greenberg received a discretionary cash bonus of $50,000. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Beginning in 2012, in lieu of other than token base salary increases, Mr. Clarke was awarded a commission on certain sales that he was instrumental in bringing to our company, which was based upon a percentage of Anna Sui brand sales and sales to the secondary market. The commission rate was determined based on internal estimates of sales targets for such new business. For 2013, based on actual net sales for both the Anna Sui brand and secondary market product sales Mr. Clarke received a commission of $306,000 for 2013. Due to decreased sales of the Anna Sui brand products in 2014, Mr. Clarke received a commission of only $217,000. In order to partially offset the loss of commission income and in recognition of the services performed by Mr. Clarke in the development and integration of newly licensed brands, Agent Provocateur, Shanghai Tang and Oscar de la Renta, as well as the acquisition of the new license for the Abercrombie & Fitch and Hollister brands in December 2014, the Chief Executive Officer recommended and the compensation committee approved a $50,000 discretionary bonus for Mr. Clarke in 2014. Mr. Clarke did not receive a discretionary cash bonus in 2013. For 2015, Mr. Clarke received commissions totaling $225,000, which again was low as the result of the continuation of the depressed Chinese market where Anna Sui sales are concentrated. However, in recognition of Mr. Clarke’s services in leading development of the newly licensed Abercrombie & Fitch and Hollister brands, Mr. Clarke received the same discretionary bonus of $50,000 to offset a portion of his loss of sales commissions.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €28,530, or approximately $32,000.

Calculation of the total annual benefits contribution is made according to the following formula:

67% of (Interparfums SA net income, less 2.5% of shareholders equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Long-Term Incentives

Stock Options. We link long-term incentives with corporate performance through the grant of stock options. All options are granted with an exercise price equal to the fair market value of the underlying shares of our common stock on the date of grant, and terminate on or shortly after severance of the executive’s relationship with us. Unless the market price of our common stock increases, corporate executives will have no tangible benefit. Thus, they are provided with the additional incentive to increase individual performance with the ultimate goal of increasing our overall performance. We believe that enhanced executive incentives which result in increased corporate performance tend to build company loyalty. As a general rule, the number of options granted is determined by several factors including individual performance, company operating results and past option grants to such executives.

For executive officers of United States operations and European operations, we typically grant nonqualified stock options with a term of 6 years that vest ratably over a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. In addition, option grants to purchase shares of our majority-owned, French subsidiary, Interparfums SA have a term of 6 years and vest 4 years after the date of grant. However, no options have been granted by Interparfums SA to any executive officers during since 2012.

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

In December for each of the years 2012-2015, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December for each of the years 2012-2015, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer, and options to purchase 7,500 shares Mr. Clarke, the President of Inter Parfums USA, at the fair market value on the date of grant. The Compensation Committee determined that the option grants for Messrs. Madar, Benacin, Greenberg and Clarke, which have remained the same for years 2012-2015, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officers at the same level for 2015.

Upon recommendation of both Messrs. Madar and Benacin, in December 2015, the compensation committee authorized the grants of options to purchase a total of 6,000 shares to Messrs. Santi and Garcia-Pelayo, which was the same amount as the aggregate amount granted in December 2014 and January 2015. The aggregate grants made in December 2014 and January 2015 represented an increase from the December 2013 option grants to purchase a total of 5,000 shares. The compensation committee believes that the grants in December 2014 and January 2015, and in December 2015, were proper in view of their contribution to our company’s results in 2014 and 2015.

Stock Appreciation Rights

Our 2004 stock option plan authorizes us to grant stock appreciation rights, or SARs. An SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. To date, we have not granted any SARs under the 2004 plan. While the compensation committee currently does not plan to grant any SARs under our 2004 plan, it may choose to do so in the future as part of a review of the executive compensation strategy. The Interparfums SA stock option plan does not have stock appreciation rights.

Restricted Stock

We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy.

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of our company. For 2015, Mr. Benacin received an automobile allowance of €10,800, which is the same amount paid in since 2010. Also, Mr. Garcia- Pelayo, Director Export Sales of Interparfums SA, also receives an automobile allowance of €6,800 per year.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2015 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn, Jean Levy and Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2015	630,000	-0-	-0-	112,408	-0-	-0-	-0-	742,408
Chairman and Chief	2014	630,000	-0-	-0-	140,220	-0-	-0-	-0-	770,220
Executive Officer	2013	630,000	-0-	-0-	178,790	-0-	-0-	-0-	808,790

Russell Greenberg,	2015	570,000	50,000	-0-	147,905	-0-	-0-	-0-	767,905
Chief Financial Officer and	2014	540,000	50,000	-0-	184,500	-0-	-0-	-0-	774,500
Executive Vice President	2013	510,000	50,000	-0-	235,250	-0-	-0-	-0-	795,250

Philippe Benacin,	2015	716,074	95,434		112,408	-0-	18,573	11,985	954,474
President Inter Parfums,	2014	799,833	114,217	-0-	140,220	-0-	18,461	13,343	1,086,074
Inc., Chief Executive Officer of Interparfums SA	2013	518,966	103,475	-0-	178,790	-0-	12,000	14,327	827,558

Philippe Santi,	2015	332,910	310,716	-0-	42,271	17,276	18,573	-0-	721,746
Executive Vice President	2014	390,461	362,571	-0-	36,900	-0-	18,461	-0-	808,393
and Chief Financial Officer, Interparfums SA	2013	378,877	355,529	-0-	65,870	33,292	12,000	-0-	845,568

Frédéric Garcia-Pelayo,	2015	332,910	310,716	-0-	42,271	17,276	18,573	7,590	729,336
Director Export Sales,	2014	390,461	362,571	-0-	36,900	-0-	18,461	9,031	817,424
Interparfums SA	2013	378,877	355,529	-0-	65,870	33,292	12,000	9,021	854,589

1 Amounts reflected under Option Awards represent the grant date fair values in 2015, 2014 and 2013 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 28,530 euro, or approximately $32,000.

Calculation of total annual benefits contribution is made according to the following formula:

67% of (Interparfums SA net income, less 2.5% of shareholders’ equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before taxes, + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2015, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	11,985	-0-	11,985

Philippe Santi, Executive Vice President and Director General Delegue, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Director Export Sales, Interparfums SA	-0-	7,590	-0-	7,590

Ratio of CEO’s Compensation to Global Median Compensation of All Employees (Excluding CEO Compensation)

We have determined that for 2015, the global median total compensation for all of our employees, but excluding the compensation of our Chief Executive Officer, was $111,883. The total compensation for our Chief Executive Officer for 2015 as set forth in the Summary Compensation above was $742,408. Therefore, for 2015, the ratio of the total compensation for our Chief Executive Officer as compared to the global median total compensation to all of our employees excluding the compensation of our Chief Executive Officer is 6.6:1.

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year (excluding grants made in January 2015, which were previously disclosed and included in the table for fiscal year ended December 31, 2014).

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Jean Madar	12/31/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	23.605	23.82
Russell Greenberg	12/31/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	23.605	23.82
Philippe Benacin	12/31/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	23.605	23.82
Philippe Santi	12/31/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	23.605	23.82
Frédéric Garcia-Pelayo	12/31/15	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	23.605	23.82

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

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 28,530 euros, or approximately $31,660.

Calculation of total annual benefits contribution is made according to the following formula:

67% of (Interparfums SA net income, less 2.5% of shareholders equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	19,000	-0-	-0-	19.025	12/30/16
	15,200	3,800	-0-	15.59	12/29/17
	11,400	7,600	-0-	19.325	12/30/18
	7,600	11,400	-0-	35.75	12/30/19
	3,800	15,200	-0-	27.795	12/30/20
	-0-	19,000	-0-	23.605	12/30/21

Russell Greenberg	25,000	-0-	-0-	19.025	12/30/16
	20.000	5,000	-0-	15.59	12/29/17
	15,000	10,000	-0-	19.325	12/30/18
	10,000	15,000	-0-	35.75	12/30/19
	5,000	20,000	-0-	27.795	12/30/20
	-0-	25,000	-0-	23.605	12/30/21

Philippe Benacin	19,000	-0-	-0-	19.025	12/30/16
	15,200	3,800	-0-	15.59	12/29/17
	11,400	7,600	-0-	19.325	12/30/18
	7,600	11,400	-0-	35.75	12/30/19
	3,800	15,200	-0-	27.795	12/30/20
	-0-	19,000	-0-	23.605	12/30/21

Philippe Santi	600	0	-0-	19.025	12/30/16
	600	1,200	-0-	15.590	12/29/17
	600	1,200	-0-	19.325	12/30/18
	800	1,200	-0-	22.195	1/30/19
	2,000	3,000	-0-	35.75	12/30/19
	1,000	4,000	-0-	27.795	12/30/20
	-0-	1,000	-0-	25.821	1/27/2021
	-0-	6,000	-0-	23.605	12/30/21

Frédéric Garcia-Pelayo	600	0	-0-	19.025	12/30/16
	600	1,200	-0-	15.590	12/29/17
	600	1,200	-0-	19.325	12/30/18
	800	1,200	-0-	22.195	1/30/19
	2,000	3,000	-0-	35.75	12/30/19
	1,000	4,000	-0-	27.795	12/30/20
	-0-	1,000	-0-	25.821	1/27/2021
	-0-	6,000	-0-	23.605	12/30/21

[Footnotes from table above]

1 All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OF INTERPARFUMS SA

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price (euro)(2)	Option Expiration Date
Jean Madar	12,300	-0-	13.00	10/08/16

Russell Greenberg	2,637	-0-	13.00	10/08/16

Philippe Benacin	12,300	-0-	13.00	10/08/16

Philippe Santi	1,320	-0-	13.00	10/08/16

Frédéric Garcia-Pelayo	1,320	-0-	13.00	10/08/16

[Footnotes from table above]

1 All options fully vest 4 years after the date of grant.

2 As of December 31, 2015, the closing price of Interparfums SA as reported by Euronext was 22.70 euro, and the exchange rate was 1.0887 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,000	236,455	-0-	-0-

Russell Greenberg	5,000	113,387	-0-	-0-

Philippe Benacin	19,000	236,455	-0-	-0-

Philippe Santi	2,400	40,508	-0-	-0-

Frédéric Garcia-Pelayo	2,400	40,707	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	8,297	82,865	-0-	-0-

Philippe Benacin	-0-	-0-	-0-	-0-

Russell Greenberg	-0-	-0-	-0-	-0-

Philippe Santi	9,981	158,385	-0-	-0-

Frédéric Garcia-Pelayo	9,981	158,385	-0-	-0-

[Footnotes from table above]

 _______________________________

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits in connection with retirement plans during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	218,000	18,573
Philippe Santi	Inter Parfums SA Pension Plan	NA	349,000	18,573
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	196,000	18,573

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

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2016, Mr. Benacin presently receives an annual salary of €420,000 (approximately $466,000, and automobile expenses of €10,800 (approximately $11,985), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2016.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2015, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. This consulting agreement has been renewed at $250,000 for 2016.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

  DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	20,500	-0-	6,633	-0-	-0-	7,785	34,918
Jean Levy[2]	16,500	-0-	6,633	-0-	-0-	14,946	38,079
Robert Bensoussan[3]	12,500	-0-	6,633	-0-	-0-	-0-	19,133
Patrick Choël[4]	20,500	-0-	6,633	-0-	-0-	11,584	38,717
Michel Dyens[5]	14,500	-0-	-0-	-0-	-0-	-0-	14,500

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,500 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 3,750 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 5,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 3,250 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 3,000 shares of our common stock.

For 2015, initially all nonemployee directors received $4,000 for each board meeting at which they participated in person, and $2,000 for each meeting held by conference telephone. These fees were increased in October 2015 to $5,000 for each board meeting at which they participate in person, and $2,500 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000.

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

On February 1, 2016, options to purchase 1,000 shares were granted to each of our outside directors, Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Patrick Choël and Michel Dyens, all at the exercise price of $26.398 per share under the 2004 plan. All of such options were granted at the fair market value and vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of March 11, 2016, we had 31,037,915 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,138,211	[2]	23.0%
Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,950,224	[3]	22.4%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	75,000	4	Less than 1%

1All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of the Company and Philippe Benacin, the Vice Chairman of the Board and President of the Company, have a verbal agreement or understanding to vote the shares each beneficially owns in a like manner.

 2Consists of 48,870 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 57,000 shares.

3Consists of 47,160 shares held directly, 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 57,000 shares.

4Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	6,200	[5]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	31,563	[6]	Less than 1%
Jean Levy Chez Axcess Groupe 8 rue de Berri 75008 Paris, France	3,000	[7]	Less than 1%
Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	10,000	[8]	Less than 1%
Patrick Choël 140 Rue de Grenelle 75007, Paris, France	1,000	[9]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	500	[10]	Less than 1%
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	6,200	[11]	Less than 1%
Axel Marot Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	200	[12]	Less than 1%
Henry B. (Andy) Clarke c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	24,125	[13]	Less than 1%

5 Consists of shares of common stock underlying options.

6 Consists of 29,563 shares held directly and options to purchase 2,000 shares.

7 Consists of 1,750 shares held directly and options to purchase 1,250 shares.

8 Consists of 7,500 shares held directly and options to purchase 1,500 shares.

9 Consists of shares of common stock underlying options.

10 Consists of shares of common stock underlying options.

11 Consists of shares of common stock underlying options.

12 Consists of shares of common stock underlying options.

13 Consists of 1,625 shares held directly and options to purchase 22,500 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Blackrock, Inc. 55 East 52nd Street New York, NY 10055[14]	1,577,993		5.1%
All Directors and Officers (As a Group 12 Persons)	14,014,873	[15]	45.6%

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	709,300	24.34	178,045
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our former Burberry license and our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2015, 2014 and 2013 fees for such services were $198,500, $138,438 and $158,750, respectively. In January 2012, Inter Parfums USA, LLC, a United States subsidiary, signed a five year license agreement with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry. In 2015, 2014 and 2013, Inter Parfums USA, LLC, a United States subsidiary, paid Interparfums Singapore Pte., Ltd., a subsidiary of Interparfums SA, approximately zero, $79,000 and $114,000, respectively as reimbursement for expenses for employees and use of their offices by Inter Parfums USA, LLC, including a reasonable allocation of overhead. In 2014, this arrangement was discontinued.

14 Information based upon Schedule 13G of Blackrock, Inc. dated January 22, 2016 as filed with the Securities and Exchange Commission.

15 Consists of 14,014,873 shares held directly or indirectly, and options to purchase 231,350 shares.

Option Exercise with Tender of Previously Owned Shares

The Chief Executive Officer and the President each exercised 19,000, 32,875 and 28,500 outstanding stock options of the Company’s common stock in 2015, 2014 and 2013, respectively. The aggregate exercise prices of $0.5 million in 2015, $0.6 million in 2014 and $0.7 million in 2013 were paid by them tendering to the Company in 2015, 2014 and 2013, an aggregate of 18,764, 19,656 and 18,880 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2015, 2014 and 2013 an additional 1,299, 3,112, and 2,573 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Consulting Agreements

In 2014, we enter into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. In 2015 and 2014, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations, in his capacity as President. This consulting agreement has been renewed at $250,000 for 2016.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. In 2015, 2014 and 2013, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. This consulting agreement has been renewed at $250,000 for 2016.

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

On January 8, 2014, our company was advised that one of our directors, Serge Rosinoer, passed away, and on the same day we notified Nasdaq OMX of such event. Prior to the death of Mr. Rosinoer, we had nine (9) directors, with a majority of independent directors. In September 2014, Michel Dyens, an independent director, was elected to our board of directors by our stockholders at our 2014 annual meeting. As the result of the election of Mr. Dyens to the board, we again had, and as of the date of this report continue to have, a board with nine members and a majority of independent directors, and are in compliance with the requirement to have a majority of independent directors as set forth in Nasdaq Rule 5605(b)(1)(A). All directors were also re-elected at our last annual stockholders’ meeting held in 2015.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by WeiserMazars LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2015 and December 31, 2014.

Audit Fees

During 2015, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.1 million. During 2014, the fees billed by WeiserMazars LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $0.9 million.

Audit-Related Fees

WeiserMazars LLP did not bill us for any audit-related services during 2015 or 2014.

Tax Fees

WeiserMazars LLP billed us $8,500 for tax services in 2015, but $0 in 2014..

All Other Fees

WeiserMazars LLP did not bill us for any other services during 2015 or 2014.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2015, the audit committee authorized the following non-audit services to be performed by WeiserMazars LLP.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2015.

•	We authorized the engagement of WeiserMazars LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2015. If we require further tax services from WeiserMazars LLP, then the approval of the audit committee must be obtained.

•	If we require other services by WeiserMazars LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that WeiserMazars LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2016, the audit committee authorized the same non-audit services to be performed by WeiserMazars LLP during 2015 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2015. In our opinion, Schedule II, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion thereon.

WeiserMazars LLP

New York, New York

March 14, 2016

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands except share and per share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$176,967	$90,138
Short-term investments	82,847	190,152
Accounts receivable, net	95,082	90,124
Inventories	98,346	102,326
Receivables, other	2,422	1,542
Other current assets	5,811	4,504
Income taxes receivable	100	929
Deferred tax assets	7,182	6,848
Total current assets	468,757	486,563
Equipment and leasehold improvements, net	9,333	9,187
Trademarks, licenses and other intangible assets, net	201,335	98,531
Other assets	8,234	10,225
Total assets	$687,659	$604,506
Liabilities and Equity
Current liabilities:
Loans payable – banks	$—	$298
Current portion of long-term debt	22,163	—
Accounts payable – trade	50,636	46,646
Accrued expenses	46,890	49,194
Income taxes payable	7,359	3,773
Dividends payable	4,035	3,717
Total current liabilities	131,083	103,628
Long–term debt, less current portion	76,443	—
Deferred tax liability	3,746	2,154
Commitments and contingencies
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,037,915 and 30,977,293 shares at December 31, 2015 and 2014, respectively	31	31
Additional paid-in capital	62,030	60,200
Retained earnings	388,434	374,121
Accumulated other comprehensive loss	(48,091)	(15,823)
Treasury stock, at cost, 9,880,058 and 9,897,995 common shares at December 31, 2015 and 2014, respectively	(36,817)	(36,464)
Total Inter Parfums, Inc. shareholders’ equity	365,587	382,065
Noncontrolling interest	110,800	116,659
Total equity	476,387	498,724
Total liabilities and equity	$687,659	$604,506

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2015, 2014, and 2013

(In thousands except share and per share data)

	2015	2014	2013

Net sales	$468,540	$499,261	$563,579
Cost of sales	179,069	212,224	234,800
Gross margin	289,471	287,037	328,779
Selling, general, and administrative expenses	228,268	233,634	250,025
Income from operations	61,203	53,403	78,754
Other expenses (income):
Interest expense	2,826	1,478	1,380
(Gain) loss on foreign currency	876	(902)	1,168
Interest and dividend income	(2,995)	(3,888)	(4,440)
	707	(3,312)	(1,892)

Income before income taxes	60,496	56,715	80,646
Income taxes	21,527	19,370	29,680
Net income	38,969	37,345	50 966
Less: Net income attributable to the noncontrolling interest	8,532	7,909	11,755
Net income attributable to Inter Parfums, Inc.	$30,437	$29,436	$39,211
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.98	$0.95	$1.27
Diluted	0.98	0.95	1.27

Weighted average number of shares outstanding:
Basic	30,996,137	30,931,308	30,763,955
Diluted	31,100,215	31,060,326	30,953,882

Dividends declared per share	$0.52	$0.48	$0.96

See accompanying notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2015, 2014, and 2013

(In thousands except share and per share data)

	2015	2014	2013

Net income	$38,969	$37,345	$50,966

Other comprehensive income (loss):
Transfer from OCI into earnings	—	—	(327)
Translation adjustments, net of tax	(44,346)	(57,806)	19,027
	(44,346)	(57,806)	18,700
Comprehensive income (loss)	(5,377)	(20,461)	69,666

Comprehensive income (loss) attributable to noncontrolling interests:
Net income	8,532	7,909	11,755
Transfer from OCI into earnings	—	—	(87)
Translation adjustments, net of tax	(12,078)	(16,123)	5,425
	(3,546)	(8,214)	17,093
Comprehensive income (loss) attributable to Inter Parfums Inc.:	$(1,831)	$(12,247)	$52,573

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2015, 2014, and 2013

(In thousands except share and per share data)

	2015	2014	2013

Common stock, beginning and end of year	$31	$31	$31

Additional paid-in capital, beginning of year	60,200	57,877	54,679
Shares issued upon exercise of stock options	1,234	1,981	2,882
Sale of subsidiary shares to noncontrolling interests	(192)	(335)	(173)
Stock-based compensation	788	677	489
Additional paid-in capital, end of year	62,030	60,200	57,877

Retained earnings, beginning of year	374,121	359,459	349,672
Net income	30,437	29,436	39,211
Dividends	(16,124)	(14,855)	(29,582)
Stock-based compensation	—	81	158
Retained earnings, end of year	388,434	374,121	359,459

Accumulated other comprehensive income (loss), beginning of year	(15,823)	25,860	12,498
Foreign currency translation adjustment, net of tax	(32,268)	(41,683)	13,602
Transfer from OCI into earnings	—	—	(240)
Accumulated other comprehensive income (loss), end of year	(48,091)	(15,823)	25,860

Treasury stock, beginning of year	(36,464)	(36,016)	(35,404)
Shares issued upon exercise of stock options	140	219	203
Shares received as proceeds of option exercises	(493)	(667)	(815)
Treasury stock, end of year	(36,817)	(36,464)	(36,016)

Noncontrolling interest, beginning of year	116,659	128,145	118,505
Net income	8,532	7,909	11,755
Foreign currency translation adjustment, net of tax	(12,078)	(16,123)	5,425
Transfer from OCI into earnings	—	—	(87)
Sale of subsidiary shares to noncontrolling interest	1,523	1,365	830
Dividends	(3,836)	(4,667)	(8,341)
Stock-based compensation	—	30	58
Noncontrolling interest, end of year	110,800	116,659	128,145

Total equity	$476,387	$498,724	$535,356

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$38,969	$37,345	$50,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,078	10,166	11,110
Provision for doubtful accounts	442	412	574
Noncash stock compensation	787	856	838
Excess tax benefits from stock-based compensation arrangements	(260)	(670)	(700)
Deferred tax expense (benefit)	829	(557)	4,844
Change in fair value of derivatives	903	355	(157)
Changes in:
Accounts receivable	(12,573)	(19,607)	71,776
Inventories	(4,354)	4,344	29,240
Other assets	(1,622)	425	583
Accounts payable and accrued expenses	12,973	(4,996)	(33,156)
Income taxes, net	4,912	8,540	(86,724)
Net cash provided by operating activities	50,084	36,613	49,194
Cash flows from investing activities:
Purchases of short-term investments	(62,415)	(245,810)	(381,843)
Proceeds from sale of short-term investments	151,771	212,762	207,082
Purchase of equipment and leasehold improvements	(4,158)	(3,302)	(5,015)
Payment for intangible assets acquired	(119,788)	(922)	(7,769)
Proceeds from sale of equipment	—	—	2,801
Proceeds from sale of trademark	—	—	3,481
Net cash used in investing activities	(34,590)	(37,272)	(181,263)
Cash flows from financing activities:
Proceeds from (repayments of) loans payable – banks	—	(5,765)	(21,835)
Proceeds from issuance of long-term debt	110,970	—	—
Repayment of long-term debt	(11,761)	—	—
Purchase of treasury stock	(32)	(90)	(98)
Proceeds from exercise of options	653	953	1,668
Excess tax benefits from stock-based compensation arrangements	260	670	700
Proceeds from sale of stock of subsidiary	1,327	1,030	657
Dividends paid	(15,806)	(14,841)	(28,331)
Dividends paid to noncontrolling interests	(3,836)	(4,667)	(8,341)
Net cash provided by (used in) financing activities	81,775	(22,710)	(55,580)
Effect of exchange rate changes on cash	(10,440)	(12,143)	5,964
Net increase (decrease) in cash and cash equivalents	86,829	(35,512)	(181,685)
Cash and cash equivalents – beginning of year	90,138	125,650	307,335
Cash and cash equivalents – end of year	$176,967	$90,138	$125,650
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,400	$1,508	$1,524
Income taxes	19,668	10,430	104,992

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business, and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. Until early 2013, Burberry was our most significant license as Burberry products represented 23% of net sales in 2013 (see Note (2) “Termination of Burberry License”). With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2015	2014	2013
Montblanc	21%	22%	15%
Lanvin	15%	18%	15%
Jimmy Choo	20%	16%	13%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 73% owned Interparfums SA (“IPSA”), a subsidiary whose stock is publicly traded in France. In 2015, Interparfums SA formed a new subsidiary in Spain, Parfums Rochas. The subsidiary is 51% owned by Interparfums SA with the remaining 49% owned by its Rochas distributor for Spain. Parfums Rochas is responsible for Rochas brand distribution in the territory. All material intercompany balances and transactions have been eliminated.

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

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible, which aggregated $5.9 million and $6.9 million as of December 31, 2015 and 2014, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Cost components include raw materials, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

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

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 8.02%. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores, mass-market retailers, supermarkets and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $4.7 million, $5.2 million and $6.1 million in 2015, 2014 and 2013, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2015, 2014 or 2013.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $83.8 million, $86.7 million and $94.0 million for 2015, 2014 and 2013, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $25.4 million, $24.4 million and $25.7 million in 2015, 2014 and 2013, respectively. Accrued expenses include approximately $15.2 million and $16.5 million in advertising liabilities as of December 31, 2015 and 2014, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, range from approximately 1 to 16 years.  Under each license, the Company is required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently enacted tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (‘ASU”) which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In November 2015, the FASB issued an ASU that requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. In addition, this guidance can be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

(2)	Termination of Burberry License

Burberry exercised its option to buy-out the license rights effective December 31, 2012. In October 2012, the Company and Burberry entered into a transition agreement that provided for certain license rights and obligations to continue through March 31, 2013. The Company continued to operate certain aspects of the business for the brand including product development, testing, and distribution during the transition period.

(3)	Recent Agreements

Montblanc

In October 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, extended its license agreement with Montblanc by five years. The original agreement, signed in 2010, provided Interparfums SA with the exclusive worldwide license rights to create, produce and distribute fragrances and fragrance related products under the Montblanc brand through December 31, 2020. The new 10-year agreement, which went into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

French Connection

In September 2015, the Company entered into a 12-year license agreement to create, produce and distribute fragrances and fragrance related products under the French Connection brand names. The agreement is subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license agreement was subject to certain conditions precedent, which have now been satisfied, and the Company took over distribution of selected fragrances within the brand’s existing fragrance portfolio in 2016.

Rochas

In May 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, acquired the Rochas brand from The Procter & Gamble Company. This transaction includes all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million), including approximately $5.4 million in acquisition related expenses, was allocated to trademarks with indefinite lives including approximately $21 million of which was allocated to fashion trademarks. An additional $4.4 million was paid for related inventory.

Coach

In April 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an 11-year exclusive worldwide license with Coach, Inc. to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. Interparfums SA will distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores beginning in 2016. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Abercrombie & Fitch and Hollister

In December 2014, the Company entered into a 7-year exclusive worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company will distribute these fragrances internationally in specialty stores, department stores and duty free shops, and in the U.S., in duty free shops and potentially in Abercrombie & Fitch and Hollister retail stores. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. New men’s and women’s scents are planned for Hollister in 2016 along with a new men’s scent for Abercrombie & Fitch. A women’s Abercrombie & Fitch scent is in the works for 2017.

Oscar de la Renta

In October 2013, the Company entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. The agreement closed on December 2, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company purchased certain inventories and paid an up-front entry fee of $5.0 million. Upon closing, the Company took over distribution of fragrances within the brand’s existing perfume portfolio and launched its first new fragrance under the Oscar de la Renta brand in 2015.

Agent Provocateur

In July 2013, the Company entered into a 10.5-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under London-based luxury lingerie brand, Agent Provocateur. The agreement commenced on August 1, 2013 and is subject to certain minimum advertising expenditures as is customary in our industry. The Company took over distribution of selected fragrances within the brand’s existing perfume portfolio and launched its first fragrances under the Agent Provocateur brand in 2014.

Shanghai Tang

In July 2013, the Company created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under China’s leading luxury brand, Shanghai Tang. The agreement commenced on July 1, 2013 and is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry. In 2015, the Company launched its initial men’s and women’s fragrance collection under the Shanghai Tang brand.

(4)	Inventories

	December 31,
	2015	2014
Raw materials and component parts	$30,569	$36,383
Finished goods	67,777	65,943
	$98,346	$102,326

Overhead included in inventory aggregated $3.7 million and $3.3 million as of December 31, 2015 and 2014, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $6.6 million and $6.0 million as of December 31, 2015 and 2014, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$82,847	$—	$82,847	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	123	—	123	—

	$82,970	$—	$82,970	$—
Liabilities:
Interest rate swaps	$1,026	$—	$1,026	$—

		Fair Value Measurements at December 31, 2014
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$190,152	$—	$190,152	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$355	$—	$355	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the variable interest rates on the Company’s indebtedness approximate current market rates.

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps are the discounted net present value of the swaps using third party quotes from financial institutions.

(6)	Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. In connection with the Rochas acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge. The Company did not have any other derivatives under hedge accounting during the three-year period ended December 31, 2015.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements and were immaterial in each of the years in the three-year period ended December 31, 2015. For the year ended December 31, 2015, interest expense includes a loss of $1.0 million relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheet as of December 31, 2015. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting in 2015 resulted in an asset and is included in other current assets, and at December 31, 2014, such valuation resulted in a liability and is included in accrued expenses on the accompanying balance sheet. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded as a separate component of shareholders’ equity.

At December 31, 2015, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $12.8 million, GB £1.6 million and JPY ¥50.0 million, which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2015	2014
Equipment	$27,757	$26,006
Leasehold improvements	1,631	1,581
	29,388	27,587
Less accumulated depreciation and amortization	20,055	18,400
	$9,333	$9,187

Depreciation and amortization expense was $3.3 million in both 2015 and 2014, $4.9 million in 2013.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

(8)	Trademarks, Licenses and Other Intangible Assets

2015	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$119,459	$—	$119,459
Trademarks (finite lives)	42,046	61	41,985
Licenses (finite lives)	66,082	28,994	37,088
Other intangible assets (finite lives)	12,366	9,563	2,803
Subtotal	120,494	38,618	81,876
Total	$239,953	$38,618	$201,335

2014	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$4,252	$—	$4,252
Trademarks (finite lives)	46,889	53	46,836
Licenses (finite lives)	72,171	26,976	45,195
Other intangible assets (finite lives)	11,572	9,324	2,248
Subtotal	130,632	36,353	94,279
Total	$134,884	$36,353	$98,531

Amortization expense was $5.8 million, $6.6 million and $6.2 million in 2015, 2014 and 2013, respectively. Amortization expense is expected to approximate $6.0 million in 2016 and 2017, and $4.9 million in 2018, 2019 and 2020. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14 years and 2 years, respectively, and 14 years in the aggregate.

There were no impairment charges for trademarks with indefinite useful lives in 2015, 2014 and 2013. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 8.02%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $76 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.5% as of December 31, 2015). The line of credit which has a maturity date of December 18, 2016 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2015 and 2014.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $27 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.1% at December 31, 2015). Outstanding amounts were zero as of December 31, 2015, and $0.3 million as of December 31, 2014.

The weighted average interest rate on short-term borrowings was zero as of December 31, 2015 and 0.8% as of December 31, 2014.

(10)	Long-term Debt

In June 2015, the Company financed its Rochas brand acquisition with a $111 million, 5-year term loan payable in equal quarterly installments plus interest. This term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income. Maturities of long-term debt subsequent to December 31, 2015 are approximately $22 million per year through 2019 and, $11 million in 2020.

(11)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2023. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $9.9 million, $10.1 million and $10.8 million in 2015, 2014 and 2013, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Minimum future annual rental payments are as follows:

2016	$5,512
2017	5,285
2018	4,913
2019	4,470
2020	3,765
Thereafter	8,743
$32,688

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2032. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2016	$101,067
2017	114,136
2018	109,995
2019	113,091
2020	114,100
Thereafter	353,070
$905,459

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2015, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $33.8 million, $35.6 million and $40.5 million, in 2015, 2014 and 2013, respectively, and represented 7.2%, 7.1% and 7.2% of net sales for the years ended December 31, 2015, 2014 and 2013.

(12)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2015 and 2014 aggregated $0.8 million and $0.7 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

The following table sets forth information with respect to nonvested options for 2015:

	Number of Shares Grant Date	Weighted Average Grant Date Fair Value Grant Date
Nonvested options – beginning of year	385,505	$7.14
Nonvested options granted	158,300	$5.99
Nonvested options vested or forfeited	(128,955)	$6.65
Nonvested options – end of year	414,850	$6.86

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2015	2014	2013
Income before income taxes	$800	$900	$800
Net income attributable to Inter Parfums, Inc.	500	500	500
Diluted earnings per share attributable to Inter Parfums, Inc.	0.01	0.01	0.01

The following table summarizes stock option activity and related information for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	639,495	$23.19	643,595	$19.58	716,235	$14.41
Options granted	158,300	23.79	139,250	27.93	136,350	34.84
Options exercised	(80,685)	13.82	(136,640)	11.19	(204,240)	11.68
Options forfeited	(7,810)	27.77	(6,710)	19.37	(4,750)	17.47
Shares under option - end of year	709,300	24.34	639,495	23.19	643,595	19.58

At December 31, 2015, options for 178,045 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $1.7 million as of December 31, 2015 and unrecognized compensation cost related to stock options outstanding aggregated $2.7 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2015, 2014 and 2013 were $5.99, $7.42 and $9.20 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value. The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
Weighted-average expected stock-price volatility	33%	34%	37%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	1.7%	1.7%	1.7%
Weighted-average dividend yield	2.1%	1.8%	2.7%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2015	2014	2013
Proceeds from stock options exercised, excluding cashless exercise of $0.5 million, $0.6 million and $0.7 million in 2015, 2014 and 2013, respectively	$653	$953	$1,668
Tax benefits	$260	$670	$700
Intrinsic value of stock options exercised	$1,137	$2,733	$4,088

The following table summarizes additional stock option information as of December 31, 2015:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$15.59	92,880	2.00 years	71,380
$17.07	2,000	1.08 years	1,125
$19.03 - $19.33	189,370	2.14 years	142,290
$21.76	3,000	2.09 years	1,000
$22.20	4,000	3.09 years	1,600
$23.61	144,300	6.00 years	—
$25.82	14,000	4.80 years	—
$27.80	130,100	5.00 years	26,020
$29.36	2,000	3.69 years	500
$32.12	3,500	3.09 years	875
$35.75	124,150	4.00 years	49,660
Totals	709,300	3.82 years	294,450

As of December 31, 2015, the weighted average exercise price of options exercisable was $21.93 and the weighted average remaining contractual life of options exercisable is 2.54 years. The aggregate intrinsic value of options exercisable at December 31, 2015 is $1.3 million.

The Chief Executive Officer and the President each exercised 19,000, 32,875 and 28,500 outstanding stock options of the Company’s common stock in 2015, 2014 and 2013, respectively. The aggregate exercise prices of $0.5 million in 2015, $0.6 million in 2014 and $0.7 million in 2013 were paid by them tendering to the Company in 2015, 2014 and 2013, an aggregate of 18,764, 19,656 and 18,880 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2015, 2014 and 2013 an additional 1,299, 3,112 and 2,573 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

Dividends

The quarterly dividend of $4.0 million ($0.13 per share) declared in December 2015 was paid in January 2016. Furthermore, in January 2016, the Board of Directors of the Company authorized a 15% increase in the annual dividend to $0.60 per share. The next quarterly dividend of $0.15 per share will be paid on April 15, 2016 to shareholders of record on March 31, 2016.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2015	2014	2013

Numerator for diluted earings per share	$30,437	$29,436	$39,211
Denominator:
Weighted average shares	30,996,137	30,931,308	30,763,955
Effect of dilutive securities:
Stock options	104,078	129,018	189,927

Denominator for diluted earnings per share	31,100,215	31,060,326	30,953,882

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.98	$0.95	$1.27
Diluted	0.98	0.95	1.27

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 272,000, 130,000, and 32,000 shares of common stock for 2015, 2014, and 2013, respectively.

(14)	Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. Both European and United States operations primarily represent the sale of prestige brand name fragrances. Information on the Company’s operations by segments is as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

	Year ended December 31,
	2015	2014	2013
Net sales:
United States	$105,851	$105,270	$99,158
Europe	362,911	394,164	464,562
Eliminations of intercompany sales	(222)	(173)	(141)
	$468,540	$499,261	$563,579
Net income attributable to Inter Parfums, Inc.:
United States	$7,640	$8,069	$6,806
Europe	22,797	21,367	32,392
Eliminations	—	—	13
	$30,437	$29,436	$39,211
Depreciation and amortization expense:
United States	$1,583	$1,554	$1,216
Europe	7,495	8,612	9,894
	$9,078	$10,166	$11,110
Interest and dividend income:
United States	$18	$3	$16
Europe	2,977	3,885	4,424
	$2,995	$3,888	$4,440
Interest expense:
United States	$2	$73	$13
Europe	2,824	1,405	1,367
	$2,826	$1,478	$1,380
Income tax expense:
United States	$3,923	$4,643	$4,512
Europe	17,604	14,727	25,159
Eliminations	—	—	9
	$21,527	$19,370	$29,680

	December 31,
	2015	2014	2013
Total assets:
United States	$80,761	$78,740	$76,980
Europe	616,199	535,049	596,153
Eliminations of investment in subsidiary	(9,301)	(9,283)	(9,075)
	$687,659	$604,506	$664,058
Additions to long-lived assets:
United States	$1,283	$1,165	$7,629
Europe	122,663	3,059	5,155
	$123,946	$4,224	$12,784
Total long-lived assets:
United States	$13,133	$13,433	$13,823
Europe	197,535	94,285	112,864
	$210,668	$107,718	$126,687
Deferred tax assets:
United States	$365	$396	$341
Europe	6,817	6,452	6,916
Eliminations	-	-	-
	$7,182	$6,848	$7,257

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

United States export sales were approximately $66.3 million, $61.0 million and $58.8 million in 2015, 2014 and 2013, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2015	2014	2013
North America	$125,700	$125,900	$145,900
Europe	170,600	177,900	215,700
Central and South America	41,100	57,700	50,600
Middle East	41,900	40,300	43,300
Asia	78,200	85,600	98,700
Other	11,000	11,900	9,400

	$468,500	$499,300	$563,600

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$122,000	$119,000	$142,000
United Kingdom	$32,000	$37,000	$46,000
France	$34,000	$50,000	$47,000

(15)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no uncertain tax position at December 31, 2015.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2015	2014	2013
U.S. operations	$11,564	$12,712	$11,340
Foreign operations	48,932	44,003	69,306

	$60,496	$56,715	$80,646

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$3,660	$4,374	$3,638
State and local	220	323	454
Foreign	16,806	15,229	20,744
	20,686	19,926	24,836
Deferred:
Federal	30	(84)	370
State and local	1	30	59
Foreign	810	(502)	4,415
	841	(556)	4,844
Total income tax expense	$21,527	$19,370	$29,680

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014
Net deferred tax assets:
Foreign net operating loss carry-forwards	$296	$419
Inventory and accounts receivable	2,321	2,655
Profit sharing	2,442	2,570
Stock option compensation	717	545
Effect of inventory profit elimination	2,170	1,757
Other	(468)	(679)
Total gross deferred tax assets, net	7,478	7,267
Valuation allowance	(296)	(419)
Net deferred tax assets	7,182	6,848
Deferred tax liabilities (long-term):
Trademarks and licenses	(3,746)	(2,154)
Other	—	—
Total deferred tax liabilities	(3,746)	(2,154)
Net deferred tax assets	$3,436	$4,694

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

The French Tax Authorities have examined the 2012 tax return of Interparfums, SA and issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments. The Company believes that it has strong arguments to support its tax positions and that more likely than not, its tax positions will be sustained. The Company will vigorously contest the assessments.

The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2012.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

The Company has not provided for U.S. deferred income taxes on $352 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2015 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2015	2014	2013
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.2	0.1	0.4
Effect of foreign taxes greater than
U.S. statutory rates	1.6	0.4	2.0
Other	(0.2)	(0.3)	0.4
Effective rates	35.6%	34.2%	36.8%

(16)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consists of the following:

	Year ended December 31,
	2015	2014	2013

Net derivative instruments, beginning of year	$—	$—	$240
Transfer from OCI into earnings	—	—	(240)
Net derivative instruments, end of year	—	—	—

Cumulative translation adjustments, beginning of year	(15,823)	25,860	12,258
Translation adjustments	(32,268)	(41,683)	13,602
Cumulative translation adjustments, end of year	(48,091)	(15,823)	25,860

Accumulated other comprehensive income (loss)	$(48,091)	$(15,823)	$25,860

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands except share and per share data)

(17)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2015	2014	2013

Net income attributable to Inter Parfums, Inc.	$30,437	$29,436	$39,211
Decrease in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	(192)	(335)	(173)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$30,245	$29,101	$39,038

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2015	$1,609	442	(164	)(d)	64	(a)	1,823
Year ended December 31, 2014	$2,533	412	(233	)(d)	1,103	(a)	1,609
Year ended December 31, 2013	$6,074	574	123	(d)	4,238	(a)	2,533

Sales return accrual:
Year ended December 31, 2015	$5,309	3,490	-		4,752	(b)	4,047
Year ended December 31, 2014	$3,843	5,258	-		3,792	(b)	5,309
Year ended December 31, 2013	$4,526	3,751	-		4,434	(b)	3,843

Inventory reserve:
Year ended December 31, 2015	$5,970	5,563	(499	)(d)	4,393	(c)	6,641
Year ended December 31, 2014	$6,791	5,077	(644	)(d)	5,254	(c)	5,970
Year ended December 31, 2013	$19,923	6,794	323	(d)	20,249	(c)	6,791

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
Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 14, 2016
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg
Russell Greenberg	Chief Financial and Accounting Officer and Director	March 14, 2016

/s/ Philippe Benacin
Philippe Benacin	Director	March 11, 2016

/s/ Philippe Santi
Philippe Santi	Director	March 11, 2016

/s/ François Heilbronn
François Heilbronn	Director	March 10, 2016

/s/ Jean Levy
Jean Levy	Director	March 10, 2016

Robert Bensoussan-Torres	Director	March __, 2016

/s/ Patrick Choël
Patrick Choël	Director	March 10, 2016

/s/ Michel Dyens
Michel Dyens	Director	March 10, 2016

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

Exhibit No.	Description

3.1.1	Restated Certificate of Incorporation dated September 3, 1987

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004

3.2	Amended and Restated By-laws

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)

3.4	Articles of Incorporation of Interparfums SA

3.4.1	Articles of Incorporation of Interparfums SA (English translation)

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991

10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, LP, and Jean Philippe Fragrances, Inc. dated July 10, 1995

10.61.1	Third Amendment to Lease for 60 Stults Road, South Brunswick, NJ

10.138	Licence Agreement between J Choo Limited and Interparfums SA signed on September 29, 2009 (Certain confidential information in this Exhibit 10.138 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.161	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2014 with Schedule of Option Holders and Options Granted

10.162	Form of Option Agreement for Options Granted to Executive Officers on January 28, 2015 with Schedule of Option Holders and Options Granted

21	List of Subsidiaries

23	Consent of WeiserMazars LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following document heretofore filed with the Commission is also incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015:

Exhibit No.	Description

2.1	Asset Purchase Agreement dated March 18, 2015 among The Procter & Gamble Company and two of its subsidiaries, Parfums Rochas SAS and Procter & Gamble International Operations SA, and Interparfums SA*

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedule or exhibit so furnished.

The following documents heretofore filed with the Commission more than five (5) years ago are hereby filed again as exhibits to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2015:

As initially filed with the Company's Quarterly Report for the quarterly period ended June 30, 2010:

Exhibit No.	Description	Page No.

3.9	Interparfums Singapore Pte. Ltd Memorandum and Articles of Association (initially filed as No. 3.1)	144

3.10	Interparfums Luxury Brands, Inc. Certificate of Incorporation (initially filed as No. 3.2)	191

As initially filed with the Company's Quarterly Report for the quarterly period ended September 30, 2010:

Exhibit No.	Description	Page No.

10.144	Contrat de Bail Commercial et GEMFI and Interparfums SA - French original - (Certain confidential information in this Exhibit 10.144 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	192

10.144.1	Commercial Lease Agreement between GEMFI and Interparfums SA - English translation- (Certain confidential information in this Exhibit 10.144.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	238

As initially filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Exhibit No.	Description	Page No.

10.165	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2010 with Schedule of Option Holders and Options Granted (initially filed as No. 4.31)	334

The following documents are filed with this report:

Exhibit No.	Description	Page Number

3.8	Articles of Association of Parfums Rochas Spain, Limited Liability Company	126

10.163	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2015 with Schedule of Option Holders and Options Granted	284

10.164	Amended and Restated License Agreement between Montblanc-Simplo Gmbh and Interparfums SA Dated September 7, 2015 (Certain confidential information in this Exhibit 10.164 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).	287

21	List of Subsidiaries	337

23	Consent of WeiserMazars LLP	338

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	339

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	341

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	343

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	344

101	Interactive data files