Form 10-Q
period 2016-03-31
INTER PARFUMS INC
filed 2016-05-10
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 6, 2016, there were 31,055,605 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$151,462	$176,967
Short-term investments	95,755	82,847
Accounts receivable, net	107,607	95,082
Inventories	112,889	98,346
Receivables, other	2,185	2,422
Other current assets	6,475	5,811
Income taxes receivable	116	100
Deferred tax assets	8,135	7,182

Total current assets	484,624	468,757

Equipment and leasehold improvements, net	10,235	9,333

Trademarks, licenses and other intangible assets, net	208,643	201,335

Other assets	8,575	8,234

Total assets	$712,077	$687,659

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$23,246	$22,163
Accounts payable – trade	58,911	50,636
Accrued expenses	33,868	46,890
Income taxes payable	12,425	7,359
Dividends payable	4,656	4,035

Total current liabilities	133,106	131,083

Long–term debt, less current portion	74,551	76,443

Deferred tax liability	3,862	3,746

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,045,065 and 31,037,915 shares at March 31, 2016 and December 31, 2015, respectively	31	31
Additional paid-in capital	62,361	62,030
Retained earnings	391,112	388,434
Accumulated other comprehensive loss	(34,448)	(48,091)
Treasury stock, at cost, 9,880,058 shares at March 31, 2016 and December 31, 2015, respectively	(36,817)	(36,817)

Total Inter Parfums, Inc. shareholders’ equity	382,239	365,587

Noncontrolling interest	118,319	110,800

Total equity	500,558	476,387

Total liabilities and equity	$712,077	$687,659

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015

Net sales	$111,522	$109,249

Cost of sales	40,205	41,639

Gross margin	71,317	67,610

Selling, general and administrative expenses	53,786	46,544

Income from operations	17,531	21,066

Other expenses (income):
Interest expense	973	158
Loss on foreign currency	714	2,006
Interest and dividend income	(1,354)	(1,196)

	333	968

Income before income taxes	17,198	20,098

Income taxes	7,750	6,793

Net income	9,448	13,305

Less: Net income attributable to the noncontrolling interest	2,114	3,298

Net income attributable to Inter Parfums, Inc.	$7,334	$10,007

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.24	$0.32
Diluted	$0.24	$0.32

Weighted average number of shares outstanding:
Basic	31,039	30,979
Diluted	31,104	31,072

Dividends declared per share	$0.15	$0.13

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Comprehensive income (loss):

Net income	$9,448	$13,305

Other comprehensive income (loss):

Net derivative instrument loss, net of tax	—	(608)

Translation adjustments, net of tax	18,892	(47,868)

Comprehensive income (loss)	28,340	(35,171)

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	2,114	3,298

Other comprehensive income (loss):

Net derivative instrument loss, net of tax	—	(165)

Translation adjustments, net of tax	5,249	(13,075)

Comprehensive income (loss) attributable to the noncontrolling interests	7,363	(9,942)

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$20,977	$(25,229)

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	62,030	60,200
Shares issued upon exercise of stock options	132	82
Stock-based compensation	212	194
Sale of subsidiary shares to noncontrolling interest	(13)	(6)
Additional paid-in capital, end of period	62,361	60,470

Retained earnings, beginning of period	388,434	374,121
Net income	7,334	10,007
Dividends	(4,656)	(4,028)
Retained earnings, end of period	391,112	380,100

Accumulated other comprehensive loss, beginning of period	(48,091)	(15,823)
Foreign currency translation adjustment, net of tax	13,643	(34,793)
Net derivative instrument loss, net of tax	—	(443)
Accumulated other comprehensive loss, end of period	(34,448)	(51,059)

Treasury stock, beginning and end of period	(36,817)	(36,464)

Noncontrolling interest, beginning of period	110,800	116,659
Net income	2,114	3,298
Foreign currency translation adjustment, net of tax	5,249	(13,075)
Net derivative instrument loss, net of tax	—	(165)
Sale of subsidiary shares to noncontrolling interest	156	104
Noncontrolling interest, end of period	118,319	106,821

Total equity	$500,558	$459,899

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,448	$13,305
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,338	2,228
Provision for doubtful accounts	15	47
Noncash stock compensation	212	194
Deferred tax benefit	(674)	(503)
Change in fair value of derivatives	(87)	—
Changes in:
Accounts receivable	(8,694)	(14,397)
Inventories	(10,763)	(11,679)
Other assets	340	(1,564)
Accounts payable and accrued expenses	(9,109)	8,480
Income taxes, net	4,581	2,578

Net cash used in operating activities	(12,393)	(1,311)

Cash flows from investing activities:
Purchases of short-term investments	(14,336)	(56,437)
Proceeds from sale of short-term investments	5,510	69,593
Purchases of equipment and leasehold improvements	(1,422)	(687)
Payment for intangible assets acquired	(111)	(774)

Net cash provided by (used in) investing activities	(10,359)	11,695

Cash flows from financing activities:
Proceeds from loans payable – banks, net	—	168
Repayment of long-term debt	(5,479)	—
Proceeds from exercise of options	132	82
Proceeds from sale of stock of subsidiary	143	98
Dividends paid	(4,035)	(3,717)

Net cash used in financing activities	(9,239)	(3,369)

Effect of exchange rate changes on cash	6,486	(9,911)

Net decrease in cash and cash equivalents	(25,505)	(2,896)

Cash and cash equivalents - beginning of period	176,967	90,138

Cash and cash equivalents - end of period	$151,462	$87,242

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$560	$168
Income taxes	3,782	7,365

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2015. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

2.	Settlement with French Tax Authorities:

As disclosed in the Company’s financial statements included in our Form 10-K for the year ended December 31, 2015, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and Lanvin royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016 and income tax expense for the three months ended March 31, 2016 includes the $1.9 million settlement.

3.	Recent Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies several aspects of the accounting for share based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities are allowed to elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2016	December 31, 2015

Raw materials and component parts	$35,699	$30,569
Finished goods	77,190	67,777

	$112,889	$98,346

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at March 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$95,755	$—	$95,755	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	431	—	431	—

	$96,186	$—	$96,186	$—
Liabilities:
Interest rate swaps	$1,395	$—	$1,395	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$82,847	$—	$82,847	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	123	—	123	—

	$82,970	$—	$82,970	$—
Liabilities:
Interest rate swaps	$1,026	$—	$1,026	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. In connection with the 2015 Rochas brand acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

This derivative was designated and qualified as a cash flow hedge. The Company did not have any other derivatives under hedge accounting during the three months ended March 31, 2016 and 2015.

Gains and losses in derivatives not designated as hedges are included in loss on foreign currency on the accompanying income statement and were immaterial for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, interest expense includes a loss of $0.3 million relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting resulted in an asset and is included in other current assets on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is recorded as a separate component of shareholders’ equity.

At March 31, 2016, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $7.8 million, GB £1.7 million and JPY ¥125.1 million which all have maturities of less than one year.

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during both the three months ended March 31, 2016 and 2015 aggregated $0.05 million and $0.03 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	414,850	$6.86
Nonvested options granted	5,000	$6.50
Nonvested options vested or forfeited	(13,370)	$6.76
Nonvested options – end of period	406,480	$6.86

Share-based payment expense decreased income before income taxes by $0.21 million and $0.19 million for the three months ended March 31, 2016 and 2015, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.13 million and $0.12 million for the three months ended March 31, 2016 and 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of March 31, 2016:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2016	709,300	$24.34
Options granted	5,000	26.40
Options cancelled	(7,120)	26.97
Options exercised	(7,150)	18.41

Outstanding at March 31, 2016	700,030	$24.39

Options exercisable	293,550	$22.04
Options available for future grants	180,165

As of March 31, 2016, the weighted average remaining contractual life of options outstanding is 3.59 years (2.32 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $5.2 million and $2.8 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $2.5 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2016 and March 31, 2015 were as follows:

(In thousands)	March 31, 2016	March 31, 2015

Cash proceeds from stock options exercised	$132	$82
Tax benefits	—	—
Intrinsic value of stock options exercised	80	66

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2016 and 2015 were $6.50 and $6.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2016 and 2015 are set forth in the following table:

	March 31, 2016	March 31, 2015

Weighted average expected stock-price volatility	33%	34%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.42%	1.28%
Weighted average dividend yield	2.2%	1.8%

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands, except per share data)	March 31,
	2016	2015
Numerator:
Net income attributable to Inter Parfums, Inc.	$7,334	$10,007
Denominator:
Weighted average shares	31,039	30,979
Effect of dilutive securities:
Stock options	65	93
Denominator for diluted earnings per share	31,104	31,072

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.24	$0.32
Diluted	0.24	0.32

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.42 million and 0.27 million shares of common stock for the three months ended March 31, 2016 and 2015, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2016	2015
Net sales:
United States	$19,385	$22,479
Europe	92,156	86,787
Eliminations	(19)	(17)
	$111,522	$109,249

Net income attributable to Inter Parfums, Inc.:
United States	$397	$1,109
Europe	6,937	8,898
	$7,334	$10,007

	March 31,	December 31,
	2016	2015
Total Assets:
United States	$80,120	$80,761
Europe	641,186	616,199
Eliminations of investment in subsidiary	(9,229)	(9,301)
	$712,077	$687,659

10.	Accrued Expenses:

Accrued expenses include approximately $8.2 million and $15.2 million in advertising liabilities as of March 31, 2016 and December 31, 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2015 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. We believe that our presentation of the non-GAAP financial information beginning on page 24 of this Form 10-Q is important supplemental measures of operating performance to investors. We believe that certain investors consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 83% and 79% of net sales for the three months ended March 31, 2016 and 2015, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world. With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names; for the three months ended March 31, 2016, sales of product for these brands represented 11%, 31%, and 19% of net sales, respectively.

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 17% and 21% of net sales for the three months ended March 31, 2016 and 2015, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Hollister, Oscar de la Renta, and Shanghai Tang brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our distribution subsidiaries in Italy, Germany, Spain and the United States.

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

During the three months ended March 31, 2016, the economic and political uncertainty and financial market volatility taking place in Eastern Europe, the Middle East and China had a small negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Event

Settlement with French Tax Authorities

As disclosed in the Company’s financial statements included in our Form 10-K for the year ended December 31, 2015, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and Lanvin royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016 and income tax expense for the three months ended March 31, 2016 includes the $1.9 million settlement.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the cost of inventories based upon our sales forecast and the physical condition of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or competitive conditions differ from our expectations.

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

At March 31, 2016 and December 31, 2015 indefinite-lived intangible assets aggregated $119.5 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2015 assuming all other assumptions remained constant:

		Increase (decrease)
In millions	Change	to fair value

Weighted average cost of capital	+10%	$(12.3)
Weighted average cost of capital	-10%	$15.1
Future sales levels	+10%	$12.4
Future sales levels	-10%	$(12.4)

Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our intangible assets subject to amortization. In those cases where we determine that the useful life of long-lived assets should be shortened, we would amortize the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Net Sales	Three months ended March 31,
(in millions)	2016	% Change	2015

European based product sales	$92.1	6%	$86.7
United States based product sales	19.4	(14)%	22.5
Total net sales	$111.5	2%	$109.2

Net sales for the three months ended March 31, 2016 increased 2% to $111.5 million, as compared to $109.2 for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 3%. For the 2016 first quarter, the average U.S. dollar/euro exchange rate was 1.10 compared to 1.13 in the first quarter of 2015.

European based product sales increased 6% to $92.1 million for the three months ended March 31, 2016, as compared to $86.7 million for the corresponding period of the prior year. For the three months ended March 31, 2016, Montblanc, our largest brand, generated sales of $35.0 million, up 29%, as compared to the corresponding period of the prior year. The promising launch of Montblanc Legend Spirit was an important contributor to brand sales. Our second largest brand, Jimmy Choo, achieved first quarter brand sales of $21.4 million, down 1% from the same period last year, with both periods aided by recent launches. While the 2016 first quarter benefitted from the continuing roll-out of the Jimmy Choo Illicit line, the 2015 first quarter reflected strong sales from the introductions of the Jimmy Choo Man and the Jimmy Choo Blossom lines. Lanvin fragrances sales decreased to $12.2 million, or 25%, due primarily to the economic slowdowns in its two flagship markets of Russia and China. We hope to counter this trend with new flankers (brand offshoots), and seasonal scents debuting this year, as well as a new Lanvin women's line planned for early next year. Rochas fragrances generated $6.4 million in incremental sales, primarily due to sales in the brand’s foundational markets of Spain and France.

We maintain confidence in our future as we have strengthened advertising and promotional investments supporting all portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. For 2016, we expect most of the growth for our European operations to come from our newest brands, Coach and Rochas. Our first Coach women’s line is set to launch in September 2016, and we have already ramped up our distribution network for our current Rochas product lines while we prepare for a new Rochas product line for 2017. Of our other European based brands, only Van Cleef & Arpels will see a launch of a new scent family. For our other brands, line extensions and/or flankers are in the works. Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

United States based product sales decreased 14% to $19.4 million for the three months ended March 31, 2016, as compared to $22.5 million for the corresponding period of the prior year. The decline in first quarter sales is best understood in the context of difficult comparisons with the prior year’s first quarter, when Extraordinary by Oscar de la Renta and Icon by Dunhill were launched. With our first ever fragrance launches for Abercrombie & Fitch and Hollister, along with several other new product introductions within our U.S. operations brand portfolio, we expect better quarterly comparisons later in the year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Three months ended March 31,
(in millions)	2016	2015

North America	$29.7	$30.2
Western Europe	31.1	24.5
Eastern Europe	4.4	6.4
Central and South America	12.2	12.7
Middle East	11.0	12.7
Asia	20.7	20.1
Other	2.4	2.6
	$111.5	$109.2

For the three months ended March 31, 2016, we continued to feel the effect of negative market conditions in Eastern Europe, the Middle East and China, while in constant dollars, Western Europe and North America continue to perform well.

Gross Profit Margin	Three months ended March 31,
(in millions)	2016	2015

Net sales	$111.5	$109.2
Cost of sales	40.2	41.6
Gross margin	$71.3	$67.6

Gross margin as a % of net sales	63.9%	61.9%

Gross profit margin was 63.9% of net sales for the three months ended March 31, 2016, as compared to 61.9% for the corresponding period of the prior year. For European operations, gross profit margin was 67.3% and 64.7% in the first quarters of 2016 and 2015, respectively. Approximately 40% of the gross profit margin increase for European operations is related to currency fluctuation, while the balance is the result of product mix, with our Rochas brand being a major contributor generating gross profit margins in excess of 75%. We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three months ended March 31, 2016 was 1.10, as compared to 1.13 for the 2015 period.

For U.S. operations, gross profit margin was 48.2% and 51.1% in the first quarters of 2016 and 2015, respectively. The decrease is primarily the result of a shift in product mix during the period as the 2015 first quarter, included the initial launches of Extraordinary by Oscar de la Renta and Icon by Dunhill. The Oscar de la Renta and Dunhill brands generate some of the highest gross profit margins for our U.S. operations.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.1 million for both the three months ended March 31, 2016 and 2015, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses	Three months ended March 31,
(in millions)	2016	2015

Selling, general and administrative expenses	$53.8	$46.5
Selling, general and administrative expenses as a % of net sales	48%	43%

Selling, general and administrative expenses increased 15% for the three months ended March 31, 2016, as compared to the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 48% and 43% for the three months ended March 31, 2016 and 2015, respectively. For European operations, selling, general and administrative expenses increased 22% in 2016, as compared to 2015 and represented 49% of sales in 2016, as compared to 43% of sales in 2015. For U.S. operations, while sales decreased 14% for the three months ended March 31, 2016, as compared to the corresponding period of the prior year, selling, general and administrative expenses decreased 10% for the same period and represented 45% of sales in 2016, as compared to 43% of sales in 2015.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $16.1 million (14.5% of net sales) for the 2016 period, as compared to $12.6 million (11.5% of net sales) for the 2015 period. The increase in 2016 is primarily the result of advertising and promotional expenditures incurred in connection with the launch of Montblanc Legend Spirit and the continued geographic rollout of Jimmy Choo Illicit. As Montblanc and Jimmy Choo are our largest brands, the launch of a new flanker or fragrance family will typically result in higher advertising and promotional expenditures.

Royalty expense included in selling, general and administrative expenses aggregated $8.2 million (7.3% of net sales) for the 2016 period, as compared to $8.6 million (7.8% of net sales), in 2015. The 2015 period includes $0.6 million that had been accrued as part of the settlement of our royalty liability with Burberry. Service fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $2.5 million (2.3% of net sales) for both the three month ended March 31, 2016 and 2015.

As a result of the above analysis regarding margins and selling, general and administrative expenses, income from operations decreased 17% to $17.5 million for the three months ended March 31, 2016, as compared to $21.1 million for the corresponding period of the prior year. Operating margins were 15.7% of net sales in the current period as compared to 19.3% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $1.0 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in 2016 is primarily related to the financing of the Rochas brand acquisition and includes a $0.3 million loss relating to the interest rate swap. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $97.8 million and $0.4 million as of March 31, 2016 and 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency losses aggregated $0.7 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. Extreme volatility in currency exchange rates was experienced in late 2014 and early 2015 with the dollar gaining significant strength against the euro within a relatively short period of time. The loss incurred for the three months ended March 31, 2015, primarily represents losses from intercompany accounts between our subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged by the use of foreign currency forward exchange contracts. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 40% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $1.4 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

As disclosed in the Company’s financial statements included in our Form 10-K for the year ended December 31, 2015, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and Lanvin royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016 and income tax expense for the three months ended March 31, 2016 includes the $1.9 million settlement.

Excluding the settlement, our effective income tax rate was 34% for both the three months ended March 31, 2016 and 2015. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. We did not experience any significant changes in tax rates during the period, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income and Earnings per Share (in thousands except per share data)	Three months ended March 31,
	2016	2015

Net income attributable to European operations	$9,052	$12,197
Net income attributable to United States operations	396	1,108
Net Income	9,448	13,305
Less: Net income attributable to the noncontrolling interest	2,114	3,298

Net income attributable to Inter Parfums, Inc.	$7,334	$10,007

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.24	$0.32
Diluted	$0.24	$0.32

Weighted average number of shares outstanding:
Basic	31,039	30,979
Diluted	31,104	31,072

Net income was $9.4 million for the three months ended March 31, 2016, as compared to $13.3 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, selling, general and administrative expenses and the pending settlement with the French Tax Authorities. As previously discussed, improved gross profit margins within our European operations were more than offset by increased advertising and promotional expenditures in connection with the launch of Montblanc Legend Spirit and the continued rollout of Jimmy Choo Illicit. In addition, for our European operations, net income for the first quarter of 2016 includes the effect of the $1.9 million pending income tax settlement with the French Tax Authorities. For United States operations, in summary, 2016 sales, gross margin and selling, general and administrative expenses decreased 14%, 19% and 10% respectively, as compared to the corresponding period of the prior year.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Germany and Spain. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 23% and 27% of European operations net income in the first quarters of 2016 and 2015, respectively. Net income attributable to Inter Parfums, Inc. was $7.3 million in the first quarter of 2016, as compared to $10.0 million in the first quarter of 2015.

Adjusted Net Income Attributable to Inter Parfums, Inc.

Adjusted Net Income Attributable to Inter Parfums, Inc., is deemed a “non-GAAP financial measure” under the rules of the Securities and Exchange Commission. This non-GAAP measure is calculated using GAAP amounts derived from our consolidated financial statements. Adjusted net income attributable to Inter Parfums, Inc. has limitations and should not be considered in isolation or as a substitute for net income, operating income, cash flow from operations or other consolidated income or cash flow data prepared in accordance with GAAP. Because not all companies use identical calculations, this presentation of adjusted income may not be comparable to a similarly titled measure of other companies.

Adjusted Net Income Attributable to Inter Parfums, Inc. Reconciliation

Adjusted net income attributable to Inter Parfums, Inc. is defined as net income attributable to Inter Parfums, Inc., plus the pending nonrecurring tax settlement, net of the portion of the settlement attributable to the noncontrolling interest. We believe that certain investors consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance. The following table provides a reconciliation of net income attributable to Inter Parfums, Inc. to adjusted net income attributable to Inter Parfums, Inc. for the period indicated.

INTER PARFUMS, INC. AND SUBSIDIARIES

(in thousands except per share data)	Three Months Ended March 31,
	2016	2015

Net income attributable to Inter Parfums, Inc.	$7,334	$10,007
Pending nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	1,400	--
Adjusted net income attributable to Inter Parfums, Inc.	$8,734	$10,007

Adjusted net income attributable to Inter Parfums, Inc. common stockholders:
Basic	$0.28	$0.32
Diluted	$0.28	$0.32

Weighted average number of shares outstanding:
Basic	31,039	30,979
Diluted	31,104	31,072

Liquidity and Capital Resources

The Company’s financial position remains strong. At March 31, 2016, working capital aggregated $352 million and we had a working capital ratio of over 3.6 to 1. Cash and cash equivalents and short-term investments aggregated $247 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 90% of the Company’s total assets are held by European operations and approximately $198 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $12.4 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, working capital items used $23.6 million in cash from operating activities, as compared to $16.6 million in the 2015 period. Although accounts receivable is up 9% from year end, the balance is reasonable based on first quarter 2016 sales levels and reflects continued strong collection activity as day’s sales outstanding is 88 days, as compared to the 79 days for the corresponding period of the prior year. Due to difficult economic conditions in certain territories some customers have needed additional time to pay. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 11% from year end and reflect levels needed to support upcoming new product launches. The decline in accrued expenses primarily reflects the payments of advertising liabilities from 2015.

Cash flows used in investing activities in 2016 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $94 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million ($5.5 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2016, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2016 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both March 31, 2016 and 2015.

In January 2016, the Board of Directors authorized a 15% increase in the annual dividend to $0.60 per share. The next quarterly cash dividend of $0.15 per share is payable on July 15, 2016 to shareholders of record on June 30, 2016. The annual cash dividend for 2016 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2016.

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

At March 31, 2016, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $7.8 million, GB £1.7 million and JPY ¥125.1 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

3.8	Articles of Association of Parfums Rochas Spain, Limited Liability Company (Spanish with English translation)*	31

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	49

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	50

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	51

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	52

101	Interactive data files

______

*Replaces version of exhibit with the same exhibit number filed with the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2016.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer