Form 10-Q
period 2016-06-30
INTER PARFUMS INC
filed 2016-08-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 5, 2016, there were 31,060,285 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$115,850	$176,967
Short-term investments	115,884	82,847
Accounts receivable, net	101,001	95,082
Inventories	124,254	98,346
Receivables, other	2,075	2,422
Other current assets	6,765	5,811
Income tax receivable	1,058	100
Deferred tax assets	8,079	7,182
Total current assets	474,966	468,757
Equipment and leasehold improvements, net	10,688	9,333
Trademarks, licenses and other intangible assets, net	202,515	201,335
Other assets	8,592	8,234
Total assets	$696,761	$687,659

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$22,734	$22,163
Accounts payable - trade	60,672	50,636
Accrued expenses	42,605	46,890
Income taxes payable	6,441	7,359
Dividends payable	4,659	4,035
Total current liabilities	137,111	131,083
Long-term debt, less current portion	67,176	76,443
Deferred tax liability	3,724	3,746
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,058,965 and 31,037,915 shares at June 30, 2016 and December 31, 2015, respectively	31	31
Additional paid-in capital	62,818	62,030
Retained earnings	392,284	388,434
Accumulated other comprehensive loss	(42,421)	(48,091)
Treasury stock, at cost, 9,880,058 common shares at June 30, 2016 and December 31, 2015, respectively	(36,817)	(36,817)
Total Inter Parfums, Inc. shareholders’ equity	375,895	365,587
Noncontrolling interest	112,855	110,800
Total equity	488,750	476,387
Total liabilities and equity	$696,761	$687,659

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$117,157	$102,021	$228,679	$211,270

Cost of sales	42,729	41,696	82,933	83,335

Gross margin	74,428	60,325	145,746	127,935

Selling, general and administrative expenses	62,969	52,083	116,757	98,627

Income from operations	11,459	8,242	28,989	29,308

Other expenses (income):
Interest expense	693	613	1,666	771
(Gain) loss on foreign currency	(661)	80	53	2,086
Interest income	(602)	(776)	(1,956)	(1,972)

	(570)	(83)	(237)	885

Income before income taxes	12,029	8,325	29,226	28,423

Income taxes	4,300	2,805	12,049	9,598

Net income	7,729	5,520	17,177	18,825

Less: Net income attributable to the noncontrolling interest	1,898	1,169	4,012	4,467

Net income attributable to Inter Parfums, Inc.	$5,831	$4,351	$13,165	$14,358

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.19	$0.14	$0.42	$0.46
Diluted	$0.19	$0.14	$0.42	$0.46

Weighted average number of shares outstanding:
Basic	31,055	30,988	31,047	30,984
Diluted	31,138	31,107	31,121	31,089

Dividends declared per share	$0.15	$0.13	$0.30	$0.26

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Comprehensive income: (loss)

Net income	$7,729	$5,520	$17,177	$18,825

Other comprehensive income (loss):

Reclassification from OCI into earnings, net	--	608	--	--

Translation adjustments, net of tax	(10,779)	15,279	8,113	(32,589)

Comprehensive income (loss)	(3,050)	21,407	25,290	(13,764)

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	1,898	1,169	4,012	4,467

Other comprehensive income (loss):

Reclassification from OCI into earnings, net	--	165	--	--

Translation adjustments, net of tax	(2,806)	4,122	2,443	(8,953)

Comprehensive income (loss) attributable to the noncontrolling interests	(908)	5,456	6,455	(4,486)

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(2,142)	$15,951	$18,835	$(9,278)

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	62,030	60,200
Shares issued upon exercise of stock options	402	429
Sale of subsidiary shares to noncontrolling interests	(35)	(6)
Stock-based compensation	421	392
Additional paid-in capital, end of period	62,818	61,015

Retained earnings, beginning of period	388,434	374,121
Net income	13,165	14,358
Dividends	(9,315)	(8,058)
Retained earnings, end of period	392,284	380,421

Accumulated other comprehensive loss, beginning of period	(48,091)	(15,823)
Foreign currency translation adjustment, net of tax	5,670	(23,636)
Accumulated other comprehensive loss, end of period	(42,421)	(39,459)

Treasury stock, beginning and end of period	(36,817)	(36,464)

Noncontrolling interest, beginning of period	110,800	116,659
Net income	4,012	4,467
Foreign currency translation adjustment, net of tax	2,443	(8,953)
Sale of subsidiary shares to noncontrolling interest	463	654
Dividends	(4,863)	(3,836)
Noncontrolling interest, end of period	112,855	108,991

Total equity	$488,750	$474,535

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,177	$18,825
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,705	4,441
Provision for doubtful accounts	197	55
Noncash stock compensation	421	392
Deferred tax provision	(862)	1,567
Change in fair value of derivatives	338	186
Changes in:
Accounts receivable	(4,460)	(4,494)
Inventories	(24,417)	(26,182)
Other assets	(611)	(1,929)
Accounts payable and accrued expenses	3,633	(289)
Income taxes, net	(2,021)	(1,601)

Net cash used in operating activities	(5,900)	(9,029)

Cash flows from investing activities:
Purchases of short-term investments	(37,119)	(56,307)
Proceeds from sale of short-term investments	5,576	79,592
Purchases of equipment and leasehold improvements	(2,963)	(1,588)
Payment for intangible assets acquired	(370)	(119,500)

Net cash used in investing activities	(34,876)	(97,803)

Cash flows from financing activities:
Repayments of loans payable - banks, net	--	(274)
Proceeds from issuance of long-term debt	--	111,620
Repayments of long-term debt	(11,085)	(438)
Proceeds from exercise of options	402	428
Proceeds from sale of stock of subsidiary	428	654
Dividends paid	(8,691)	(7,745)
Dividends paid to noncontrolling interest	(4,863)	(4,759)

Net cash provided by (used in) financing activities	(23,809)	99,486

Effect of exchange rate changes on cash	3,468	(5,861)

Net decrease in cash and cash equivalents	(61,117)	(13,207)

Cash and cash equivalents - beginning of period	176,967	90,138

Cash and cash equivalents - end of period	$115,850	$76,931

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,100	$1,093
Income taxes	13,985	11,797

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and Lanvin royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. We have evaluated the standard and determined that there is no material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. We have evaluated the standard and determined that there will be no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2016	December 31, 2015

Raw materials and component parts	$39,065	$30,569
Finished goods	85,189	67,777

	$124,254	$98,346

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at June 30, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$115,884	$—	$115,884	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	57	—	57	—
Interest rate swaps	$1,420	$—	$1,420	$—

	$1,477	$—	$1,477	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$82,847	$—	$82,847	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	123	—	123	—

	$82,970	$—	$82,970	$—
Liabilities:
Interest rate swaps	$1,026	$—	$1,026	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. In connection with the 2015 Rochas brand acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge. The Company did not have any other derivatives under hedge accounting during the six months ended June 30, 2016 and 2015.

Gains and losses in derivatives not designated as hedges are included in loss on foreign currency on the accompanying income statement and were immaterial for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016, interest expense includes a loss of $0.4 million relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting resulted in a liability and is included in accrued expenses on the accompanying balance sheets. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If the derivative instrument is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is recorded as a separate component of shareholders’ equity.

At June 30, 2016, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $13.6 million, GB £3.4 million and JPY ¥192 million which all have maturities of less than one year.

7.	Accrued Expenses:

Accrued expenses include approximately $14.1 million and $15.2 million in advertising liabilities as of June 30, 2016 and December 31, 2015, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the six months ended June 30, 2016 and 2015 aggregated $0.05 million and $0.03 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2016:

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	414,850	$6.86
Nonvested options granted	5,000	$6.50
Nonvested options vested or forfeited	(20,350)	$6.82
Nonvested options – end of period	399,500	$6.85

Share-based payment expense decreased income before income taxes by $0.21 million and $0.42 million for the three and six months ended June 30, 2016, respectively, as compared to $0.20 million and $0.39 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.13 million and $0.25 million for the three and six months ended June 30, 2016, respectively, as compared to $0.12 million and $0.24 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2016:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2016	709,300	$24.34
Options granted	5,000	26.40
Options cancelled	(15,020)	27.30
Options exercised	(21,050)	19.08

Outstanding at June 30, 2016	678,230	$24.45

Options exercisable	278,730	$22.13
Options available for future grants	188,065

As of June 30, 2016, the weighted average remaining contractual life of options outstanding is 3.37 years (2.35 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $3.7 million and $2.1 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.3 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2016 and June 30, 2015 were as follows:

(In thousands)	June 30, 2016	June 30, 2015

Cash proceeds from stock options exercised	$402	$428
Tax benefits	--	--
Intrinsic value of stock options exercised	233	462

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2016 and 2015 were $6.50 and $6.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2016 and 2015 are set forth in the following table:

	June 30, 2016	June 30, 2015

Weighted average expected stock-price volatility	33%	34%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.42%	1.28%
Weighted average dividend yield	2.2%	1.8%

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

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Inter Parfums, Inc.	$5,831	$4,351	$13,165	$14,358
Denominator:
Weighted average shares	31,055	30,988	31,047	30,984
Effect of dilutive securities:
Stock options	83	119	74	105
Denominator for diluted earnings per share	31,138	31,107	31,121	31,089

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.19	$0.14	$0.42	$0.46
Diluted	0.19	0.14	0.42	0.46

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.34 million shares and 0.27 million shares of common stock for the six months ended June 30, 2016 and 2015, respectively, and 0.27 million and 0.26 million shares of common stock for the three months ended June 30, 2016 and 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Segment and Geographic Areas:

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. Both European operations and United States operations primarily represent the sale of prestige brand name fragrances. Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales:
United States	$28,561	$24,874	$47,946	$47,353
Europe	88,656	77,221	180,812	164,008
Eliminations	(60)	(74)	(79)	(91)

	$117,157	$102,021	$228,679	$211,270

Net income attributable to Inter Parfums, Inc.:
United States	$1,557	$1,241	$1,954	$2,349
Europe	4,274	3,110	11,211	12,009

	$5,831	$4,351	$13,165	$14,358

	June 30,	December 31,
	2016	2015
Total Assets:
United States	$95,382	$80,761
Europe	610,567	616,199
Eliminations of investment in subsidiary	(9,188)	(9,301)

	$696,761	$687,659

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. We believe that our presentation of the non-GAAP financial information beginning on page 26 of this Form 10-Q is important supplemental measures of operating performance to investors. We believe that certain investors consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79% and 78% of net sales for the six months ended June 30, 2016 and 2015, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world. With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names; for the six months ended June 30, 2016, sales of product for these brands represented 11%, 27%, and 19% of net sales, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 21% and 22% of net sales for the six months ended June 30, 2016 and 2015, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our distribution subsidiaries in Italy, Germany, Spain and the United States.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling as well as phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year.  Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

During the six months ended June 30, 2016, the economic and political uncertainty and financial market volatility taking place in Eastern Europe, the Middle East and China had a small negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Event

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued for in March 2016.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is principally determined by the first-in, first-out method. We record adjustments to the cost of inventories based upon our sales forecast and the physical condition of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or competitive conditions differ from our expectations.

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

At June 30, 2016 and December 31, 2015 indefinite-lived intangible assets aggregated approximately $119.5 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2015 assuming all other assumptions remained constant:

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net income at that time. In addition, the Company follows the provisions of uncertain tax positions as addressed in ASC topic 740.

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2016 as Compared to the Three and Six Months Ended June 30, 2015

Net Sales

(In millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in millions)

European based brand product sales	$88.6	$77.1	14.8%	$180.7	$163.9	10.3%
United States based product sales	28.6	24.9	14.8%	48.0	47.4	1.3%
Total net sales	$117.2	$102.0	14.8%	$228.7	$211.3	8.2%

Net sales for the three months ended June 30, 2016 increased 14.8% to $117.2 million, as compared to $102.0 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 14.2%. Net sales for the six months ended June 30, 2016 increased 8.2% to $228.7 million, as compared to $211.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 8.4% for the period.

European based product sales increased 14.8% and 10.3% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods of the prior year. There was no discernable effect of foreign currency exchange rates for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, Montblanc, our largest brand, generated sales of $26.3 million and $61.4 million, respectively, representing an increase of 32% and 31%, as compared to the corresponding periods of the prior year. The successful launch of Montblanc Legend Spirit and the continued popularity of the original Legend line were important contributors to brand sales. Our second largest brand, Jimmy Choo, generated sales of $22.0 million and $43.4 million for the three and six months ended June 30, 2016, respectively, representing an increase of 43% and 17%, as compared to the corresponding periods of the prior year. The increase is due in great part to the ongoing roll-out of Jimmy Choo Illicit, our third women's line which debuted last year and the steady performance of the Jimmy Choo Man line. Lanvin fragrances sales for the three and six months ended June 30, 2016, were down 19% and 22%, respectively, as compared to the corresponding periods of the prior year. The decline is primarily due to the economic slowdowns in its two flagship markets of Russia and China. We hope to counter this trend with a new Lanvin women's line Modern Princess, launching in selected markets this fall and internationally in 2017. Rochas brand fragrances generated $15.3 million in sales thus far this year, primarily due to sales in the brand’s foundational markets of Spain and France.

We maintain confidence in our future as we have strengthened advertising and promotional investments supporting portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. For the remainder of 2016, we expect most of the growth for our European operations to come from our newest brands, Coach and Rochas. Our first Coach women’s line is set to launch in September 2016, and we have already ramped up our distribution network for our current Rochas product lines while we prepare for a new Rochas product line for 2017. With respect to our other European based brands, only Van Cleef & Arpels will see a launch of a new scent family in 2016. For our other brands, line extensions and/or flankers are in the works. Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based product sales increased 14.8% and 1.3% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods of the prior year. International distribution of our first new Abercrombie & Fitch men’s scent, First Instinct, and the Hollister duo, Wave, were major contributors to our top line growth for the three months ended June 30, 2016. In the second half of 2016, distribution of these new scents will continue to roll out to additional international markets. Dunhill, which launched its Icon fragrance line in the first quarter of 2015, continues to be a consistent top performing brand with sales up 23% and 3% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods of the prior year.

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2016	2015

North America	$58.0	$52.5
Western Europe	71.6	49.5
Eastern Europe	8.6	13.9
Central and South America	22.9	24.6
Middle East	21.6	26.2
Asia	40.2	39.5
Other	5.8	5.1
	$228.7	$211.3

For the six months ended June 30, 2016, we continued to feel the effect of negative market conditions in Eastern Europe, the Middle East and China, while in constant dollars, Western Europe and North America continue to perform well.

Gross profit margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015

Net sales	$117.2	$102.0	$228.7	$211.3
Cost of sales	42.8	41.7	83.0	83.3

Gross margin	$74.4	$60.3	$145.7	$128.0
Gross margin as a percent of net sales	64%	59%	64%	61%

Gross profit margin was 64% of net sales for both the three and six months ended June 30, 2016, as compared to 59% and 61% for the corresponding periods of the prior year. For European operations, gross profit margin was 67% for both the three and six months ended June 30, 2016, as compared to 59% and 61% for the corresponding periods of the prior year. The gross profit margin increase for European operations is primarily the result of increased product sales, much of which is through our distribution subsidiaries that sell product directly to retailers. In addition to increased sales of Montblanc and Jimmy Choo products sold through our United States distribution subsidiary, the Rochas brand was also a major contributor as its sales are concentrated in France and Spain, both of which are countries where we distribute direct to retailers. We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three and six months ended June 30, 2016 was 1.12 and 1.13, respectively, as compared to 1.11 and 1.12 for the corresponding periods of the prior year. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We are evaluating our current pricing models and currently we do not expect any significant pricing changes. However, if the devaluation of the British Pound continues, it may affect future gross profit margins from sales in the territory. We do not expect any material losses on accounts receivables to be collected in British Pounds as we routinely hedge those amounts.

INTER PARFUMS, INC. AND SUBSIDIARIES

For U.S. operations, gross profit margin was 53% and 51% for the three and six months ended June 30, 2016, respectively, as compared to 47% and 49% for the corresponding periods of the prior year. The increase for the three and six months ended June 30, 2016 is primarily the result of a shift in product mix during the periods as sales growth for our U.S. operations has primarily come from our higher margin prestige product licenses, such as Abercrombie & Fitch, Hollister, Oscar de la Renta and Dunhill, while sales of lower margin specialty retail and mass market products have been in a decline. This trend is expected to continue throughout 2016 although some quarterly fluctuations may occur.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.2 million and $2.3 million for the three and six month periods ended June 30, 2016, respectively, as compared to $1.1 million and $2.2 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015

Selling, general and administrative expenses	$63.0	$52.1	$116.8	$98.6
Selling, general and administrative expenses as a percent of net sales	54%	51%	51%	47%

Selling, general and administrative expenses increased 21% and 18% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 54% and 51% of net sales for the three and six months ended June 30, 2016, as compared to 51% and 47% for the corresponding periods of the prior year. For European operations, selling, general and administrative expenses increased 19% and 21% for the three and six months ended June 30, 2016, as compared to the corresponding periods of the prior year and represented 57% and 53% of sales for the three and six months ended June 30, 2016, as compared to 55% and 48% for the corresponding periods of the prior year. The increase is primarily the result of higher promotional and advertising expenses. For U.S. operations, selling, general and administrative expenses were 44% of sales for both the three and six months ended June 30, 2016, as compared to 39% and 41% for the corresponding periods of the prior year. Similar to the increase in gross profit margin, the increase is primarily the result of sales growth coming from our prestige product licenses, such as Abercrombie & Fitch, Hollister, Oscar de la Renta and Dunhill, which bear royalty and advertising expenses.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated $24.9 million and $41.0 million for the three and six months ended June 30, 2016, respectively, as compared to $17.5 million and $30.1 million for the corresponding periods of the prior year. Promotion and advertising represented 21% and 18% of net sales for the three and six months ended June 30, 2016, respectively, as compared to 17% and 14% for the corresponding periods of the prior year. The increase in 2016 is primarily the result of advertising and promotional expenditures incurred in connection with the launch of Montblanc Legend Spirit and the continued geographic rollout of Jimmy Choo Illicit.

Royalty expense included in selling, general and administrative expenses aggregated $8.5 million and $16.7 million for the three and six months ended June 30, 2016, respectively, as compared to $7.6 million and $16.2 million for the corresponding periods of the prior year. Royalty expense represented 7.2% and 7.3% of net sales for the three and six months ended June 30, 2016, as compared to 7.5% and 7.7% of net sales for the corresponding period of the prior year. Royalty expense for the three and six months ended June 30, 2015 include $0.6 million and $1.2 million, respectively, relating to the June 2015 settlement with Burberry regarding the royalty liability.

Service fees relating to the activities of our distribution subsidiaries aggregated $2.0 million and $4.5 million for the three and six months ended June 30, 2016, respectively, as compared to $2.2 million and $4.7 million for the corresponding periods of the prior year.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 39% to $11.5 million for the three months ended June 30, 2016, as compared to $8.2 million for the corresponding period of the prior year. Income from operations decreased to $29.0 million for the six months ended June 30, 2016, as compared to $29.3 million for the corresponding period of the prior year. Operating margins were 9.8% and 12.7% of net sales for the three and six months ended June 30, 2016, respectively, as compared to 8.1% and 13.9% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.7 million and $1.7 million for the three and six months ended June 30, 2016, respectively, as compared to $0.6 million and $0.8 million for the corresponding periods of the prior year. The increase in 2016 is primarily related to the July 2015, financing of the Rochas brand acquisition. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Foreign currency gain or (loss) aggregated $0.7 and ($0.1) million for the three and six months ended June 30, 2016, respectively, as compared to losses of ($0.1) million and ($2.1) million for the corresponding periods of the prior year. The volatility in currency exchange rates during the first quarter of 2015 had not been seen in many years. The loss incurred during the six months ended June 30, 2015, primarily represents losses from intercompany accounts between our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged by the use of foreign currency forward exchange contracts. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest income aggregated $0.6 million and $2.0 million for the three and six months ended June 30, 2016, respectively, as compared to $0.8 million and $2.0 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016.

Excluding the settlement, our effective income tax rate was 36% and 35% for the three and six-month periods ended June 30, 2016, respectively, as compared to 34% for both corresponding periods of the prior year. The increase for the 2016 is primarily the result of small permanent differences and we expect our effective rate, excluding the settlement, to be approximately 35% for the full year ended December 31, 2016. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income European operations	$6,172	$4,279	$15,223	$16,476
Net income U.S. operations	1,557	1,241	1,954	2,349

Net income	7,729	5,520	17,177	18,825

Less: Net income attributable to the noncontrolling interest	1,898	1,169	4,012	4,467

Net income attributable to Inter Parfums, Inc.	$5,831	$4,351	$13,165	$14,358

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.19	$0.14	$0.42	$0.46
Diluted	$0.19	$0.14	$0.42	$0.46

Weighted average number of shares outstanding:
Basic	31,055	30,988	31,047	30,984
Diluted	31,138	31,107	31,121	31,089

Net income was $7.7 million for the three months ended June 30, 2016, as compared to $5.5 million for the corresponding period of the prior year. Net income was $17.2 million for the six months ended June 30, 2016, as compared to $18.8 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, selling, general and administrative expenses and the pending settlement with the French Tax Authorities. As previously discussed, improved gross profit margins within our European operations were offset by increased advertising and promotional expenditures in connection with the launch of Montblanc Legend Spirit and the continued rollout of Jimmy Choo Illicit. In addition, for our European operations, net income for the first quarter of 2016 includes the effect of the $1.9 million pending income tax settlement with the French Tax Authorities. For United States operations, in summary, for the six months ended June 30, 2016 sales, gross margin and selling, general and administrative expenses increased 1%, 5% and 9% respectively, as compared to the corresponding period of the prior year.

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Germany and Spain. Net income attributable to the noncontrolling interest aggregated 31% and 26% of European operations’ net income for the three and six months ended June 30, 2016, respectively, as compared to 27% for both corresponding periods of the prior year.

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

(in thousands except per share data)	Six Months Ended June 30,
	2016	2015

Net income attributable to Inter Parfums, Inc.	$13,165	$14,358
Pending nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	1,400	--
Adjusted net income attributable to Inter Parfums, Inc.	$14,565	$14,358

Adjusted net income attributable to Inter Parfums, Inc. common stockholders:
Basic	$0.47	$0.46
Diluted	$0.47	$0.46

Weighted average number of shares outstanding:
Basic	31,047	30,984
Diluted	31,121	31,089

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At June 30, 2016, working capital aggregated $338 million and we had a working capital ratio of almost 3.5 to 1. Cash and cash equivalents and short-term investments aggregated $232 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations and approximately $192 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $5.9 million and $9.0 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, working capital items used $27.9 million in cash from operating activities, as compared to $34.5 million in the 2015 period. Although accounts receivable is up 5% from year end, the balance is reasonable based on second quarter 2016 sales levels and reflects continued strong collection activity as day’s sales outstanding is 78 days, as compared to 80 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 25% from year end and reflect levels needed to support second half sales including our new product launches.

Cash flows used in investing activities in 2016 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $73 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

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

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2016, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2016 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both June 30, 2016 and June 30, 2015.

INTER PARFUMS, INC. AND SUBSIDIARIES

In January 2016, the Board of Directors authorized a 15% increase in the annual dividend to $0.60 per share. The next quarterly cash dividend of $0.15 per share is payable on October 14, 2016 to shareholders of record on September 30, 2016. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $4.9 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively. The annual cash dividend represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2016.

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

At June 30, 2016, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $13.6 million, GB £3.4 million and JPY ¥192 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

4.33	2016 Stock Option Plan	33

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	43

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	44

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	45

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	46

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2016.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 30