Form 10-Q
period 2016-09-30
INTER PARFUMS INC
filed 2016-11-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the quarterly period ended September 30, 2016.

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

At November 4, 2016, there were 31,105,605 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$95,952	$176,967
Short-term investments	117,951	82,847
Accounts receivable, net	145,735	95,082
Inventories	105,304	98,346
Receivables, other	2,017	2,422
Other current assets	5,925	5,811
Income tax receivable	863	100
Deferred tax assets	9,804	7,182

Total current assets	483,551	468,757

Equipment and leasehold improvements, net	11,119	9,333

Trademarks, licenses and other intangible assets, net	202,308	201,335

Other assets	8,621	8,234

Total assets	$705,599	$687,659

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$22,886	$22,163
Accounts payable, trade	45,536	50,636
Accrued expenses	46,690	46,890
Income taxes payable	12,683	7,359
Dividends payable	4,665	4,035

Total current liabilities	132,460	131,083

Long-term debt, less current portion	61,858	76,443
Deferred tax liability	3,733	3,746

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,104,205 and 31,037,915 shares at September 30, 2016 and December 31, 2015, respectively	31	31
Additional paid-in capital	62,071	62,030
Retained earnings	403,858	388,434
Accumulated other comprehensive (loss)	(40,728)	(48,091)
Treasury stock, at cost, 9,880,058 common shares at September 30, 2016 and December 31, 2015, respectively	(36,817)	(36,817)
Total Inter Parfums, Inc. shareholders’ equity	388,415	365,587
Noncontrolling interest	119,133	110,800
Total equity	507,548	476,387
Total liabilities and equity	$705,599	$687,659

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$157,622	$138,944	$386,301	$350,214

Cost of sales	62,790	53,118	145,723	136,453

Gross margin	94,832	85,826	240,578	213,761

Selling, general and administrative expenses	62,529	58,188	179,285	156,815

Income from operations	32,303	27,638	61,293	56,946

Other expenses (income):
Interest expense	515	1,041	2,181	1,811
(Gain) loss on foreign currency	334	(336)	388	1,751
Interest income	(765)	(857)	(2,722)	(2,829)

	84	(152)	(153)	733

Income before income taxes	32,219	27,790	61,446	56,213

Income taxes	10,740	9,156	22,790	18,754

Net income	21,479	18,634	38,656	37,459

Less: Net income attributable to the noncontrolling interest	5,240	4,414	9,252	8,881

Net income attributable to Inter Parfums, Inc.	$16,239	$14,220	$29,404	$28,578

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.52	$0.46	$0.95	$0.92
Diluted	$0.52	$0.46	$0.94	$0.92

Weighted average number of shares outstanding:
Basic	31,080	31,005	31,058	30,991
Diluted	31,171	31,098	31,138	31,092

Dividends declared per share	$0.15	$0.13	$0.45	$0.39

See notes to consolidated financial statements

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income:

Net income	$21,479	$18,634	$38,656	$37,459

Other comprehensive income (loss):

Translation adjustments, net of tax	2,391	(442)	10,504	(33,031)

Comprehensive income	23,870	18,192	49,160	4,428

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	5,240	4,414	9,252	8,881

Other comprehensive income (loss):

Translation adjustments, net of tax	698	14	3,141	(8,939)

Comprehensive income (loss) attributable to the noncontrolling interests	5,938	4,428	12,393	(58)

Comprehensive income attributable to Inter Parfums, Inc.	$17,932	$13,764	$36,767	$4,486

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	62,030	60,200
Shares issued upon exercise of stock options	1,235	451
Purchase of subsidiary shares from noncontrolling interests	(1,670)	--
Sale of subsidiary shares to noncontrolling interests	(154)	(6)
Stock-based compensation	630	590
Additional paid-in capital, end of period	62,071	61,235

Retained earnings, beginning of period	388,434	374,121
Net income	29,404	28,578
Dividends	(13,980)	(12,089)
Retained earnings, end of period	403,858	390,610

Accumulated other comprehensive income (loss), beginning of period	(48,091)	(15,823)
Foreign currency translation adjustment	7,363	(24,092)
Accumulated other comprehensive income (loss), end of period	(40,728)	(39,915)

Treasury stock, beginning and end of period	(36,817)	(36,464)

Noncontrolling interest, beginning of period	110,800	116,659
Net income	9,252	8,881
Foreign currency translation adjustment	3,141	(8,939)
Purchase of subsidiary shares from noncontrolling interests	(800)	--
Sale of subsidiary shares to noncontrolling interest	1,603	696
Dividends	(4,863)	(3,836)
Noncontrolling interest, end of period	119,133	113,461

Total equity	$507,548	$488,958

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$38,656	$37,459
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,113	6,718
Provision for doubtful accounts	231	39
Noncash stock compensation	706	590
Deferred tax benefit	(2,556)	(508)
Change in fair value of derivatives	314	670
Changes in:
Accounts receivable	(48,735)	(44,778)
Inventories	(4,979)	(10,737)
Other assets	71	(2,106)
Accounts payable and accrued expenses	(7,784)	(6,189)
Income taxes, net	4,391	6,346

Net cash used in operating activities	(12,572)	(12,496)

Cash flows from investing activities:
Purchases of short-term investments	(48,629)	(56,216)
Proceeds from sale of short-term investments	15,621	141,009
Purchases of equipment and leasehold improvements	(4,260)	(2,500)
Payment for intangible assets acquired	(642)	(119,541)

Net cash used in investing activities	(37,910)	(37,248)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	111,440
Repayments of long-term debt	(16,567)	(6,404)
Proceeds from exercise of options	1,235	451
Proceeds from sale of stock of subsidiary	1,449	690
Dividends paid	(13,349)	(11,775)
Dividends paid to noncontrolling interest	(4,863)	(3,836)
Purchase of stock of subsidiary	(2,470)	--

Net cash provided by (used in) financing activities	(34,565)	90,566

Effect of exchange rate changes on cash	4,032	(6,431)

Net increase (decrease) in cash and cash equivalents	(81,015)	34,391

Cash and cash equivalents - beginning of period	176,967	90,138

Cash and cash equivalents - end of period	$95,952	$124,529

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,758	$1,688
Income taxes	18,881	16,692

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, the Company’s majority owned Paris based subsidiary, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016. In July 2016, Interparfums SA paid $1.1 million to the French Tax Authorities upon receipt of formal notification regarding tax years 2013 and 2014.

3.	License Renewal:

In September 2016, the Company, through its majority owned Paris based subsidiary, Interparfums SA, renewed its license agreement for an additional three years with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2019, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2016.

4.	Recent Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We have evaluated the standard and determined that there will be no material impact on our consolidated financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

5.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2016	December 31, 2015

Raw materials and component parts	$28,498	$30,569
Finished goods	76,806	67,777

	$105,304	$98,346

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

(In thousands)		Fair Value Measurements at September 30, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$117,951	$—	$117,951	$—
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	86	—	86	—

	$118,038	$—	$118,038	$—
Liabilities:
Interest rate swaps	$1,260	$—	$1,260	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$82,847	$—	$82,847	$—
Foreign currency forward
exchange contracts
not accounted for using
hedge accounting	123	—	123	—

	$82,970	$—	$82,970	$—
Liabilities:
Interest rate swaps	$1,026	$—	$1,026	$—

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Derivative Financial Instruments:

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables or payables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. In connection with the 2015 Rochas brand acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge. The Company did not have any other derivatives under hedge accounting during the nine months ended September 30, 2016 and 2015.

Gains and losses in derivatives not designated as hedges are included in loss on foreign currency on the accompanying income statement and were immaterial for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, interest expense includes a loss of $0.2 million relating to an interest rate swap.

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

At September 30, 2016, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $16.9 million, GB £7.2 million and JPY ¥80 million which all have maturities of less than one year.

8.	Accrued Expenses:

Accrued expenses include approximately $14.1 million and $15.2 million in advertising liabilities as of September 30, 2016 and December 31, 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for both the nine months ended September 30, 2016 and 2015 aggregated $0.05 million and $0.03 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	414,850	$6.86
Nonvested options granted	5,000	$6.50
Nonvested options vested or forfeited	(26,770)	$6.82
Nonvested options – end of period	393,080	$6.85

Share-based payment expense decreased income before income taxes by $0.28 million and $0.70 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.20 million and $0.59 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.16 million and $0.42 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.12 million and $0.35 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2016:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2016	709,300	$24.34
Options granted	5,000	26.40
Options cancelled	(22,250)	27.21
Options exercised	(66,290)	18.62

Outstanding at September 30, 2016	625,760	$24.86

Options exercisable	232,680	$22.81
Options available for future grants	195,295

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2016, the weighted average remaining contractual life of options outstanding is 3.27 years (2.04 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $5.1 million and $2.4 million, respectively, and unrecognized compensation cost related to stock options outstanding of Inter Parfums, Inc. aggregated $2.1 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2016 and September 30, 2015 were as follows:

(In thousands)	September 30, 2016	September 30, 2015

Cash proceeds from stock options exercised	$1,235	$451
Tax benefits	--	--
Intrinsic value of stock options exercised	947	482

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2016 and 2015 were $6.50 and $6.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2016 and 2015 are set forth in the following table:

	September 30, 2016	September 30, 2015

Weighted average expected stock-price volatility	33%	34%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.42%	1.28%
Weighted average dividend yield	2.2%	1.8%

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

In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 free shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 free shares to officers and managers, subject to certain corporate performance conditions. The shares will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the three months ended September 30, 2016, $0.1 million of compensation cost has been recognized.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To avoid dilution of the Company’s ownership of Interparfums SA,, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of September 30, 2016, a total of 90,524 shares of have been acquired in the open market at an aggregate cost of $2.47 million, and such amount has been classified as an equity transaction on the accompanying balance sheet.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Inter Parfums, Inc.	$16,239	$14,220	$29,404	$28,578
Denominator:
Weighted average shares	31,080	31,005	31,058	30,991
Effect of dilutive securities:
Stock options	91	93	80	101
Denominator for diluted
earnings per share	31,171	31,098	31,138	31,092

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.52	$0.46	$0.95	$0.92
Diluted	0.52	0.46	0.94	0.92

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.31 million shares and 0.27 million shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, and 0.25 million and 0.27 million shares of common stock for the three months ended September 30, 2016 and 2015, respectively.

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales:
United States	$34,251	$28,770	$82,197	$76,123
Europe	123,405	110,204	304,217	274,212
Eliminations	(34)	(30)	(113)	(121)

	$157,622	$138,944	$386,301	$350,214

Net income attributable to Inter Parfums, Inc.:
United States	$2,850	$2,537	$4,804	$4,886
Europe	13,389	11,683	24,600	23,692

	$16,239	$14,220	$29,404	$28,578

	September 30,	December 31,
	2016	2015
Total Assets:
United States	$92,133	$80,761
Europe	622,606	616,199
Eliminations of investment in subsidiary	(9,140)	(9,301)

	$705,599	$687,659

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. We believe that our presentation of the non-GAAP financial information beginning on page 27 of this Form 10-Q is important supplemental measures of operating performance to investors. We believe that certain investors consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79% and 78% of net sales for the nine months ended September 30, 2016 and 2015, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world. With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names; for the nine months ended September 30, 2016, sales of product for these brands represented 12%, 24%, and 18% of net sales, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 21% and 22% of net sales for the nine months ended September 30, 2016 and 2015, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, Hollister, Oscar de la Renta, and Shanghai Tang brands.

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

During the nine months ended September 30, 2016, the economic and political uncertainty and financial market volatility taking place in Eastern Europe, the Middle East and China had a small negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our current pricing models and currently we do not expect any significant pricing changes. However, if the devaluation of the British Pound continues, it may affect future gross profit margins from sales in the territory. We do not expect any material losses on accounts receivables to be collected in British Pounds as we routinely hedge those amounts.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

License Renewal

In September 2016, Interparfums SA renewed its license agreement for an additional three years with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2019, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2016.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued for in March 2016. In July 2016, Interparfums SA paid $1.1 million to the French Tax Authorities upon receipt of formal notification regarding tax years 2013 and 2014.

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

At September 30, 2016 and December 31, 2015 indefinite-lived intangible assets aggregated approximately $120 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2015 assuming all other assumptions remained constant:

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

Results of Operations

Three and Nine Months Ended September 30, 2016 as Compared to the Three and Nine Months Ended September 30, 2015

Net Sales

(In millions)

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change

European based brand product sales	$123.4	$110.1	12.0%	$304.1	$274.1	10.9%
United States based product sales	34.2	28.8	19.0%	82.2	76.1	8.0%
Total net sales	$157.6	$138.9	13.4%	$386.3	$350.2	10.3%

Net sales for the three months ended September 30, 2016 increased 13.4% to $157.6 million, as compared to $138.9 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 14.8%. Net sales for the nine months ended September 30, 2016 increased 10.3% to $386.3 million, as compared to $350.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 11.0% for the period.

European based product sales increased 12.0% and 10.9% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods of the prior year. At comparable foreign currency exchange rates, net sales increased 13.7% and 11.8% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods of the prior year. The debut of our signature Coach women’s scent exceeded initial expectations generating $13.8 million in incremental sales. The global rollout began in July of this year, primarily in the U.S., and will continue into 2017. For the three and nine months ended September 30, 2016, Montblanc, our largest brand, generated sales of $32.9 million and $94.3 million, respectively, representing an increase of 11% and 23%, as compared to the corresponding periods of the prior year. The successful launch of Montblanc Legend Spirit and the continued popularity of the original Legend line were important contributors to brand sales. With the successful integration of Rochas, that brand’s fragrance sales more than doubled from last year’s third quarter and aggregated $22.3 million so far in 2016, based upon strong demand for the Eau de Rochas and Rochas Man lines in Spain and France. Our second largest brand, Jimmy Choo, generated sales of $27.3 million and $70.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $33.7 million and $70.7 million for the corresponding periods of the prior year. Despite a very difficult comparison due to the third quarter 2015 initial launch of Jimmy Choo Illicit, we were pleased with the overall performance of the main lines Jimmy Choo, Jimmy Choo Man and Jimmy Choo Illicit. Lanvin fragrances sales increased 1% for the three months ended September 30, 2016 but were down 13% for the nine months ended September 30, 2016, as compared to the corresponding periods of the prior year. Third quarter 2016 Lanvin product sales were boosted by the launch of the Modern Princess line in the French market. The international rollout for Modern Princess is planned for 2017. Lanvin product sales continue to be affected by the economic slowdowns in its two flagship markets of Russia and China.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based product sales increased 19.0% and 8.0% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods of the prior year. International distribution of our first new Abercrombie & Fitch men’s scent, First Instinct, and the Hollister duo, Wave, were major contributors to our top line growth for the three and nine month ended September 30, 2016. For the remainder of 2016, distribution of these new scents will continue to roll out to additional international markets. Dunhill, which launched its Icon fragrance line in the first quarter of 2015, continues to be a consistent top performing brand with sales up 12% and 6% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods of the prior year.

We maintain confidence in our future as we have strengthened advertising and promotional investments supporting portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. For the remainder of 2016, for our European operations we expect most of the growth to come from our newest brands, Coach and Rochas. We have already ramped up our distribution network for our current Rochas product lines while we prepare for a new Rochas product line for 2017. For our U.S. operations, we also expect our newest brands Abercrombie & Fitch and Hollister, to lead our growth story. Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee.

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2016	2015

North America	$106.4	$89.9
Western Europe	115.5	91.9
Eastern Europe	25.0	30.0
Central and South America	35.0	34.6
Middle East	33.8	36.8
Asia	61.9	58.3
Other	8.7	8.7
	$386.3	$350.2

For the nine months ended September 30, 2016, we continued to feel the effect of negative market conditions in Eastern Europe, the Middle East and China, while Western Europe and North America continue to perform well.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015

Net sales	$157.6	$138.9	$386.3	$350.2
Cost of sales	62.8	53.1	145.7	136.4

Gross margin	$94.8	$85.8	$240.6	$213.8
Gross margin as a percent of net sales	60%	62%	62%	61%

Gross profit margin was 60% and 62% of net sales for the three and nine months ended September 30, 2016, as compared to 62% and 61% for the corresponding periods of the prior year. For European operations, gross profit margin was 64% and 66% for the three and nine months ended September 30, 2016, as compared to 65% and 64% for the corresponding periods of the prior year. The gross profit margin increase for European operations for the nine month period is primarily the result of increased product sales, much of which was through our distribution subsidiaries that sell product directly to retailers. In addition to increased sales of Montblanc, Jimmy Choo and Coach products sold through our United States distribution subsidiary, the Rochas brand was also a major contributor as its sales are concentrated in France and Spain, both of which are countries where we distribute directly to retailers. The small decline for the three month period reflects the higher concentration in sales of lower margin giftsets for the holiday season.

We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three and nine months ended September 30, 2016 was 1.12 for both periods, as compared to 1.11 for both corresponding periods of the prior year. Therefore currency fluctuation has not had any significant impact on our gross profit margins in 2016.

For U.S. operations, gross profit margin was 47% and 49% for the three and nine months ended September 30, 2016, respectively, as compared to 50% for both corresponding periods of the prior year. The decline for the three and nine months ended September 30, 2016 is also primarily the result of a significantly higher concentration in sales of lower margin giftsets for the holiday season.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.7 million and $3.9 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.3 million and $3.6 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015

Selling, general and administrative expenses	$62.5	$58.2	$179.3	$156.8
Selling, general and administrative expenses as a percent of net sales	40%	42%	46%	45%

Selling, general and administrative expenses increased 7% and 14% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 40% and 46% of net sales for the three and nine months ended September 30, 2016, as compared to 42% and 45% for the corresponding periods of the prior year. For European operations, selling, general and administrative expenses increased 7% and 16% for the three and nine months ended September 30, 2016, as compared to the corresponding periods of the prior year and represented 41% and 48% of sales for the three and nine months ended September 30, 2016, as compared to 43% and 46% for the corresponding periods of the prior year. For U.S. operations, selling, general and administrative expenses were 34% and 40% of sales for the three and nine months ended September 30, 2016, as compared to 38% and 40% for the corresponding periods of the prior year.

Promotion and advertising represented 13% and 16% of net sales for the three and nine months ended September 30, 2016, respectively, as compared to 15% for both corresponding periods of the prior year. Although for both European and U.S. operations, promotional spending as a percentage of sales was down slightly for the three months ended September 30, 2016, as compared to the corresponding period of the prior year, for the current nine month period, promotional spending is running ahead of the same period of 2015. Promotion and advertising included in selling, general and administrative expenses aggregated $20.8 million and $61.9 million for the three and nine months ended September 30, 2016, respectively, as compared to $21.2 million and $51.4 million for the corresponding periods of the prior year. We have significant promotion and advertising programs underway for the final quarter of 2016, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 20% of net sales in 2016.

Royalty expense included in selling, general and administrative expenses aggregated $11.1 million and $27.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $9.5 million and $25.7 million for the corresponding periods of the prior year. Royalty expense represented 7.0% and 7.2% of net sales for the three and nine months ended September 30, 2016, as compared to 6.8% and 7.3% of net sales for the corresponding period of the prior year. Royalty expense for the nine months ended September 30, 2015 includes $1.2 million, relating to a June 2015 settlement with Burberry. Overall, royalty expense as a percentage of sales is up slightly representing an increase in sales of royalty based product lines.

Service fees relating to the activities of our distribution subsidiaries aggregated $2.7 million and $7.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $3.8 million and $8.4 million for the corresponding periods of the prior year. The decline is the result of our U.S. distribution subsidiary, Interparfums Luxury Brands, Inc.’s 2016 conversion to an in-house sales team model.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 17% to $32.3 million for the three months ended September 30, 2016, as compared to $27.6 million for the corresponding period of the prior year. Income from operations increased 8% to $61.3 million for the nine months ended September 30, 2016, as compared to $56.9 million for the corresponding period of the prior year. Operating margins were 20.5% and 15.9% of net sales for the three and nine months ended September 30, 2016, respectively, as compared to 19.9% and 16.3% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.5 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.0 million and $1.8 million for the corresponding periods of the prior year. The increase in 2016 is primarily related to the July 2015, financing of the Rochas brand acquisition. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions.

Foreign currency gain or (loss) aggregated ($0.3) and ($0.4) million for the three and nine months ended September 30, 2016, respectively, as compared to $0.3 million and ($1.8) million for the corresponding periods of the prior year. Currency exchange rate volatility during the first quarter of 2015 was extremely high. The loss incurred during the nine months ended September 30, 2015, primarily represents losses from intercompany accounts between our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged by the use of foreign currency forward exchange contracts. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency.

Interest income aggregated $0.8 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.9 million and $2.8 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Excluding the settlement, our effective income tax rate was 33% and 34% for the three and nine months ended September 30, 2016, respectively, as compared to 33% for both corresponding periods of the prior year. The increase for the nine months ended September 30, 2016, is primarily the result of small permanent differences and we expect our effective rate, excluding the settlement, to be approximately 35% for the full year ended December 31, 2016. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income European operations	$18,629	$16,097	$33,852	$32,573
Net income U.S. operations	2,850	2,537	4,804	4,886

Net income	21,479	18,634	38,656	37,459
Less: Net income attributable to the noncontrolling interest	5,240	4,414	9,252	8,881

Net income attributable to Inter Parfums, Inc.	$16,239	$14,220	$29,404	$28,578

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.52	$0.46	$0.95	$0.92
Diluted	$0.52	$0.46	$0.94	$0.92

Weighted average number of shares outstanding:
Basic	31,080	31,005	31,058	30,991
Diluted	31,171	31,098	31,138	31,092

Net income increased 15% to $21.5 million for the three months ended September 30, 2016, as compared to $18.6 million for the corresponding period of the prior year. Net income increased 3% to $38.7 million for the nine months ended September 30, 2016, as compared to $37.5 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, selling, general and administrative expenses and the pending settlement with the French Tax Authorities. As previously discussed, improved gross profit margins in 2016 within our European operations were offset by increased advertising and promotional expenditures. In addition, for our European operations, net income for the first quarter of 2016 includes the effect of the $1.9 million pending income tax settlement with the French Tax Authorities. For United States operations, in summary, for the nine months ended September 30, 2016 sales increased 8% while gross margins were down 1% and selling, general and administrative expenses increased 8%, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Germany and Spain. Net income attributable to the noncontrolling interest aggregated 28% and 27% of European operations’ net income for the three and nine months ended September 30, 2016, respectively, as compared to 27% for both corresponding periods of the prior year.

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

(in thousands except per share data)	Nine Months Ended September 30,
	2016	2015

Net income attributable to Inter Parfums, Inc.	$29,404	$28,578
Pending nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	1,400	--
Adjusted net income attributable to Inter Parfums, Inc.	$30,804	$28,578

Adjusted net income attributable to Inter Parfums, Inc. common stockholders:
Basic	$0.99	$0.92
Diluted	$0.99	$0.92

Weighted average number of shares outstanding:
Basic	31,058	30,991
Diluted	31,138	31,092

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At September 30, 2016, working capital aggregated $351 million and we had a working capital ratio of almost 3.7 to 1. Cash and cash equivalents and short-term investments aggregated $214 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations and approximately $192 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $12.6 million and $12.5 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, working capital items used $57.0 million in cash from operating activities, as compared to $57.5 million in the 2015 period. The most significant fluctuation for both periods relates to increases in accounts receivables as of the end of September as compared to that at the end of December. This is expected and reflects the seasonality in our business whereby sales in the third quarter are significantly higher than those in the fourth quarter. Collection activity remains strong as day’s sales outstanding is 85 days as of September 30, 2016, as compared to 86 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 25% from year end and reflect levels needed to support second half sales including our new product launches.

Cash flows used in investing activities in 2016 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $84 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million (approximately $5.5 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2016, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2016 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both September 30, 2016 and September 30, 2015.

In January 2016, the Board of Directors authorized a 15% increase in the annual dividend to $0.60 per share and in October 2016, the Board authorized an additional 13% increase in the annual dividend to $0.68 per share. The next quarterly cash dividend of $0.17 per share is payable on January 13, 2017 to shareholders of record on December 30, 2016. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $4.9 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively. The annual cash dividend represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended September 30, 2016.

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

At September 30, 2016, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $16.9 million, GB £7.2 million and JPY ¥80 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	34

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	35

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	36

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	37

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2016.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 31