Form 10-K
period 2016-12-31
INTER PARFUMS INC
filed 2017-03-13
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $484,864,067 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date March 10, 2017: 31,147,238.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: Our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing license and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; inability to protect our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; our dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; potential negative effects of “Brexit”; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of other parties; and possible liability for improper comparative advertising or “Trade Dress”.

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

Our reported results include a provision of $1.9 million ($1.4 million net of noncontrolling interests) for income taxes resulting from a pending nonrecurring tax settlement. Due to the significance of this transaction, as well as its nonrecurring nature, exclusion of such amount in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on page 48 of this Form 10-K is an important supplemental measure of operating performance to investors.

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

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4 Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the sole owner of three (3) distribution subsidiaries: Inter Parfums srl for Italy, Inter España Parfums et Cosmetiques, SL, for Spain and Interparfums Luxury Brands, Inc., a Delaware corporation for distribution of prestige brands in the United States. Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances, as well as the majority owner of Inter Parfums Gmbh, a distribution subsidiary for Germany. In addition, Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Singapore Pte., Ltd., an Asian sales and marketing office.

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

Company Overview

The following information is qualified in its entirety by and should be read together with the more detailed information and audited financial statements, including the related notes, contained or incorporated by reference in this report.

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

Our prestige products focus on niche brands, each with a devoted following. By concentrating in markets where the brands are best known, we have had many successful launches. We typically launch new fragrance families for our brands every year or two, and more frequently seasonal and limited edition fragrances are introduced as well.

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

As with any business, many aspects of our operations are subject to influences outside our control. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 78% of net sales for 2016. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

With respect to the Company’s largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2016	2015	2014
Montblanc	23%	21%	22%
Jimmy Choo	17%	20%	16%
Lanvin	12%	15%	18%

United States Operations

Prestige brand fragrance products are also marketed through our United States operations, and represented 22% of sales for the year ended December 31, 2016. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, Hollister, French Connection, Oscar de la Renta, and Shanghai Tang brands.

Recent Developments

Buyout of License

In December 2016, we reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating €5.4 million (approximately $5.7 million). As a result of the buyout, we recognized a gain of $4.7 million and we expect to receive the buyout payment by April 30, 2017. We have a three month inventory sell-off period ending March 31, 2017 and Balmain has also agreed to purchase all remaining inventory and tangible assets.

Impairment loss

We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of our Karl Lagerfeld brand have not met with our original expectations. During the fourth quarter of 2016, we decided that we will most likely exercise our rights for an early termination of the Karl Lagerfeld license in 2024, rather than continue the license through its original expiration in 2032. As a result of the shortened expected life of the license, we recorded an impairment loss of $5.7 million as of December 31, 2016.

ST Dupont

In September 2016, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2019, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2016.

Settlement with French Tax Authorities

The French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. It is our position that the French Tax Authorities are incorrect in their assessments and we believe that we have strong arguments to support our tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued for in March 2016. In July 2016, Interparfums SA paid $1.1 million to the French Tax Authorities upon receipt of formal notification regarding tax years 2013 and 2014.

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

Our licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Abercrombie & Fitch	December 31, 2021
Agent Provocateur	December 31, 2023
Anna Sui	December 31, 2021, plus two five-year optional terms if certain conditions are met
bebe Stores	June 30, 2020
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026

Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Hollister	December 31, 2021
Jimmy Choo	December 31, 2021
Karl Lagerfeld	October 31, 2032
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2017
Repetto	December 31, 2024
Shanghai Tang	December 31, 2025, subject to earlier termination on December 31, 2019, if certain minimum sales are not met; subject to 2 year extensions unless 1 year advance notice not to renew is provided
S.T. Dupont	December 31, 2019
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met

In connection with the acquisition of the Lanvin brand names and trademarks, we granted Lanvin the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $74 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Fragrance Portfolio

Abercrombie & Fitch and Hollister— In December 2014, we entered into a 7-year exclusive worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch and Hollister brand names. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and in select Abercrombie & Fitch and Hollister retail stores. In 2016, we launched a new men’s and women’s scent, Wave, for Hollister, along with a new men’s scent, First Instinct for Abercrombie & Fitch. Wave 2, a brand extension for Hollister and a women’s version of First Instinct, are in the works for 2017.

Abercrombie & Fitch Co. is a leading global specialty retailer of high-quality, casual apparel for men, women and kids with an active, youthful lifestyle. Abercrombie & Fitch operate stores in the United States, Canada, Europe, Asia, Australia and the Middle East.

Agent Provocateur— In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under London-based luxury lingerie brand, Agent Provocateur. In 2013, we commenced distribution of selected fragrances within the brand’s legacy fragrance portfolio, and in 2014, we launched our first new Agent Provocateur scents, Fatale and Fatale Pink. In 2016, we introduced Agent Provocateur Aphrodisiaque, our second fragrance family for the brand. Several new scents are scheduled to launch in 2017. Agent Provocateur fragrance sales are concentrated in the United Kingdom and the Middle East.

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

We are working in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is concentrated in Asia.

Anna Sui product sales have declined in the past three years primarily owing to the slowdown in the Chinese economy where the brand is especially popular. We are currently distributing several lines of product, including top sellers, La Vie de Bohème, Romantica and Secret Wish.

Balmain— In December 2016, we reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating €5.4 million (approximately $5.7 million). As a result of the buyout, we recognized a gain of $4.7 million and we expect to receive the buyout payment by April 30, 2017. We have a three month inventory sell-off period ending March 31, 2017 and Balmain has also agreed to purchase all remaining inventory and tangible assets.

Banana Republic— Our license for the Banana Republic brand expired by its terms on December 31, 2016, and we have the right to sell-off all remaining inventory until December 31, 2017.

bebe Stores— In July 2008, we entered into an exclusive 6-year worldwide agreement with bebe Stores, Inc., that has been renewed through June 30, 2020, under which we design, manufacture and supply fragrances for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We have incorporated bebe’s signature look into fragrances for the brand’s strong, hip, sexy, and sophisticated clientele. Scents currently available for domestic and international markets include: bebe, bebe Sheer, bebe gold, bebe Glam and bebe Glam 24 Karat.

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

Our first new fragrance under the Boucheron brand, Jaïpur Bracelet, debuted in 2012, and Boucheron Place Vendôme, which has a beautiful glasswork bottle with a cabochon, the emblematic stone of House Boucheron, was released in 2013. In 2015, we launched a new fragrance duo for the Boucheron brand around its iconic Quatre ring, Boucheron Quatre. A six scent collection is launching under the Boucheron brand in 2017.

Coach— In April 2015, we entered into an exclusive 11-year worldwide license with Coach, Inc. to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. We distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores.

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

In 2016, we launched our first Coach fragrance, a women’s scent, which has quickly become a top selling new prestige fragrance. A men’s scent is planned for 2017.

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

We took over production and distribution of Dunhill legacy fragrances beginning in 2013, and we introduced a legacy scent flanker, Desire Black, in 2014. In 2015, we rolled out our new Dunhill scent, Icon, the success of which has made the Dunhill brand our largest and fastest growing brand within our United States based operations. For 2016, we launched several product extensions including Icon Luxury Spray Set and Icon Elite. The brand’s Desire family is adding a new scent, Desire Extreme in 2017.

French Connection— In September 2015, we entered into a 12-year license agreement to create, produce and distribute fragrances and fragrance related products under the French Connection brand names. We took over distribution of selected fragrances within the brand’s existing fragrance portfolio in 2016.

French Connection operates in the fashion orientated market place offering a fashion-forward range of quality products at affordable prices. Its customers, typically aged 18-35, appreciate that the brand is at the leading edge of high street fashion and offers quality and style in its products. French Connection designs, produces and distributes branded fashion clothing, accessories and household items for men, women, and children in more than 50 countries around the world and has licensed partners operating French Connection stores across Asia, Australia and the Middle East. French Connection operates retail stores and concessions in the United Kingdom, Europe, United States and Canada and also operates an ecommerce business in each of those territories.

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

Our first fragrance under the Jimmy Choo brand, a signature scent, rolled out globally in 2011. Jimmy Choo product sales exceeded our expectations and sales topped $40 million in that first year. In 2013, we launched our second Jimmy Choo line, Flash, and in 2014, we debuted Jimmy Choo Man our first men’s scent which ranked in 2015 as the 9th best-selling men’s fragrance in the United States. In 2015, the launch of Jimmy Choo Illicit, our third women's fragrance under that label, was the principal driver for brand growth. For 2016, we debuted a new women’s flanker, Jimmy Choo Illicit Flower. In 2017, we have both a women’s and men’s fragrance initiative planned for the brand.

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

Karl Lagerfeld product sales have failed to meet with our original expectations. In 2016, the Company decided that it will most likely exercise its rights for an early termination of the Karl Lagerfeld license in 2024, rather than continue the license through its original expiration in 2032. As a result of the shortened expected life of the license, the Company recorded an impairment loss of $5.7 million as of December 31, 2016. We will attempt to reinvigorate this brand by changing its strategic positioning and instituting new pricing in 2017.

Lanvin— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin is currently our third largest brand by sales volume. Lanvin fragrances occupy an important position in the selective distribution market in France, Europe and Asia. Current lines in distribution include: Arpège, Lanvin L’Homme, Éclat d’Arpège, Rumeur 2 Rose, Jeanne Lanvin, Marry Me!, Jeanne Lanvin Couture, Lanvin Me and Me L’Eau. Our Éclat d’Arpège line accounts for approximately 50% of this brand’s sales. We have extended our Lanvin fragrance families, and in order to capitalize on the success of our Éclat d’Arpège line, in 2015, we launched Éclat d’Arpège Homme as well as Éclat de Fleurs. For 2016, we released a new women’s line, Lanvin Modern Princess in limited distribution to be followed by broader international distribution in 2017. In addition, another interpretation of Éclat d’Arpège is also in the works for 2017. Lanvin brand product sales continue to be affected by the economic slowdown in its two flagship markets, Russia and China.

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

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and our second men’s line, Emblem, was launched in 2014. Montblanc has quickly become our largest selling brand. The Emblem line was expanded in 2015 to include Montblanc Emblem Intense and a new women's scent, Lady Emblem. In 2016, we further extended our successful Montblanc Legend line with a new men’s scent, Montblanc Legend Spirit.

Oscar de la Renta— In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2014, we took over distribution of fragrances within the brand’s legacy fragrance portfolio, and our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, was launched in 2015. For 2016, in addition to several flankers that we launched throughout the year in select markets, we debuted a new men’s fragrance family, Oscar de la Renta Gentlemen. Bella Blanca, a new Oscar de la Renta scent, will be introduced in 2017.

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

Paul Smith— We signed an exclusive worldwide license agreement with Paul Smith in December 1998 for the creation, development and distribution of Paul Smith fragrances. In 2008, we extended this license for an additional seven years through December 31, 2017, and although we cannot assure you we will be successful, we are currently in discussions to extend this license through December 31, 2019.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême, Paul Smith Rose and Paul Smith Essential.

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

With Repetto boutiques in several countries throughout the world, the brand has branched out into Asia, notably China, Hong Kong, Singapore, Thailand, South Korea and Japan with a mix of cross-generational appeal and French chic. Our first Repetto fragrance line was launched in 2013 and a floral scent was added in 2015. Despite this brand’s success with footwear, handbags and high end accessories, fragrance sales have been disappointing due to the lack of brand recognition.

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

This acquisition opened up a new page in the Company's history by integrating for the first time both fragrances and fashion. This is allowing us to apply a global approach to managing a fragrance brand with complete freedom in terms of creativity and aesthetic choices, as well as a very high degree of visibility to establish a position of even greater preeminence for Rochas in the luxury goods universe. Rochas brand sales currently include approximately $2 million of royalties generated by the fashion and accessory business via its portfolio of license agreements. Our first new fragrance for Rochas, Mademoiselle Rochas, is to be launched in the first quarter of 2017.

Shanghai Tang— In July 2013, we created a wholly-owned Hong Kong subsidiary, Inter Parfums USA Hong Kong Limited, which entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances under China’s leading luxury brand, Shanghai Tang. Our first Shanghai Tang fragrance collection for men and women debuted in 2015.

Founded in 1994, Shanghai Tang is the leading Chinese luxury brand with international recognition and distribution. As the global curator of modern Chinese chic, Shanghai Tang champions the richness and beauty of the Chinese culture through its contemporary lifestyle offer of apparel and accessories for men, women and children, as well as home collections. Shanghai Tang supports an international network of 48 boutiques, including The Shanghai Tang Mansion in Hong Kong, and its largest flagship Boutique, The Cathay Mansion in Shanghai, China and on-line.

S.T. Dupont— In June 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont fragrances. In 2011, the agreement was renewed through December 31, 2016, and in September 2016 was renewed again through December 31, 2019, without any material changes in terms and conditions. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods.

S.T. Dupont fragrances include: S.T. Dupont, S.T. Dupont Essence Pure, S.T. Dupont Passenger, S.T. Dupont Passenger Cruise, 58 avenue Montaigne, So Dupont and S.T. Dupont Collection.

Van Cleef & Arpels— In September 2006, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrance products under the Van Cleef & Arpels brand and related trademarks.

Van Cleef & Arpels fragrances in current distribution include: First, Van Cleef pour Homme, Tsar, Van Cleef, Féerie, Collection Extraordinaire, and Rêve. For 2016, we launched a new men’s line, In New York, and a new women’s line, So First. Sales of the Collection Extraordinaire line have experienced continued growth since its debut.

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

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every year or two, we create a new family of fragrances for each brand in our portfolio. We frequently introduce seasonal and limited edition fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, flanker brands or flankers) within our brand franchises. Furthermore, we promote the smooth and consistent performance of our prestige fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, a “good dose” of creativity and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, during 2014, we signed fragrance licenses for Abercrombie & Fitch and Hollister brands; in 2015, we signed fragrance licenses for Coach and French Connection, extended our Montblanc fragrance license and purchased the Rochas brand, and in 2016, we extended the terms of our S.T. Dupont and bebe licenses. As of December 31, 2016, we had cash, cash equivalents and short-term investments of approximately $256 million, which we believe should assist us in entering new brand licenses or outright acquisitions. However, we cannot assure you that we will be able to enter into any future agreements, or acquire brands or assets on terms favorable to us, or if we do, that any such transaction will be successful. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We intend to selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, we have formed and are operating distribution subsidiaries in the major markets of the United States, Italy, Spain and Germany for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

•	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

•	Concept choice

•	Produce mock-ups for final acceptance of bottles and packaging

•	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

•	Choose suppliers

•	Schedule production and packaging

•	Issue component purchase orders

•	Follow quality control procedures for incoming components; and

•	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

•	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

•	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators

•	Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières ), caps (Qualipac , ALBEA , RPC, Codiplas, LF Beauty, Texen Group)) or boxes (Autajon , MMPP, Nortier , Draeger)

•	Production specialists who carry out packaging (CCI, Edipar , Jacomo, SDPP, MF Productions, Biopack) or logistics (Bolloré Logistics for storage, order preparation and shipment)

Suppliers' accounts for our European operations are primarily settled in euro and for our United States operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European operations, prestige fragrances, components and contract filling needs are purchased from many different suppliers located around the world. For United States operations, components for our prestige fragrances are primarily sourced, produced and filled in the United States, and our mass market products are primarily manufactured, produced or filled in the United States or China.

Marketing and Distribution

Our products are distributed in over 100 countries around the world through a selective distribution network. For our international distribution, we either contract with independent distribution companies specializing in luxury goods or distribute prestige products through our distribution subsidiaries. In each country, we designate anywhere from one to three distributors on an exclusive basis for one or more of our name brands. We also distribute our products through a variety of duty free operators, such as airports and airlines and select vacation destinations.

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

 Geographic Areas

United States export sales were approximately $77.8 million, $66.3 million and $61.0 million in 2016, 2015 and 2014, respectively. Consolidated net sales to customers by region are as follows:

(in thousands)	Year ended December 31,
	2016	2015	2014
North America	$149,600	$125,700	$125,900
Europe	192,800	170,600	177,900
Central and South America	43,900	41,100	57,700
Middle East	42,200	41,900	40,300
Asia	81,600	78,200	85,600
Other	11,000	11,000	11,900

	$521,100	$468,500	$499,300

Consolidated net sales to customers in major countries are as follows:

(in thousands)	Year Ended December 31,
	2016	2015	2014
United States	$144,000	$122,000	$119,000
United Kingdom	$31,000	$32,000	$37,000
France	$43,000	$34,000	$50,000

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

 Product Liability

Our United States operations maintain product liability coverage in an amount of $5.0 million, and our European operations maintain product liability coverage in an amount of €20.0 million (approximately $21.1 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrance products. These registered trademarks include:

•	Abercrombie & Fitch
•	Agent Provocateur
•	Anna Sui
•	bebe
•	Boucheron
•	Coach
•	Dunhill
•	French Connection
•	Hollister
•	Jimmy Choo
•	Jordache
•	Karl Lagerfeld
•	Montblanc
•	Oscar de la Renta
•	Paul Smith
•	Repetto
•	Shanghai Tang
•	S.T. Dupont
•	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrance and beauty products, including:

•	Rochas
•	Lanvin
•	Intimate
•	Aziza

Employees

As of March 1, 2017, we had 347 full-time employees worldwide. Of these, 257 are full-time employees of our European operations, with 61 employees engaged in sales activities and 196 in administrative, production and marketing activities. Our United States operations have 90 employees, and of these, 16 were engaged in sales activities and 74 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

We believe that a high degree of global economic uncertainty could have a negative effect on consumer confidence, demand and spending. In addition, we believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect consumer purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our retail store customers. Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

Uncertainties and deterioration in global credit markets, as evidenced by previous reductions in sovereign credit ratings in the United States and Europe, could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

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

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We have licenses or other rights to use, or own the material trademark and brand name rights in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection is important to our business. Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

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

Our commercial success depends at least in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of others. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage, and to the extent we gain greater visibility and market exposure, we may also face a greater risk of being the subject of such litigation. For these and other reasons, third parties may allege that our products, services or activities infringe, misappropriate or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, take significant time, divert management’s attention from other business concerns, and delay getting our products to market. In addition, if we are found to be infringing, misappropriating or otherwise violating third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities. Our inability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of others could therefore have a material adverse effect on our business, financial condition and results of operations.

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

Our future expansion through acquisitions or new product license or distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business. Just as the loss of a license or other significant agreement may have a material adverse effect on us, our failure to acquire rights to new brands may also negatively impact us.

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

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses
•	diversion of management’s attention from our core business
•	adverse effects on existing business relationships with suppliers and customers

•	risks of entering markets in which we have no or limited prior experience
•	dilutive issuances of equity securities
•	incurrence of substantial debt
•	assumption of contingent liabilities
•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets and
•	incurrence of significant immediate write-offs.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results.

Joint arrangements or strategic alliances in geographic markets in which we have limited or no prior experience may expose us to additional risks.

We review, and from time to time may establish, arrangements and strategic alliances that we believe would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. These business relationships may require us to rely on the local expertise of our partners with respect to market development, sales, local regulatory compliance and other matters. Further, there may be challenges with ensuring that such arrangements or strategic alliances implement the appropriate internal controls to ensure compliance with the various laws and regulations applicable to us as a U.S. public company. Accordingly, in addition to commercial and operational risk, these arrangements and strategic alliances may entail risks such as reputational risk and regulatory compliance risk. In addition, there can be no assurance that we will be able to identify suitable alliance or candidates, that we will be able to consummate any such alliances or arrangements on favorable terms, or that we will realize the anticipated benefits of entering into any such alliances or arrangements.

We are dependent upon Messrs. Jean Madar and Philippe Benacin, the loss of their services could harm our business

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

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect territories in which we operate, and therefore affect our business, financial condition and operating results.

Terrorist attacks such as those that have occurred in Paris, France where we have our European headquarters, amongst other locations, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East, the Ukraine and Africa, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

The loss of or disruption in our distribution facilities could have a material adverse effect on our business, financial condition and operating results.

We currently have several distribution facilities in Europe and the United States. The loss of any of those facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and assets. In addition, acts of God, such as extreme weather conditions, natural disasters and the like or terrorist attacks, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, then such failure could have a material adverse effect on our business, financial condition and operating results.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, or increased cosmetics regulation, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

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

We operate on a global basis, with a substantial portion of our net sales and net income generated outside the United States, and we anticipate for the foreseeable future that a substantial portion of our net sales and net income will be generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without incurring material incremental tax obligations. A substantial portion of our cash, cash equivalents and short-term investments that result from these earnings remain outside the United States. Foreign operations are subject to many risks and uncertainties, including:

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

The United Kingdom’s pending departure from the European Union could adversely impact our business and financial results.

In June 2016, the United Kingdom held a referendum for the United Kingdom to exit the European Union (“Brexit”), the announcement of which resulted in significant but short-term currency exchange rate fluctuations and volatility in global stock markets. It is expected that the British government will commence negotiations to determine the terms of Brexit. Given the lack of certainty and comparable precedent, the implications of Brexit or how such implications might affect the Company are unclear. Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. These and other potential implications of Brexit could adversely affect the Company’s business and financial results.

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

A substantial portion of our European operations’ net sales (approximately 40%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments for all major currencies with which we operate. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

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

Our information systems and websites may be susceptible to outages, hacking and other risks.

We have information systems that support our business processes, including product development, production, marketing, order processing, sales, distribution, finance and intra-company communications. We also have Internet websites in the United States and Europe. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, hacking and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

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

Our business has become increasingly seasonal due to the timing of shipments to our customers, which are weighted to the second half of the year. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the third and fourth quarters.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share. Accordingly, we provide guidance as to our expected annual net sales, and earnings per share, which is updated as appropriate throughout the year. While we generally provide updates to our guidance when we report our results each fiscal quarter if called for, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, longer-term guidance that we may from time to time provide is based on goals that we believe, at the time guidance is given, are reasonably attainable. Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Approximate
Use	Location	Size	Term Expires

Office Space-	551 Fifth Avenue,	16,800 square feet	April 30, 2024
Corporate	15th Floor,
headquarters and	New York, NY
United States	10176
operations

Distribution center	60 Stults Road	140,000 square feet	October 31, 2018
Dayton, NJ
08810

Corporate Office for	Leighton Centre	9,685 square feet	June 14, 2017
Inter Parfums USA	77 Leighton Road
Hong Kong Limited	Causeway Bay,
Hong Kong
Suite 1413

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	March 2023	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl.- left Paris, France	155 square meters	March 2022	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl.-Right Paris, France	157 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl. Paris, France	544 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl. Paris, France	60 square meters	September 2017	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the "Le Bosc Hetrel" business park	31,000 square meters	May 2020	NA

Rochas Studio & Production Department	1 Rond Point des Champs Elysees 2nd Fl. Paris, France	755 square meters	June 2021	Lessee has early termination right every 3 years on 6 months’ notice

Office Space – Singapore regional office, for Asia-Pacific region European operations	163 Penang Road, #06-03/04 Winsland House 2, Singapore 238463	2900 square feet	November 2019	NA

Office Space-US Distribution for European operations	112 Madison Ave. New York, NY 10016	7500 sq feet	October 2024	Lessee has (i) early termination rights at the 5 year mark with 9 months’ notice; (ii) renewal option for 5 year term with 11-14 months’ notice; (iii) right of first offer on the 11th floor

Interparfums SA has had an agreement with Bolloré Logistics (and its predecessor, Sagatrans, S.A.) for warehousing and distribution services for several years. The current agreement with Bolloré Logistics for warehousing and distribution services expires on December 31, 2017. Service fees payable to Bolloré Logistics are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid in 2016, 2015 and 2014 were € 4.3 million, €3.4 million and €3.2 million, respectively.

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

Fiscal 2016	High Closing Price	Low Closing Price
Fourth Quarter	36.40	29.40
Third Quarter	35.07	27.05
Second Quarter	31.71	27.19
First Quarter	32.47	20.37

Fiscal 2015	High Closing Price	Low Closing Price
Fourth Quarter	33.45	22.33
Third Quarter	35.22	29.97
Second Quarter	34.83	23.40
First Quarter	29.37	22.73

As of February 23, 2017, the number of record holders, which include brokers and broker's nominees, etc., of our common stock was 42. We believe there are approximately 9,500 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: Avon Products Inc., CCA Industries, Inc., Colgate-Palmolive Co., Estee Lauder Companies, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Proctor & Gamble Co., Revlon, Inc., Spectrum Brands Holdings, Inc., Stephan Co., Summer Infant, Inc. and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/11	12/12	12/13	12/14	12/15	12/16

Inter Parfums, Inc.	100.00	127.37	241.41	188.05	166.25	233.18
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Peer Group	100.00	108.26	135.85	153.37	145.85	152.71

Dividends

In January 2015, our Board of Directors authorized an 8% increase in the annual dividend to $0.52 per share and in January 2016, our Board of Directors authorized a 15% increase in the cash dividend to $0.60 per share on an annual basis. In October 2016, our Board of Directors authorized an additional 13% increase in the annual dividend to $0.68 per share. The next quarterly cash dividend of $0.17 per share is payable on April 14, 2017 to shareholders of record on March 31, 2017.

Sales of Unregistered Securities

The following sets forth certain information as to the sales of securities, which were not registered under the Securities Act, including options granted to purchase our common stock, during the fourth quarter of 2016 and through the date of this report.

On February 1, 2017, we granted options to purchase an aggregate of 5,000 shares for a five-year period at the exercise price of $33.947 per share, the fair market value of our common stock on the date of grant, to five non-employee directors, who are all deemed our affiliates, under our 2004 Non-Employee Director Stock Option Plan. Such options vest 25% each year over a four-year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us. In addition, in December 2016 and January 2017, our non-employee directors exercised stock options to purchase an aggregate of 2,000 shares of restricted common stock. Such transactions were also exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act.

Repurchases of Our Common Stock

For each of the three (3) months during the fourth quarter of 2016, we repurchased the following shares of our common stock:

Month	Number of Shares

October 2016	0

November 2016	0

December 2016	22,747

As listed in the table above, in December 2016, the Chief Executive Officer and the President each exercised 19,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.7 million was paid by each of them tendering to the Company an aggregate of 20,568 shares of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered an additional 2,179 shares for payment of certain withholding taxes resulting from his option exercises.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2016	2015	2014	2013	2012

Income statement data:
Net sales	$521,072	$468,540	$499,261	$563,579	$654,117
Cost of sales	194,601	179,069	212,224	234,800	246,931
Selling, general and administrative expenses	258,787	228,268	233,634	250,025	325,799
Operating income	66,678	61,203	53,403	78,754	278,414
Income before taxes	67,074	60,496	56,715	80,646	274,765
Net income attributable to the noncontrolling interest	9,917	8,532	7,909	11,755	45,754
Net income attributable to Inter Parfums, Inc.	33,331	30,437	29,436	39,211	131,136
Net income attributable to Inter Parfums, Inc. common shareholders per share:	$1.07	$0.98	$0.95	$1.27	$4.29
Basic	$1.07	$0.98	$0.95	$1.27	$4.26
Diluted
Weighted average common shares outstanding:
Basic	31,072	30,996	30,931	30,764	30,575
Diluted	31,176	31,100	31,060	30,954	30,716

Depreciation and amortization	$15,341	$9,078	$10,166	$11,110	$15,554

	As at December 31,
(In thousands except per share data)	2016	2015	2014	2013	2012

Balance sheet and other data:
Cash and cash equivalents	$161,828	$176,967	$90,138	$125,650	$307,335
Short-term investments	94,202	82,847	190,152	181,677	-0-
Working capital	337,977	337,674	382,935	399,344	366,680
Total assets	682,409	687,659	604,506	664,058	759,920
Short-term bank debt	-0-	-0-	298	6,104	27,776
Long-term debt (including current portion)	74,562	98,606	-0-	-0-	-0-
Inter Parfums, Inc. shareholders’ equity	370,391	365,587	382,065	407,211	381,476
Dividends declared per share	$0.62	$0.52	$0.48	$0.96	$0.32

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79%, 77% and 82% of net sales for 2016, 2015 and 2014, respectively. We have built a portfolio of prestige brands, which include Balmain, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

With respect to the Company’s largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2016	2015	2014
Montblanc	23%	21%	22%
Jimmy Choo	17%	20%	16%
Lanvin	12%	15%	18%

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 22%, 23% and 21% of net sales in 2016, 2015 and 2014, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, Banana Republic, bebe, Dunhill, French Connection, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Italy, Germany, Spain and the United States.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling as well as by phasing out existing products that no longer meet the needs of our consumers. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year.  Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

During 2016, the economic and political uncertainty and financial market volatility taking place in Eastern Europe, the Middle East and China had a small negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor global economic uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because approximately 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our current pricing models and currently we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in the territory. We do not expect any material losses on accounts receivables to be collected in British Pounds as we routinely hedge those amounts.

Recent Important Events

Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating €5.4 million (approximately $5.7 million). As a result of the buyout, the Company recognized a gain of $4.7 million and expects to receive the buyout payment by April 30, 2017. The Company has a three month inventory sell-off period ending March 31, 2017 and Balmain has also agreed to purchase all remaining inventory and tangible assets.

Impairment Loss

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of our Karl Lagerfeld brand have not met with our original expectations. During the fourth quarter of 2016, the Company decided that it will most likely exercise its rights for an early termination of the Karl Lagerfeld license in 2024, rather than continue the license through its original expiration in 2032. As a result of the shortened expected life of the license, the Company recorded an impairment loss of $5.7 million as of December 31, 2016.

S.T. Dupont

In September 2016, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2019, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2016.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty stores, and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.2%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

At December 31, 2016 indefinite-lived intangible assets aggregated $115.8 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2016 assuming all other assumptions remained constant:

$ in millions		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(16.2)
Weighted average cost of capital	-10%	$20.0
Future sales levels	+10%	$17.0
Future sales levels	-10%	$(17.0)

Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. In those cases where we determine that the useful life of long-lived assets should be shortened, we would amortize the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. Product sales of our Karl Lagerfeld brand have not met with our original expectations. During the fourth quarter of 2016, the Company decided that it will most likely exercise its rights for an early termination of the Karl Lagerfeld license in 2024, rather than continue the license through its original expiration in 2032. As a result of the shortened expected life of the license, the Company recorded an impairment loss of $5.7 million as of December 31, 2016.

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

Quantitative Analysis

During the three-year period ended December 31, 2016, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2016, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.5 million and selling, general and administrative expenses would have changed by approximately $0.02 million. The collective impact of these changes on 2016 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $0.5 million, $0.2 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2016	% Change	2015	% Change	2014

European based product sales	$404.0	11%	$362.7	(8)%	$394.0
United States based product sales	117.1	11%	105.8	1%	105.3
Total net sales	$521.1	11%	$468.5	(6)%	$499.3

Net sales increased 11% in 2016 to $521.1 million, as compared to $468.5 million in 2015. At comparable foreign currency exchange rates, net sales increased 12%. Net sales decreased 6% in 2015 to $468.5 million, as compared to $499.3 million in 2014. At comparable foreign currency exchange rates, net sales increased 1.5%. The average U.S. dollar/euro exchange rates were 1.11 in 2016 and 2015 and 1.33 in 2014.

European based prestige product sales increased 11% in 2016 to $404.0 million, as compared to $362.7 million in 2015. At comparable foreign currency exchange rates, European based prestige product sales increased 12.5%. European based prestige product sales decreased 8% in 2015 to $362.7 million, as compared to $394.0 million in 2014. At comparable foreign currency exchange rates, European based prestige product sales increased 1.8% in 2015.

In 2016, Montblanc, our largest brand, continued to lead the way in sales growth reaching $121.7 million in brand sales, a 25% increase from the prior year. The successful launch of Montblanc Legend Spirit and the continued popularity of the original Legend line were important contributors to Montblanc brand sales. Our newer brands were also contributors to the increase in net sales. Coach brand sales, which commenced in the second half of 2016, were well ahead of expectations generating $23.1 million in incremental sales. Strong demand for the Eau de Rochas and Rochas Man lines in Spain and France contributed to the successful integration of Rochas, and brand sales aggregated $32.3 million in 2016. We began consolidating brand sales when we acquired Rochas in June 2015. In the absence of a major new product launch, Jimmy Choo fragrance sales declined 2% in 2016 as the bar was set unusually high in 2015 when brand sales were up 18% compared to the preceding year. Lanvin brand sales declined 13% in 2016 as that brand’s product sales continue to be affected by the economic slowdowns in its two flagship markets of Russia and China. We hope to reverse that trend with the recent launch of a new scent by Lanvin, Modern Princess.

It was anticipated that 2015 was going to be very challenging from a currency perspective for our European based operations. The significant strength of the U.S. dollar began early on in 2015, and continued throughout the year. As mentioned above, the average U.S. dollar/euro exchange rate for all of 2015 was 1.11, as compared to 1.33 for 2014. The currency impact was most apparent with our three largest brands, led by Jimmy Choo, where brand sales for 2015 increased 41% in local currency, but only 18% in dollars, as compared to 2014. The excellent performance in Jimmy Choo fragrance sales reflects robust gains from the Jimmy Choo Man line, and the launch of Jimmy Choo Illicit, the brand's third women's fragrance initiative. With only a new line extension launched for the Lanvin brand in 2015, sales were off only 6% in local currency, but 21% in dollars, in 2015 as compared to 2014. Montblanc brand sales increased 6% in local currency but declined 12% in dollars in 2015, as compared to 2014. The brand benefitted from both established scents, such as Legend and Emblem along with initial sales for the Lady Emblem line. The most disappointing performance was that of the Karl Lagerfeld brand, which saw brand sales decline 43% in local currency or 53% in dollars, as its initial 2014 launch did not gain the traction originally anticipated.

Irrespective of the strong U.S. dollar environment, we maintain confidence in our future as we continue to strengthen advertising and promotional investments supporting all portfolio brands, accelerate brand development and build upon the strength of our worldwide distribution network. For 2017, our first new product for Rochas, a women’s fragrance, will be introduced early in the year, initially in about 12 countries. Also this winter, Lanvin Modern Princess, which recently debuted in France, will roll out in wider international distribution. A multi-scent collection for Boucheron is now in selective distribution, and come this spring, we have important new initiatives unveiling for the Jimmy Choo signature scent for women and Jimmy Choo Man, with a brand extension for each. A fragrance duo is in the pipeline for the Karl Lagerfeld brand next summer, and our first men’s scent for Coach will launch in the fall.

United States based product sales increased 11% in 2016 to $117.1 million, as compared to $105.8 million in 2015. International distribution of our first new Abercrombie & Fitch men’s scent, First Instinct, and the Hollister duo, Wave, were major contributors to our top line growth in 2016 as they were rolled out into several international markets throughout the year. Dunhill, which launched its Icon fragrance line in early 2015, continues to be a consistent top performing brand. Sales increased 4% in 2016 despite a difficult comparison to 2015, where Dunhill brand sales were up 37% compared to the prior year. The success of the 2015 launch of Dunhill Icon has enabled Dunhill to quickly become the largest brand within our United States operations.

Although Oscar de la Renta brand sales had increased 18% in 2015, benefitting from the 2015 launch of Extraordinary by Oscar de la Renta, sales of this brand decreased 28% in 2016 due to large part to the absence of any major product launch. For the Spring of 2017, we have a new Oscar de la Renta woman’s scent ready to launch. In addition, sales of Anna Sui fragrances continued to be depressed due to negative market conditions in China throughout the 2014 to 2016 periods. We hope to reverse this trend and anticipate either stable sales or modest growth for Anna Sui fragrances for 2017.

For 2017, we expect our newest brands Abercrombie & Fitch and Hollister, to lead our growth story. Overall, growth within our United States based operations is expected to come from our prestige fragrance licenses, by launching new products and pursuing expanded distribution

Lastly, we hope to benefit our worldwide operations from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2016	2015	2014
	(in millions)

North America	$149.6	$125.7	$125.9
Western Europe	152.6	123.6	130.9
Eastern Europe	40.3	47.0	47.0
Central and South America	43.9	41.1	57.7
Middle East	42.2	41.9	40.3
Asia	81.5	78.2	85.6
Other	11.0	11.0	11.9
	$521.1	$468.5	$499.3

In 2016, we continued to feel the effect of negative market conditions in Eastern Europe, the Middle East and China, while Western Europe and North America continued to perform well.

For 2015 compared to 2014, the results demonstrate the effect of negative market conditions in China and South America. The 2015 decline in Western Europe includes the effect of the 17% devaluation of the euro against the dollar and the difficult comparison for Karl Lagerfeld brand sales in 2015 compared to the initial launch of that brand in the 2014 period.

Gross Margins

	Years ended December 31,
	2016	2015	2014
	(in millions)

Net sales	$521.1	$468.5	$499.3
Cost of sales	194.6	179.0	212.3
Gross margin	$326.5	$289.5	$287.0
Gross margin as a percent of net sales	62.7%	61.8%	57.5%

As a percentage of net sales, gross profit margins were 62.7%, 61.8%, and 57.5% in 2016, 2015 and 2014, respectively. For European operations, gross profit margin was 66%, 65% and 60% in 2016, 2015 and 2014, respectively. The margin fluctuation as a percentage of sales for European operations in 2016, as compared to 2015, is primarily the result of increased product sales, much of which was through our distribution subsidiaries that sell product directly to retailers. In addition to increased sales of Montblanc and Coach product sold through our United States distribution subsidiary, the Rochas brand was also a major contributor as its sales are concentrated in France and Spain, both of which are countries where we distribute directly to retailers.

We carefully monitor movements in foreign currency exchange rates as almost 40% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.11 in 2016 and 2015 and 1.33 in 2014. Although currency fluctuation had only a minor effect on gross margin as a percentage of sales in our European operations for 2016, in 2015 it was the primary cause of the gross margin fluctuation.

For United States operations, gross profit margin was 50% for both 2016 and 2015 and 48% in 2014. Sales growth in recent years for our United States operations has primarily come from higher margin prestige product licenses while sales of other lower margin fragrance products have been in a decline.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $30.0 million, $25.4 million and $24.4 million in 2016, 2015 and 2014, respectively, and represented 5.8%, 5.4% and 4.9% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $5.1 million, $4.7 million and $5.2 million in 2016, 2015 and 2014, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2016	2015	2014
	(in millions)

Selling, general & administrative expenses	$258.8	$228.3	$233.6
Selling, general & administrative expenses as a percent of net sales	50%	49%	47%

Selling, general and administrative expenses increased 13% in 2016 as compared to 2015 and decreased 2% in 2015 as compared to 2014. As a percentage of sales, selling, general and administrative expenses were 50%, 49% and 47% in 2016, 2015 and 2014, respectively. For European operations, selling, general and administrative expenses increased 14% in 2016, as compared to 2015 and represented 53% of sales in 2016 as compared to 52% in 2015. As discussed in more detail below, the 2016 increase is primarily from increased promotion and advertising expenditures.

For United States operations, selling, general and administrative expenses increased 9% in 2016 and represented 38% of sales, as compared to 39% in 2015. This increase is in line with sales growth from our newest prestige product licenses, such as Abercrombie & Fitch, Hollister and Dunhill, all of which bear royalty and advertising expenses.

Promotion and advertising included in selling, general and administrative expenses aggregated $99.0 million, $83.8 million and $86.7 million in 2016, 2015 and 2014, respectively. Promotion and advertising as a percentage of sales represented 19.0%, 17.9% and 17.4% of net sales in 2016, 2015 and 2014, respectively. As planned, we invest heavily in promotional spending to support new product launches and continued worldwide building of brand awareness for our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $37.8 million, $33.8 million and $35.6 million in 2016, 2015 and 2014, respectively. Royalty expense as a percentage of sales represented 7.3%, 7.2% and 7.1% of net sales in 2016, 2015 and 2014, respectively. The small increases are the result of increased licensing activities within our U.S. operations.

Service fees, which are fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $9.9 million, $12.3 million and $11.1 million in 2016, 2015 and 2014,respectively. Service fees decreased in 2016 as a result of our U.S. distribution subsidiary, Interparfums Luxury Brands, Inc.’s 2016 conversion to an in-house sales team model. However, much of this savings was mitigated by an increase in compensation costs of the in-house sales team. Approximately two-thirds of the 2015 increase in service fees was the result of higher fees paid in the U.S. resulting from increased sales. The balance of the increase is from the addition of our newly formed distribution subsidiary in Spain, Parfums Rochas.

Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating €5.4 million (approximately $5.7 million). As a result of the buyout, the Company recognized a gain of $4.7 million and expects to receive the buyout payment by April 30, 2017. The Company has a three month inventory sell-off period ending March 31, 2017 and Balmain has also agreed to purchase all remaining inventory and tangible assets.

Impairment Loss

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of our Karl Lagerfeld brand have not met with our original expectations. During the fourth quarter of 2016, the Company decided that it will most likely exercise its rights for an early termination of the Karl Lagerfeld license in 2024, rather than continue the license through its original expiration in 2032. As a result of the shortened expected life of the license, the Company recorded an impairment loss of $5.7 million as of December 31, 2016.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins, selling, general and administrative expenses, buyout of license and impairment loss, income from operations increased 9% to $66.7 million in 2016 as compared to 2015, after increasing 15% to $61.2 million in 2015 from $53.4 million in 2014. Operating margins aggregated 12.8%, 13.1% and 10.7% for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding the gain on buyout of license and impairment loss, income from operations in 2016 would have aggregated $67.7 million, an increase of 10.6%, compared to 2015 and represented an operating margin of 13.0%. In summary, for the past two years, the increase in gross margin was mitigated by an increase in selling, general and administrative expenses, primarily promotion and advertising expenditures, explaining the effect on operating margin. The Company plans to continue to increase sales without a substantial increase in fixed costs. Our goal is to reach an operating margin of at least 14% in the coming years.

Other Income and Expenses

Interest expense aggregated $2.3 million, $2.8 million and $1.5 million in 2016, 2015 and 2014, respectively. The significant increase in 2015 is related to the financing of the Rochas brand acquisition and includes an approximate $1.0 million loss in 2015 relating to the interest rate swap. There was a small gain on the swap in 2016. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $74.6 million, $98.6 million and $0.3 million as of December 31, 2016, 2015 and 2014, respectively.

Foreign currency gains or (losses) aggregated ($0.6) million ($0.9) million and $0.9 million in 2016, 2015 and 2014, respectively. Currency exchange rates were extremely volatile during the first quarter of 2015. The 2015 loss includes approximately $2.4 million in losses from intercompany balances of our majority owned subsidiary, Interparfums SA, and its other foreign subsidiaries, which were not hedged. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 40% of 2016 net sales of our European operations were denominated in U.S. dollars.

Interest and dividend income aggregated $3.3 million, $3.0 million and $3.9 million in 2016, 2015 and 2014, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective income tax rate was 35.5%, 35.6% and 34.2% in 2016, 2015 and 2014, respectively, and differs from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. The effective tax rate for our European operations was 35.9%, 36% and 33.5% in 2016, 2015 and 2014, respectively. The French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016. In addition, the 2016 effective tax rate for European operations was favorably impacted by approximately 1.5%, due to lower tax rates in France, Spain, and the United States. The increase in 2015 is primarily the result of higher 2015 profits in high tax rate jurisdictions as compared to 2014.

The effective tax rate for our U.S. operations was 34.0%, 35.1% and 36.5% in 2016, 2015 and 2014, respectively. The early adoption in 2016 of Accounting Standards Update 2016-09 (“ASU 2016-09”) resulted in the recognition of excess tax benefits of $0.4 million in our provision for income taxes rather than in additional paid-in capital. Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in capital when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption is on a prospective basis. In 2015, changes in allocation percentages related to state and local taxes of our U.S. operations resulted in a reduced effective tax rate.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2016	2015	2014
	(In thousands except share and per share data)

Net income attributable to European operations	$35,037	$31,328	$29,276
Net income attributable to United States operations	8,211	7,641	8,069
Net income	43,248	38,969	37,345
Less: Net income attributable to the noncontrolling interest	9,917	8,532	7,909
Net income attributable to Inter Parfums, Inc.	$33,331	$30,437	$29,436
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.07	$0.98	$0.95
Diluted	1.07	0.98	0.95
Weighted average number of shares outstanding:
Basic	31,072,328	30,996,137	30,931,308
Diluted	31,175,598	31,100,215	31,060,326

Net income has continued to increase over the past three years and aggregated $43.2 million, $39.0 million and $37.3 million in 2016, 2015 and 2014, respectively. Net income attributable to European operations was $35.0 million, $31.3 million and $29.3 million in 2016, 2015 and 2014, respectively, while net income attributable to United States operations was $8.2 million, $7.6 million and $8.1 million in 2016, 2015 and 2014, respectively. The significant fluctuations in net income for European operations in are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses, buyout of license, impairment loss, and the pending settlement with the French Tax Authorities. In summary, improved gross profit margins in 2016 were offset by increased advertising and promotional expenditures. In addition, for our European operations, net income includes the effects of the $4.7 million gain on buyout of license, $5.7 million impairment loss and the $1.9 million pending income tax settlement with the French Tax Authorities.

For United States operations, in summary, in 2016 sales increased 11% while gross margins as a percentage of sales were unchanged and selling, general and administrative expenses increased 9%, as compared to the corresponding period of the prior year.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is related to the profitability of our European operations, and aggregated 28.3%, 27.2% and 27.0% of European operations net income in 2016, 2015 and 2014, respectively. Net income attributable to Inter Parfums, Inc. aggregated $33.3 million, $30.4 million and $29.4 million in 2016, 2015 and 2014, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 6.4%, 6.5% and 5.9% in 2016, 2015 and 2014, respectively.

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

Adjusted Net Income Attributable to Inter Parfums, Inc. Reconciliation

Adjusted net income attributable to Inter Parfums, Inc. is defined as net income attributable to Inter Parfums, Inc., plus the previously discussed pending nonrecurring tax settlement, net of the portion of the settlement attributable to the noncontrolling interest. We believe that certain investors would consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance. The following table provides a reconciliation of net income attributable to Inter Parfums, Inc. to adjusted net income attributable to Inter Parfums, Inc. for the periods indicated.

	Year ended December 31,
	2016	2015	2014
	(In thousands except share and per share data)

Net income attributable to Inter Parfums, Inc.	$33,331	$30,437	$29,436
Pending nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	1,400	—	—
Net income attributable to Inter Parfums, Inc.	$34,731	$30,437	$29,436
Adjusted net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.12	$0.98	$0.95
Diluted	1.11	0.98	0.95
Weighted average number of shares outstanding:
Basic	31,072,328	30,996,137	30,931,308
Diluted	31,175,598	31,100,215	31,060,326

Liquidity and Capital Resources

The Company’s financial position remains strong. At December 31, 2016, working capital aggregated $338 million and we had a working capital ratio of almost 3.4 to 1. Cash and cash equivalents and short-term investments aggregated $256 million most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations. In addition to the cash and cash equivalents and short-term investments referred to above, approximately $174 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $54.6 million, $50.1 million and $36.6 million in 2016, 2015 and 2014, respectively. In 2016, working capital items used $0.2 million in cash from operating activities, as compared to $0.6 million in 2015 and $10.9 million in 2014. Although accounts receivable is up from that of the prior year, days sales outstanding remained relatively consistent at 71 days in 2016, as compared to 75 days and 66 days in 2015 and 2014, respectively. Inventory days on hand aggregated 185 days in 2016, as compared to 213 days in 2015 and 198 days in 2014, respectively. Fluctuations are primarily a function of new product launch dates. The high level of days on hand in 2015 reflects the inventory buildup needed to support product development for the newest brands, as new scents for Coach, Abercrombie & Fitch and Hollister each made their debut in 2016.

Cash flows used in investing activities reflect the purchase and sales of short-term investments by our European operations. These investments are primarily certificates of deposit with maturities greater than three months. At December 31, 2016, approximately $76 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million (approximately $5.3 million) plus interest. This term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2016, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2017 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $26.0 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2016 and 2015.

Proceeds from sale of stock of subsidiary reflect the proceeds from shares issued by our French subsidiary, Interparfums SA, pursuant to options exercised. Purchase of subsidiary shares from noncontrolling interest represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees in 2019 pursuant to its Free Share Plan.

In January 2014, our Board of Directors authorized the continuation of the regular $0.48 per share annual dividend for 2014, and in January 2015, our Board of Directors authorized an 8% increase to $0.52 per share. In January 2016, the Board of Directors authorized a 15% increase in the annual dividend to $0.60 per share, and in October 2016, our Board of Directors authorized an additional 13% increase in the annual dividend to $0.68 per share. The next quarterly cash dividend of $0.17 per share is payable on April 14, 2017 to shareholders of record on March 31, 2017. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $22.9 million, $19.6 million and $19.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The cash dividends to be paid in 2017 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2016.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$74,558	$21,494	$42,523	$10,541	$-0-
Operating Leases	$27,635	$5,390	$9,596	$6,697	$5,952
Purchase Obligations(1)	$907,206	$113,633	$226,386	$234,357	$332,830
Total	$1,009,399	$140,517	$278,505	$251,595	$338,782

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2016, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

At December 31, 2016, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $69.8 million, GB £1.8 million and JPY ¥50.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2016

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$111,522	$117,157	$157,622	$134,771	$521,072
Gross margin	71,317	74,428	94,832	85,894	326,471
Net income	9,448	7,729	21,479	4,592	43,248
Net income attributable to Inter Parfums, Inc.	7,334	5,831	16,239	3,927	33,331
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.24	$0.19	$0.52	$0.13	$1.07
Diluted	$0.24	$0.19	$0.52	$0.13	$1.07
Weighted average common shares outstanding:
Basic	31,039	31,055	31,080	31,072	31,072
Diluted	31,115	31,160	31,197	31,231	31,176

Quarterly Data (Unaudited)

For the Year Ended December 31, 2015

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$109,249	$102,021	$138,944	$118,326	$468,540
Gross margin	67,610	60,325	85,826	75,710	289,471
Net income	13,305	5,520	18,634	1,510	38,969
Net income attributable to Inter Parfums, Inc.	10,007	4,351	14,220	1,859	30,437
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.32	$0.14	$0.46	$0.06	$0.98
Diluted	$0.32	$0.14	$0.46	$0.06	$0.98
Weighted average common shares outstanding:
Basic	30,979	30,988	31,005	31,012	30,996
Diluted	31,072	31,107	31,098	31,125	31,100

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent auditor, Mazars USA LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inter Parfums, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Inter Parfums, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Inter Parfums, Inc. as of December 31, 2016 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, cash flows and Schedule II for the year ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion thereon.

Mazars USA LLP

/s/ Mazars USA LLP

New York, New York

March 13, 2017

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In 2015, the Company implemented Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
François Heilbronn	Director
Jean Levy	Director
Robert Bensoussan	Director
Patrick Choël	Director
Michel Dyens	Director
Frederic Garcia-Pelayo	Executive Vice President and Chief Operating Officer of Interparfums SA

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 16 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2016, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors.

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

During 2016, our board of directors had the following standing committees:

•	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2016, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël. The charter of the Audit Committee is posted on our company’s website.

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

•	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2016, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

•	Nominating Committee – The members of such committee consist of Messrs. Heilbronn, Levy and Choël. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management's slate of directors for vote of the Corporation's stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 56, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 58, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 60, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 55 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 56, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d' Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Jean Levy

Jean Levy, age 84, a Director since August 1996, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, worked for twenty-seven years at L'Oreal, and was the President and Chief Executive Officer of Cosmair, the exclusive United States licensee of L'Oreal, from 1983 through June 1987. In addition, he is the former President and Chief Executive Officer of Sanofi Beaute (France). For more than the past five years, Mr. Levy has been an independent advisor as well as a consultant for economic development to local governments in France. A graduate of l'Institut d'Etudes Politiques de Paris, he also attended Yale Graduate School and was a recipient of a Fulbright Scholarship. He was also a Professor at l'Institut d'Etudes Politiques de Paris. He was formerly a director of Zannier Group and Escada Beaute Worldwide and Rallye, S.A. In addition, Mr. Levy was also a director (Chairman of the Board until October 2001) of Financière d'Or, and its subsidiary, Histoire d'Or which is in the retail jewelry business. Mr. Levy was formerly a consultant to Ernst & Young, Paris through 2004. Due to Mr. Levy having over thirty years’ experience as an executive officer, including more than ten years as President and Chief Executive Officer of well-known cosmetic companies such as Cosmair and Sanofi Beaute (France), we believe he is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 58, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. Since 2008, Sirius has invested in UK shoe and clothing retailer LK Bennett, Italian sportswear retailer and wholesaler Jeckerson Spa and feelunique.com, Europe's largest online beauty retailer. Mr. Bensoussan served previously as Executive Chairman and CEO of LK Bennett and is now Non-Executive Chairman. He has also acted as the Non-Executive Chairman of Jerkerson Spa since May 2008 and of feelunique.com since December 2012. Mr. Bensoussan is a board member of lululemon athletica inc. He is also a member of three private Boards, including Men's retailer Celio International (Belgium), Zen Cars (Belgium), an electric car rental company, and Eaglemoss Ltd. (UK) a part-works publisher. Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer. We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 73, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël worked as the President and CEO of two divisions of LVMH, first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he worked at various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. We believe that Mr. Choël, who has previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 77, is the owner, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded more than 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in the luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, John Frieda Professional Hair Care and Molton Brown to the Kao Company, the Svedka vodka brand to Constellation Brands, Chambord liqueur to Brown-Forman, Harry Winston to Aber Diamond Company and Boucheron to Gucci. Michel Dyens & Co. also has a strong track record of deals in media and internet, including the deals in which AuFeminin was sold to Axel Springer and Cyréalis to M6, among others.

Recently, Michel Dyens & Co. represented Mr. ChinWook Lee, the founder and CEO of Dr. Jart+, for the sale of an interest in Have & Be Co. Ltd. to The Estée Lauder Companies. Michel Dyens & Co. also advised the shareholders of the largest independent hair color and hair care company in Brazil, Niely Cosmeticos in the sale of the company to L’Oréal, as well as advising the owner of the super-premium liqueur St-Germain in the sale of the brand to Bacardi, the Colomer Group (American Crew and CND/Shellac brands) in its sale to Revlon, and Sydney Frank Importing Company in the sale of the company to Jaegermeister. Other recent transactions include the sale of Essie cosmetics business to L’Oréal, the acquisition of the Swiss watchmaker Hublot by LVMH, the sale of TIGI (BedHead and Catwalk brands) to Unilever and the sale of NIOXIN Research Laboratories to Procter & Gamble.

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

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 57, has been with Interparfums SA for more than the past 20 years. He is currently the Executive Vice President and Chief Operating Officer of Interparfums SA, and was previously the Director of its Luxury and Fashion division beginning in March 2005. He was also previously the Director of Marketing and Distribution for Perfume and Cosmetics and was first named Executive Vice President in 2004.

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

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2016 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

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

The compensation committee views the competitive market place very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European operations. As such, compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation.

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

For 2016, Mr. Benacin did not receive any increase in his base salary of €420,000 ($465,000), while in 2015, Mr. Benacin did receive a modest increase of €6,000 from €414,000 to €420,000. Further, Mr. Benacin’s personal holding company received the same $250,000 in 2016 that he received in 2015 and 2014 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations in his capacity as President of our company. Payment is being made by the Company’s United States operations to Mr. Benacin’s holding company in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

The compensation committee took into account the following salient factors in authorizing payment to Mr. Benacin’s holding company— services rendered to United States operations for several years by Mr. Benacin in connection with licensing and distribution of international brands, as well as future services to be performed by Mr. Benacin internationally relating to licensing and distribution of international brands for United States operations.

For 2016, two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President and the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer of Interparfums SA, each received €7,200 ($8,000) salary increases that brought their 2016 base salaries to €307,200 ($340,000), which was in line with their modest increases in their base salaries to €300,000 and €294,000 in 2015 and 2014, respectively. The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

A different approach is taken for United States operations as that segment is smaller and less profitable. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Neither of the executive officers for United States operations have employment agreements (although Mr. Madar’s personal holding company has a consulting agreement that provides for review on an annual basis of the amount of compensation payable to such company), as we believe that having flexibility in structuring annual base salary is a benefit, which permits us to act quickly to meet a changing economic environment.

For each of 2016, 2015 and 2014, Mr. Madar’s base salary remained steady and aggregated $630,000, which includes $250,000 received by Mr. Madar’s personal holding company in each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. In determining Mr. Madar’s base salary including the consulting fee for 2016, the Committee took into account Mr. Madar’s leadership of our company in general, the increasing profitability of United States operations over the past several years, and his leadership in assisting United States operations in obtaining new licensing opportunities and his assistance in developing new products and expanding international distribution of U.S. operations.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, has received the same $30,000 increase in base salary for 2016, 2015 and 2014, and for 2016 his base salary was $600,000. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Andy Clarke was the President of Inter Parfums USA, LLC, the largest subsidiary of the United States operations until he left the Company on December 31, 2016. For each of 2016, 2015 and 2014, he received a modest $10,000 increase in base salary, reaching a high of $340,000 in 2016. Beginning in 2012 in lieu of a base salary increase, Mr. Clarke was awarded a commission on certain sales that he was instrumental in bringing to our company. For 2016, 2015 and 2014, Mr. Clarke received commissions relating to those sales of $167,693, $225,341 and $217,232, respectively. For a detailed discussion of Mr. Clarke’s commission structure for 2016, 2015 and 2014, please see “Bonus Compensation/Annual Incentives”. The Compensation Committee considered Mr. Clarke’s contribution to sales growth of our company’s United States operations as well as the integration of several new licensed brands into United States operations as the basis for increasing his base salary.

Bonus Compensation/Annual Incentives

As discussed above, we have paid a higher percentage of overall compensation in the form of bonus compensation to executive officers of European operations for several years, principally because European operations historically have had higher profitability than United States operations. As the result of this historically higher profitability, European operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Individual performance, level of responsibility, skill and experience, were the salient factors considered by the Compensation Committee in awarding bonus compensation described below.

For 2016, Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of bonus compensation of €70,000 ($77,000) to Mr. Benacin (approximately 17% of base salary), and €290,000 ($321,000) to each of Messrs. Santi and Garcia- Pelayo (approximately 94% of base salary). This bonus compensation was in line with payments made for both 2015 and 2014, which are set forth below.

For 2015, Mr. Benacin proposed and the compensation committee concurred in the payment of bonus compensation of €86,000 ($95,000) to Mr. Benacin (approximately 20% of base salary), and €280,000 ($311,000) to each of Messrs. Santi and Garcia- Pelayo (approximately 93% of base salary). This bonus compensation was in line with 2014 bonus compensation to Mr. Benacin of €86,000 (approximately 21% of base salary) and to Messrs. Santi and Garcia of €273,000 (approximately 93% of base salary).

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for each of 2016, 2015 and 2014, Mr. Greenberg received a discretionary cash bonus of $50,000. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Clarke, who was an executive officer of United States operations until December 31, 2016, received additional compensation in the form of commissions on certain sales that he was instrumental in bringing to our company, which was based upon a percentage of Anna Sui brand sales as well as sales to the secondary market. The commission rate was determined based on internal estimates of sales targets for such new business, and for 2016, he received commissions aggregating $167,693.

Due to decreased sales of the Anna Sui brand products in 2014, Mr. Clarke received a commission of only $217,000, which was down from $306,000 in 2013. In order to partially offset the loss of commission income and in recognition of the services performed by Mr. Clarke in the development and integration for United States operations of certain newly licensed brands, Agent Provocateur, Shanghai Tang and Oscar de la Renta, as well as the acquisition of the new license for the Abercrombie & Fitch and Hollister brands in December 2014, the Chief Executive Officer recommended and the compensation committee approved a $50,000 discretionary bonus for Mr. Clarke in 2014. For 2015, Mr. Clarke received commissions totaling $225,000, which again were low as the result of the continuation of the depressed Chinese market where Anna Sui sales are concentrated. However, in recognition of Mr. Clarke’s services in leading development of the newly licensed Abercrombie & Fitch and Hollister brands, Mr. Clarke received the same discretionary bonus of $50,000 to offset a portion of his loss of sales commissions.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €28,960, or approximately $30,500.

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

In December for each of the years during the period 2014 to 2016, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments. Also in December for each of the years 2014-2016, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer. Options to purchase 7,500 shares were granted to Mr. Clarke in 2014 and 2015, but no options were granted to Mr. Clarke in 2016 as he left the company at the end of the year. The Compensation Committee determined that the option grants for Messrs. Madar, Benacin and Greenberg, which have remained the same for years 2014-2016, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officers at the same level for 2016.

Upon recommendation of both Messrs. Madar and Benacin, in December 2016 and 2015, the compensation committee authorized the grants of options to purchase a total of 6,000 shares to Messrs. Santi and Garcia-Pelayo, which was the same amount as the aggregate amount granted in December 2014 and January 2015. The compensation committee believes that these grants were proper in view of their contribution to our company’s results in each of 2014, 2015 and 2016.

Interparfums SA Stock Compensation Plan. In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan, Mr. Benacin is estimated to receive 3,000 shares and Messrs. Santi and Garcia are estimated to receive 7,000 shares each.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the year ended December 31, 2016, $0.4 million of compensation cost has been recognized.

Stock Appreciation Rights. Our stock option plans authorize us to grant stock appreciation rights, or SARs. A SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. To date, we have not granted any SARs under our plans. While the compensation committee currently does not plan to grant any SARs under our plans, it may choose to do so in the future as part of a review of the executive compensation strategy.

Restricted Stock. We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy. Our French operating subsidiary, Interparfums, SA, however, has instituted the Interparfums SA Stock Compensation Plan in September 2016 as discussed above.

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of our company. For 2016, Mr. Benacin received an automobile allowance of €10,800, which is the same amount paid in since 2010. Also, Mr. Garcia- Pelayo, Director Export Sales of Interparfums SA, also receives an automobile allowance of €6,800 per year.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For 2016, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of €14,300 ($16,000) in their vale of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2016 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Jean Levy and

Patrick Choël

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2016	630,000	-0-	-0-	141,709	-0-	-0-	-0-	771,709
Chairman and	2015	630,000	-0-	-0-	112,408	-0-	-0-	-0-	742,408
Chief Executive Officer	2014	630,000	-0-	-0-	140,220	-0-	-0-	-0-	770,220

Russell Greenberg,	2016	600,000	50,000	-0-	186,456	-0-	-0-	-0-	836,456
Chief Financial Officer and	2015	570,000	50,000	-0-	147,905	-0-	-0-	-0-	767,905
Executive Vice President	2014	540,000	50,000	-0-	184,500	-0-	-0-	-0-	774,500

Philippe Benacin, President Inter	2016	714,722	77,462	84,232	141,706	-0-	15,824	11,951	1,045,897
Parfums, Inc., Chief Executive	2015	716,074	95,434	-0-	112,408	-0-	18,573	11,985	954,474
Officer of Interparfums SA	2014	799,833	114,217	-0-	140,220	-0-	18,461	13,343	1,086,074

Philippe Santi, Executive Vice	2016	339,948	320,914	196,754	44,749	-0-	15,824	-0-	918,189
President and Chief Financial	2015	332,910	310,716	-0-	42,271	17,276	18,573	-0-	721,746
Officer, Interparfums SA	2014	390,461	362,571	-0-	36,900	-0-	18,461	-0-	808,393

Frédéric Garcia-Pelayo,	2016	339,948	320,914	196,754	44,749	-0-	15,824	7,525	925,714
Executive Vice President and	2015	332,910	310,716	-0-	42,271	17,276	18,573	7,590	729,336
Chief Operating Officer Interparfums SA	2014	390,461	362,571	-0-	36,900	-0-	18,461	9,031	817,424

1 Amounts reflected under Option Awards represent the grant date fair values in 2016, 2015 and 2014 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 28,960 euro, or approximately $30,500.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2016, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	11,951	-0-	11,951

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	7,525	-0-	7,525

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Closing
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	12/30/16	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	32.825	32.75
Russell Greenberg	12/30/16	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	32.825	32.75
Philippe Benacin	12/30/16	-0-	-0-	-0-	-0-	-0-	-0-	-0-	19,000	32.825	32.75
Philippe Santi	12/30/16	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	32.825	32.75
Frédéric Garcia-Pelayo	12/30/16	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	32.825	32.75

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

Interparfums SA Stock Compensation Plan.

The following table sets certain information relating to each grant of an award made by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Russell Greenberg	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Benacin	9/6/16	-0-	-0-	-0-	NA	3,000	NA	-0-	-0-	-0-	$25.00
Philippe Santi	9/6/16	-0-	-0-	-0-	NA	7,000	NA	-0-	-0-	-0-	$25.00
Frédéric Garcia-Pelayo	9/6/16	-0-	-0-	-0-	NA	7,000	NA	-0-	-0-	-0-	$25.00

In September 2016, Interparfums SA approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan in September 2019, Mr. Benacin is estimated to receive 3,000 shares of Interparfums SA stock, and Messrs. Santi and Garcia are estimated to 7,000 shares each.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the year ended December 31, 2016, $0.4 million of compensation cost has been recognized.

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is 28,960 euro, or approximately $30,500.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	19,000	-0-	-0-	15.59	12/29/17
	15,200	3,800	-0-	19.325	12/30/18
	11,400	7,600	-0-	35.75	12/30/19
	7,600	11,400	-0-	27.795	12/30/20
	3,800	15,200	-0-	23.605	12/30/21
	-0-	19,000	-0-	32.825	12/29/22

Russell Greenberg	20,000	-0-	-0-	15.59	12/29/17
	20.000	5,000	-0-	19.325	12/30/18
	15,000	10,000	-0-	35.75	12/30/19
	10,000	15,000	-0-	27.795	12/30/20
	5,000	20,000	-0-	23.605	12/30/21
	-0-	25,000	-0-	32.825	12/29/22

Philippe Benacin	19,000	-0-	-0-	15.59	12/29/17
	15,200	3,800	-0-	19.325	12/30/18
	11,400	7,600	-0-	35.75	12/30/19
	7,600	11,400	-0-	27.795	12/30/20
	3,800	15,200	-0-	23.605	12/30/21
	-0-	19,000	-0-	32.825	12/29/22

Philippe Santi	600	-0-	-0-	15.590	12/29/17
	600	600	-0-	19.325	12/30/18
	800	800	-0-	22.195	1/30/19
	3,000	2,000	-0-	35.75	12/30/19
	2,000	3,000	-0-	27.795	12/30/20
	200	800	-0-	25.821	1/27/2021
	1,200	4,800	-0-	23.605	12/30/21
	-0-	6,000	-0-	32.825	12/29/22

Frédéric Garcia-Pelayo
	1,200	-0-	-0-	15.590	12/29/17
	1,200	600	-0-	19.325	12/30/18
	1,200	800	-0-	22.195	1/30/19
	3,000	2,000	-0-	35.75	12/30/19
	2,000	3,000	-0-	27.795	12/30/20
	200	800	-0-	25.821	1/27/2021
	1,200	4,800	-0-	23.605	12/30/21
	-0-	6,000	-0-	32.825	12/29/22

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(2)

Jean Madar	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Russell Greenberg	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Philippe Benacin	-0-	-0-	-0-	-0-	N/A	-0-	-0-	3,000	86,647

Philippe Santi	-0-	-0-	-0-	-0-	N/A	-0-	-0-	7,000	202,176

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-	N/A	-0-	-0-	7,000	202,176

[Footnotes from table above]

1 Estimated number of shares are to be issued only to the extent that the performance conditions have been met.

2 As of December 30, 2016, the market value was €27.40, which was the closing price of Interparfums SA as reported by Euronext, and the exchange rate was 1.0541 U.S. dollars to €1.

In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan in September 2019, Mr. Benacin is estimated to receive 3,000 shares of Interparfums SA stock, and Messrs. Santi and Garcia are estimated to 7,000 shares each.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the year ended December 31, 2016, $0.4 million of compensation cost has been recognized.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,000	667,850	-0-	-0-

Russell Greenberg	30,000	461,473	-0-	-0-

Philippe Benacin	19,000	667,850	-0-	-0-

Philippe Santi	3,000	32,646	-0-	-0-

Frédéric Garcia-Pelayo	600	8,684	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	13,530	181,165	-0-	-0-

Russell Greenberg	2,901	32,102	-0-	-0-

Philippe Benacin	13,530	153,467	-0-	-0-

Philippe Santi	1,320	14,914	-0-	-0-

Frédéric Garcia-Pelayo	1,320	14,914	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Pension Benefits

The following table sets forth certain information relating to payment of benefits in connection with retirement plans during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	234,000	15,800
Philippe Santi	Inter Parfums SA Pension Plan	NA	365,000	15,800
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	212,000	15,800

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

- a discount rate of 2.0%.

The normal retirement age is 65 years, but employees, including Messrs. Benacin, Santi and Garcia-Pelayo, can collect reduced benefits if they retire at age 62.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2017, Mr. Benacin presently receives an annual salary of €420,000 (approximately $465,000, and automobile expenses of €10,800 (approximately $12,000), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 and 2016, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2017.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2015 and 2016, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. This consulting agreement has been renewed at $250,000 for 2017.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	21,000	-0-	6,496	-0-	-0-	7,953	35,449
Jean Levy[2]	21,000	-0-	6,496	-0-	-0-	7,644	35,140
Robert Bensoussan[3]	12,500	-0-	6,496	-0-	-0-	10,785	29,781
Patrick Choël[4]	21,000	-0-	6,496	-0-	-0-	-0-	27,496
Michel Dyens[5]	15,000	-0-	6,496	-0-	-0-	-0-	21,496

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,000 shares of our common stock.
2.	As of the end of the last fiscal year, Mr. Levy held options to purchase an aggregate of 3,250 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan-Torres held options to purchase an aggregate of 4,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 3,250 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 3,000 shares of our common stock.

For 2016, all nonemployee directors received $5,000 for each board meeting at which they participate in person, and $2,500 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000.

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

On February 1, 2017, options to purchase 1,000 shares were granted to each of our outside directors, Francois Heilbronn, Jean Levy, Robert Bensoussan-Torres, Patrick Choël and Michel Dyens, all at the exercise price of $33.9474 per share under the 2004 plan. All of such options were granted at the fair market value and vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of March 10, 2017, we had 31,143,498 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,144,748	[2]	23.0%

Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,958,940	[3]	22.3%

Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	73,000	[4]	Less than 1%

Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	8,200	[5]	Less than 1%

Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	32,563	[6]	Less than 1%

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

2Consists of 55,407 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 57,000 shares.

3Consists of 55,876 shares held directly, 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 57,000 shares.

4Consists of 3,000 shares and options to purchase 70,000 shares.

5Consists of shares of common stock underlying options.

6Consists of 30,063 shares held directly and options to purchase 2,500 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Levy 17 rue Margueritte 75017 Paris, France	3,000	[7]	Less than 1%

Robert Bensoussan-Torres c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	11,000	[8]	Less than 1%

Patrick Choël 140 Rue de Grenelle 75007, Paris, France	2,250	[9]	Less than 1%

Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	1,250	[10]	Less than 1%

Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	10,200	[11]	Less than 1%

Blackrock, Inc. 55 East 52nd Street New York, NY 10055[12]	1,946,523		6.3%

The Vanguard Group[13] 100 Vanguard Blvd. Malvern, PA 19355	1,559,400		5.01%

All Directors and Officers (As a Group 10 Persons)	14,245,151	[14]	45.4%

7 Consists of 2,500 shares held directly and options to purchase 500 shares.

8 Consists of 8,500 shares held directly and options to purchase 2,500 shares.

9 Consists of 750 shares held directly and options to purchase 1,500 shares.

10 Consists of shares of common stock underlying options.

11 Consists of shares of common stock underlying options.

12 Information based upon Schedule 13G Amendment 1 of Blackrock, Inc. dated January 25, 2017 as filed with the Securities and Exchange Commission.

13 Information based upon Schedule 13G of The Vanguard Group, an investment advisor, dated February 9, 2017 as filed with the Securities and Exchange Commission.

14 Consists of 14,034,501 shares held directly or indirectly, and options to purchase 210,650 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	685,440	26.95	1,078,755
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our former Burberry license and our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2016, 2015 and 2014 fees for such services were $214,112, $198,500 and $138,438, respectively. In January 2012, Inter Parfums USA, LLC, a United States subsidiary, signed a five year license agreement with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry, and in 2017 this agreement was renewed for 5 years on the same terms. In 2014, Inter Parfums USA, LLC, a United States subsidiary, paid Interparfums Singapore Pte., Ltd., a subsidiary of Interparfums SA, approximately $79,000 as reimbursement for expenses for employees and use of their offices by Inter Parfums USA, LLC, including a reasonable allocation of overhead. In 2014, this arrangement was discontinued.

Option Exercise with Tender of Previously Owned Shares

The Chief Executive Officer and the President each exercised 19,000, 19,000 and 32,875 outstanding stock options of the Company’s common stock in 2016, 2015 and 2014, respectively. The aggregate exercise prices of $0.7 million in 2016, $0.5 million in 2015 and $0.6 million in 2014 were paid by them tendering to the Company in 2016, 2015 and 2014, an aggregate of 20,568, 18,764 and 19,656 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2016, 2015 and 2014 an additional 2,179, 1,299 and 3,112 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Consulting Agreements

In 2014, we enter into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. In 2016, 2015 and 2014, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations, in his capacity as President. This consulting agreement has been renewed at $250,000 for 2017.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. In 2016, 2015 and 2014, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. This consulting agreement has been renewed at $250,000 for 2017.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP (formerly WeiserMazars LLP), as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2016 and December 31, 2015.

Audit Fees

During 2016, the fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.0 million. During 2015, the fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.1 million.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2016 or 2015.

Tax Fees

Mazars USA LLP billed us $16,400 and $8,500 for tax services during 2016 and 2015, respectively.

All Other Fees

Mazars USA LLP did not bill us for any other services during 2016 or 2015.

Audit Committee Pre Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2016, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

•	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2016.

•	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ending December 31, 2016. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

•	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

•	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

•	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2017, the audit committee authorized the same non-audit services to be performed by Mazars USA LLP during 2016 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements annexed hereto

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2016	F-4

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2016	F-5

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2016	F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016	F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-30

(a)(3) Exhibits – The list of exhibits is contained in the Exhibit Index, which follows the signature page of this report.

Item 16. Form 10-K Summary

None.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inter Parfums, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter Parfums, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended December 31, 2016. In our opinion, Schedule II, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inter Parfums, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Mazars USA LLP

Mazars USA LLP

New York, New York

March 13, 2017

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands except share and per share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$161,828	$176,967
Short-term investments	94,202	82,847
Accounts receivable, net	104,819	95,082
Inventories	96,977	98,346
Receivables, other	7,433	2,422
Other current assets	6,240	5,811
Income taxes receivable	626	100
Deferred tax assets	8,090	7,182
Total current assets	480,215	468,757
Equipment and leasehold improvements, net	10,076	9,333
Trademarks, licenses and other intangible assets, net	183,868	201,335
Other assets	8,250	8,234
Total assets	$682,409	$687,659
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	21,498	22,163
Accounts payable - trade	49,507	50,636
Accrued expenses	62,609	46,890
Income taxes payable	3,331	7,359
Dividends payable	5,293	4,035
Total current liabilities	142,238	131,083
Long–term debt, less current portion	53,064	76,443
Deferred tax liability	3,449	3,746
Commitments and contingencies Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,138,318 and 31,037,915 shares at December 31, 2016 and 2015, respectively	31	31
Additional paid-in capital	63,103	62,030
Retained earnings	402,714	388,434
Accumulated other comprehensive loss	(57,982)	(48,091)
Treasury stock, at cost, 9,864,805 and 9,880,058 common shares at December 31, 2016 and 2015, respectively	(37,475)	(36,817)
Total Inter Parfums, Inc. shareholders’ equity	370,391	365,587
Noncontrolling interest	113,267	110,800
Total equity	483,658	476,387
Total liabilities and equity	$682,409	$687,659

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2016, 2015, and 2014

(In thousands except share and per share data)

	2016	2015	2014

Net sales	$521,072	$468,540	$499,261
Cost of sales	194,601	179,069	212,224
Gross margin	326,471	289,471	287,037
Selling, general, and administrative expenses	258,787	228,268	233,634
Gain on buyout of license	(4,652)	—	—
Impairment loss	5,658	—	—
Income from operations	66,678	61,203	53,403
Other expenses (income):
Interest expense	2,340	2,826	1,478
(Gain) loss on foreign currency	595	876	(902)
Interest and dividend income	(3,331)	(2,995)	(3,888)
	(396)	707	(3,312)

Income before income taxes	67,074	60,496	56,715
Income taxes	23,826	21,527	19,370
Net income	43,248	38,969	37,345
Less: Net income attributable to the noncontrolling interest	9,917	8,532	7,909
Net income attributable to Inter Parfums, Inc.	$33,331	$30,437	$29,436
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.07	$0.98	$0.95
Diluted	1.07	0.98	0.95
Weighted average number of shares outstanding:
Basic	31,072,328	30,996,137	30,931,308
Diluted	31,175,598	31,100,215	31,060,326

Dividends declared per share	$0.62	$0.52	$0.48

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2016, 2015, and 2014

(In thousands except share and per share data)

	2016	2015	2014

Net income	$43,248	$38,969	$37,345

Other comprehensive income (loss):
Net derivative instrument loss, net of tax	(22)	—	—
Translation adjustments, net of tax	(13,153)	(44,346)	(57,806)
	(13,175)	(44,346)	(57,806)
Comprehensive income (loss)	30,073	(5,377)	(20,461)

Comprehensive income (loss) attributable to noncontrolling interests:
Net income	9,917	8,532	7,909
Net derivative instrument loss, net of tax	(5)	—	—
Translation adjustments, net of tax	(3,279)	(12,078)	(16,123)
	6,633	(3,546)	(8,214)
Comprehensive income (loss) attributable to Inter Parfums Inc.:	$23,440	$(1,831)	$(12,247)

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2016, 2015, and 2014

(In thousands except share and per share data)

	2016	2015	2014

Common stock, beginning and end of year	$31	$31	$31

Additional paid-in capital, beginning of year	62,030	60,200	57,877
Shares issued upon exercise of stock options	2,160	1,234	1,981
Sale of subsidiary shares to noncontrolling interests	(173)	(192)	(335)
Purchase of subsidiary shares from noncontrolling interests	(1,753)	—	—
Stock-based compensation	839	788	677
Additional paid-in capital, end of year	63,103	62,030	60,200

Retained earnings, beginning of year	388,434	374,121	359,459
Net income	33,331	30,437	29,436
Dividends	(19,273)	(16,124)	(14,855)
Stock-based compensation	222	—	81
Retained earnings, end of year	402,714	388,434	374,121

Accumulated other comprehensive income (loss), beginning of year	(48,091)	(15,823)	25,860
Foreign currency translation adjustment, net of tax	(9,874)	(32,268)	(41,683)
Net derivative instrument gain, net of tax	(17)	—	—
Accumulated other comprehensive loss, end of year	(57,982)	(48,091)	(15,823)

Treasury stock, beginning of year	(36,817)	(36,464)	(36,016)
Shares issued upon exercise of stock options	142	140	219
Shares received as proceeds of option exercises	(800)	(493)	(667)
Treasury stock, end of year	(37,475)	(36,817)	(36,464)

Noncontrolling interest, beginning of year	110,800	116,659	128,145
Net income	9,917	8,532	7,909
Foreign currency translation adjustment, net of tax	(3,279)	(12,078)	(16,123)
Net derivative instrument gain, net of tax	(5)	—	—
Sale of subsidiary shares to noncontrolling interest	1,738	1,523	1,365
Purchase of subsidiary shares from noncontrolling interests	(1,188)	—	—
Dividends	(4,863)	(3,836)	(4,667)
Stock-based compensation	147	—	30
Noncontrolling interest, end of year	113,267	110,800	116,659

Total equity	$483,658	$476,387	$498,724

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$43,248	$38,969	$37,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	15,341	9,078	10,166
Provision for doubtful accounts	349	442	412
Noncash stock compensation	1,198	787	856
Gain on sale of license	(4,652)	__	__
Excess tax benefits from stock-based compensation arrangements	__	(260)	(670)
Deferred tax expense (benefit)	(1,374)	829	(557)
Change in fair value of derivatives	682	903	355
Changes in:
Accounts receivable	(13,156)	(12,573)	(19,607)
Inventories	(909)	(4,354)	4,344
Other assets	(297)	(1,622)	425
Accounts payable and accrued expenses	18,690	12,973	(4,996)
Income taxes, net	(4,556)	4,912	8,540
Net cash provided by operating activities	54, 564	50,084	36,613
Cash flows from investing activities:
Purchases of short-term investments	(57,289)	(62,415)	(245,810)
Proceeds from sale of short-term investments	42,604	151,771	212,762
Purchase of equipment and leasehold improvements	(4,777)	(4,158)	(3,302)
Payment for intangible assets acquired	(965)	(119,788)	(922)
Net cash used in investing activities	(20,427)	(34,590)	(37,272)
Cash flows from financing activities:
Repayment of loans payable – banks	__	__	(5,765)
Proceeds from issuance of long-term debt	__	110,970	__
Repayment of long-term debt	(21,884)	(11,761)	__
Purchase of treasury stock	(77)	(32)	(90)
Proceeds from exercise of options	1,579	653	953
Excess tax benefits from stock-based compensation arrangements	__	260	670
Proceeds from sale of stock of subsidiary	1,565	1,327	1,030
Dividends paid	(18,015)	(15,806)	(14,841)
Dividends paid to noncontrolling interests	(4,863)	(3,836)	(4,667)
Purchase of subsidiary shares from noncontrolling interests	(2,941)	__	__
Net cash provided by (used in) financing activities	(44,636)	81,775	(22,710)
Effect of exchange rate changes on cash	(4,640)	(10,440)	(12,143)
Net increase (decrease) in cash and cash equivalents	(15,139)	86,829	(35,512)
Cash and cash equivalents – beginning of year	176,967	90,138	125,650
Cash and cash equivalents – end of year	$161,828	$176,967	$90,138
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,239	$2,400	$1,508
Income taxes	28,124	19,668	104,430

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business and manufacture and distribute a wide array of fragrances and fragrance related products.

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

	Year Ended December 31,
	2016	2015	2014
Montblanc	23%	21%	22%
Jimmy Choo	17%	20%	16%
Lanvin	12%	15%	18%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 73% owned Interparfums SA, a subsidiary whose stock is publicly traded in France. In 2015, Interparfums SA formed a subsidiary in Spain, Parfums Rochas. The subsidiary is 51% owned by Interparfums SA with the remaining 49% owned by its Rochas distributor for Spain. Parfums Rochas is responsible for Rochas brand distribution in the territory. All material intercompany balances and transactions have been eliminated.

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

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible, which aggregated $5.3 million and $5.9 million as of December 31, 2016 and 2015, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and is stated at the lower of cost and net realizable value, with cost being determined on the first-in, first-out method. Cost components include raw materials, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

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

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.2%. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $5.1 million, $4.7 million and $5.2 million in 2016, 2015 and 2014, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2016, 2015 or 2014.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $99.0 million, $83.8 million and $86.7 million for 2016, 2015 and 2014, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $30.0 million, $25.4 million and $24.4 million in 2016, 2015 and 2014, respectively. Accrued expenses include approximately $27.2 million and $15.2 million in advertising liabilities as of December 31, 2016 and 2015, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, range from approximately 1 to 15 years.  Under each license, the Company is required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

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

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt ASU 2016-09 in the fourth quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Prior periods were not adjusted.

Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in capital when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption is on a prospective basis. The adoption resulted in the recognition of excess tax benefits of $0.4 million in our provision for income taxes rather than in additional paid-in capital for the year ending December 31, 2016. As permitted by ASU 2016-09, the Company has elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur.

Excess tax benefits are required to be prospectively excluded from assumed future proceeds in the calculation of diluted shares under the adoption of ASU 2016-09. As a result of the adoption, the Company’s diluted weighted average number of common shares outstanding increased from 31,161,083 to 31,175,598.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

The adoption resulted in an increase in basic and diluted earnings per share attributable to Inter Parfums Inc. (“EPS”) as follows:

Year Ended
December 31, 2016
Basic EPS prior to adoption of ASU 2016-09	$1.06
Basic EPS upon adoption of ASU 2016-09	$1.07

Diluted EPS prior to adoption of ASU 2016-09	$1.06
Diluted EPS upon adoption of ASU 2016-09	$1.07

In addition, under ASU 2016-09, excess tax benefits from stock-based compensation arrangements are classified in cash flows from operations, rather than inflow within financing activities and outflow within operating activities. The Company has applied the cash flow classification guidance prospectively.

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

In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We have evaluated the standard and determined that there is no material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU which superseded the then most current revenue recognition requirements. This new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. We have evaluated the standard and determined that there will be no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(2)	Buyout of License

In December 2016, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating €5.4 million (approximately $5.7 million). As a result of the buyout, the Company recognized a gain of $4.7 million and expects to receive the buyout payment by April 30, 2017. The Company has a three month inventory sell-off period ending March 31, 2017 and Balmain has also agreed to purchase all remaining inventory and tangible assets.

(3)	Recent Agreements

S.T. Dupont

In September 2016, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, extended its license agreement with S.T. Dupont by three years. The original agreement, signed in July 1997, together with previous extensions, provided Interparfums SA with the exclusive worldwide license rights to create, produce and distribute fragrances and related products under the S.T. Dupont brand through December 31, 2016. The recent extension is effective on January 1, 2017 and extends the partnership through December 31, 2019 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments, as are customary in our industry.

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

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

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

Coach

In April 2015, the Company, through its majority owned Paris-based subsidiary, Interparfums SA, entered into an 11-year exclusive worldwide license with Coach, Inc. to create, produce and distribute fragrances and fragrance related products under the Coach brand name. In 2016, Interparfums SA began distributing these fragrances to department stores, specialty stores and duty free shops, as well as in Coach retail stores. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

Abercrombie & Fitch and Hollister

In December 2014, the Company entered into a 7-year exclusive worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch and Hollister brand names. In 2016, the Company began to distribute these fragrances internationally in specialty stores, department stores and duty free shops, and in the U.S., in duty free shops and in Abercrombie & Fitch and Hollister retail stores. The agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

(4)	Inventories

	December 31,
	2016	2015
Raw materials and component parts	$36,821	$30,569
Finished goods	60,156	67,777
	$96,977	$98,346

Overhead included in inventory aggregated $3.1 million and $3.7 million as of December 31, 2016 and 2015, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $5.4 million and $6.6 million as of December 31, 2016 and 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$94,202	$—	$94,202	$—

Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$181	$—	$181	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	418	—	418	—
Interest rate swap	908	—	908	—
	$1,507	$—	$1,507	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$82,847	$—	$82,847	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	123	—	123	—

	$82,970	$—	$82,970	$—
Liabilities:
Interest rate swaps	$1,026	$—	$1,026	$—

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

December 31, 2016, 2015 and 2014

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2016. For the years ended December 31, 2016 and 2015, interest expense includes a gain (loss) of $0.1 million and ($1.0) million, respectively, relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2016, resulted in a liability and is included in accrued expenses on the accompanying balance sheet and at December 31, 2015, such valuation resulted in an asset and is included in other current assets on the accompanying balance sheet.

At December 31, 2016, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $69.8 million, GB £1.8 million and JPY ¥50.0 million, which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(7)	Equipment and Leasehold Improvements

	December 31,
	2016	2015
Equipment	$31,325	$27,757
Leasehold improvements	1,635	1,631
	32,960	29,388
Less accumulated depreciation and amortization	22,884	20,055
	$10,076	$9,333

Depreciation and amortization expense was $3.7 million in 2016 and $3.3 million in both 2015 and 2014.

(8)	Trademarks, Licenses and Other Intangible Assets

2016	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$115,793	$—	$115,793
Trademarks (finite lives)	40,794	63	40,731
Licenses (finite lives)	62,102	37,206	24,896
Other intangible assets (finite lives)	12,861	10,413	2,448
Subtotal	115,757	47,682	68,075
Total	$231,550	$47,682	$183,868

2015	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$119,459	$—	$119,459
Trademarks (finite lives)	42,046	61	41,985
Licenses (finite lives)	66,082	28,994	37,088
Other intangible assets (finite lives)	12,366	9,563	2,803
Subtotal	120,494	38,618	81,876
Total	$239,953	$38,618	$201,335

Amortization expense was $5.9 million, $5.8 million and $6.6 million in 2016, 2015 and 2014, respectively. Amortization expense is expected to approximate $5.7 million in 2017 and 2018, and $4.6 million in 2019, 2020 and 2021. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14 years and 2 years, respectively, and 14 years in the aggregate.

There were no impairment charges for trademarks with indefinite useful lives in 2016, 2015 and 2014. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.2%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions the Company has made in projecting future cash flows for the evaluations described above are reasonable and currently no impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

The cost of trademarks, licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life which range from three to twenty years. If the residual value of a finite life intangible asset exceeds its carrying value, then the asset is not amortized. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of our Karl Lagerfeld brand have not met with our original expectations. During the fourth quarter of 2016, the Company decided that it will most likely exercise its rights for an early termination of the Karl Lagerfeld license in 2024, rather than continue the license through its original expiration in 2032. As a result of the shortened expected life of the license, the Company recorded an impairment loss of $5.7 million as of December 31, 2016.

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $74 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the prime rate minus 0.5% (the prime rate was 3.75% as of December 31, 2016). The line of credit which has a maturity date of December 18, 2017 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2016 and 2015.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $26 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.08% at December 31, 2016). Outstanding amounts were zero as of December 31, 2016 and 2015.

The weighted average interest rate on short-term borrowings was zero as of December 31, 2016 and 2015.

(10)	Long-term Debt

In June 2015, the Company financed its Rochas brand acquisition with a $111 million, 5-year term loan payable in equal quarterly installments plus interest. This term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income. Maturities of long-term debt subsequent to December 31, 2016 are approximately $21 million per year through 2019 and, $11 million in 2020.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(11)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2023. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $10.7 million, $9.9 million and $10.1 million in 2016, 2015 and 2014, respectively. Minimum future annual rental payments are as follows:

2017	$5,390
2018	5,028
2019	4,568
2020	3,689
2021	3,008
Thereafter	5,952
$27,635

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2032. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2017	$113,633
2018	111,489
2019	114,897
2020	116,188
2021	118,169
Thereafter	332,830
$907,206

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2016, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $37.8 million, $33.8 million and $35.6 million, in 2016, 2015 and 2014, respectively, and represented 7.3%, 7.2% and 7.1% of net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(12)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested in 2016 and 2015 aggregated $0.9 million and $0.8 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	414,850	$6.86
Nonvested options granted	149,850	$7.43
Nonvested options vested or forfeited	(162,360)	$6.69
Nonvested options – end of year	402,340	$7.14

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2016	2015	2014
Income before income taxes	$1,200	$800	$900
Net income attributable to Inter Parfums, Inc.	700	500	500
Diluted earnings per share attributable to Inter Parfums, Inc.	0.02	0.01	0.01

The following table summarizes stock option activity and related information for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	709,300	$24.34	639,495	$23.19	643,595	$19.58
Options granted	149,850	32.61	158,300	23.79	139,250	27.93
Options exercised	(123,150)	18.69	(80,685)	13.82	(136,640)	11.19
Options forfeited	(50,560)	27.18	(7,810)	27.77	(6,710)	19.37
Shares under option - end of year	685,440	26.95	709,300	24.34	639,495	23.19

At December 31, 2016, options for 1,078,755 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $4.3 million as of December 31, 2016 and unrecognized compensation cost related to stock options outstanding aggregated $2.8 million, which will be recognized over the next five years.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

The weighted average fair values of options granted by Inter Parfums, Inc. during 2016, 2015 and 2014 were $7.43, $5.99 and $7.42 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2016	2015	2014
Weighted-average expected stock-price volatility	29%	33%	34%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	2.0%	1.7%	1.7%
Weighted-average dividend yield	2.1%	2.1%	1.8%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2016	2015	2014
Proceeds from stock options exercised, excluding cashless exercise of $0.7 million, $0.5 million and $0.6 million in 2016, 2015 and 2014, respectively	$1,579	$653	$953
Tax benefits	$400	$260	$670
Intrinsic value of stock options exercised	$1,860	$1,137	$2,733

The following table summarizes additional stock option information as of December 31, 2016:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$15.59	70,050	0.99 years	70,050
$17.07	250	0.08 years	250
$19.33	87,310	2.00 years	66,530
$21.76	2,750	1.08 years	1,750
$22.20	2,800	2.08 years	1,200
$23.61	127,850	5.00 years	25,570
$25.29 - $28.82	14,000	3.79 years	3,000
$26.40	5,000	4.08 years	—
$27.80	114,880	4.00 years	45,880
$29.36	2,000	2.68 years	1,000
$32.12 - $32.83	148,350	5.91 years	1,750
$35.75	110,200	3.00 years	66,120
Totals	685,440	3.85 years	283,100

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

As of December 31, 2016, the weighted average exercise price of options exercisable was $24.20 and the weighted average remaining contractual life of options exercisable is 2.59 years. The aggregate intrinsic value of options exercisable at December 31, 2016 is $2.6 million.

The Chief Executive Officer and the President each exercised 19,000, 19,000 and 32,875 outstanding stock options of the Company’s common stock in 2016, 2015 and 2014, respectively. The aggregate exercise prices of $0.7 million in 2016, $0.5 million in 2015 and $0.6 million in 2014 were paid by them tendering to the Company in 2016, 2015 and 2014, an aggregate of 20,658, 18,764 and 19,656 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2016, 2015 and 2014 an additional 2,179, 1,299 and 3,112 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. In 2016, $0.4 million of compensation cost has been recognized.

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2016, a total of 108,348 shares have been acquired in the open market at an aggregate cost of $2.9 million, and such amount has been classified as an equity transaction on the accompanying balance sheet.

Dividends

In October 2016, the Board of Directors of the Company authorized a 13% increase in the annual dividend to $0.68 per share. The quarterly dividend aggregating approximately $5.3 million ($0.17 per share) declared in December 2016 was paid in January 2017. The next quarterly dividend of $0.17 per share will be paid on April 14, 2017 to shareholders of record on March 31, 2017.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

	2016	2015	2014

Numerator for diluted earnings per share	$33,331	$30,437	$29,436
Denominator:
Weighted average shares	31,072,328	30,996,137	30,931,308
Effect of dilutive securities: Stock options	103,270	104,078	129,018

Denominator for diluted earnings per share	31,175,598	31,100,215	31,060,326

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.07	$0.98	$0.95
Diluted	1.07	0.98	0.95

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 267,000, 272,000, and 130,000 shares of common stock for 2016, 2015, and 2014, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2016	2015	2014
Net sales:
United States	$117,256	$105,851	$105,270
Europe	404,198	362,911	394,164
Eliminations of intercompany sales	(382)	(222)	(173)
	$521,072	$468,540	$499,261
Net income attributable to Inter Parfums, Inc.:
United States	$8,285	$7,640	$8,069
Europe	25,120	22,797	21,367
Eliminations	(74)	—	—
	$33,331	$30,437	$29,436
Depreciation and amortization expense including impairment loss:
United States	$1,816	$1,583	$1,554
Europe	13,525	7,495	8,612
	$15,341	$9,078	$10,166
Interest and dividend income:
United States	$22	$18	$3
Europe	3,309	2,977	3,885
	$3,331	$2,995	$3,888
Interest expense:
United States	$—	$2	$73
Europe	2,340	2,824	1,405
	$2,340	$2,826	$1,478
Income tax expense:
United States	$4,278	$3,923	$4,643
Europe	19,596	17,604	14,727
Eliminations	(48)	—	—
	$23,826	$21,527	$19,370

	December 31,
	2016	2015	2014
Total assets:
United States	$89,930	$80,761	$78,740
Europe	602,077	616,199	535,049
Eliminations of investment in subsidiary	(9,598)	(9,301)	(9,283)
	$682,409	$687,659	$604,506
Additions to long-lived assets:
United States	$930	$1,283	$1,165
Europe	4,812	122,663	3,059
	$5,742	$123,946	$4,224
Total long-lived assets:
United States	$12,247	$13,133	$13,433
Europe	181,697	197,535	94,285
	$193,944	$210,668	$107,718
Deferred tax assets:
United States	$194	$365	$396
Europe	7,848	6,817	6,452
Eliminations	48	-	-
	$8,090	$7,182	$6,848

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

United States export sales were approximately $77.5 million, $66.3 million and $61.0 million in 2016, 2015 and 2014, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2016	2015	2014
North America	$149,600	$125,700	$125,900
Europe	192,800	170,600	177,900
Central and South America	43,900	41,100	57,700
Middle East	42,200	41,900	40,300
Asia	81,600	78,200	85,600
Other	11,000	11,000	11,900

	$521,100	$468,500	$499,300

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2016	2015	2014
United States	$144,000	$122,000	$119,000
United Kingdom	$31,000	$32,000	$37,000
France	$43,000	$34,000	$50,000

(15)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no uncertain tax position at December 31, 2016.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2016	2015	2014
U.S. operations	$12,441	$11,564	$12,712
Foreign operations	54,633	48,932	44,003

	$67,074	$60,496	$56,715

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$3,792	$3,660	$4,374
State and local	309	220	323
Foreign	21,099	16,806	15,229
	25,200	20,686	19,926
Deferred:
Federal	113	30	(84)
State and local	9	1	30
Foreign	(1,496)	810	(502)
	(1,374)	841	(556)
Total income tax expense	$23,826	$21,527	$19,370

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2016	2015
Net deferred tax assets:
Foreign net operating loss carry-forwards	$821	$296
Inventory and accounts receivable	1,875	2,321
Profit sharing	3,187	2,442
Stock option compensation	864	717
Effect of inventory profit elimination	2,888	2,170
Other	(724)	(468)
Total gross deferred tax assets, net	8,911	7,478
Valuation allowance	(821)	(296)
Net deferred tax assets	8,090	7,182
Deferred tax liabilities (long-term):
Trademarks and licenses	(3,449)	(3,746)
Other	—	—
Total deferred tax liabilities	(3,449)	(3,746)
Net deferred tax assets	$4,641	$3,436

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, the Company’s majority owned Paris-based subsidiary, and in August 2015 issued a $6.9 million tax adjustment. It is the Company’s position that the French Tax Authorities are incorrect in their assessments and the Company believes that it has strong arguments to support its tax positions. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Interparfums Singapore Pte. and Interparfums (Suisse) SARL are wholly-owned subsidiaries of Interparfums SA. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement requires Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which for 2012, is subject to formal documentation with the French Tax Authorities, was accrued as of March 31, 2016. In July 2016, Interparfums SA paid $1.1 million to the French Tax Authorities relating to tax years 2013 and 2014.

The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

The Company has not provided for U.S. deferred income taxes on $365 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2016 since the Company intends to reinvest most of these earnings in its foreign operations indefinitely and the Company believes it has sufficient foreign tax credits available to offset any potential tax on amounts that have been and are planned to be repatriated.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2016	2015	2014
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.3	0.2	0.1
Effect of foreign taxes greater than
U.S. statutory rates	1.5	1.6	0.4
Other	(0.3)	(0.2)	(0.3)
Effective rates	35.5%	35.6%	34.2%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands except share and per share data)

(16)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2016	2015	2014

Net derivative instruments, beginning of year	$—	$—	$—
Net derivative instrument loss, net of tax	(17)	—	—
Net derivative instruments, end of year	(17)	—	—

Cumulative translation adjustments, beginning of year	(48,091)	(15,823)	25,860
Translation adjustments	(9,874)	(32,268)	(41,683)
Cumulative translation adjustments, end of year	(57,965)	(48,091)	(15,823)

Accumulated other comprehensive loss	$(57,982)	$(48,091)	$(15,823)

(17)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2016	2015	2014

Net income attributable to Inter Parfums, Inc.	$33,331	$30,437	$29,436
Decrease in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	(1,926)	(192)	(335)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$31,405	$30,245	$29,101

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2016	$1,823	349	(68	)(d)	93	(a)	2,011
Year ended December 31, 2015	$1,609	442	(164	)(d)	64	(a)	1,823
Year ended December 31, 2014	$2,533	412	(233	)(d)	1,103	(a)	1,609

Sales return accrual:
Year ended December 31, 2016	$4,047	3,789	-		4,504	(b)	3,332
Year ended December 31, 2015	$5,309	3,490	-		4,752	(b)	4,047
Year ended December 31, 2014	$3,843	5,258	-		3,792	(b)	5,309

Inventory reserve:
Year ended December 31, 2016	$6,641	5,234	(135	)(d)	6,424	(c)	5,316
Year ended December 31, 2015	$5,970	5,563	(499	)(d)	4,393	(c)	6,641
Year ended December 31, 2014	$6,791	5,077	(644	)(d)	5,254	(c)	5,970

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 13, 2017
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting	March 13, 2017
Russell Greenberg	Officer and Director

/s/ Philippe Benacin	Director	March 10, 2017
Philippe Benacin

/s/ Philippe Santi	Director	March 9, 2017
Philippe Santi

/s/ François Heilbronn	Director	March 10, 2017
François Heilbronn

/s/ Jean Levy	Director	March 10, 2017
Jean Levy

/s/ Robert Bensoussan-Torres	Director	March 10, 2017
Robert Bensoussan-Torres

	Director	March __, 2017
Patrick Choël

/s/ Michel Dyens	Director	March 10, 2017
Michel Dyens

Exhibit Index

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

Exhibit No.	Description

4.26	Addendum [France] to 2004 Stock Option Plan

10.130	Agreement for Technical Assistance between Jeanne Lanvin, S.A. and Interparfums SA dated 30 July 2007 - French Original (Certain confidential information in this Exhibit 10.130 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.130.1	Agreement for Technical Assistance between Jeanne Lanvin, S.A. and Interparfums SA dated 30 July 2007 - English Translation (Certain confidential information in this Exhibit 10.130.1 was omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment by Inter Parfums, Inc.).

10.131	Coexistence Agreement between Jeanne Lanvin, S.A. and Interparfums SA dated 30 July 2007- French Original

10.131.1	Coexistence Agreement between Jeanne Lanvin, S.A. and Interparfums SA dated 30 July 2007- English Translation

10.151	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2012 with Schedule of Option Holders and Options Granted

10.152	Form of Option Agreement for Options Granted to Executive Officers on January 31, 2013 with Schedule of Option Holders and Options Granted

10.153	Seventh Modification of Lease dated February 7, 2013 for 15th Floor at 551 Fifth Avenue, New York, NY

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016:

3.8	Articles of Association of Parfums Rochas Spain, Limited Liability Company (Spanish with English translation)

The following document heretofore filed with the Commission is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016:

4.33	2016 Stock Option Plan

The following documents heretofore filed with the Commission more than five (5) years ago are hereby filed again as exhibits to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2016:

(As initially filed with the Commission with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011):

Exhibit No.	Description	Page No.

3.6	Organizational Document of Inter Parfums (Suisse) Sarl (French original)	143

3.6.1	Organizational Document of Inter Parfums (Suisse) Sarl (English translation)	145

4.32	Form of Option Agreement for Options Granted to Executive Officers on December 30, 2011 with Schedule of Option Holders and Options Granted	147

94

The following documents are filed with this report:

Exhibit No.	Description	Page No.

3.2	Amended and Restated By-laws (correction to name only)	130

10.165	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2016 with Schedule of Option Holders and Options Granted	150

21	List of Subsidiaries	153

23	Consent of Mazars USA LLP	154

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	155

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	156

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	157

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	158

101	Interactive data files

95