Form 10-Q
period 2017-03-31
INTER PARFUMS INC
filed 2017-05-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At May 5, 2017, there were 31,168,288 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$109,829	$161,828
Short-term investments	115,674	94,202
Accounts receivable, net	139,877	104,819
Inventories	111,319	96,977
Receivables, other	8,233	7,433
Other current assets	7,289	6,240
Income taxes receivable	360	626
Total current assets	492,581	472,125
Equipment and leasehold improvements, net	9,771	10,076
Trademarks, licenses and other intangible assets, net	184,991	183,868
Deferred tax assets	8,768	8,090
Other assets	7,994	8,250
	$704,105	$682,409
Total assets

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$21,833	$21,498
Accounts payable – trade	60,182	49,507
Accrued expenses	53,057	62,609
Income taxes payable	8,015	3,331
Dividends payable	5,299	5,293
Total current liabilities	148,386	142,238

Long term debt, less current portion	48,338	53,064

Deferred tax liability	3,656	3,449

Equity:
Inter Parfums, Inc. shareholders’ equity: Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,168,108 and 31,138,318 shares at March 31, 2017 and December 31, 2016, respectively	31	31
Additional paid-in capital	63,879	63,103
Retained earnings	410,957	402,714
Accumulated other comprehensive loss	(53,413)	(57,982)
Treasury stock, at cost, 9,864,805 shares at March 31, 2017 and December 31, 2016	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	383,979	370,391
Noncontrolling interest	119,746	113,267
Total equity	503,725	483,658
Total liabilities and equity	$704,105	$682,409

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016

Net sales	$143,058	$111,522

Cost of sales	52,988	40,205

Gross margin	90,070	71,317

Selling, general and administrative expenses	63,899	53,786

Income from operations	26,171	17,531

Other expenses (income):
Interest expense	271	973
Loss on foreign currency	156	714
Interest and dividend income	(1,272)	(1,354)

	(845)	333

Income before income taxes	27,016	17,198

Income taxes	8,849	7,750

Net income	18,167	9,448

Less: Net income attributable to the noncontrolling interest	4,794	2,114

Net income attributable to Inter Parfums, Inc.	$13,373	$7,334

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.43	$0.24
Diluted	$0.43	$0.24

Weighted average number of shares outstanding:
Basic	31,145	31,039
Diluted	31,254	31,115

Dividends declared per share	$0.17	$0.15

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Comprehensive income:

Net income	$18,167	$9,448

Other comprehensive income:

Net derivative instrument loss, net of tax	342	—

Transfer from other comprehensive income into earnings	22	—

Translation adjustments, net of tax	5,769	18,892

Comprehensive income	24,300	28,340

Comprehensive income attributable to the noncontrolling interests:

Net income	4,794	2,114

Other comprehensive income:

Net derivative instrument loss, net of tax	96	—

Transfer from other comprehensive income into earnings	5	—

Translation adjustments, net of tax	1,463	5,249

Comprehensive income attributable to the noncontrolling interests	6,358	7,363

Comprehensive income attributable to Inter Parfums, Inc.	$17,942	$20,977

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	63,103	62,030
Shares issued upon exercise of stock options	542	132
Stock-based compensation	234	212
Sale of subsidiary shares to noncontrolling interest	—	(13)
Additional paid-in capital, end of period	63,879	62,361

Retained earnings, beginning of period	402,714	388,434
Net income	13,373	7,334
Dividends	(5,299)	(4,656)
Stock based compensation	169	—
Retained earnings, end of period	410,957	391,112

Accumulated other comprehensive loss, beginning of period	(57,982)	(48,091)
Foreign currency translation adjustment, net of tax	4,306	13,643
Transfer from other comprehensive income into earnings	17	—
Net derivative instrument gain, net of tax	246	—
Accumulated other comprehensive loss, end of period	(53,413)	(34,448)

Treasury stock, beginning and end of period	(37,475)	(36,817)

Noncontrolling interest, beginning of period	113,267	110,800
Net income	4,794	2,114
Foreign currency translation adjustment, net of tax	1,463	5,249
Transfer from other comprehensive income into earnings	5	—
Net derivative instrument loss, net of tax	96	—
Stock based compensation	121	—
Sale of subsidiary shares to noncontrolling interest	—	156
Noncontrolling interest, end of period	119,746	118,319

Total equity	$503,725	$500,558

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$18,167	$9,448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,619	2,338
Provision for doubtful accounts	225	15
Noncash stock compensation	507	212
Deferred tax benefit	(406)	(674)
Change in fair value of derivatives	(285)	(87)
Changes in:
Accounts receivable	(33,983)	(8,694)
Inventories	(13,274)	(10,763)
Other assets	(743)	340
Accounts payable and accrued expenses	(563)	(9,109)
Income taxes, net	4,733	4,581

Net cash used in operating activities	(23,003)	(12,393)

Cash flows from investing activities:
Purchases of short-term investments	(24,310)	(14,336)
Proceeds from sale of short-term investments	4,259	5,510
Purchases of equipment and leasehold improvements	(729)	(1,422)
Payment for intangible assets acquired	(129)	(111)

Net cash used in investing activities	(20,909)	(10,359)

Cash flows from financing activities:
Repayment of long-term debt	(5,250)	(5,479)
Proceeds from exercise of options	542	132
Proceeds from sale of stock of subsidiary	—	143
Dividends paid	(5,293)	(4,035)

Net cash used in financing activities	(10,001)	(9,239)

Effect of exchange rate changes on cash	1,914	6,486

Net decrease in cash and cash equivalents	(51,999)	(25,505)

Cash and cash equivalents - beginning of period	161,828	176,967

Cash and cash equivalents - end of period	$109,829	$151,462

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$492	$560
Income taxes	4,576	3,782

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2016. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in capital when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption is on a prospective basis. Additionally, as permitted by ASU 2016-09, the Company has elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur.

Excess tax benefits are required to be prospectively excluded from assumed future proceeds in the calculation of diluted shares under the adoption of ASU 2016-09. As a result of the adoption, the Company’s diluted weighted average number of common shares outstanding as of March 31, 2016 increased from 31,104,495 to 31,114,894.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2015, the FASB issued an ASU that requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. The Company has adopted the standard retrospectively, which resulted in reclassifications among accounts on the consolidated balance sheet, but had no other impacts on our results of operations, financial condition or cash flows. The effect of the adoption on prior periods was a reclassification from current assets to noncurrent assets of approximately $8 million.

In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory changed from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods beginning after December 15, 2016. As of January 1, 2017, we adopted the provisions of this ASU and there was no material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU which superseded the then most current revenue recognition requirements. This new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosure requirements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. We have evaluated the standard and determined that there will be no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Inventories:

Inventories consist of the following:

(In thousands)

	March 31, 2017	December 31, 2016
Raw materials and component parts	$38,630	$36,821
Finished goods	72,689	60,156

	$111,319	$96,977

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at March 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$115,674	$—	$115,674	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	6		6
Foreign currency forward exchange contracts accounted for using hedge accounting	493	—	493	—

	$116,173	$—	$116,173	$—
Liabilities:
Interest rate swap	$743	$—	$743	$—

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$94,202	$—	$94,202	$—

Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$181	$—	$181	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	418	—	418	—
Interest rate swap	908	—	908	—
	$1,507	$—	$1,507	$—

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Derivative Financial Instruments:

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

In connection with the Rochas brand acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both three month periods ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, interest expense includes a gain (loss) of $0.2 million and ($0.3) million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2017, resulted in an asset and is included in other current assets on the accompanying balance sheet.

At March 31, 2017, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $68.4 million, GB £1.2 million and JPY ¥150.0 million which all have maturities of less than one year.

6.	Accrued Expenses:

Accrued expenses include approximately $14.8 million and $27.2 million in advertising liabilities as of March 31, 2017 and December 31, 2016, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during both the three months ended March 31, 2017 and 2016 aggregated $0.05 million. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	401,440	$7.14
Nonvested options granted	5,000	$7.67
Nonvested options vested or forfeited	(11,825)	$6.90
Nonvested options – end of period	394,615	$7.15

Share-based payment expense decreased income before income taxes by $0.51 million and $0.21 million for the three months ended March 31, 2017 and 2016, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.32 million and $0.13 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes stock option information as of March 31, 2017:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2017	684,540	$26.94
Options granted	5,000	33.95
Options forfeited	(5,500)	29.89
Options exercised	(29,790)	18.18

Outstanding at March 31, 2017	654,250	$27.37

Options exercisable	259,635	$24.91
Options available for future grants	1,080,155

As of March 31, 2017, the weighted average remaining contractual life of options outstanding is 3.70 years (2.46 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $6.0 million and $3.0 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.6 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2017 and March 31, 2016 were as follows:

(In thousands)	March 31, 2017	March 31, 2016

Cash proceeds from stock options exercised	$542	$132
Tax benefits	135	—
Intrinsic value of stock options exercised	549	80

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2017 and 2016 were $7.67 and $6.50 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2017 and 2016 are set forth in the following table:

	March 31, 2017	March 31, 2016

Weighted average expected stock-price volatility	29%	33%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.0%	1.42%
Weighted average dividend yield	2.1%	2.2%

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

In September 2016, Interparfums SA, our 73% owned subsidiary in Paris, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the three months ended March 31, 2017, $0.3 million of compensation cost has been recognized in connection with this plan.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2016, 108,348 shares have been acquired in the open market at an aggregate cost of $2.9 million, and such amount has been classified as an equity transaction on the accompanying balance sheet. No additional shares were purchased during the three months ended March 31, 2017.

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

	Three months ended
(In thousands, except per share data)	March 31,
	2017	2016
Numerator:
Net income attributable to Inter Parfums, Inc.	$13,373	$7,334
Denominator:
Weighted average shares	31,145	31,039
Effect of dilutive securities:
Stock options	109	76
Denominator for diluted earnings per share	31,254	31,115

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.43	$0.24
Diluted	0.43	0.24

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.26 million and 0.42 million shares of common stock for the three months ended March 31, 2017 and 2016, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Three months ended March 31,
	2017	2016
Net sales:
United States	$23,689	$19,385
Europe	119,727	92,156
Eliminations	(358)	(19)
	$143,058	$111,522

Net income attributable to Inter Parfums, Inc.:
United States	$872	$397
Europe	12,501	6,937
	$13,373	$7,334

	March 31,	March 31,
	2017	2016
Total Assets:
United States	$86,007	$80,120
Europe	627,651	641,186
Eliminations of investment in subsidiary	(9,553)	(9,229)
	$704,105	$712,077

10.	Other Matters

Buyout of License:

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating $5.7 million. As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016, and received the buyout payment in May 2017. As of March 31, 2017, the three month inventory sell-off period concluded and Balmain purchased all remaining inventory aggregating $1.4 million.

Settlement with French Tax Authorities:

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which was recently finalized by the French Tax Authorities, was accrued in March 2016.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2016 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. Our reported results for the three months ended March 31, 2016, include a provision of $1.9 million ($1.4 million net of noncontrolling interests) for income taxes resulting from a nonrecurring tax settlement. Due to the significance of this transaction, as well as its nonrecurring nature, exclusion of such amount in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on page 26 of this Form 10-Q is an important supplemental measure of operating performance to investors.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 84% and 83% of net sales for the three months ended March 31, 2017 and 2016, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names; for the three months ended March 31, 2017, sales of product for these brands represented 12%, 22%, and 23% of net sales, respectively.

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 16% and 17% of net sales for the three months ended March 31, 2017 and 2016, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Hollister, Oscar de la Renta, and Shanghai Tang brands.

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

During the three months ended March 31, 2017, the economic and political uncertainty and financial market volatility taking place in Eastern Europe, the Middle East and China had a minor negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a greater negative effect on ongoing consumer confidence, demand and spending and as a result, our business. Currently, we believe general economic and other uncertainties still exist in select markets in which we do business, and we continue to monitor these uncertainties and other risks that may affect our business.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 40% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our current pricing models and currently we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in that territory.

Recent Important Event

Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating $5.7 million. As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016, and received the buyout payment in May 2017. As of March 31, 2017, the three month inventory sell-off period concluded and Balmain purchased all remaining inventory aggregating $1.4 million.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which was recently finalized by the French Tax Authorities, was accrued in March 2016.

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

At March 31, 2017 and December 31, 2016 indefinite-lived intangible assets aggregated $115.8 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2016 assuming all other assumptions remained constant:

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

Results of Operations

Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

Net Sales	Three months ended March 31,
(in millions)	2017	% Change	2016

European based product sales	$119.7	30%	$92.1
United States based product sales	23.4	20%	19.4

Total net sales	$143.1	28%	$111.5

Net sales for the three months ended March 31, 2017 increased 28% to $143.1 million, as compared to $111.5 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 31%. For the 2017 first quarter, the average U.S. dollar/euro exchange rate was 1.06 as compared to 1.10 in the first quarter of 2016.

European based product sales increased 30% to $119.7 million for the three months ended March 31, 2017, as compared to $92.1 million for the corresponding period of the prior year. For the three months ended March 31, 2017, Jimmy Choo product sales increased 57% to $33.6 million, as compared to $21.4 million for the corresponding period of the prior year. The growth in Jimmy Choo brand sales was attributable to women’s and men’s legacy scents dating back from 2011 and 2014, respectively, as well as to the recent launch of spin-off lines, Jimmy Choo L’Eau for women and Jimmy Choo Man Ice. Lanvin brand sales made a major comeback in the current first quarter as sales rose 46% resulting from gains in Lanvin’s best performing product line, Éclat d’Arpège, coupled with the international launch of Modern Princess. Rochas fragrance sales increased 43% based on the strength of the brand's historic lines plus initial sales of Mademoiselle Rochas, the first new product initiative since the brand was acquired in 2015. Coach fragrances contributed about $8.0 million to first quarter sales with the continued rollout of the brand’s signature scent for women which debuted in mid-2016. Montblanc brand sales declined 10% to $31.6 million in the current first quarter due to a difficult comparison as there was a 29% increase in the 2016 first quarter sales when the highly successful scent, Montblanc Legend Spirit was launched.

INTER PARFUMS, INC. AND SUBSIDIARIES

Other European based operational highlights include the selective distribution of a multi-scent collection for Boucheron, a fragrance duo for the Karl Lagerfeld brand debuting in the summer, and our first men’s scent for Coach launching in the fall.

We maintain confidence in our future as we have strengthened advertising and promotional investments supporting all portfolio brands and accelerated brand development. Our expectations reflect plans to continue to build upon the strength of our brands and our worldwide distribution network. First quarter sales were exceptionally strong due in part to the timing of several major launches. However, we do not expect year-over-year growth of this kind in the remaining quarters of the year.

United States based product sales increased 20% to $23.4 million for the three months ended March 31, 2017, as compared to $19.4 million for the corresponding period of the prior year. International distribution of our Abercrombie & Fitch men’s scent, First Instinct, and the Hollister duo, Wave, have been major contributors to our top line growth since the launch of their respective brands in mid-2016. Additionally, initial distribution of First Instinct for women and Wave 2, an offshoot, which began in the first quarter of 2017, contributed to the sales gain. Lastly, another contributor for the top line growth was an upturn in Anna Sui brand sales as economic conditions in China, a strong market for the brand, have been improving.

For 2017, we expect Abercrombie & Fitch and Hollister to continue to lead our growth story. Overall, growth within our United States based operations is expected to come from our prestige fragrance licenses, through the launch of new products and the pursuit of expanded distribution.

Net Sales to Customers by Region	Three months ended March 31,
(in millions)	2017	2016

North America	$36.3	$29.7
Western Europe	37.9	31.1
Eastern Europe	9.3	4.4
Central and South America	13.8	12.2
Middle East	15.7	11.0
Asia	27.2	20.7
Other	2.9	2.4
	$143.1	$111.5

Virtually all regions registered strong growth for the three months ended March 31, 2017, as compared to the corresponding period of the prior year. The strongest performing regions were the laggards of recent years, namely Eastern Europe, the Middle East and Asia.

Gross Profit Margin	Three months ended March 31,
(in millions)	2017	2016

Net sales	$143.1	$111.5
Cost of sales	53.0	40.2
Gross margin	$90.1	$71.3

Gross margin as a % of net sales	63.0%	63.9%

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin was 63.0% of net sales for the three months ended March 31, 2017, as compared to 63.9% for the corresponding period of the prior year. For European operations, gross profit margin was 65.5% and 67.3% in the first quarters of 2017 and 2016, respectively.

We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three months ended March 31, 2017 was 1.06, as compared to 1.10 for the 2016 period adding approximately $1.3 million to gross margin which was offset by the $1.4 million of inventory sold to the Balmain brand, at cost, in connection with the license buyout. The overall decrease in gross margin is the result of product mix and increased costs relating to purchase with purchase and gift with purchase promotions. For European operations such promotions aggregated $9.4 million and $6.8 million for the three months ended March 31, 2017 and 2016, respectively, and represented 7.8% and 7.4% of net sales, respectively.

For U.S. operations, gross profit margin was 50.1% and 48.2% in the first quarters of 2017 and 2016, respectively. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige product under licenses while sales of other lower margin fragrance products have been in a decline.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General and Administrative Expenses	Three months ended March 31,
(in millions)	2017	2016

Selling, general and administrative expenses	$63.9	$53.8
Selling, general and administrative expenses as a % of net sales	45%	48%

Selling, general and administrative expenses increased 19% for the three months ended March 31, 2017, as compared to the corresponding period of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 45% and 48% for the three months ended March 31, 2017 and 2016, respectively. For European operations, with sales up 30%, selling, general and administrative expenses only increased 18% in 2017, as compared to 2016 and represented 45% of sales in 2017, as compared to 49% of sales in 2016. For U.S. operations, with sales up 20%, selling, general and administrative expenses increased 22% in 2017, as compared to 2016 and represented 45% of sales in both 2017 and 2016.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $22.9 million (16.0% of net sales) for the 2017 period, as compared to $16.1 million (14.5% of net sales) for the 2016 period. The increase in 2017 is the result of advertising and promotional expenditures incurred in connection with the many new product launches commenced in the first quarter of 2017.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $10.5 million for the 2017 period, as compared to $8.2 million in 2016 and represented 7.3% of net sales in both 2017 and 2016. Service fees paid to third parties relating to the activities of our distribution subsidiaries, aggregated $2.6 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively, and represented 1.8% and 2.3% of net sales for the respective periods.

As a result of the above analysis regarding margins and selling, general and administrative expenses, income from operations increased 49% to $26.2 million for the three months ended March 31, 2017, as compared to $17.5 million for the corresponding period of the prior year. Operating margins were 18.3% of net sales in the current period as compared to 15.7% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $0.3 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense is primarily related to the financing of the Rochas brand acquisition and in 2016 includes a $0.3 million loss relating to the interest rate swap as compared to a $0.2 million gain in the 2017 period. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $70.2 million and $97.8 million as of March 31, 2017 and 2016, respectively.

Foreign currency losses aggregated $0.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 40% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $1.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which was recently finalized by the French Tax Authorities, was accrued as of March 31, 2016 and income tax expense for the three months ended March 31, 2016 includes the $1.9 million settlement.

INTER PARFUMS, INC. AND SUBSIDIARIES

Excluding the settlement, our effective income tax rate was 33% and 34% for the three months ended March 31, 2017 and 2016, respectively. The adoption in 2016 of Accounting Standards Update 2016-09 (“ASU 2016-09”) resulted in the recognition of excess tax benefits in 2017 of $0.1 million in our provision for income taxes rather than in additional paid-in capital. Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in capital when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption is on a prospective basis. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. We did not experience any significant changes in tax rates during the period, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share (in thousands except per share data)	Three months ended March 31,
	2017	2016

Net income attributable to European operations	$17,295	$9,052
Net income attributable to United States operations	872	396
Net Income	18,167	9,448
Less: Net income attributable to the noncontrolling interest	4,794	2,114

Net income attributable to Inter Parfums, Inc.	$13,373	$7,334

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.43	$0.24
Diluted	$0.43	$0.24

Weighted average number of shares outstanding:
Basic	31,145	31,039
Diluted	31,254	31,115

Net income increased 92% to $18.2 million for the three months ended March 31, 2017, as compared to $9.4 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, selling, general and administrative expenses and the settlement with the French Tax Authorities. As previously discussed, slightly lower gross profit margins within our European operations were more than offset by increased leverage in selling general and administrative expenses resulting from the 30% increase in sales. In addition, for our European operations, net income for the first quarter of 2016 includes the effect of the $1.9 million income tax settlement with the French Tax Authorities. For United States operations, in summary, 2017 sales, gross margin and selling, general and administrative expenses increased 20%, 25% and 22% respectively, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Germany and Spain. Net income attributable to the noncontrolling interest aggregated 28% and 23% of European operations net income in the first quarters of 2017 and 2016, respectively. Net income attributable to Inter Parfums, Inc. increased 82% to $13.4 million, as compared to $7.3 million for the corresponding period of the prior year.

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

Adjusted Net Income Attributable to Inter Parfums, Inc. Reconciliation

Adjusted net income attributable to Inter Parfums, Inc. is defined as net income attributable to Inter Parfums, Inc., plus the 2016 nonrecurring tax settlement, net of the portion of the settlement attributable to the noncontrolling interest. We believe that certain investors consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance. The following table provides a reconciliation of net income attributable to Inter Parfums, Inc. to adjusted net income attributable to Inter Parfums, Inc. for the periods indicated.

(in thousands except per share data)	Three Months Ended March 31,
	2017	2016

Net income attributable to Inter Parfums, Inc.	$13,373	$7,334
Nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	—	1,400
Adjusted net income attributable to Inter Parfums, Inc.	$13,373	$8,734

Adjusted net income attributable to Inter Parfums, Inc. common stockholders:
Basic	$0.43	$0.28
Diluted	$0.43	$0.28

Weighted average number of shares outstanding:
Basic	31,145	31,039
Diluted	31,254	31,115

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At March 31, 2017, working capital aggregated $344 million and we had a working capital ratio of over 3.3 to 1. Cash and cash equivalents and short-term investments aggregated $226 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 89% of the Company’s total assets are held by European operations and approximately $175 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $23.0 million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, working capital items used $43.8 million in cash from operating activities, as compared to $23.6 million in the 2016 period. Although accounts receivable is up 32% from year end, the balance is reasonable based on first quarter 2017 sales levels and reflects continued strong collection activity as day’s sales outstanding is 88 days for both three month periods ended March 31, 2017 and 2016. Inventory levels are up approximately 14% from year end and reflect levels needed to support new product launches.

Cash flows used in investing activities in 2017 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $61 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million ($5.3 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2017, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2017 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $27.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both March 31, 2017 and 2016.

INTER PARFUMS, INC. AND SUBSIDIARIES

In October 2016, the Board of Directors authorized a 13% increase in the annual dividend to $0.68 per share. The next quarterly cash dividend of $0.17 per share is payable on July 14, 2017 to shareholders of record on June 30, 2017. The annual cash dividend for 2017 represents a small part of our cash position and is not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2017.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

At March 31, 2017, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $68.4 million, GB £1.2 million and JPY ¥150.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	33

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	34

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	35

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	36

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2017.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 30