Form 10-Q
period 2017-06-30
INTER PARFUMS INC
filed 2017-08-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the quarterly period ended June 30, 2017.

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

At August 4, 2017, there were 31,171,908 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$116,772	$161,828
Short-term investments	123,805	94,202
Accounts receivable, net	119,364	104,819
Inventories	136,909	96,977
Receivables, other	1,810	7,433
Other current assets	10,246	6,240
Income tax receivable	765	626
Total current assets	509,671	472,125

Equipment and leasehold improvements, net	10,370	10,076

Trademarks, licenses and other intangible assets, net	195,596	183,868

Deferred tax assets	8,649	8,090

Other assets	8,184	8,250
Total assets	$732,470	$682,409

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$23,262	$21,498
Accounts payable – trade	67,456	49,507
Accrued expenses	52,397	62,609
Income taxes payable	3,489	3,331
Dividends payable	5,299	5,293
Total current liabilities	151,903	142,238
Long-term debt, less current portion	45,881	53,064

Deferred tax liability	4,286	3,449

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,171,908 and 31,138,318 shares at June 30, 2017 and December 31, 2016, respectively	31	31
Additional paid-in capital	64,196	63,103
Retained earnings	412,580	402,714
Accumulated other comprehensive loss	(33,406)	(57,982)
Treasury stock, at cost, 9,864,805 common shares at June 30, 2017 and December 31, 2016, respectively	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	405,926	370,391
Noncontrolling interest	124,474	113,267
Total equity	530,400	483,658
Total liabilities and equity	$732,470	$682,409

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$129,136	$117,157	$272,194	$228,679

Cost of sales	45,193	42,729	98,181	82,933

Gross margin	83,943	74,428	174,013	145,746

Selling, general and administrative expenses	69,468	62,969	133,367	116,757

Income from operations	14,475	11,459	40,646	28,989

Other expenses (income):
Interest expense	727	693	999	1,666
(Gain) loss on foreign currency	817	(661)	973	53
Interest income	(900)	(602)	(2,173)	(1,956)

	644	(570)	(201)	(237)

Income before income taxes	13,831	12,029	40,847	29,226

Income taxes	4,620	4,300	13,469	12,049

Net income	9,211	7,729	27,378	17,177

Less: Net income attributable to the noncontrolling interest	2,467	1,898	7,261	4,012

Net income attributable to Inter Parfums, Inc.	$6,744	$5,831	$20,117	$13,165

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.22	$0.19	$0.65	$0.42
Diluted	$0.22	$0.19	$0.64	$0.42

Weighted average number of shares outstanding:
Basic	31,169	31,055	31,157	31,047
Diluted	31,281	31,160	31,268	31,137

Dividends declared per share	$0.17	$0.15	$0.34	$0.30

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss):

Net income	$9,211	$7,729	$27,378	$17,177

Other comprehensive income (loss):

Net derivative instrument gain, net of tax	279	—	621	—

Transfer from OCI into earnings	—	—	22	—

Translation adjustments, net of tax	27,529	(10,779)	33,572	8,113

Comprehensive income (loss)	37,019	(3,050)	61,593	25,290

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	2,467	1,898	7,261	4,012

Other comprehensive income (loss):

Net derivative instrument gain, net of tax	72	—	168	—

Transfer from OCI into earnings	—	—	5	—

Translation adjustments, net of tax	8,003	(2,806)	9,466	2,443

Comprehensive income (loss) attributable to the noncontrolling interests	10,542	(908)	16,900	6,455

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$26,477	$(2,142)	$44,693	$18,835

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	63,103	62,030
Shares issued upon exercise of stock options	625	402
Share based compensation	468	421
Sale of subsidiary shares to noncontrolling interest	—	(35)
Additional paid-in capital, end of period	64,196	62,818

Retained earnings, beginning of period	402,714	388,434
Net income	20,117	13,165
Dividends	(10,598)	(9,315)
Share based compensation	347	—
Retained earnings, end of period	412,580	392,284

Accumulated other comprehensive loss, beginning of period	(57,982)	(48,091)
Foreign currency translation adjustment, net of tax	24,106	5,670
Transfer from other comprehensive income into earnings	17	—
Net derivative instrument gain, net of tax	453	—
Accumulated other comprehensive loss, end of period	(33,406)	(42,421)

Treasury stock, beginning and end of period	(37,475)	(36,817)

Noncontrolling interest, beginning of period	113,267	110,800
Net income	7,261	4,012
Foreign currency translation adjustment, net of tax	9,466	2,443
Transfer from other comprehensive income into earnings	5	—
Net derivative instrument gain, net of tax	168	—
Share based compensation	254	—
Sale of subsidiary shares to noncontrolling interest	—	463
Dividends	(5,947)	(4,863)
Noncontrolling interest, end of period	124,474	112,855

Total equity	$530,400	$488,750

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$27,378	$17,177
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,683	4,705
Provision for doubtful accounts	248	197
Share based compensation	1,022	421
Deferred tax provision (benefit)	609	(862)
Change in fair value of derivatives	(3,357)	338
Changes in:
Accounts receivable	(7,103)	(4,460)
Inventories	(32,591)	(24,417)
Other assets	734	(611)
Accounts payable and accrued expenses	(1,925)	3,633
Income taxes, net	(396)	(2,021)

Net cash used in operating activities	(10,698)	(5,900)

Cash flows from investing activities:
Purchases of short-term investments	(25,018)	(37,119)
Proceeds from sale of short-term investments	4,328	5,576
Purchases of equipment and leasehold improvements	(1,419)	(2,963)
Payment for intangible assets acquired	(402)	(370)
Proceeds from sale of trademark	5,886	—

Net cash used in investing activities	(16,625)	(34,876)

Cash flows from financing activities:
Repayments of long-term debt	(10,679)	(11,085)
Proceeds from exercise of stock options	625	402
Proceeds from sale of shares of subsidiary	—	428
Dividends paid	(10,592)	(8,691)
Dividends paid to noncontrolling interest	(5,947)	(4,863)

Net cash (used in) financing activities	(26,593)	(23,809)

Effect of exchange rate changes on cash	8,860	3,468

Net decrease in cash and cash equivalents	(45,056)	(61,117)

Cash and cash equivalents - beginning of period	161,828	176,967

Cash and cash equivalents - end of period	$116,772	$115,850

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$896	$1,100
Income taxes	10,905	13,985

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In November 2015, the FASB issued an ASU that requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. In January 2017, the Company adopted the standard retrospectively, which resulted in reclassifications among accounts on the consolidated balance sheet, but had no other impact on our results of operations, financial condition or cash flows. The effect of the adoption on prior periods was a reclassification from current assets to noncurrent assets of approximately $8 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In May 2014, the FASB issued an ASU which superseded the most current revenue recognition requirements. This new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosure requirements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. We have evaluated the standard and determined that there will be no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2017	December 31, 2016

Raw materials and component parts	$50,015	$36,821
Finished goods	86,894	60,156

	$136,909	$96,977

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$123,805	$—	$123,805	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	2,452		2,452
Foreign currency forward exchange contracts not accounted for using hedge accounting	123	—	123	—
	$126,380	$—	$126,380	$—
Liabilities:
Interest rate swap	$668	$—	$668	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$94,202	$—	$94,202	$—

Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$181	$—	$181	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	418	—	418	—
Interest rate swap	908	—	908	—
	$1,507	$—	$1,507	$—

The carrying amount of cash and cash equivalents including money market funds, accounts receivable, other receivables, and accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the May 2015 Rochas brand acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both three month periods ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, interest expense includes a gain (loss) of $0.3 million and ($0.4) million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2017, resulted in an asset and is included in other current assets on the accompanying balance sheet.

At June 30, 2017, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $50.4 million, GB £2.8 million and JPY ¥85.0 million which all have maturities of less than one year.

6.	Accrued Expenses:

Accrued expenses include approximately $14.7 million and $27.2 million in advertising liabilities as of June 30, 2017 and December 31, 2016, respectively.

7.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for both the six months ended June 30, 2017 and 2016 aggregated $0.05 million. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	401,440	$7.14
Nonvested options granted	5,000	$7.67
Nonvested options vested or forfeited	(14,105)	$6.92
Nonvested options – end of period	392,335	$7.15

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share based payment expense decreased income before income taxes by $0.51 million and $1.02 million for the three and six months ended June 30, 2017, respectively, as compared to $0.21 million and $0.42 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.28 million and $0.56 million for the three and six months ended June 30, 2017, respectively, as compared to $0.13 million and $0.25 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2017:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2017	684,540	$26.94
Options granted	5,000	33.95
Options forfeited	(7,960)	29.74
Options exercised	(33,590)	18.62

Outstanding at June 30, 2017	647,990	$27.39

Options exercisable	255,655	$24.94
Options available for future grants	1,082,615

As of June 30, 2017, the weighted average remaining contractual life of options outstanding is 3.45 years (2.20 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $6.0 million and $3.0 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $2.4 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2017 and June 30, 2016 were as follows:

(In thousands)	June 30, 2017	June 30, 2016

Cash proceeds from stock options exercised	$625	$402
Tax benefits	135	—
Intrinsic value of stock options exercised	600	233

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2017 and 2016 were $7.67 and $6.50 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2017 and 2016 are set forth in the following table:

	June 30, 2017	June 30, 2016

Weighted average expected stock-price volatility	29%	33%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.0%	1.42%
Weighted average dividend yield	2.1%	2.2%

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

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the six months ended June 30, 2017, $0.6 million of compensation cost has been recognized in connection with this plan.

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2016, 108,348 shares have been acquired in the open market at an aggregate cost of $2.9 million, and such amount has been classified as an equity transaction on the accompanying balance sheet. No additional shares were purchased during the six months ended June 30, 2017.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Inter Parfums, Inc.	$6,744	$5,831	$20,117	$13,165
Denominator:
Weighted average shares	31,169	31,055	31,157	31,047
Effect of dilutive securities:
Stock options	112	105	111	90
Denominator for diluted earnings per share	31,281	31,160	31,268	31,137

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.22	$0.19	$0.65	$0.42
Diluted	0.22	0.19	0.64	0.42

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.26 million shares and 0.34 million shares of common stock for the six months ended June 30, 2017 and 2016, respectively, and 0.26 million and 0.27 million shares of common stock for the three months ended June 30, 2017 and 2016, respectively.

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales:
United States	$22,598	$28,561	$46,287	$47,946
Europe	106,806	88,656	226,533	180,812
Eliminations	(268)	(60)	(626)	(79)

	$129,136	$117,157	$272,194	$228,679

Net income attributable to Inter Parfums, Inc.:
United States	$594	$1,557	$1,466	$1,954
Europe	6,150	4,274	18,651	11,211

	$6,744	$5,831	$20,117	$13,165

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	June 30,	December 31,
	2017	2016
Total Assets:
United States	$99,500	$89,930
Europe	642,224	602,077
Eliminations of investment in subsidiary	(9,254)	(9,598)

	$732,470	$682,409

10.	Other Matters

License Renewal:

In May 2017, the Company, through its majority owned Paris based subsidiary, Interparfums SA, renewed its license agreement for an additional four years with Paul Smith for creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

Buyout of License:

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating $5.9 million. As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016, and received the buyout payment in May 2017. As of March 31, 2017, the three month inventory sell-off period concluded and Balmain purchased all remaining inventory aggregating $1.4 million.

Settlement with French Tax Authorities:

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued in March 2016.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2016 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. Our reported results for the six months ended June 30, 2016, include a provision of $1.9 million ($1.4 million net of noncontrolling interests) for income taxes resulting from a nonrecurring tax settlement. Due to the significance of this transaction, as well as its nonrecurring nature, exclusion of such amount in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on page 27 of this Form 10-Q is an important supplemental measure of operating performance to investors.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 83% and 79% of net sales for the six months ended June 30, 2017 and 2016, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names; for the six months ended June 30, 2017, sales of product for these brands represented 12%, 23%, and 22% of net sales, respectively.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 17% and 21% of net sales for the six months ended June 30, 2017 and 2016, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Hollister, Oscar de la Renta, and Shanghai Tang brands.

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

For the past several years, the economic and political uncertainty and financial market volatility in Eastern Europe, the Middle East and China had a minor negative impact on our business, and at this time we do not believe it will significantly affect our overall business for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and accordingly, our business. We believe general economic and other uncertainties still exist in select markets in which we do business, and we monitor these uncertainties and other risks that may affect our business.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because almost 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our current pricing models and currently we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in that territory.

Recent Important Events

License Renewal

In May 2017, the Company, through its majority owned Paris based subsidiary, Interparfums SA, renewed its license agreement for an additional four years with Paul Smith for creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

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

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued in March 2016.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

At December 31, 2016 indefinite-lived intangible assets aggregated approximately $116 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2016 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value

Weighted average cost of capital	+10%	$(16.2)
Weighted average cost of capital	-10%	$20.0
Future sales levels	+10%	$17.0
Future sales levels	-10%	$(17.0)

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

Results of Operations

Three and Six Months Ended June 30, 2017 as Compared to the Three and Six Months Ended June 30, 2016

Net Sales

(In millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in millions)
European based brand product sales	$106.8	$88.6	20.5%	$226.5	$180.7	25.3%
United States based product sales	22.3	28.6	(21.6)%	45.7	48.0	(4.6)%
Total net sales	$129.1	$117.2	10.2%	$272.2	$228.7	19.0%

Net sales for the three months ended June 30, 2017 increased 10.2% to $129.1 million, as compared to $117.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 11.3%. Net sales for the six months ended June 30, 2016 increased 19.0% to $272.2 million, as compared to $228.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 20.8% for the period.

INTER PARFUMS, INC. AND SUBSIDIARIES

European based product sales increased 20.5% and 25.3% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods of the prior year. For the three and six months ended June 30, 2017, Montblanc, our largest brand, generated sales of $30.2 million and $61.8 million for the three and six months ended June 30, 2017, respectively, representing an increase of 15% and 1%, as compared to the corresponding periods of the prior year. The 15% increase in second quarter Montblanc product sales offset the decline in the first quarter. Therefore, year to date Montblanc product sales are up slightly from the prior year reflecting the difficult period comparison as there was a 31% increase in 2016 first half sales when the highly successful scent, Montblanc Legend Spirit, was launched. Our second largest brand, Jimmy Choo, generated sales of $25.4 million and $59.1 million for the three and six months ended June 30, 2017, respectively, representing an increase of 15% and 36%, as compared to the corresponding periods of the prior year. The increase is due to two recent extensions, Jimmy Choo L’Eau for women and Jimmy Choo Man Ice, as well as from solid sales of the brand’s established collections for men and women. Lanvin brand sales continued its 2017 comeback resulting from gains in the brand’s best performing product line, Éclat d’Arpège, coupled with the international launch of Modern Princess. Lanvin brand sales aggregated $15.1 million and $33.0 million for the three and six months ended June 30, 2017, respectively, representing an increase of 22% and 34%, as compared to the corresponding periods of the prior year. Rochas fragrance sales aggregated $11.0 million and $20.1 million for the three and six months ended June 30, 2017, respectively, representing an increase of 23% and 31%, as compared to the corresponding periods of the prior year. The increase is the result of the launch of Mademoiselle Rochas in approximately ten markets and the strength of the brand’s established lines. Coach fragrance sales were $9.0 million and $17.0 million for the three and six months ended June 30, 2017, respectively, as we continue to rollout the brand’s signature scent for women which debuted in mid-2016.

United States based product sales decreased 21.6% and 4.6% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods of the prior year. The quarterly comparison is particularly difficult because in the second quarter of 2016, we commenced international distribution of our first ever Abercrombie & Fitch men’s scent First Instinct and the Hollister fragrance duo, Wave. The current second quarter was somewhat uneventful in terms of new product launches, but included international distribution of First Instinct for women and Wave 2. More significant launches are scheduled for the second half of 2017, including Icon Racing by Dunhill and Fantasia by Anna Sui, which should energize sales by U.S. operations.

We maintain confidence in our future and we have strengthened advertising and promotional investments supporting most portfolio brands and accelerated brand development. We plan to continue to build upon the strength of our brands and our worldwide distribution network. First half sales were exceptionally strong due in part to the timing of several major launches. However, we do not expect this growth rate in the second half of the year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2017	2016

Western Europe	$74.3	$71.6
North America	72.7	58.0
Asia	48.2	40.2
Middle East	28.3	21.6
Central and South America	26.5	22.9
Eastern Europe	16.7	8.6
Other	5.5	5.8
	$272.2	$228.7

Virtually all regions registered strong growth for the six months ended June 30, 2017, as compared to the corresponding period of the prior year. Some of the strongest performing regions were the laggards of recent years, namely Eastern Europe, the Middle East and Asia which increased 94%, 31% and 20%, respectively.

Gross profit margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016

Net sales	$129.1	$117.2	$272.2	$228.7
Cost of sales	45.2	42.8	98.2	83.0

Gross margin	$83.9	$74.4	$174.0	$145.7
Gross margin as a percent of net sales	65%	64%	64%	64%

Gross profit margin was 65% and 64% of net sales for the three and six months ended June 30, 2017, respectively, as compared to 64% for both corresponding periods of the prior year. For European operations, gross profit margin was 68% and 67% for the three and six months ended June 30, 2017, respectively, as compared to 67% for both corresponding periods of the prior year.

We carefully monitor movements in foreign currency exchange rates as almost 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three and six months ended June 30, 2017 was 1.10 and 1.08, respectively, as compared to 1.12 and 1.13 for the corresponding periods of the prior year giving rise to the slight increase in gross margin as a percentage of sales for the three months ended June 30, 2017, as compared to the corresponding period of the prior year.

For U.S. operations, gross profit margin was 48% and 49% for the three and six months ended June 30, 2017, respectively, as compared to 53% and 51% for the corresponding periods of the prior year. The decrease for the three and six months ended June 30, 2017 is primarily the result of a shift in product mix, as the second quarter 2017 sales decline for our U.S. operations was due to the difficult comparison resulting from the second quarter 2016 initial launches of high margin prestige products for Abercrombie & Fitch and Hollister.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.0 million and $2.5 million for the three and six month periods ended June 30, 2017, respectively, as compared to $1.2 million and $2.3 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016

Selling, general and administrative expenses	$69.5	$63.0	$133.4	$116.8
Selling, general and administrative expenses as a percent of net sales	54%	54%	49%	51%

Selling, general and administrative expenses increased 10% and 14% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 54% and 49% of net sales for the three and six months ended June 30, 2017, respectively, as compared to 54% and 51% for the corresponding periods of the prior year. For European operations sales increased 20% and 25% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations only increased 18% for the same periods. In addition, selling, general and administrative expenses represented 56% and 50% of sales for the three and six months ended June 30, 2017, respectively, as compared to 57% and 53% for the corresponding periods of the prior year.

For U.S. operations sales declined 22% and 5% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations decreased 21% and 4% for the three and six months ended June 30, 2017, as compared to the corresponding periods of the prior year and represented 44% and 45% of sales for the three and six months ended June 30, 2017, respectively, as compared to 44% for both corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $30.4 million and $53.3 million for the three and six months ended June 30, 2017, respectively, as compared to $24.9 million and $41.0 million for the corresponding periods of the prior year. Promotion and advertising represented 24% and 20% of net sales for the three and six months ended June 30, 2017, respectively, as compared to 21% and 18% for the corresponding periods of the prior year. The increase in 2017 is the result of advertising and promotional expenditures incurred in our European operations in connection with the many new product launches commenced in the first quarter of 2017.

Royalty expense included in selling, general and administrative expenses aggregated $7.5 million and $18.0 million for the three and six months ended June 30, 2017, respectively, as compared to $8.5 million and $16.7 million for the corresponding periods of the prior year. Royalty expense represented 5.8% and 6.6% of net sales for the three and six months ended June 30, 2017, as compared to 7.2% and 7.3% of net sales for the corresponding period of the prior year. The decline in royalty expense as a percentage of sales relates primarily to the lowering of the guaranteed minimum royalty in connection with the 2016 renewal of the S.T. Dupont license and the recent exit from the Balmain license.

INTER PARFUMS, INC. AND SUBSIDIARIES

Service fees relating to the activities of our distribution subsidiaries aggregated $2.7 million and $5.3 million for the three and six months ended June 30, 2017, respectively, as compared to $2.0 million and $4.5 million for the corresponding periods of the prior year.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 26% to $14.5 million for the three months ended June 30, 2017, as compared to $11.5 million for the corresponding period of the prior year. Income from operations increased 40% to $40.6 million for the six months ended June 30, 2017, as compared to $29.0 million for the corresponding period of the prior year. Operating margins were 11.2% and 14.9% of net sales for the three and six months ended June 30, 2017, respectively, as compared to 9.8% and 12.7% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.7 million and $1.0 million for the three and six months ended June 30, 2017, respectively, as compared to $0.7 million and $1.7 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of the Rochas brand acquisition and for the six months ended June 30, 2016, includes a $0.4 million loss relating to the interest rate swap as compared to a $0.3 million gain in the 2017 period. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $69.1 million and $89.9 million as of June 30, 2017 and 2016, respectively.

Foreign currency gain or (loss) aggregated ($0.8) and ($1.0) million for the three and six months ended June 30, 2017, respectively, as compared to $0.7 million and ($0.1) million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 40% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.9 million and $2.2 million for the three and six months ended June 30, 2017, respectively, as compared to $0.6 million and $2.0 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement also includes an agreement as to future acceptable commission and royalty rates, which is not expected to have a significant impact on cash flow. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued as of March 31, 2016 and income tax expense for the six months ended June 30, 2016 includes the $1.9 million settlement.

INTER PARFUMS, INC. AND SUBSIDIARIES

Excluding the settlement, our effective income tax rate was 33% for both the three and six months ended June 30, 2017, as compared to 36% and 35% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. We did not experience any significant changes in tax rates during the period, and none were expected in jurisdictions where we operate.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income European operations	$8,617	$6,172	$25,912	$15,223
Net income U.S. operations	594	1,557	1,466	1,954

Net income	9,211	7,729	27,378	17,177
Less: Net income attributable to the noncontrolling interest	2,467	1,898	7,261	4,012

Net income attributable to Inter Parfums, Inc.	$6,744	$5,831	$20,117	$13,165

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.22	$0.19	$0.65	$0.42
Diluted	$0.22	$0.19	$0.64	$0.42

Weighted average number of shares outstanding:
Basic	31,169	31,055	31,157	31,047
Diluted	31,281	31,160	31,268	31,137

Net income was $9.2 million for the three months ended June 30, 2017, as compared to $7.7 million for the corresponding period of the prior year. Net income was $27.4 million for the six months ended June 30, 2017, as compared to $17.2 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, selling, general and administrative expenses and the settlement with the French Tax Authorities. As previously discussed, European based product sales increased 25% for the six months ended June 30, 2017, as compared to the corresponding period of the prior year, while gross profit margins for European operations were relatively unchanged and selling general and administrative expenses increased only 18% for the period. In addition, for our European operations, net income for the 2016 period includes the effect of the $1.9 million income tax settlement with the French Tax Authorities. For United States operations, in summary, sales, gross margin and selling, general and administrative expenses for the six months ended June 30, 2017 decreased 5%, 7% and 4% respectively, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Germany and Spain. Net income attributable to the noncontrolling interest aggregated 29% and 28% of European operations’ net income for the three and six months ended June 30, 2017, respectively, as compared to 31% and 26% for the corresponding periods of the prior year.

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

(in thousands except per share data)	Six Months Ended June 30,
	2017	2016

Net income attributable to Inter Parfums, Inc.	$20,117	$13,165
Nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	—	1,400

Adjusted net income attributable to Inter Parfums, Inc.	$20,117	$14,565

Adjusted net income attributable to Inter Parfums, Inc. common stockholders:
Basic	$0.65	$0.47
Diluted	$0.64	$0.47

Weighted average number of shares outstanding:
Basic	31,157	31,047
Diluted	31,268	31,137

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At June 30, 2017, working capital aggregated $358 million and we had a working capital ratio of 3.4 to 1. Cash and cash equivalents and short-term investments aggregated $241 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations and approximately $186 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $10.7 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, working capital items used $41.3 million in cash from operating activities, as compared to $27.9 million in the 2016 period. Although accounts receivable is up 7% from year end, the balance is reasonable based on second quarter 2017 sales levels and reflects continued strong collection activity as day’s sales outstanding is 83 days, as compared to 78 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 34% from year end and reflect levels needed to support second half sales expectations and our new product launches.

Cash flows used in investing activities in 2017 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $66 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. In December 2016, the Company agreed to a buyout of its Balmain license, effective December 31, 2016, for a payment aggregating €5.4 million (approximately $5.9 million). The Company received the buyout payment in May 2017.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million ($5.7 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2017, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2017 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $29.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both June 30, 2017 and June 30, 2016.

INTER PARFUMS, INC. AND SUBSIDIARIES

In October 2016, the Board of Directors authorized a 13% increase in the annual dividend to $0.68 per share. The next quarterly cash dividend of $0.17 per share is payable on October 13, 2017 to shareholders of record on September 29, 2017. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $5.9 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively. The annual cash dividends represent a small part of our cash position and are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2017.

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

At June 30, 2017, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $50.4 million, GB £2.8 million and JPY ¥85 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2017.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer