Form 10-Q
period 2017-09-30
INTER PARFUMS INC
filed 2017-11-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 7, 2017, there were 31,186,748 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$108,367	$161,828
Short-term investments	122,402	94,202
Accounts receivable, net	159,434	104,819
Inventories	134,280	96,977
Receivables, other	1,341	7,433
Other current assets	8,885	6,240
Income tax receivable	548	626
Total current assets	535,257	472,125
Equipment and leasehold improvements, net	10,321	10,076
Trademarks, licenses and other intangible assets, net	200,841	183,868
Deferred tax assets	11,071	8,090
Other assets	8,183	8,250
Total assets	$765,673	$682,409

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$24,016	$21,498
Accounts payable – trade	54,449	49,507
Accrued expenses	63,113	62,609
Income taxes payable	10,970	3,331
Dividends payable	5,301	5,293
Total current liabilities	157,849	142,238
Long-term debt, less current portion	41,554	53,064
Deferred tax liability	3,741	3,449
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,182,458 and 31,138,318 shares at September 30, 2017 and December 31, 2016, respectively	31	31
Additional paid-in capital	64,645	63,103
Retained earnings	424,545	402,714
Accumulated other comprehensive loss	(23,061)	(57,982)
Treasury stock, at cost, 9,864,805 common shares at September 30, 2017 and December 31, 2016, respectively	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	428,685	370,391
Noncontrolling interest	133,844	113,267
Total equity	562,529	483,658
Total liabilities and equity	$765,673	$682,409

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$169,531	$157,622	$441,725	$386,301

Cost of sales	66,059	62,790	164,240	145,723

Gross margin	103,472	94,832	277,485	240,578

Selling, general and administrative expenses	70,309	62,529	203,676	179,285

Income from operations	33,163	32,303	73,809	61,293

Other expenses (income):
Interest expense	495	515	1,494	2,181
Loss on foreign currency	335	334	1,308	388
Interest income	(615)	(765)	(2,788)	(2,722)

	215	84	14	(153)

Income before income taxes	32,948	32,219	73,795	61,446

Income taxes	10,845	10,740	24,314	22,790

Net income	22,103	21,479	49,481	38,656

Less: Net income attributable to the noncontrolling interest	5,026	5,240	12,287	9,252

Net income attributable to Inter Parfums, Inc.	$17,077	$16,239	$37,194	$29,404

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.55	$0.52	$1.19	$0.95
Diluted	$0.55	$0.52	$1.19	$0.94

Weighted average number of shares outstanding:
Basic	31,175	31,080	31,163	31,058
Diluted	31,307	31,171	31,281	31,138

Dividends declared per share	$0.17	$0.15	$0.51	$0.45

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income:

Net income	$22,103	$21,479	$49,481	$38,656

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(591)	—	30	—

Transfer from OCI into earnings	—	—	22	—

Translation adjustments, net of tax	15,143	2,391	48,715	10,504

Comprehensive income	36,655	23,870	98,248	49,160

Comprehensive income attributable to the noncontrolling interests:

Net income	5,026	5,240	12,287	9,252

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(160)	—	8	—

Transfer from OCI into earnings	—	—	5	—

Translation adjustments, net of tax	4,367	698	13,833	3,141

Comprehensive income attributable to the noncontrolling interests	9,233	5,938	26,133	12,393

Comprehensive income attributable to Inter Parfums, Inc.	$27,422	$17,932	$72,115	$36,767

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	63,103	62,030
Shares issued upon exercise of stock options	839	1,235
Purchase of subsidiary shares from noncontrolling interests	—	(1,670)
Share based compensation	703	630
Sale of subsidiary shares to noncontrolling interest	—	(154)
Additional paid-in capital, end of period	64,645	62,071

Retained earnings, beginning of period	402,714	388,434
Net income	37,194	29,404
Dividends	(15,899)	(13,980)
Share based compensation	536	—
Retained earnings, end of period	424,545	403,858

Accumulated other comprehensive loss, beginning of period	(57,982)	(48,091)
Foreign currency translation adjustment, net of tax	34,882	7,363
Transfer from other comprehensive income into earnings	17	—
Net derivative instrument gain, net of tax	22	—
Accumulated other comprehensive loss, end of period	(23,061)	(40,728)

Treasury stock, beginning and end of period	(37,475)	(36,817)

Noncontrolling interest, beginning of period	113,267	110,800
Net income	12,287	9,252
Foreign currency translation adjustment, net of tax	13,833	3,141
Transfer from other comprehensive income into earnings	5	—
Net derivative instrument gain, net of tax	8	—
Share based compensation	391	—
Purchase of subsidiary shares from noncontrolling interest	—	(800)
Sale of subsidiary shares to noncontrolling interest	—	1,603
Dividends	(5,947)	(4,863)
Noncontrolling interest, end of period	133,844	119,133

Total equity	$562,529	$507,548

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$49,481	$38,656
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,377	7,113
Provision for doubtful accounts	283	231
Share based compensation	1,558	706
Deferred tax benefit	(2,051)	(2,556)
Change in fair value of derivatives	(1,869)	314
Changes in:
Accounts receivable	(43,163)	(48,735)
Inventories	(27,345)	(4,979)
Other assets	542	71
Accounts payable and accrued expenses	(8,145)	(7,784)
Income taxes, net	7,203	4,391

Net cash used in operating activities	(16,129)	(12,572)

Cash flows from investing activities:
Purchases of short-term investments	(25,988)	(48,629)
Proceeds from sale of short-term investments	10,033	15,621
Purchases of equipment and leasehold improvements	(2,253)	(4,260)
Payment for intangible assets acquired	(764)	(642)
Proceeds from sale of trademark	5,886	—

Net cash used in investing activities	(13,086)	(37,910)

Cash flows from financing activities:
Repayments of long-term debt	(16,567)	(16,567)
Proceeds from exercise of stock options	839	1,235
Proceeds from sale of shares of subsidiary	—	1,449
Dividends paid	(15,891)	(13,349)
Dividends paid to noncontrolling interest	(5,947)	(4,863)
Purchase of stock of subsidiary	—	(2,470)

Net cash used in financing activities	(37,566)	(34,565)

Effect of exchange rate changes on cash	13,320	4,032

Net decrease in cash and cash equivalents	(53,461)	(81,015)

Cash and cash equivalents - beginning of period	161,828	176,967

Cash and cash equivalents - end of period	$108,367	$95,952

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,351	$1,758
Income taxes	16,823	18,881

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve accounting for hedging activities. The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In August 2016, the FASB issued an ASU to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We have evaluated the standard and determined that there will be no material impact on our consolidated financial statements.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials and component parts	$43,261	$36,821
Finished goods	91,019	60,156

	$134,280	$96,977

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$122,402	$—	$122,402	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,230		1,230

	$123,632	$—	$123,632	$—
Liabilities:
Interest rate swap	$628	$—	$628	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	310	—	310	—
Interest rate swap	$938	$—	$938	$—

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$94,202	$—	$94,202	$—

Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$181	$—	$181	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	418	—	418	—
Interest rate swap	908	—	908	—
	$1,507	$—	$1,507	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for the nine months ended September 30, 2017 and 2016. Interest expense includes a gain (loss) of $0.4 million and ($0.2) million for the nine months ended September 30, 2017 and 2016 respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps as of September 30, 2017, resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts not accounted for using hedge accounting at September 30, 2017, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At September 30, 2017, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $22.6 million and GB £11.5 million which both have maturities of less than one year.

6.	Accrued Expenses:

Accrued expenses include approximately $20.6 million and $14.1 million in advertising liabilities as of September 30, 2017 and December 31, 2016, respectively.

7.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for both the nine months ended September 30, 2017 and 2016 aggregated $0.05 million. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	401,440	$7.14
Nonvested options granted	7,000	$8.04
Nonvested options vested or forfeited	(18,145)	$7.01
Nonvested options – end of period	390,295	$7.16

Share based payment expense decreased income before income taxes by $0.54 million and $1.56 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.28 million and $0.70 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.29 million and $0.86 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.16 million and $0.42 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2017:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2017	684,540	$26.94
Options granted	7,000	35.72
Options forfeited	(12,080)	29.70
Options exercised	(44,140)	19.02

Outstanding at September 30, 2017	635,320	$27.54

Options exercisable	245,025	$25.13
Options available for future grants	1,086,735

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2017, the weighted average remaining contractual life of options outstanding is 3.23 years (1.99 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $8.7 million and $4.0 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $2.2 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2017 and September 30, 2016 were as follows:

(In thousands)	September 30, 2017	September 30, 2016

Cash proceeds from stock options exercised	$839	$1,235
Tax benefits	135	—
Intrinsic value of stock options exercised	804	947

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2017 and 2016 were $8.04 and $6.50 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2017 and 2016 are set forth in the following table:

	September 30, 2017	September 30, 2016

Weighted average expected stock-price volatility	29%	33%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.9%	1.4%
Weighted average dividend yield	2.1%	2.2%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of the grant of €22.46 per share (approximately $26.50 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 137,381 has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.7 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the nine months ended September 30, 2017, $0.9 million of compensation cost has been recognized in connection with this plan.

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2016, 108,348 shares have been acquired in the open market at an aggregate cost of $2.9 million, and such amount has been classified as an equity transaction on the accompanying balance sheet. No additional shares were purchased during the nine months ended September 30, 2017.

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

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Inter Parfums, Inc.	$17,077	$16,239	$37,194	$29,404
Denominator:
Weighted average shares	31,175	31,080	31,163	31,058
Effect of dilutive securities:
Stock options	132	91	118	80
Denominator for diluted earnings per share	31,307	31,171	31,281	31,138

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.55	$0.52	$1.19	$0.95
Diluted	0.55	0.52	1.19	0.94

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.22 million shares and 0.31 million shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, and 0.15 million and 0.25 million shares of common stock for the three months ended September 30, 2017 and 2016, respectively.

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales:
United States	$35,690	$34,251	$81,977	$82,197
Europe	134,639	123,405	361,172	304,217
Eliminations	(798)	(34)	(1,424)	(113)

	$169,531	$157,622	$441,725	$386,301

Net income attributable to Inter Parfums, Inc.:
United States	$3,668	$2,850	$5,134	$4,804
Europe	13,409	13,389	32,060	24,600

	$17,077	$16,239	$37,194	$29,404

(In thousands)	September 30,	December 31,
	2017	2016
Total Assets:
United States	$98,747	$89,930
Europe	676,519	602,077
Eliminations of investment in subsidiary	(9,593)	(9,598)

	$765,673	$682,409

10.	Other Matters

License Renewal:

In May 2017, the Company, through its majority owned Paris based subsidiary, Interparfums SA, renewed its license agreement for an additional four years with Paul Smith for the creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

11.	Subsequent Event

In 2012, the French government introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax. On October 6, 2017 the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.3 million (€2.8 million) for these taxes paid since 2015. The French government has not yet determined if, how, or when they will reimburse companies who have filed claims. There is even discussion of additional tax measures to offset this cost. Therefore, due to the unknown factors involved in the potential reimbursement of the claim, the Company did not recognize the refund claim in the accompanying financial statements as of September 30, 2017. The Company will continue to monitor future events as they relate to this matter.

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

Regulation S-K Item 10(e)

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in commission filings,” prescribes the conditions for use of non-GAAP financial information in commission filings. Our reported results for the nine months ended September 30, 2016, include a provision of $1.9 million ($1.4 million net of noncontrolling interests) for income taxes resulting from a nonrecurring tax settlement. Due to the significance of this transaction, as well as its nonrecurring nature, exclusion of such amount in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information beginning on page 27 of this Form 10-Q is an important supplemental measure of operating performance to investors.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 82% and 79% of net sales for the nine months ended September 30, 2017 and 2016, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names; for the nine months ended September 30, 2017, sales of product for these brands represented 12%, 22%, and 20% of net sales, respectively.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 18% and 21% of net sales for the nine months ended September 30, 2017 and 2016, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Hollister, Oscar de la Renta, and Shanghai Tang brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Italy, Germany, Spain and the United States.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling as well as phasing out underperforming products so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

For the past several years, the economic and political uncertainty and financial market volatility in Eastern Europe, the Middle East and China had a minor negative impact on our business, however our sales in these regions have been improving and we do not anticipate dramatic changes in business conditions for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and accordingly, our business. We believe general economic and other uncertainties still exist in select markets in which we do business, and we monitor these uncertainties and other risks that may affect our business.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, gross margins are positively affected by a strong dollar, because almost 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our current pricing models and currently we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in that territory.

Recent Important Events

Subsequent Event

In 2012, the French government introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax. On October 6, 2017 the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.3 million (€2.8 million) for these taxes paid since 2015. The French government has not yet determined if, how, or when they will reimburse companies who have filed claims. There is even discussion of additional tax measures to offset this cost. Therefore, due to the unknown factors involved in the potential reimbursement of the claim, the Company did not recognize the refund claim in the accompanying financial statements as of September 30, 2017. The Company will continue to monitor future events as they relate to this matter.

License Renewal

In May 2017, the Company, through its majority owned Paris based subsidiary, Interparfums SA, renewed its license agreement for an additional four years with Paul Smith for the creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2017 as Compared to the Three and Nine Months Ended September 30, 2016

Net Sales

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in millions)
European based brand product sales	$134.6	$123.4	9.1%	$361.0	$304.1	18.7%
United States based product sales	34.9	34.2	2.0%	80.7	82.2	(1.8)%
Total net sales	$169.5	$157.6	7.6%	$441.7	$386.3	14.3%

Net sales for the three months ended September 30, 2017 increased 7.6% to $169.5 million, as compared to $157.6 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 5.2%. Net sales for the nine months ended September 30, 2017 increased 14.3% to $441.7 million, as compared to $386.3 million for the corresponding period of the prior year. There was no discernible effect on net sales from changes in foreign currency exchange rates for the nine month period.

European based product sales increased 9.1% and 18.7% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods of the prior year. Montblanc, our largest brand, generated sales of $37.2 million and $99.0 million for the three and nine months ended September 30, 2017, respectively, representing an increase of 13% and 5%, as compared to the corresponding periods of the prior year. The 5% increase in nine month 2017 Montblanc product sales reflects the difficult period comparison, as we achieved a 23% increase in 2016 nine months sales when we launched our highly successful scent, Montblanc Legend Spirit. Our second largest brand, Jimmy Choo, generated sales of $28.2 million and $87.6 million for the three and nine months ended September 30, 2017, respectively, representing an increase of 3% and 24%, as compared to the corresponding periods of the prior year. The increase is due to two recent extensions, Jimmy Choo L’Eau for women and Jimmy Choo Man Ice, as well as from solid sales of the brand’s established collections for men and women. Lanvin brand sales, although down 8% for the 2017 third quarter, are up 14% year-to-date resulting from gains in the brand’s best performing product line, Éclat d’Arpège, coupled with the international launch of Modern Princess. Lanvin brand sales aggregated $19.4 million and $52.4 million for the three and nine months ended September 30, 2017, respectively.

The excellent performance of our two newest brands, Coach and Rochas, is especially gratifying. Coach brand sales rose 34% over the comparable period last year and aggregated $18.6 million and $35.2 million for the three and nine months ended September 30, 2017, respectively. Strong sales of the Coach women’s line which rolled out in 2016, combined with the recent launch of the brand’s signature scent for men, generated the exceptional brand sales growth. Rochas fragrance sales aggregated $9.3 million and $29.6 million for the three and nine months ended September 30, 2017, respectively, representing an increase of 33% and 32%, as compared to the corresponding periods of the prior year. The dramatic increase in Rochas fragrance sales was primarily attributable to the strength of the Eau de Rochas line and the successful rollout of Mademoiselle Rochas in approximately fifteen markets thus far.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based product sales increased 2.0% and decreased 1.8% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods of the prior year. The quarterly and year-to-date comparisons are particularly difficult because in the second quarter of 2016, we commenced international distribution of our first ever Abercrombie & Fitch men’s scent First Instinct and the Hollister fragrance duo, Wave. The 2017 third quarter included initial shipments of Icon Racing by Dunhill and Fantasia by Anna Sui, which are expected to energize sales by U.S. operations for the remainder of the year.

We maintain confidence in our future and we have strengthened advertising and promotional investments supporting most portfolio brands and accelerated brand development. We plan to continue to build upon the strength of our brands and our worldwide distribution network.

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2017	2016

North America	$122.3	$106.4
Western Europe	121.8	115.5
Asia	70.5	61.9
Middle East	41.6	33.8
Central and South America	42.4	35.0
Eastern Europe	35.5	25.0
Other	7.6	8.7
	$441.7	$386.3

Virtually all regions registered strong growth for the nine months ended September 30, 2017, as compared to the corresponding period of the prior year. Some of the strongest performing regions were the laggards of recent years, namely Eastern Europe, the Middle East and Asia which increased 42%, 23% and 14%, respectively. Our largest markets, North America and Western Europe increased 15% and 6%, respectively.

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016

Net sales	$169.5	$157.6	$441.7	$386.3
Cost of sales	66.0	62.8	164.2	145.7

Gross margin	$103.5	$94.8	$277.5	$240.6
Gross margin as a percent of net sales	61%	60%	63%	62%

Gross profit margin was 61% and 63% of net sales for the three and nine months ended September 30, 2017, as compared to 60% and 62% for the corresponding periods of the prior year. For European operations, gross profit margin was 65% and 66% for the three and nine months ended September 30, 2017, as compared to 64% and 66% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

We carefully monitor movements in foreign currency exchange rates as almost 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three and nine months ended September 30, 2017 was 1.17 and 1.11, respectively, as compared to 1.12 for both corresponding periods of the prior year giving rise to a slight decrease in gross margin as a percentage of sales for the three months ended September 30, 2017. This decrease however, was mitigated by increased gross margins from higher product sales made directly to retailers through our own distribution subsidiaries. Increased sales of Rochas brand fragrances was a major contributor as its sales are concentrated in France and Spain, both of which are countries where we distribute directly to retailers.

For U.S. operations, gross profit margin was 47% and 48% for the three and nine months ended September 30, 2017, respectively, as compared to 47% and 49% for the corresponding periods of the prior year. The decrease for the nine months ended September 30, 2017 is primarily the result of a decline in sales of higher margin prestige products for Abercrombie & Fitch and Hollister.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.8 million and $4.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.7 million and $3.9 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016

Selling, general and administrative expenses	$70.3	$62.5	$203.7	$179.3
Selling, general and administrative expenses as a percent of net sales	41%	40%	46%	46%

Selling, general and administrative expenses increased 12% and 14% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 41% and 46% of net sales for the three and nine months ended September 30, 2017, as compared to 40% and 46% for the corresponding periods of the prior year. For European operations, selling, general and administrative expenses increased 16% and 18% for the three and nine months ended September 30, 2017, as compared to the corresponding periods of the prior year and represented 44% and 48% of sales for the three and nine months ended September 30, 2017, as compared to 41% and 48% for the corresponding periods of the prior year. For U.S. operations, selling, general and administrative expenses were 32% and 39% of sales for the three and nine months ended September 30, 2017, as compared to 34% and 40% for the corresponding periods of the prior year.

Promotion and advertising represented 15% and 18% of net sales for the three and nine months ended September 30, 2017, respectively, as compared to 13% and 16% for the corresponding periods of the prior year. Promotion and advertising expenses aggregated $26.2 million and $79.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $20.8 million and $61.9 million for the corresponding periods of the prior year. The increase in 2017 is the result of expenditures incurred within our European operations in connection with new product launches in 2017. We have significant promotion and advertising programs underway for the final quarter of 2017, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2017 net sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $11.2 million and $29.2 million for the three and nine months ended September 30, 2017, respectively, as compared to $11.1 million and $27.7 million for the corresponding periods of the prior year. Royalty expense represented 6.6% of net sales for both the three and nine months ended September 30, 2017, as compared to 7.0% and 7.2% of net sales for the corresponding periods of the prior year. The decline in royalty expense as a percentage of sales relates primarily to a lower minimum guaranteed royalty in the renewal of the S.T. Dupont license and the exit from the Balmain license.

Service fees relating to the activities of our distribution subsidiaries aggregated $2.9 million and $8.2 million for the three and nine months ended September 30, 2017, respectively, as compared to $2.7 million and $7.2 million for the corresponding periods of the prior year. As a percentage of sales, service fees represented 1.7% and 1.9% for the three and nine months ended September 30, 2017, unchanged from that of the corresponding periods of the prior year.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 20% to $73.8 million for the nine months ended September 30, 2017, as compared to $61.3 million for the corresponding period of the prior year. For the three months ended September 30, 2017, income from operations increased 3% to $33.2 million, as compared to $32.3 million for the corresponding period of the prior year. Operating margins were 20% and 17% of net sales for the three and nine months ended September 30, 2017, respectively, as compared to 20% and 16% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.5 million and $2.2 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of the Rochas brand acquisition and for the nine months ended September 30, 2016, includes a $0.2 million loss relating to the interest rate swap as compared to a $0.4 million gain in the 2017 period. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for brand acquisitions. Long-term debt including current maturities aggregated $65.6 million and $84.7 million as of September 30, 2017 and 2016, respectively.

Foreign currency loss aggregated $0.3 and $1.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.3 million and $0.4 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest income aggregated $0.6 million and $2.8 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.8 million and $2.7 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA, and in August 2015 issued a $6.9 million tax adjustment. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued as of March 31, 2016 and income tax expense for the nine months ended September 30, 2016 includes the $1.9 million settlement.

Excluding the 2016 settlement, our effective income tax rate was 33% for both the three and nine months ended September 30, 2017, as compared to 33% and 34% for the corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions. We did not experience any significant changes in tax rates during the period, and none were expected in jurisdictions where we operate.

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income European operations	$18,435	$18,629	$44,347	$33,852
Net income U.S. operations	3,668	2,850	5,134	4,804

Net income	22,103	21,479	49,481	38,656

Less: Net income attributable to the noncontrolling interest	5,026	5,240	12,287	9,252

Net income attributable to Inter Parfums, Inc.	$17,077	$16,239	$37,194	$29,404

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.55	$0.52	$1.19	$0.95
Diluted	$0.55	$0.52	$1.19	$0.94

Weighted average number of shares outstanding:
Basic	31,175	31,080	31,163	31,058
Diluted	31,307	31,171	31,281	31,138

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income increased 3% to $22.1 million for the three months ended September 30, 2017, as compared to $21.5 million for the corresponding period of the prior year. Net income increased 28% to $49.5 million for the nine months ended September 30, 2017, as compared to $38.7 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, selling, general and administrative expenses and the settlement with the French Tax Authorities. As previously discussed, European based product sales increased 19% for the nine months ended September 30, 2017, as compared to the corresponding period of the prior year, while gross profit margins as a percentage of sales for European operations were relatively unchanged and selling general and administrative expenses increased 18% for the period. In addition, for our European operations, net income for the nine months ended September 30, 2016, includes the effect of the $1.9 million income tax settlement with the French Tax Authorities.

With respect to our United States operations, for the nine months ended September 30, 2017, sales declined 2% while gross margin and selling, general and administrative expenses both declined 1% as a percentage of sales, as compared to the corresponding period of the prior year.

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Germany and Spain. Net income attributable to the noncontrolling interest aggregated 27% and 28% of European operations’ net income for the three and nine months ended September 30, 2017, respectively, as compared to 28% and 27% for the corresponding periods of the prior year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

The following table provides a reconciliation of net income attributable to Inter Parfums, Inc. to adjusted net income attributable to Inter Parfums, Inc.

(in thousands except per share data)	Nine Months Ended September 30,
	2017	2016

Net income attributable to Inter Parfums, Inc.	$37,194	$29,404
Nonrecurring tax settlement (net of portion attributable to the noncontrolling interest of $500)	—	1,400

Adjusted net income attributable to Inter Parfums, Inc.	$37,194	$30,804

Adjusted net income attributable to Inter Parfums, Inc. common stockholders:
Basic	$1.19	$0.99
Diluted	$1.19	$0.99

Weighted average number of shares outstanding:
Basic	31,163	31,058
Diluted	31,281	31,138

Liquidity and Capital Resources

The Company’s financial position remains strong. At September 30, 2017, working capital aggregated $377 million and we had a working capital ratio of 3.4 to 1. Cash and cash equivalents and short-term investments aggregated $231 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 88% of the Company’s total assets are held by European operations and approximately $191 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $16.1 million and $12.6 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, working capital items used $70.9 million in cash from operating activities, as compared to $57.0 million in the 2016 period. As usual, the most significant usage for both periods relates to the increase in accounts receivables as of September as compared to that of the prior December year end. This is expected and reflects the seasonality in our business whereby sales in the third quarter are significantly higher than those in the fourth quarter. Although, as set forth on the cash flow statement, accounts receivable shows a 41% increase from 2016 year end, the September 31, 2017 ending balance is reasonable based on third quarter 2017 sales levels and reflects continued strong collection activity as day’s sales outstanding is relatively unchanged at 87 days, as compared to 85 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 28% from 2016 year end and reflect levels needed to support sales expectations and our new product launches.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in investing activities in 2017 reflect the purchase and sales, in our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $62 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal. Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. In December 2016, the Company agreed to a buyout of its Balmain license, effective December 31, 2016, for a payment aggregating €5.4 million (approximately $5.9 million). The Company received the buyout payment in May 2017.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million ($5.9 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2017, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2017 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both September 30, 2017 and September 30, 2016.

In October 2016, the Board of Directors authorized a 13% increase in the annual dividend to $0.68 per share and in October 2017, the Board authorized a further 24% increase in the annual dividend to $0.84 per share. The next quarterly cash dividend of $0.21 per share is payable on January 15, 2018 to shareholders of record on December 29, 2017. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $5.9 million and $4.9 million for the nine months ended September 30, 2017 and 2016, respectively. The annual cash dividends represent a small part of our cash position and are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2017.

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

At September 30, 2017, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $22.6 million and GB £11.5 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on their review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our Company’s disclosure controls and procedures were effective.

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

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 2017, we granted an option to purchase 2,000 shares for a five year period at the exercise price of $40.15 per share, the fair market value of our common stock on the date of grant, to one nonemployee director who was elected to our board of directors for the first time, under our 2004 Nonemployee Director Stock Option Plan. Such option vests 25% each year over a four year period on a cumulative basis. This transaction was exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. The option holder agreed that, if the option is exercised, the option holder would purchase her common stock for investment and not for resale to the public.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	33

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	34

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	35

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	36

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2017.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer