Form 10-K
period 2017-12-31
INTER PARFUMS INC
filed 2018-03-13
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017 or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to               .

Commission file no. 0-16469

Inter Parfums, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:	212.983.2640

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
None	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $622,944,744 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date March 9, 2018: 31,270,893.

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

Our reported results include an impairment loss net of tax expense, and inventory reserve adjustment net of tax expense, both relating to the discontinuance and wind-down of certain of our mass market product lines, adjustment to deferred tax benefit due to the Tax Act, and tax recovery for dividends net of minority interest for 2017, and the nonrecurring tax settlement payment net of minority interest for 2016. Due to the cumulative effect of these nonrecurring items for 2017 and significance and nonrecurring nature of the tax settlement payment for 2016, exclusion of such amounts in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on page 49 of this Form 10-K is an important supplemental measure of operating performance to investors.

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

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4 Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the sole owner of three (3) distribution subsidiaries: Inter Parfums srl for Italy, Inter España Parfums et Cosmetiques, SL, for Spain and Interparfums Luxury Brands, Inc., a Delaware corporation for distribution of prestige brands in the United States. Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances, as well as the majority owner of Inter Parfums Gmbh, a distribution subsidiary for Germany. As of December 31, 2017, our German distribution subsidiary has been replaced by the former minority-owner in such subsidiary, which is now acting as the distributor of our products in Germany. In addition, Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Singapore Pte., Ltd., an Asian sales and marketing office.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and the reports that we file from time to time with the Securities and Exchange Commission.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 81% of net sales for 2017. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

With respect to the Company’s largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2017	2016	2015
Montblanc	21%	23%	21%
Jimmy Choo	18%	17%	20%
Lanvin	11%	12%	15%

United States Operations

Prestige brand fragrance products are also marketed through our United States operations, and represented 19% of sales for the year ended December 31, 2017. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, Hollister, French Connection and Oscar de la Renta brands.

Recent Developments

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license will take effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Jimmy Choo License Renewal

In December 2017, the Company and J Choo Ltd amended their license agreement and extended their partnership through December 31, 2031. Our initial Jimmy Choo license was signed in 2009.

Income Tax Recovery

The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.6 million (€3.2 million) for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim in the accompanying financial statements as of December 31, 2017.

Impairment Loss

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of some of our legacy mass market product lines have been declining for many years and now represent a very small portion of our net sales. During the fourth quarter of 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years. As a result, the Company recorded an impairment loss of $2.1 million as of December 31, 2017, which represented approximately 50% of total intangible assets relating to our mass market product lines. The Company also increased its inventory obsolescence reserves by $0.5 million as of December 31, 2017, to adjust to net realizable value the inventory of the product lines expected to be discontinued.

Paul Smith License Renewal

In May 2017, the Company renewed its license agreement for an additional four years with Paul Smith for the creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued in March 2016.

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

Our licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Abercrombie & Fitch	December 31, 2021
Agent Provocateur	December 31, 2023
Anna Sui	December 31, 2021, plus two 5-year optional terms if certain conditions are met
bebe Stores	June 30, 2020
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Guess	December 31, 2033
Hollister	December 31, 2021
Jimmy Choo	December 31, 2031
Karl Lagerfeld	October 31, 2032
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2021
Repetto	December 31, 2024
S.T. Dupont	December 31, 2019
Van Cleef & Arpels	December 31, 2018, plus a 5-year optional term if certain sales targets are met

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $84 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Fragrance Portfolio

Abercrombie & Fitch— In December 2014, we entered into a 7-year worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and in select Abercrombie & Fitch retail stores. In 2016 we launched a new men’s scent, First Instinct, and during 2017 we launched a women’s version of First Instinct. For the first quarter of 2018, we have scheduled two brand extensions for Abercrombie & Fitch’s First Instinct for men, and in the second half of 2018, we have planned an Abercrombie & Fitch First Instinct extension for women.

Abercrombie & Fitch stands for effortless American style. Since 1892, the brand has been known for high quality apparel and its attention to detail with designs that embody simplicity. For 125 years, the iconic brand has outfitted innovators, explorers and entrepreneurs and today, Abercrombie & Fitch continues to bring its customers iconic, modern classics with an aspirational look, feel, and attitude.

Agent Provocateur— In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under London-based luxury lingerie brand, Agent Provocateur. In 2013, we commenced distribution of selected fragrances within the brand’s legacy fragrance portfolio, and in 2014, we launched our first new Agent Provocateur scents, Fatale and Fatale Pink. In 2016, we introduced Agent Provocateur Aphrodisiaque, our second fragrance family for the brand. An addition to the brand’s signature fragrance collection took place in 2017 with another planned in 2018. Agent Provocateur fragrance sales are concentrated in the United Kingdom and the Middle East.

Agent Provocateur is a brand that is confident, sensual and irreverent. It celebrates and empowers women with a unique brand image renowned for being provocative and yet always leaving something to the imagination.

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

During 2017 Anna Sui brand sales experienced an upturn in sales as economic conditions in China, a strong market for the brand, had been improving. During the economic downturn in China, we maintained our strong advertising and marketing commitment to Anna Sui, which was rewarded as the Chinese economy improved. In addition, the brand’s growing popularity in other Asian countries contributed to the upturn in Anna Sui fragrance sales, which we exploited with a major new product launch Fantasia by Anna Sui, with distribution concentrated across Asia. In the second half of 2018, we will introduce Fantasia Mermaid for Anna Sui. We are currently distributing several lines of product, including top sellers, La Vie de Bohème, Romantica and Secret Wish.

bebe Stores— In July 2008, we entered into an exclusive 6-year worldwide agreement with bebe Stores, Inc., that has been renewed through June 30, 2020, under which we design, manufacture and supply fragrances for company-owned bebe stores in the United States and Canada, as well as select specialty and department stores worldwide. We have incorporated bebe’s signature look into fragrances for the brand’s strong, hip, sexy, and sophisticated clientele. Scents currently available for domestic and international markets include: bebe, bebe Sheer, bebe gold, bebe Glam and bebe Glam 24 Karat. In 2018, Jetset Hollywood and Jetset South Beach are scheduled to debut for the brand.

Boucheron— In December 2010, we entered into an exclusive 15-year worldwide license agreement for the creation, development and distribution of fragrances under the Boucheron brand. Boucheron is the French jeweler “par excellence”. Founded by Frederic Boucheron in 1858, the House has produced some of the world’s most beautiful and precious creations. Today Boucheron creates jewelry and timepieces and, under license from global brand leaders, fragrances and sunglasses. Currently Boucheron operates through over 40 boutiques worldwide as well as an e-commerce site.

Our first new fragrance under the Boucheron brand, Jaïpur Bracelet, debuted in 2012, and Boucheron Place Vendôme, which has a beautiful glasswork bottle with a cabochon, the emblematic stone of House Boucheron, was released in 2013. In 2015, we launched a new fragrance duo for the Boucheron brand around its iconic Quatre ring, Boucheron Quatre. A six scent collection was launched under the Boucheron brand in 2017, and a new member of the collection is planned for 2018.

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

In 2016, we launched our first Coach fragrance, a women’s scent, which has quickly become a top selling prestige fragrance. The 2017 launch of the brand’s signature scent for men produced excellent brand sales growth. For 2018, we will start the year with a companion fragrance for the Coach signature scent for women followed in the second quarter with a new version of the Coach men’s signature scent.

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

We took over production and distribution of Dunhill legacy fragrances beginning in 2013, and we introduced a legacy scent flanker, Desire Black, in 2014. In 2015, we rolled out our new Dunhill scent, Icon, the success of which has made the Dunhill brand our largest and fastest growing brand within our United States based operations. For 2016, we launched several product extensions including Icon Luxury Spray Set and Icon Elite. Building upon the established success of the Icon fragrance family, we launched Icon Racing in September 2017. In the second half of 2018 we will introduce a new Dunhill scent for men called Century.

French Connection— In September 2015, we entered into a 12-year license agreement to create, produce and distribute fragrances and fragrance related products under the French Connection brand names. We took over distribution of selected fragrances within the brand’s existing fragrance portfolio in 2016 and new products are planned for 2018.

French Connection operates in the fashion orientated market place offering a fashion-forward range of quality products at affordable prices. Its customers, typically aged 18-35, appreciate that the brand is at the leading edge of high street fashion and offers quality and style in its products. French Connection designs, produces and distributes branded fashion clothing, accessories and household items for men, women, and children in more than 50 countries around the world and has licensed partners operating French Connection stores across Asia, Australia and the Middle East. French Connection operates retail stores and concessions in the United Kingdom, Europe, United States and Canada and also operates an e-commerce business in each of those territories.

Hollister— In December 2014, we entered into a 7-year worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and in select Hollister retail stores. In 2016 we launched a new men’s and women’s scent, Wave, for Hollister. In summer 2017, we launched a fragrance duo, Wave 2, to complement the Wave franchise by Hollister. Also in the second half of 2018 we will introduce an entirely new fragrance family for Hollister.

The quintessential apparel brand of the global teen consumer, Hollister Co. celebrates the liberating spirit of the endless summer inside everyone.  Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you.

Jimmy Choo— In October 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances under the Jimmy Choo brand, and in December 2017, we entered into an amended license agreement which runs through December 31, 2031.

        Jimmy Choo encompasses a complete luxury accessories brand. Women’s shoes remain the core of the product offer, alongside handbags, small leather goods, scarves, sunglasses, eyewear, belts, fragrance and men’s shoes. Chief Executive Officer Pierre Denis and Creative Director Sandra Choi together share a vision to create one of the world’s most treasured luxury brands. Jimmy Choo has a global store network encompassing more than 150 stores and is present in the most prestigious department and specialty stores worldwide. Jimmy Choo is part of the Michael Kors Holdings Limited luxury fashion group.

        Our first fragrance under the Jimmy Choo brand, a women’s signature scent, rolled out globally in 2011. In 2013, we launched our second Jimmy Choo line, Flash, and in 2014, we debuted Jimmy Choo Man our first men’s scent which ranked in 2015 as the 9th best-selling men’s fragrance in the United States. In 2015, the launch of Jimmy Choo Illicit, our third women’s fragrance under that label hit the market. For 2016, we debuted a new women’s flanker, Jimmy Choo Illicit Flower. In 2017, building on the very strong fragrance family trees of the Jimmy Choo signature scent for women (2011) and Jimmy Choo Man (2014), we successfully launched Jimmy Choo L’Eau for women and Jimmy Choo Man Ice. The brand’s women’s signature scent will add still another member to the family with Jimmy Choo Fever debuting during the summer of 2018.

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

We are seeking to reinvigorate this brand by changing its strategic positioning and instituting new pricing with the launch of a new duo called Les Parfums Matières, which debuted in the second half of 2017. Initial sales of this line have been promising.

Lanvin— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin is currently our third largest brand by sales volume. Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including: Arpège, Lanvin L’Homme, Éclat d’Arpège, Rumeur 2 Rose, Jeanne Lanvin and Modern Princess. Our Éclat d’Arpège line accounts for approximately 50% of this brand’s sales. To capitalize on the success of our Éclat d’Arpège line, in 2015 we launched Éclat d’Arpège Homme as well as Éclat de Fleurs. In late 2016, we released a new women’s line, Lanvin Modern Princess in limited distribution to counteract depressed sales in 2016, primarily owing to market weakness in Russia and China. In 2017, we successfully rolled out broader international distribution of Lanvin Modern Princess and premiered another interpretation of Éclat d’Arpège. In the pipeline for 2018 are new interpretations of Éclat d’Arpège and Modern Princess.

Montblanc—In October 2015, we extended our license agreement with Montblanc by five years. The original agreement, signed in 2010, provided us with the exclusive worldwide license rights to create, produce and distribute fragrances and fragrance related products under the Montblanc brand through December 31, 2020. The new agreement, which went into effect on January 1, 2016, extends the partnership through December 31, 2025 without any material changes in operating conditions from the prior license.

Montblanc has achieved a world-renowned position in the luxury segment and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women’s jewelry, active presence in more than 70 countries, network of more than 350 boutiques worldwide and high standards of product design and quality, Montblanc has grown to be our largest fragrance brand.

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and our second men’s line, Emblem, was launched in 2014. The Emblem line was expanded in 2015 to include Montblanc Emblem Intense and a new women’s scent, Lady Emblem. In 2016, we further extended our successful Montblanc Legend line with a new men’s scent, Montblanc Legend Spirit. For 2017, we continued the rollout of the highly successful launch of Montblanc Legend Spirit and launched Montblanc Legend Night during the 2017 holiday season. For 2018 we will continue the global rollout of Legend Night.

Oscar de la Renta— In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2014, we took over distribution of fragrances within the brand’s legacy fragrance portfolio, and our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, was launched in 2015. For 2016, in addition to several flankers that we launched throughout the year in select markets, we debuted a new men’s fragrance family, Oscar de la Renta Gentlemen. Bella Blanca, a new Oscar de la Renta scent, debuted in early 2018.

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

Paul Smith— In May 2017, the Company renewed its license agreement for an additional four years with Paul Smith for the creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

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

Created in 1947 by Rose Repetto at the request of her son, dancer and choreographer Roland Petit, Repetto is today a legendary name in the world of dance. For a number of years, it has developed timeless and must-have collections with a fully modernized signature style ranging from dance shoes, ballet slippers, flat shoes, and sandals to more recently handbags and high-end accessories.

With Repetto boutiques in several countries throughout the world, the brand has branched out into Asia, notably China, Hong Kong, Singapore, Thailand, South Korea and Japan with a mix of cross-generational appeal and French chic. Our first Repetto fragrance line was launched in 2013 and a floral scent was added in 2015. Despite this brand’s success with footwear, handbags and high-end accessories, fragrance sales have been disappointing due to the lack of brand recognition. Dance with Repetto debuted in the first quarter of 2018.

Rochas— In May 2015, we acquired the Rochas brand from The Procter & Gamble Company. Founded by Marcel Rochas in 1925, the brand began as a fashion house and expanded into perfumery in the 1950s under Hélène Rochas’ direction. This transaction included all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for class 3 (cosmetics) and class 25 (fashion). Substantially the entire €106 million purchase price for the assets acquired (approximately $118 million) was allocated to trademarks with indefinite lives, including approximately $5.4 million in acquisition related expenses.

This acquisition opened a new page in the Company’s history by integrating for the first time both fragrances and fashion. This is allowing us to apply a global approach to managing a fragrance brand with complete freedom in terms of creativity and aesthetic choices, as well as a very high degree of visibility to establish a position of even greater preeminence for Rochas in the luxury goods universe. Rochas brand sales currently include approximately $2.5 million of royalties generated by the fashion and accessory business via its portfolio of license agreements. We have been reviving the nearly century old brand’s luster, and our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch that began in the first quarter of 2017. This success was primarily attributable to the strength of the Eau de Rochas line and the successful rollout of Mademoiselle Rochas in markets beyond the traditional Rochas markets in France and Spain. For Rochas in 2018, we plan to continue the international rollout of Mademoiselle Rochas in additional markets, debut flankers for Eau de Rochas and Mademoiselle Rochas and in 2019, launch our first new men’s line.

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

Van Cleef & Arpels fragrances in current distribution include: First, Van Cleef pour Homme, Tsar, Van Cleef, Féerie, Collection Extraordinaire, and Rêve. For 2016, we launched a new men’s line, In New York, and a new women’s line, So First. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. For 2017 we introduced a new addition to the Van Cleef & Arpels Collection Extraordinaire assortment and for 2018, we are looking to add new lines to the collection. We are in discussions for an extension of the Van Cleef & Arpels license, and although we expect to agree to an extension, we cannot assure you that one will be reached.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past twenty years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, during 2014, we signed fragrance licenses for Abercrombie & Fitch and Hollister brands; in 2015, we signed fragrance licenses for Coach and French Connection, extended our Montblanc fragrance license and purchased the Rochas brand, and in 2016, we extended the terms of our S.T. Dupont and bebe licenses. In 2017, we extended our Jimmy Choo license through December 31, 2031 and our Paul Smith license until December 2021 and in February 2018, we signed a license agreement with GUESS?, Inc. As of December 31, 2017, we had cash, cash equivalents and short-term investments of approximately $278 million, which we believe should assist us in entering new brand licenses or out-right acquisitions. However, we cannot assure you that we will be able to enter into any future agreements, or acquire brands or assets on terms favorable to us, or if we do, that any such transaction will be successful. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We intend to selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, and in addition to our arrangements with third party distributors globally, we have formed and are operating distribution subsidiaries in the major markets of the United States, France, Italy and Spain for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières ), caps (Qualipac , ALBEA, RPC, Codiplas, LF Beauty, Texen Group)) or boxes (Autajon , MMPP, Nortier, Draeger)

●	Production specialists who carry out packaging (CCI, Edipar , Jacomo, SDPP, MF Productions, Biopack) or logistics (Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European operations are primarily settled in euro and for our United States operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European operations, prestige fragrances, components and contract filling needs are purchased from many different suppliers located around the world. For United States operations, components for our prestige fragrances are primarily sourced, produced and filled in the United States, and our mass market products are primarily manufactured, produced or filled in the United States or China.

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

As our business is a global one, we intend to continue to build our global distribution footprint. For distribution of brands within our European based operations we operate through our distribution subsidiaries in the major markets of the United States, France, Italy and Spain, in addition to our arrangements with third party distributors globally. Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 100 countries around the world.

Almost 45% of our European based prestige fragrance net sales are denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

The business of our European operations has become increasingly seasonal due to the timing of shipments by our majority-owned distribution subsidiaries to their customers, which are weighted to the second half of the year.

For our United States operations, we distribute product to retailers and distributors in the United States as well as internationally, including duty free and other travel-related retailers. We utilize our in-house sales team to reach our third party distributors and customers outside the United States. In addition, the business of our United States operations has become increasingly seasonal as shipments are weighted toward the second half of the year.

 Geographic Areas

United States export sales were approximately $71.4 million, $77.5 million and $66.3 million in 2017, 2016 and 2015, respectively. Consolidated net sales to customers by region are as follows:

(in thousands)	Year ended December 31,
	2017	2016	2015
North America	$176,900	$149,000	$125,700
Europe	214,800	194,700	170,600
Central and South America	51,200	44,000	41,100
Middle East	50,500	41,600	41,900
Asia	88,000	81,300	78,200
Other	9,900	10,500	11,000

	$591,300	$521,100	$468,500

Consolidated net sales to customers in major countries are as follows:

(in thousands)	Year Ended December 31,
	2017	2016	2015
United States	$173,000	$144,000	$122,000
United Kingdom	$33,000	$31,000	$32,000
France	$44,000	$47,000	$34,000

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

 Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European operations maintain product liability coverage in an amount of €20.0 million (approximately $24.0 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Agent Provocateur
●	Anna Sui
●	bebe
●	Boucheron
●	Coach
●	Dunhill
●	French Connection
●	Guess (effective April 1, 2018)
●	Hollister
●	Jimmy Choo
●	Jordache
●	Karl Lagerfeld
●	Montblanc
●	Oscar de la Renta
●	Paul Smith
●	Repetto
●	S.T. Dupont
●	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin
●	Intimate
●	Aziza

Employees

As of March 1, 2018, we had 355 full-time employees worldwide. Of these, 266 are full-time employees of our European operations, with 109 employees engaged in sales activities and 157 in administrative, production and marketing activities. Our United States operations have 89 employees, and of these, 13 were engaged in sales activities and 76 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Uncertainties and deterioration in the global credit markets as evidenced by previous reductions in sovereign credit ratings in the United States and Europe, could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. While thus far, uncertainties in global credit markets have not significantly affected our access to credit due to our strong credit rating, a further deterioration in global financial markets could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

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

Terrorist attacks, acts of war or military actions, other civil unrest or natural disasters may adversely affect territories in which we operate, and therefore affect our business, financial condition and operating results.

Terrorist attacks such as those that have occurred in Paris, France where we have our European headquarters, amongst other locations, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East, the Ukraine and Africa or natural disaster, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

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

We operate on a global basis, with a substantial portion of our net sales and net income generated outside the United States, and we anticipate for the foreseeable future that a substantial portion of our net sales and net income will be generated outside the United States. A substantial portion of our cash, cash equivalents and short-term investments that result from these earnings remain outside the United States. Foreign operations are subject to many risks and uncertainties, including:

●              changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

●             adverse weather conditions, social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

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

A substantial portion of our European operations’ net sales (almost 45%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments for all major currencies with which we operate. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, other countries or the European Union might also have a material adverse effect on our operating results.

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

Our fragrances are subject to the approval of the Bureau of Alcohol, Tobacco and Firearms as a result of the use of specially denatured alcohol. So far, we have not experienced any difficulties in obtaining the required approvals.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of annual net sales and earnings per share. Accordingly, we provide guidance as to our expected annual net sales, and earnings per share, which is updated as appropriate throughout the year. While we generally provide updates to our guidance when we report our results each fiscal quarter if called for, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, longer-term guidance that we may from time to time provide is based on goals that we believe, at the time guidance is given, are reasonably attainable.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations or expectations regarding other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect. Such a list is included, among other places, in our earnings press releases (by reference to our periodic filings with the Securities and Exchange Commission) and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Forms 10-Q). These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 15th Floor, New York, NY 10176	16,800 square feet	April 30, 2024

Distribution center	60 Stults Road Dayton, NJ 08810	140,000 square feet	October 31, 2018

Corporate Office for Inter Parfums USA Hong Kong Limited	Leighton Centre 77 Leighton Road Causeway Bay, Hong Kong Suite 1413	9,685 square feet	June 20, 2020

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl. Paris, France	544 square meters	September 2026	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	March 2023	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl.- left Paris, France	155 square meters	March 2022	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl.-Right Paris, France	157 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl.- Left Paris, France	60 square meters	September 2026	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the “Le Bosc Hetrel” business park	31,000 square meters	May 2020	NA

Rochas Studio & Production Department	1 Rond Point des Champs Elysees 2nd Fl. Paris, France	755 square meters	June 2021	Lessee has early termination right every 3 years on 6 months’ notice

Office Space – Singapore regional office, for Asia-Pacific region European operations	163 Penang Road, #06-03/04 Winsland House 2, Singapore 238463	2,900 square feet	November 2019	NA

Office Space-US Distribution for European operations	112 Madison Ave. New York, NY 10016	7,500 square feet	October 2024	Lessee has (i) early termination rights at the 5 year mark with 9 months’ notice; (ii) renewal option for 5 year term with 11-14 months’ notice; (iii) right of first offer on the 11th floor

Interparfums SA has had an agreement with Bolloré Logistics (and its predecessor, Sagatrans, S.A.) for warehousing and distribution services for several years. The current agreement with Bolloré Logistics for warehousing and distribution services expires on December 31, 2020. Service fees payable to Bolloré Logistics are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid were €4.2 million in 2017, €4.3 million in 2016 and €3.4 million in 2015.

We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any material lawsuits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Market for Our Common Stock

Our Company’s common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “IPAR”. The following table sets forth in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2017	High Closing Price	Low Closing Price
Fourth Quarter	46.30	41.05
Third Quarter	42.10	35.55
Second Quarter	38.50	34.25
First Quarter	37.65	31.55

Fiscal 2016	High Closing Price	Low Closing Price
Fourth Quarter	36.40	29.40
Third Quarter	35.07	27.05
Second Quarter	31.71	27.19
First Quarter	32.47	20.37

As of February 20, 2018, the number of record holders, which include brokers and broker’s nominees, etc., of our common stock was 39. We believe there are approximately 10,400 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: Avon Products Inc., CCA Industries, Inc., Colgate-Palmolive Co., Estée Lauder Companies, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Procter & Gamble Co., Revlon, Inc., Spectrum Brands Holdings, Inc., Stephan Co., Summer Infant, Inc. and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/12	12/13	12/14	12/15	12/16	12/17

Inter Parfums, Inc.	100.00	189.53	147.64	130.52	183.07	247.27
NASDAQ Composite	100.00	141.63	162.09	173.33	287.19	242.29
Peer Group	100.00	125.49	141.67	134.73	141.06	162.00

Dividends

In January 2016, our Board of Directors authorized a 15% increase in the cash dividend to $0.60 per share on an annual basis. In October 2016, our Board of Directors authorized a 13% increase in the annual dividend to $0.68 per share. In October 2017, our Board of Directors authorized a 24% increase in the annual dividend to $0.84 per share. The next quarterly cash dividend of $0.21 per share is payable on April 13, 2018 to shareholders of record on March 30, 2018.

Sales of Unregistered Securities

In October, November, December 2017 and February 2018, our non-employee directors exercised stock options to purchase an aggregate of 4,625 shares of restricted common stock. These transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements, and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2017	2016	2015	2014	2013
Income statement data:
Net sales	$591,251	$521,072	$468,540	$499,261	$563,579
Cost of sales	214,965	194,601	179,069	212,224	234,800
Selling, general and administrative expenses	295,540	258,787	228,268	233,634	250,025
Operating income	78,623	66,678	61,203	53,403	78,754
Income before taxes	78,065	67,074	60,496	56,715	80,646
Net income attributable to the noncontrolling interest	13,659	9,917	8,532	7,909	11,755
Net income attributable to Inter Parfums, Inc.	41,594	33,331	30,437	29,436	39,211
Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$1.33	$1.07	$0.98	$0.95	$1.27
Diluted	$1.33	$1.07	$0.98	$0.95	$1.27
Weighted average common shares outstanding:
Basic	31,172	31,072	30,996	30,931	30,764
Diluted	31,305	31,176	31,100	31,060	30,954

Depreciation and amortization	$11,914	$15,341	$9,078	$10,166	$11,110

	As at December 31,
(In thousands except per share data)	2017	2016	2015	2014	2013

Balance sheet and other data:
Cash and cash equivalents	$208,343	$161,828	$176,967	$90,138	$125,650
Short-term investments	69,899	94,202	82,847	190,152	181,677
Working capital	382,171	337,977	337,674	382,935	399,344
Total assets	777,772	682,409	687,659	604,506	664,058
Short-term bank debt	-0-	-0-	-0-	298	6,104
Long-term debt (including current portion)	60,579	74,562	98,606	-0-	-0-
Inter Parfums, Inc. shareholders’ equity	433,298	370,391	365,587	382,065	407,211
Dividends declared per share	$0.72	$0.62	$0.52	$0.48	$0.96

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 81%, 78% and 77% of net sales for 2017, 2016 and 2015, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

With respect to the Company’s largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc and Jimmy Choo brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2017	2016	2015
Montblanc	21%	23%	21%
Jimmy Choo	18%	17%	20%
Lanvin	11%	12%	15%

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 19%, 22% and 23% of net sales in 2017, 2016 and 2015, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Hollister and Oscar de la Renta brands.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Italy, Germany, Spain and the United States.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling as well as by phasing out underperforming products so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

For the past several years, the economic and political uncertainty and financial market volatility in Eastern Europe, the Middle East and China had a minor negative impact on our business, but our sales in these regions have been improving and we do not anticipate dramatic changes in business conditions for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and accordingly, our business. We believe general economic and other uncertainties still exist in select markets in which we do business, and we monitor these uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because almost 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our pricing models and we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in the territory.

Recent Important Events

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license will take effect on April 1, 2018, and our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Income Tax Recovery

The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.6 million (€3.2 million) for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim in the accompanying financial statements as of December 31, 2017.

Impairment Loss

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of some of our legacy mass market product lines have been declining for many years and now represent a very small portion of our net sales. During the fourth quarter of 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years. As a result, the Company recorded an impairment loss of $2.1 million as of December 31, 2017, which represented approximately 50% of total intangible assets relating to our mass market product lines. The Company also increased its inventory obsolescence reserves by $0.5 million as of December 31, 2017, to adjust to net realizable value the inventory of the product lines expected to be discontinued.

Jimmy Choo License Renewal

In December 2017, the Company and J Choo Ltd amended their license agreement and extended their partnership through December 31, 2031. Our initial Jimmy Choo license was signed in 2009.

Paul Smith License Renewal

In May 2017, the Company renewed its license agreement for an additional four years with Paul Smith for the creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued in March 2016.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty stores, and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. We recognize revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured and product is shipped or risk of ownership has been transferred to and accepted by the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.22%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record further impairment charges, the amount of which could be material to our results of operations.

At December 31, 2017 indefinite-lived intangible assets aggregated $129.0 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2017 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value

Weighted average cost of capital	+10%	$(24.4)
Weighted average cost of capital	-10%	$30.7
Future sales levels	+10%	$22.3
Future sales levels	-10%	$(22.3)

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net income at that time. Accrued interest and penalties are included within the related tax asset or liability in the accompanying financial statements. In addition, the Company follows the provisions of uncertain tax positions as addressed in ASC topic 740.

Quantitative Analysis

During the three-year period ended December 31, 2017, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2017, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.3 million and selling, general and administrative expenses would have changed by approximately $0.04 million. The collective impact of these changes on 2017 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted common share would be an increase or decrease of approximately $0.4 million, $0.2 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2017	% Change	2016	% Change	2015

European based product sales	$476.5	18%	$404.0	11%	$362.7
United States based product sales	114.8	(2)%	117.1	11%	105.8

Total net sales	$591.3	13%	$521.1	11%	$468.5

Net sales increased 13% in 2017 to $591.3 million, as compared to $521.1 million in 2016. At comparable foreign currency exchange rates, net sales increased 12%. Net sales increased 11% in 2016 to $521.1 million, as compared to $468.5 million in 2015. At comparable foreign currency exchange rates, net sales increased 12%. The average U.S. dollar/euro exchange rates were 1.13 in 2017 and 1.11 in both 2016 and 2015.

European based prestige product sales increased 18% in 2017 to $476.5 million, as compared to $404.0 million in 2016. At comparable foreign currency exchange rates, European based prestige product sales increased 16% in 2017. European based prestige product sales increased 11% in 2016 to $404.0 million, as compared to $362.7 million in 2015. At comparable foreign currency exchange rates, European based prestige product sales increased 12.5% in 2016.

Net sales in 2017 were stronger than our original expectations, with our new Coach for Men fragrance contributing much of the upside surprise. Coach brand sales, which commenced in the second half of 2016, increased 149% in 2017 reaching $57.5 million, as compared to $23.1 million in 2016, quickly making it our fourth largest brand. Rochas, another of our newer brands, also performed quite well with the 2017 launch of our first new fragrance, Mademoiselle Rochas. Rochas brand sales aggregated $46.2 million, up 34% in 2017, as compared to $34.6 in 2016. Our three largest brands, Montblanc, Jimmy Choo and Lanvin, achieved year-over-year sales growth of 4%, 20%, and 5%, respectively.

In 2016, Montblanc led the way in sales growth reaching $121.7 million in brand sales, a 25% increase from the prior year. The successful launch of Montblanc Legend Spirit and the continued popularity of the original Legend line were important contributors to Montblanc brand sales. Our newer brands were also contributors to the increase in net sales. Coach brand sales were well ahead of expectations generating $23.1 million in incremental sales. Strong demand for the Eau de Rochas and Rochas Man lines in Spain and France contributed to the successful integration of Rochas, and brand sales aggregated $32.3 million in 2016. In the absence of a major new product launch, Jimmy Choo fragrance sales declined 2% in 2016 as the bar was set unusually high in 2015 when brand sales were up 18% compared to the preceding year. Lanvin brand sales declined 13% in 2016 as that brand’s product sales continue to be affected by the economic slowdowns in its two flagship markets of Russia and China.

We maintain confidence in our future as we continue to strengthen advertising and promotional investments supporting all portfolio brands, accelerate brand development and build upon the strength of our worldwide distribution network. With continued sales of our legacy scents combined with product launches for many of our brands, including Jimmy Choo, Lanvin, Coach, Van Cleef & Arpels and Boucheron, we look for continued sales growth in 2018.

United States based product sales aggregated $114.8 million in 2017, representing a slight decline from 2016, where a high bar was set with sales up 11% to $117.1 million, as compared to $105.8 million in 2015. International distribution of our first new Abercrombie & Fitch men’s scent, First Instinct, and the Hollister duo, Wave, were major contributors to our top line growth in 2016 as they were rolled out into international markets throughout 2016 and made sales comparisons for 2017 difficult. Nonetheless, sales of Oscar de la Renta’s signature scent, and initial shipments of Icon Racing by Dunhill and Fantasia by Anna Sui, energized U.S. operations sales in 2017.

We have an active year planned for our U.S. operations in 2018. Oscar de la Renta has introduced a new women’s scent, Bella Blanca, and Dunhill will launch its new scent, Century. Abercrombie & Fitch will have several brand extensions introduced throughout the year, and we will launch Free Wave, a brand extension for the Hollister Wave collection coming to market early in the year. We also have a complete new Hollister fragrance family launching this summer. In addition, we have Fantasia Mermaid, a brand extension for Anna Sui in the works.

Lastly, we hope to benefit our worldwide operations from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2017	2016	2015
	(in millions)

North America	$176.9	$149.0	$125.7
Western Europe	165.4	153.6	123.6
Eastern Europe	49.4	41.1	47.0
Central and South America	51.2	44.0	41.1
Middle East	50.5	41.6	41.9
Asia	88.0	81.3	78.2
Other	9.9	10.5	11.0
	$591.3	$521.1	$468.5

Virtually all regions registered strong growth for the year ended December 31, 2017, as compared to 2016. Some of the strongest performing regions were the laggards of recent years, namely Eastern Europe, the Middle East and Asia, which increased 20%, 21% and 8%, respectively. Our largest markets, North America and Western Europe increased 18% and 8%, respectively.

In 2016, we continued to feel the effect of negative market conditions in Eastern Europe, the Middle East and China, while Western Europe and North America continued to perform well.

Gross Margins

	Years ended December 31,
	2017	2016	2015
	(in millions)

Net sales	$591.3	$521.1	$468.5
Cost of sales	215.0	194.6	179.0
Gross margin	$376.3	$326.5	$289.5
Gross margin, as a percent of net sales	63.6%	62.7%	61.8%

As a percentage of net sales, gross profit margin was 63.6%, 62.7%, and 61.8% in 2017, 2016 and 2015, respectively. For European operations, gross profit margin as a percentage of net sales was 67%, 66% and 65% in 2017, 2016 and 2015, respectively. The margin fluctuation for European operations in 2017 and 2016 is primarily the result of increased product sales, much of which was through our distribution subsidiaries that sell product directly to retailers. In addition to increased sales of Montblanc, Jimmy Choo and Coach product sold through our United States distribution subsidiary, the Rochas brand was also a major contributor as its sales are concentrated in France and Spain, both of which are countries where we distribute directly to retailers.

We carefully monitor movements in foreign currency exchange rates as almost 45% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.13 in 2017 and 1.11 in both 2016 and 2015. Currency fluctuation had only a minor effect on gross margin as a percentage of sales in our European operations for 2017 and 2016.

For United States operations, gross profit margin was 49.3%, 49.7% and 49.9% in 2017, 2016 and 2015, respectively. The slight fluctuation in gross margin is the result of higher promotional product sales within the overall sales mix.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales and aggregated $33.8 million, $30.0 million and $25.4 million in 2017, 2016 and 2015, respectively, and represented 5.7%, 5.8% and 5.4% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $5.9 million, $5.1 million and $4.7 million in 2017, 2016 and 2015, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2017	2016	2015
	(in millions)

Selling, general & administrative expenses	$295.5	$258.8	$228.3
Selling, general & administrative expenses as a percent of net sales	50%	50%	49%

Selling, general and administrative expenses increased 14% in 2017 as compared to 2016 and increased 13% in 2016 as compared to 2015. As a percentage of sales, selling, general and administrative expenses were 50% in both 2017 and 2016, and 49% in 2015. For European operations, selling, general and administrative expenses increased 18% in 2017, as compared to 2016 and represented 53% of sales in both 2017 and 2016. As discussed in more detail below, the 2017 and 2016 increases, which are in line with the increase in sales for European operations, are primarily from increased promotion and advertising expenditures.

For United States operations, selling, general and administrative expenses decreased 2% in 2017 and represented 38% of sales in both 2017 and 2016. This decrease is in line with slight decline in sales for our U.S. operations.

Promotion and advertising included in selling, general and administrative expenses aggregated $123.7 million, $99.0 million and $83.8 million in 2017, 2016 and 2015, respectively. Promotion and advertising as a percentage of sales represented 20.9%, 19.0% and 17.9% of net sales in 2017, 2016 and 2015, respectively. As planned, we invest heavily in promotional spending to support new product launches and continued worldwide building of brand awareness for our brand portfolio.

Royalty expense included in selling, general and administrative expenses aggregated $39.6 million, $37.8 million and $33.8 million in 2017, 2016 and 2015, respectively. Royalty expense as a percentage of sales represented 6.7%, 7.3% and 7.2% of net sales in 2017, 2016 and 2015, respectively. The decline in 2017 as a percentage of sales, relates primarily to a lower minimum guaranteed royalty in connection with the renewals of two licenses as well as the 2016 exit from the Balmain license.

Service fees, which are fees paid within our European operations to third parties relating to the activities of our distribution subsidiaries, aggregated $11.7 million, $9.9 million and $12.3 million in 2017, 2016 and 2015, respectively. The 2017 increase is in line with increased sales of European operations, while the 2016 decreased is a result of our U.S. distribution subsidiary, Interparfums Luxury Brands, Inc.’s 2016 conversion to an in-house sales team model. However, much of this savings was mitigated by an increase in compensation costs of the in-house sales team.

Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating €5.4 million (approximately $5.7 million). As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016.

Impairment Loss

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of some of our legacy mass market product lines have been declining for many years and now represent a very small portion of our net sales. During the fourth quarter of 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years. As a result, the Company recorded an impairment loss of $2.1 million as of December 31, 2017.

Product sales of our Karl Lagerfeld brand had not met with our original expectations. During the fourth quarter of 2016, the Company recorded an impairment loss of $5.7 million as of December 31, 2016.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins, selling, general and administrative expenses, buyout of license and impairment loss, income from operations increased 18% to $78.6 million in 2017 as compared to 2016, after increasing 9% to $66.7 million in 2016 from $61.2 million in 2015. Operating margins aggregated 13.3%, 12.8% and 13.1% for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the gain on buyout of license in 2016 and impairment losses in both 2017 and 2016, as well as the $0.5 million inventory reserve in 2017, income from operations would have aggregated $80.2 million, an increase of 18.5%, compared to 2016, and in 2016, income from operations would have aggregated $67.7 million, an increase of 10.6%, compared to 2015. Operating margins would have aggregated 13.6%, 13.0% and 13.1% for the years ended December 31, 2017, 2016 and 2015, respectively. In summary, excluding nonrecurring items during the past two years, the increase in gross margin was mitigated by an increase in selling, general and administrative expenses, primarily promotion and advertising expenditures, explaining the effect on operating margin. The Company plans to continue to increase sales without a substantial increase in fixed costs. Our goal is to reach an operating margin of at least 14%.

Other Income and Expenses

Interest expense aggregated $2.0 million, $2.3 million and $2.8 million in 2017, 2016 and 2015, respectively. Interest expense is primarily related to the financing of the Rochas brand acquisition. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Loans payable – banks and long-term debt including current maturities aggregated $60.6 million, $74.6 million and $98.6 million as of December 31, 2017, 2016 and 2015, respectively.

Foreign currency losses aggregated $1.5 million, $0.6 million and $0.9 million in 2017, 2016 and 2015, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 45% of 2017 net sales of our European operations were denominated in U.S. dollars.

Interest and dividend income aggregated $3.0 million, $3.3 million and $3.0 million in 2017, 2016 and 2015, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that will affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) limitations on the deductibility of certain executive compensation; (v) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vi) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for certain elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the Company has recorded a tax expense of $1.1 million for the year ended December 31, 2017. This estimate consists of no expense for the one-time transition tax and an expense of $1.1 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the Company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either: (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structure, which are not currently known. Accordingly, the Company has not made any adjustments related to potential GILTI tax in our financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI. The Company will continue to analyze the full effects of the Tax Act on its financial statements. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions the Company has made, future guidance that may be issued and actions the Company may take as a result of the law.

Our effective income tax rate was 29.2%, 35.5% and 35.6% in 2017, 2016 and 2015, respectively. The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.6 million (€3.2 million) for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim in the accompanying financial statements as of December 31, 2017.

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

Excluding the effects of the Tax Act, the 2017 claim for refund and the 2016 settlement, our effective tax rate was 32.4%, 32.7% and 35.6% in 2017, 2016 and 2015, respectively. The adoption in 2016 of Accounting Standards Update 2016-09 (“ASU 2016-09”) resulted in the recognition of excess tax benefits of $0.7 million and $0.4 million in 2017 and 2016, respectively. In addition, since 2016 the effective tax rate for European operations was favorably impacted by approximately 1.5%, due to lower tax rates in France, Spain, and the United States.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2017	2016	2015
	(In thousands except share and per share data)

Net income attributable to European operations	$48,236	$35,037	$31,328
Net income attributable to United States operations	7,017	8,211	7,641
Net income	55,253	43,248	38,969
Less: Net income attributable to the noncontrolling interest	13,659	9,917	8,532
Net income attributable to Inter Parfums, Inc.	$41,594	$33,331	$30,437
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.33	$1.07	$0.98
Diluted	1.33	1.07	0.98
Weighted average number of shares outstanding:
Basic	31,172,285	31,072,328	30,996,137
Diluted	31,305,101	31,175,598	31,100,215

Net income has continued to increase over the past three years and aggregated $55.3 million, $43.2 million and $39.0 million in 2017, 2016 and 2015, respectively. Net income attributable to European operations was $48.2 million, $35.0 million and $31.3 million in 2017, 2016 and 2015, respectively, while net income attributable to United States operations was $7.0 million, $8.2 million and $7.6 million in 2017, 2016 and 2015, respectively. The significant fluctuations in net income for European operations in are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses, buyout of license, impairment loss, the French tax refund as well as the French tax settlement.

For United States operations in 2017, net income, excluding the effect of the $2.1 million impairment loss and $0.5 million inventory reserve, was in line with that of the prior year. In 2016, sales increased 11% while gross margins as a percentage of sales were unchanged and selling, general and administrative expenses increased 9%, as compared to the corresponding period of the prior year.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is related to the profitability of our European operations, and aggregated 28.3% of European operations net income in both 2017 and 2016 and 27.2% in 2015. Net income attributable to Inter Parfums, Inc. aggregated $41.6 million, $33.3 million and $30.4 million in 2017, 2016 and 2015, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 7.0%, 6.4% and 6.5% in 2017, 2016 and 2015, respectively.

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

Adjusted Net Income Attributable to Inter Parfums, Inc. Reconciliation

Adjusted net income attributable to Inter Parfums, Inc. is defined as net income attributable to Inter Parfums, Inc., plus the previously discussed impairment loss net of tax expense, and inventory reserve adjustment net of tax expense, both relating to the discontinuance of certain of our mass market product lines, the adjustment to deferred tax benefit due to the Tax Act, and the tax recovery for dividends net of minority interest for 2017, and the nonrecurring tax settlement payment net of minority interest for 2016. We believe that certain investors would consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance.

The following table provides a reconciliation of net income attributable to Inter Parfums, Inc. to adjusted net income attributable to Inter Parfums, Inc. for the periods indicated.

	Year ended December 31,
	2017	2016	2015
	(In thousands except share and per share data)

Net income attributable to Inter Parfums, Inc.	$41,594	$33,331	$30,437
Impairment loss (net of tax expense of $828)	1,295	—	—
Inventory reserve adjustment (net of tax expense of ($195)	305	—	—
Adjustment to deferred tax benefit due to Tax Act	1,087	—	—
Tax recovery for dividends (net of minority interest of $973)	(2,590)	—	—
Nonrecurring tax settlement payment (net of minority interest of $500)	—	1,400	—
Adjusted net income attributable to Inter Parfums, Inc.	$41,691	$34,731	$30,437
Adjusted net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.34	$1.12	$0.98
Diluted	1.33	1.11	0.98
Weighted average number of shares outstanding:
Basic	31,172,285	31,072,328	30,996,137
Diluted	31,305,101	31,175,598	31,100,215

Liquidity and Capital Resources

The Company’s financial position remains strong. At December 31, 2017, working capital aggregated $382 million and we had a working capital ratio of almost 3.3 to 1. Cash and cash equivalents and short-term investments aggregated $278 million most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 89% of the Company’s total assets are held by European operations. In addition to $265 million of the cash and cash equivalents and short-term investments referred to above, approximately $193 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $35.9 million, $54.6 million and $50.1 million in 2017, 2016 and 2015, respectively. In 2017, working capital items used $32.5 million in cash from operating activities, as compared to $0.2 million in 2016 and $0.6 million in 2015. Although accounts receivable is up from that of the prior year, days sales outstanding continued to improve to 67 days in 2017, as compared to 71 days and 75 days in 2016 and 2015, respectively. Inventory days on hand aggregated 189 days in 2017, as compared to 185 days in 2016 and 213 days in 2015, respectively. Fluctuations are primarily a function of new product launch dates.

Cash flows used in investing activities reflect the purchase and sales of short-term investments by our European operations. These investments are primarily certificates of deposit with maturities greater than three months. At December 31, 2017, approximately $69 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spent approximately $3.0 million on capital expenditures including tools and molds, needed to support our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. In December 2016, the Company agreed to a buyout of its Balmain license, effective December 31, 2016, for a payment aggregating €5.4 million (approximately $5.9 million). The Company received the buyout payment in May 2017.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million (approximately $6.0 million) plus interest. This term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2017, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2018 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.0 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2017 and 2016.

In January 2015, our Board of Directors authorized an 8% increase to $0.52 per share. In January 2016, the Board of Directors authorized a 15% increase in the annual dividend to $0.60 per share, in October 2016, our Board of Directors authorized a 13% increase in the annual dividend to $0.68 per share and in October 2017 our Board of Directors authorized a further 24% increase in the annual dividend to $0.84 per share. The next quarterly cash dividend of $0.21 per share is payable on April 13, 2018 to shareholders of record on March 30, 2018. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $27.2 million, $22.9 million and $19.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The cash dividends to be paid in 2018 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2017.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$60,579	$24,372	$36,207	$-0-	$-0-
Operating Leases	$25,748	$5,835	$8,136	$6,614	$5,163
Purchase Obligations(1)	$1,877,029	$136,345	$311,600	$322,055	$1,107,029
Total	$1,963,356	$166,552	$355,943	$328,669	$1,112,192

(1)

Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2017, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2017, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $10.1 million, GB £8.0 million and JPY ¥18.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2017

 (In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$143,058	$129,136	$169,531	$149,526	$591,251
Gross margin	90,070	83,943	103,472	98,801	376,286
Net income	18,167	9,211	22,103	5,772	55,253
Net income attributable to Inter Parfums, Inc.	13,373	6,744	17,077	4,400	41,594
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.43	$0.22	$0.55	$0.14	$1.33
Diluted	$0.43	$0.22	$0.55	$0.14	$1.33
Weighted average common shares outstanding:
Basic	31,145	31,169	31,175	31,200	31,172
Diluted	31,254	31,281	31,307	31,378	31,305

Quarterly Data (Unaudited)

For the Year Ended December 31, 2016

 (In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$111,522	$117,157	$157,622	$134,771	$521,072
Gross margin	71,317	74,428	94,832	85,894	326,471
Net income	9,448	7,729	21,479	4,592	43,248
Net income attributable to Inter Parfums, Inc.	7,334	5,831	16,239	3,927	33,331
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.24	$0.19	$0.52	$0.13	$1.07
Diluted	$0.24	$0.19	$0.52	$0.13	$1.07
Weighted average common shares outstanding:
Basic	31,039	31,055	31,080	31,072	31,072
Diluted	31,115	31,160	31,197	31,231	31,176

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent auditor, Mazars USA LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Inter Parfums, Inc’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets and the related statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”) of the Company, and our report dated March 13, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

March 13, 2018

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
François Heilbronn	Director
Robert Bensoussan	Director
Patrick Choël	Director
Michel Dyens	Director
Veronique Gabai-Pinsky	Director
Frederic Garcia-Pelayo	Executive Vice President and Chief Operating Officer of Interparfums SA

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 15 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2017, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors.

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

During 2017, our board of directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2017, the Audit Committee consisted of Messrs. Heilbronn, Levy and Choël, until Mr. Levy retired in September 2018, when he was replaced by Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our company’s website.

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

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2017, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël, until Mr. Levy retired in September 2018, when he was replaced by Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●	Nominating Committee – During 2017, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël, until Mr. Levy retired in September 2018, when he was replaced by Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

In January 2018 our board of directors adopted a board diversity policy, which provides that the selection of candidates for appointment to our board will be based on an overriding emphasis on merit, but the Nominating Committee will seek to fill board vacancies by considering candidates that bring a diversity of background and industry or related expertise to our board. The Nominating Committee is to consider an appropriate level of diversity having regard for factors such as skills, business and other experience, education, gender, age, ethnicity and geographic location. A copy of the board diversity policy is posted on our company’s website.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 57, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 59, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 61, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 56 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 57, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 59, has been a Director since March 1997, and also is an independent director. Mr. Bensoussan is the co-founder of Sirius Equity, a retail and branded luxury goods investment company. Since 2008, Sirius has invested in UK shoe and clothing retailer LK Bennett, Italian sportswear retailer and wholesaler Jeckerson Spa and feelunique.com, Europe’s largest online beauty retailer. Mr. Bensoussan served previously as Executive Chairman and CEO of LK Bennett and is now Non-Executive Chairman. He has also acted as the Non-Executive Chairman of Jerkerson Spa since May 2008 and of feelunique.com since December 2012. Mr. Bensoussan is a board member of lululemon athletica inc. He is also a member of three private Boards, including Men’s retailer Celio International (Belgium), Zen Cars (Belgium), an electric car rental company, and Eaglemoss Ltd. (UK) a part-works publisher. Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer. We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 74, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël was the President and CEO of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he held various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. Because of this experience, especially in the prestige beauty business, we believe that Mr. Choël is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 78, is the owner, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded more than 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in the luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, John Frieda Professional Hair Care and Molton Brown to the Kao Company, the Svedka vodka brand to Constellation Brands, Chambord liqueur to Brown-Forman, Harry Winston to Aber Diamond Company and Boucheron to Gucci. Michel Dyens & Co. also has a strong track record of deals in media and internet, including the deals in which AuFeminin was sold to Axel Springer and Cyréalis to M6, among others.

In 2015, Michel Dyens & Co. represented Mr. ChinWook Lee, the founder and CEO of Dr. Jart+, for the sale of an interest in Have & Be Co. Ltd. to The Estée Lauder Companies. Michel Dyens & Co. also advised the shareholders of the largest independent hair color and hair care company in Brazil, Niely Cosmeticos in the sale of the company to L’Oréal, as well as advising the owner of the super-premium liqueur St-Germain in the sale of the brand to Bacardi, the Colomer Group (American Crew and CND/Shellac brands) in its sale to Revlon, and Sydney Frank Importing Company in the sale of the company to Jaegermeister. Other recent transactions include the sale of Essie cosmetics business to L’Oréal, the acquisition of the Swiss watchmaker Hublot by LVMH, the sale of TIGI (BedHead and Catwalk brands) to Unilever and the sale of NIOXIN Research Laboratories to Procter & Gamble.

Mr. Dyens is also the owner of Varenne Enterprises, a media company which he founded more than 25 years ago. From April 2004 to September 2014, Mr. Dyens was an independent director of Interparfums SA. We believe Mr. Dyens is qualified to serve as a member of our board of directors due to his knowledge of our company’s luxury business, his business and financial acumen, as well as his experience in the luxury goods market.

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 52, was elected for the first time to our board in September 2017. She became a director of Interparfums SA in April 2017. She was appointed President of Vera Wang Group in January 2016, after a year of consulting with the company and she currently oversees all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014 Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at the Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

In the earlier years of her career, Ms. Gabai-Pinsky served as Vice President of Marketing and Communication for Guerlain, a division of LVMH Moet Hennessy Louis Vuitton S.A., where she led the successful re-launch of Shalimar, the introduction of Aqua Allegoria, and contributed to the re-focus of the beauty category around its pillars, Terracotta, Meteorites and Issima, while redesigning all communication strategies and content. She started her career at L’Oréal, and was also Vice President of Marketing for Giorgio Armani, where she was instrumental in the overall development of its fragrance business by developing the successful Acqua di Gio for men and introducing the Emporio Armani franchise. A graduate from ESSEC Business School in Paris, France, she has received several awards, including Marketer of the Year by Women’s Wear Daily in December 2013.

Ms. Gabai-Pinksy is an independent director, and is a member of the Audit Committee, Executive Compensation and Stock Option Committee and the Nominating Committee of our company. We believe Ms. Gabi-Pinsky is qualified to serve as a member of our board of directors due to her more than 25 years of experience in the luxury, fashion, beauty and fragrance fields, success as a brand builder, creative thinker, business acumen, and a broad understanding of consumers, brands and business models.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 58, has been with Interparfums SA for more than the past 20 years. He is currently the Executive Vice President and Chief Operating Officer of Interparfums SA, and was previously the Director of its Luxury and Fashion division beginning in March 2005. He was also previously the Director of Marketing and Distribution for Perfume and Cosmetics and was first named Executive Vice President in 2004.

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

Mr. Madar, the Chairman and Chief Executive Officer, takes the initiative after discussions with Mr. Russell Greenberg, Executive Vice President, Chief Financial Officer and a Director, and recommends executive compensation levels for executives for United States operations. Mr. Benacin, the Chief Executive Officer of Interparfums SA, takes the initiative after discussions with Philippe Santi, the Chief Financial Officer of Interparfums SA, and recommends executive compensation levels for executives for European operations. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Messrs. Madar and Benacin are not present during deliberations or determination of their executive compensation by the compensation committee. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2017 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

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

During 2017, the members of such committee consisted of Messrs. Heilbronn, Levy and Choël, until Mr. Levy retired in September 2017, when he was replaced by Ms. Gabai-Pinsky. Accordingly, it should be noted that executive compensation arrangements for 2017 were finalized in the first quarter of 2017 (other than year-end option grants), several months prior to Ms. Gabai-Pinsky joining our board of directors. Finally, we were saddened to learn that Mr. Levy passed away in December 2017.

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

The members of the compensation committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Prior to his death, Mr. Levy had over thirty years’ experience as an executive officer, including more than ten years as President and Chief Executive Officer of well-known cosmetic companies such as Cosmair and Sanofi Beaute (France). Mr. Choël, the final committee member, is presently a business consultant and advisor, who previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy. Mr. Choël has also been President and CEO of both Elida Fabergé France and Chesebrough Pond’s USA. Ms. Gabai-Pinsky has executive experience, as she was appointed President of Vera Wang Group in January 2016, and prior to joining Vera Wang, from 2006 to December 2014, Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at the Estée Lauder Companies.

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

For 2017 and 2016, Mr. Benacin did not receive any increase in his base salary of €420,000 ($474,000), while in 2015, Mr. Benacin did receive a modest increase of €6,000 from €414,000 to €420,000. Further, Mr. Benacin’s personal holding company received the same $250,000 in 2017 that it received in 2016 and 2015 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations in his capacity as President of our company. Payment is being made by the Company’s United States operations to Mr. Benacin’s holding company in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

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

For 2017, two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President and the Chief Financial Officer of Interparfums SA, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer of Interparfums SA, each received €52,800 ($59,632) salary increases that brought their 2017 base salaries to €360,000 ($406,584). This increase was awarded primarily to reward these two executive officers for their contributions in European Operations achieving increases in both the sales and earnings. For 2016 Messrs. Santi and Mr. Frederic Garcia-Pelayo each received €7,200 ($8,000) salary increases that brought their 2016 base salaries to €307,200 ($340,000), which was in line with their modest increases in their base salaries to €300,000 in 2015. The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

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

For each of 2017, 2016 and 2015, Mr. Madar’s base salary remained steady and aggregated $630,000, which includes $250,000 received by Mr. Madar’s personal holding company in each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. In determining Mr. Madar’s base salary including the consulting fee for 2017, the Committee took into account Mr. Madar’s leadership of our company in general, the increasing profitability of United States operations over the past several years, and his leadership in assisting United States operations in obtaining new licensing opportunities and his assistance in developing new products and expanding international distribution of U.S. operations.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, has received the same $30,000 increase in base salary for 2017, 2016 and 2015, and for 2017 his base salary was $630,000. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

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

For 2017 Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of bonus compensation of €90,000 ($101,646) to Mr. Benacin (approximately 21% of base salary), and €268,000 ($302,679) to each of Messrs. Santi and Garcia- Pelayo (approximately 74% of base salary). This bonus compensation for Mr. Benacin has ranged from 17% to 21% of his salary over the past three years. However, the bonus compensation has decreased both in terms of actual payments and in percentage of salary for Messrs. Santi and Garcia-Pelayo from bonus compensation awarded in both 2016 and 2015, which are set forth below.

For 2016, Mr. Benacin proposed and the compensation committee concurred in the payment of bonus compensation of €70,000 ($77,000) to Mr. Benacin (approximately 17% of base salary), and €290,000 ($321,000) to each of Messrs. Santi and Garcia- Pelayo (approximately 94% of base salary). This bonus compensation was in line with payments made for 2015 which are set forth below. For 2015, Mr. Benacin proposed and the compensation committee concurred in the payment of bonus compensation of €86,000 ($95,000) to Mr. Benacin (approximately 20% of base salary), and €280,000 ($311,000) to each of Messrs. Santi and Garcia- Pelayo (approximately 93% of base salary).

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for each of 2017, 2016 and 2015, Mr. Greenberg received a discretionary cash bonus of $50,000. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €29,420, or approximately $33,227.

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

In December for each of the years 2015 and 2016, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. In 2017 in view of the contributions of both Messrs. Madar and Benacin to the company’s increased profitability, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 25,000 shares of our common stock to the personal holding companies of each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to Messrs. Madar and Benacin, either directly or indirectly to their personal holding companies, were identical as each is the Chief Executive Officer of their respective operating segments. Also in December for each of the years 2015-2017, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer. The Compensation Committee determined that the option grants for Mr. Greenberg, which have remained the same for years 2015-2017, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officer at the same level for 2017.

Upon recommendation of both Messrs. Madar and Benacin, in December 2016 and 2015, the compensation committee authorized the grants of options to purchase a total of 6,000 shares to Messrs. Santi and Garcia-Pelayo, which was the same amount as the aggregate amount granted for 2014 (as options were granted in December 2014 and January 2015). However, for 2017, upon the recommendations of Messrs. Madar and Benacin the option grants were increased to purchase an aggregate of 10,000 shares for Messrs. Santi and Garcia-Pelayo, by the grants of options to purchase 6,000 in December 2017 and 4,000 shares in January 2018. The compensation committee believes that these grants were proper in view of their contribution to our company’s results in each of 2015, 2016 and 2017.

Interparfums SA Stock Compensation Plan. In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan, Mr. Benacin is estimated to receive 3,000 shares and Messrs. Santi and Garcia are estimated to receive 7,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381, subject to adjustment for stock splits, has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the year ended December 31, 2017 and 2016, $1.2 million and $0.4 million, respectively, of compensation cost has been recognized.

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

Other Compensation

Mr. Benacin is the Chief Executive Officer of Interparfums SA (European operations), as well as a founder of our company, and we believe we should recognize his responsibility, skills and experience, as well as the results of our company. For 2017, Mr. Benacin received an automobile allowance of €10,800, which is the same amount paid in since 2010. Also, Mr. Garcia-Pelayo, Director Export Sales of Interparfums SA, also receives an automobile allowance of €7,300 per year.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For 2017, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of €14,500 ($16,376) in their vale of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2017 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Patrick Choël and

Veronique Gabai-Pinsky

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2017	630,000	-0-	-0-	247,237	-0-	-0-	-0-	877,237
Chairman and	2016	630,000	-0-	-0-	141,709	-0-	-0-	-0-	771,709
Chief Executive Officer	2015	630,000	-0-	-0-	112,408	-0-	-0-	-0-	742,408

Russell Greenberg,	2017	630,000	50,000	-0-	247,237	-0-	-0-	-0-	927,237
Chief Financial Officer and	2016	600,000	50,000	-0-	186,456	-0-	-0-	-0-	836,456
Executive Vice President	2015	570,000	50,000	-0-	147,905	-0-	-0-	-0-	767,905

Philippe Benacin, President Inter	2017	723,348	101,646	-0-	247,237	-0-	16,376	12,198	1,100,805
Parfums, Inc., Chief Executive	2016	714,722	77,462	84,232	141,706	-0-	15,824	11,951	1,045,897
Officer of Interparfums SA	2015	716,074	95,434	-0-	112,408	-0-	18,573	11,985	954,474

Philippe Santi, Executive Vice	2017	406,584	302,679	-0-	59,337	26,069	16,376	-0-	811,045
President and Chief Financial	2016	339,948	320,914	196,754	44,749	-0-	15,824	-0-	918,189
Officer, Interparfums SA	2015	332,910	310,716	-0-	42,271	17,276	18,573	-0-	721,746

Frédéric Garcia-Pelayo,	2017	406,584	302,679	-0-	59,337	26,069	16,376	8,245	819,290
Executive Vice President and	2016	339,948	320,914	196,754	44,749	-0-	15,824	7,525	925,714
Chief Operating Officer Interparfums SA	2015	332,910	310,716	-0-	42,271	17,276	18,573	7,590	817,424

1 Amounts reflected under Option Awards represent the grant date fair values in 2017, 2016 and 2015 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 29,420 euro, or approximately $33,227.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2017, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	12,198	-0-	12,198

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	8,245	-0-	8,245

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jean Madar*	12/29/17	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	43.80	43.45
Russell Greenberg	12/29/17	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	43.80	43.45
Philippe Benacin*	12/29/17	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	43.80	43.45
Philippe Santi	12/29/17	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	43.80	43.45
Philippe Santi	01/19/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,000	49.9025	47.80
Frédéric Garcia-Pelayo	12/29/17	-0-	-0-	-0-	-0-	-0-	-0-	-0-	6,000	43.80	43.45
Frédéric Garcia-Pelayo	01/19/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,000	49.9025	47.80

*Options were granted to the personal holding companies of Messrs. Madar and Benacin, as each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies.

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

Interparfums SA Stock Compensation Plan.

No options were granted by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

In September 2016, Interparfums SA approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan in September 2019, Mr. Benacin is estimated to receive 3,000 shares of Interparfums SA stock, and Messrs. Santi and Garcia are estimated to 7,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381, subject to adjustment for stock splits, has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the year ended December 31, 2017 and 2016, $1.2 million and $0.4 million, respectively, of compensation cost has been recognized.

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €29,420, or approximately $33,227.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	19,000	-0-	-0-	19.325	12/30/18
	15,200	3,800	-0-	35.75	12/30/19
	11,400	7,600	-0-	27.795	12/30/20
	7,600	11,400	-0-	23.605	12/30/21
	3,800	15,200	-0-	32.825	12/29/22
	-0-	25,000(2)	-0-	43.80	12/28/23

Russell Greenberg	25,000	-0-	-0-	19.325	12/30/18
	20,000	5,000	-0-	35.75	12/30/19
	15,000	10,000	-0-	27.795	12/30/20
	10,000	15,000	-0-	23.605	12/30/21
	5,000	20,000	-0-	32.825	12/29/22
	-0-	25,000	-0-	43.80	12/28/23

Philippe Benacin	19,000	-0-	-0-	19.325	12/30/18
	15,200	3,800	-0-	35.75	12/30/19
	11,400	7,600	-0-	27.795	12/30/20
	7,600	11,400	-0-	23.605	12/30/21
	3,800	15,200	-0-	32.825	12/29/22
	-0-	25,000(2)	-0-	43.80	12/28/23

Philippe Santi	1,200	-0-	-0-	19.325	12/30/18
	400	400	-0-	22.195	1/30/19
	4,000	1,000	-0-	35.75	12/30/19
	3,000	2,000	-0-	27.795	12/30/20
	400	600	-0-	25.821	1/27/2021
	2,400	3,600	-0-	23.605	12/30/21
	1,200	4,800	-0-	32.825	12/29/22
	-0-	6,000	-0-	43.80	12/28/23

Frédéric Garcia-Pelayo	1,800	-0-	-0-	19.325	12/30/18
	1,600	400	-0-	22.195	1/30/19
	4,000	1,000	-0-	35.75	12/30/19
	3,000	2,000	-0-	27.795	12/30/20
	400	600	-0-	25.821	1/27/2021
	2,400	3,600	-0-	23.605	12/30/21
	1,200	4,800	-0-	32.825	12/29/22
	-0-	6,000	-0-	43.80	12/28/23

[Footnotes from table above]

1 All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

2 Options are held in the name of personal holding company.

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

In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan in September 2019, Mr. Benacin is estimated to receive 3,000 shares of Interparfums SA stock, and Messrs. Santi and Garcia are estimated to 7,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €22.46 per share (approximately $25.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381, subject to adjustment for stock splits, has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the year ended December 31, 2017 and 2016, $1.2 million and $0.4 million, respectively, of compensation cost has been recognized.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,000	539,588	-0-	-0-

Russell Greenberg	20,000	449,287	-0-	-0-

Philippe Benacin	19,000	537,665	-0-	-0-

Philippe Santi	600	16,782	-0-	-0-

Frédéric Garcia-Pelayo	1,200	35,209	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

Regarding Interparfums SA, our majority-owned French subsidiary which has its shares traded on the Euronext, no options were exercised during the past fiscal year, and there was no vesting of stock, including restricted stock, restricted stock units and similar instruments during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

Pension Benefits

The following table sets forth certain information relating to payment of benefits in connection with retirement plans during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	291,000	16,376
Philippe Santi	Inter Parfums SA Pension Plan	NA	518,000*	16,376
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	288,000	16,376

*Includes contributions made individually by Mr. Santi.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2017, our last completed fiscal year:

Our median employee’s compensation was $53,799.

Our Chief Executive Officer’s total 2017 compensation was $877,237 as reported in the Summary Compensation Table on page 74.

Accordingly, our 2017 CEO to Median Employee Pay Ratio was 16.31 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2017 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2017. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2018, Mr. Benacin presently receives an annual salary of €444,000 (approximately $501,454), and automobile expenses of €10,800 (approximately $12,198), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2017, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2018. In addition, in December 2017 the amount of options granted for the benefit of Mr. Benacin was increased from the 19,000 share grants that had been made in each of the past several years to 25,000 shares, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2015 through 2017, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we have changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 has been reduced by $220,000 from $380,000 to $160,000, while payments to his holding company have been increased by the like amount of $220,000, from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar to be paid to him and his personal holding company remains unchanged at $630,000. In addition, in December 2017 the amount of options granted for the benefit of Mr. Madar was increased from the 19,000 share grants that had been made in each of the past several years to 25,000 shares, and were granted to his personal holding company instead of Mr. Madar directly.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Francois Heilbronn[1]	21,000	-0-	7,668	-0-	-0-	21,276	49,944
Jean Levy[2]	18,500	-0-	7,668	-0-	-0-	26,023	52,191
Robert Bensoussan[3]	15,000	-0-	7,668	-0-	-0-	19,670	42,338
Patrick Choël[4]	21,000	-0-	7,668	-0-	-0-	10,042	38,710
Michel Dyens[5]	15,000	-0-	7,668	-0-	-0-	-0-	22,668
Veronique Gabai-Pinsky[6]	3,500	-0-	17,910	-0-	-0-	-0-	21,410

[Footnotes from table above]

1.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,000 shares of our common stock.

2.	Mr. Levy retired from out board of directors on September 12, 2017, and passed away in December 2017. As of the end of the last fiscal year, the Estate of Mr. Levy held options to purchase an aggregate of 2,500 shares of our common stock.

3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 4,000 shares of our common stock.

4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 3,500 shares of our common stock.

5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 4,000 shares of our common stock.

6.	As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 2,000 shares of our common stock.

For 2017, all nonemployee directors received $5,000 for each board meeting at which they participate in person, and $2,500 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000.

We maintain stock option plans for our nonemployee directors. The purpose of these plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company. Under such plans, options to purchase 1,000 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date. However, if a nonemployee director does not attend certain of the board meetings, then such option grants are reduced according to a schedule. In addition, options to purchase 2,000 shares are granted to each nonemployee director upon his or her initial election or appointment to our board, but if such option is granted within six months of the next February 1 automatic grant, then such nonemployee director would not be eligible to receive that February 1 grant.

On February 1, 2018, options to purchase 1,000 shares were granted to each of our outside directors, Francois Heilbronn, Robert Bensoussan, Patrick Choël and Michel Dyens, all at the exercise price of $45.60 per share under the 2016 plan. All of such options were granted at the fair market value and vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of March 9, 2018, we had 31,270,893 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,155,548[2]	22.9%
Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,958,940[3]	22.2%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	65,000[4]	Less than 1%
Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	13,200 [5]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	32,563 [6]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	11,000 [7]	Less than 1%

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

2 Consists of 66,207 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 57,000 shares.

3 Consists of 55,876 shares held directly, 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 57,000 shares.

4 Consists of shares of common stock underlying options.

5 Consists of shares of common stock underlying options.

6 Consists of 31,063 shares held directly and options to purchase 2,500 shares.

7 Consists of 3,500 shares held directly and options to purchase 2,500 shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Patrick Choël 140 Rue de Grenelle 75007, Paris, France	2,250 [8]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	1,250[9]	Less than 1%
Veronique Gabai-Pinsky Vera Wang 15 E. 26th Street New York NY 10010	-0-	-0-
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	14,600[10]	Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055[11]	2,727,317	8.8%
The Vanguard Group[12] 100 Vanguard Blvd. Malvern, PA 19355	1,559,400	5.4%
All Directors and Officers (As a Group 10 Persons)	14,250,726 [13]	45.3%

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

8 Consists of 1,125 shares held directly and options to purchase 1,500 shares.

9 Consists of shares of common stock underlying options.

10 Consists of shares of common stock underlying options.

11 Information based upon Schedule 13G Amendment 2 of Blackrock, Inc. dated January 25, 2018 as filed with the Securities and Exchange Commission.

12 Information based upon Schedule 13G of The Vanguard Group, an investment advisor, dated February 9, 2018 as filed with the Securities and Exchange Commission.

13 Consists of 14,036,176 shares held directly or indirectly, and options to purchase 214,550 shares.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	730,980	31.92	929,985
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	730,980	31.92	929,985

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our former Burberry license and our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2017, 2016 and 2015 fees for such services were $233,625, $214,112 and $198,500, respectively. In 2017, Inter Parfums USA, LLC, a United States subsidiary, renewed a license agreement for five years that was initially signed in 2012 on the same terms with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry.

Option Exercise with Tender of Previously Owned Shares

The Chief Executive Officer and the President each exercised 19,000 and 19,000 and outstanding stock options of the Company’s common stock in 2016 and 2015, respectively. The aggregate exercise prices of $0.7 million in 2016 and $0.5 million in 2015 were paid by them tendering to the Company in 2016 and 2015, an aggregate of 20,568 and 18,764 shares, respectively, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2016 and 2015 an additional 2,179 and 1,299 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

Consulting Agreements

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2017, Mr. Benacin’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2018. In addition, in December 2017 the amount of options granted for the benefit of Mr. Benacin was increased from the 19,000 share grants that had been made in each of the past several years to 25,000 shares, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2015 through 2017, Mr. Madar’s personal holding company received $250,000 for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we have changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar for his services in the United States in 2018 has been reduced by $220,000 from $380,000 to $160,000, while payments to his holding company have been increased by the like amount of $220,000, from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar to be paid to him and his personal holding company remains unchanged at $630,000. In addition, in December 2017 the amount of options granted for the benefit of Mr. Madar was increased from the 19,000 share grants that had been made in each of the past several years to 25,000 shares, and were granted to his personal holding company instead of Mr. Madar directly.

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

Director Independence

The following are our directors who are “independent directors” within the applicable rules of The Nasdaq Stock Market:

Francois Heilbronn Robert Bensoussan Patrick Choël Michel Dyens Veronique Gabai-Pinsky

We follow and comply with the independent director definitions as provided by The Nasdaq Stock Market rules in determining the independence of our directors, which are posted on our company’s website. In addition, such rules are also available on The Nasdaq Stock Market’s website. In addition, The Nasdaq Stock Market maintains more stringent rules relating to director independence for the members of our Audit Committee, and the members of our Audit Committee, Messrs. Heilbronn and Choël, as well as Ms. Gabai-Pinsky, are independent within the meaning of those rules.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP (formerly WeiserMazars LLP), as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2017 and December 31, 2016.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.0 million for both 2017 and 2016.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2017 or 2016.

Tax Fees

Mazars USA LLP billed us $28,000 and $16,400 for tax services during 2017 and 2016, respectively.

All Other Fees

Mazars USA LLP did not bill us for any other services during 2017 or 2016.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2017, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2017.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ended December 31, 2017. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

●	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

●	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2018, the audit committee authorized the same non-audit services to be performed by Mazars USA LLP during 2017 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements annexed hereto

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2017	F-5

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2017	F-6

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2017	F-7

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017	F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-31

(a)(3) Exhibits – The list of exhibits is contained in the Exhibit Index, which follows the signature page of this report.

Item 16. Form 10-K Summary

None.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended   December 31, 2017, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mazars USA LLP Mazars USA LLP

We have served as the Company's auditor since 2004.
New York, New York
March 13, 2018

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands except share and per share data)

Assets	2017	2016
Current assets:
Cash and cash equivalents	$208,343	$161,828
Short-term investments	69,899	94,202
Accounts receivable, net	120,749	104,819
Inventories	137,058	96,977
Receivables, other	2,405	7,433
Other current assets	7,356	6,240
Income taxes receivable	3,468	626
Total current assets	549,278	472,125
Equipment and leasehold improvements, net	10,330	10,076
Trademarks, licenses and other intangible assets, net	200,495	183,868
Deferred tax assets	9,658	8,090
Other assets	8,011	8,250
Total assets	$777,772	$682,409
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	24,372	21,498
Accounts payable - trade	52,609	49,507
Accrued expenses	81,843	62,609
Income taxes payable	1,722	3,331
Dividends payable	6,561	5,293
Total current liabilities	167,107	142,238
Long–term debt, less current portion	36,207	53,064
Deferred tax liability	3,821	3,449
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,241,548 and 31,138,318 shares at December 31, 2017 and 2016, respectively	31	31
Additional paid-in capital	66,004	63,103
Retained earnings	422,570	402,714
Accumulated other comprehensive loss	(17,832)	(57,982)
Treasury stock, at cost, 9,864,805 common shares at December 31, 2017 and 2016	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	433,298	370,391
Noncontrolling interest	137,339	113,267
Total equity	570,637	483,658
Total liabilities and equity	$777,772	$682,409

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2017, 2016, and 2015

(In thousands except share and per share data)

	2017	2016	2015

Net sales	$591,251	$521,072	$468,540
Cost of sales	214,965	194,601	179,069
Gross margin	376,286	326,471	289,471
Selling, general, and administrative expenses	295,540	258,787	228,268
Gain on buyout of license	—	(4,652)	—
Impairment loss	2,123	5,658	—
Income from operations	78,623	66,678	61,203
Other expenses (income):
Interest expense	1,992	2,340	2,826
Loss on foreign currency	1,549	595	876
Interest income	(2,983)	(3,331)	(2,995)
	558	(396)	707

Income before income taxes	78,065	67,074	60,496
Income taxes	22,812	23,826	21,527
Net income	55,253	43,248	38,969
Less: Net income attributable to the noncontrolling interest	13,659	9,917	8,532
Net income attributable to Inter Parfums, Inc.	$41,594	$33,331	$30,437
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.33	$1.07	$0.98
Diluted	1.33	1.07	0.98
Weighted average number of shares outstanding:
Basic	31,172,285	31,072,328	30,996,137
Diluted	31,305,101	31,175,598	31,100,215

Dividends declared per share	$0.72	$0.62	$0.52

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2017, 2016, and 2015

(In thousands except share and per share data)

	2017	2016	2015

Net income	$55,253	$43,248	$38,969

Other comprehensive income (loss):
Net derivative instrument loss, net of tax	54	(22)	—
Transfer of OCI into earnings	22	—	—
Translation adjustments, net of tax	55,995	(13,153)	(44,346)
	56,071	(13,175)	(44,346)
Comprehensive income (loss)	111,324	30,073	(5,377)

Comprehensive income (loss) attributable to noncontrolling interests:

Net income	13,659	9,917	8,532
Net derivative instrument loss, net of tax	17	(5)	—
Transfer of OCI into earnings	5	—	—
Translation adjustments, net of tax	15,899	(3,279)	(12,078)
	29,580	6,633	(3,546)
Comprehensive income (loss) attributable to Inter Parfums Inc.:	$81,744	$23,440	$(1,831)

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2017, 2016, and 2015

(In thousands except share and per share data)

	2017	2016	2015

Common stock, beginning and end of year	$31	$31	$31

Additional paid-in capital, beginning of year	63,103	62,030	60,200
Shares issued upon exercise of stock options	1,963	2,160	1,234
Sale of subsidiary shares to noncontrolling interests	—	(173)	(192)
Purchase of subsidiary shares from noncontrolling interests	—	(1,753)	—
Stock-based compensation	938	839	788
Additional paid-in capital, end of year	66,004	63,103	62,030

Retained earnings, beginning of year	402,714	388,434	374,121
Net income	41,594	33,331	30,437
Dividends	(22,460)	(19,273)	(16,124)
Stock-based compensation	722	222	—
Retained earnings, end of year	422,570	402,714	388,434

Accumulated other comprehensive income (loss), beginning of year	(57,982)	(48,091)	(15,823)
Foreign currency translation adjustment, net of tax	40,096	(9,874)	(32,268)
Transfer from other comprehensive income into earnings	17	—	—
Net derivative instrument gain, net of tax	37	(17)	—
Accumulated other comprehensive loss, end of year	(17,832)	(57,982)	(48,091)

Treasury stock, beginning of year	(37,475)	(36,817)	(36,464)
Shares issued upon exercise of stock options	—	142	140
Shares received as proceeds of option exercises	—	(800)	(493)
Treasury stock, end of year	(37,475)	(37,475)	(36,817)

Noncontrolling interest, beginning of year	113,267	110,800	116,659
Net income	13,659	9,917	8,532
Foreign currency translation adjustment, net of tax	15,899	(3,279)	(12,078)
Transfer from other comprehensive income into earnings	5	—	—
Net derivative instrument gain, net of tax	17	(5)	—
Sale of subsidiary shares to noncontrolling interest	—	1,738	1,523
Purchase of subsidiary shares from noncontrolling interests	—	(1,188)	—
Dividends	(6,039)	(4,863)	(3,836)
Stock-based compensation	531	147	—
Noncontrolling interest, end of year	137,339	113,267	110,800

Total equity	$570,637	$483,658	$476,387

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016, and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$55,253	$43,248	$38,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	11,914	15,341	9,078
Provision for doubtful accounts	939	349	442
Noncash stock compensation	2,093	1,198	787
Gain on sale of license	—	(4,652)	—
Excess tax benefits from stock-based compensation arrangements	—	—	(260)
Deferred tax expense (benefit)	(591)	(1,374)	829
Change in fair value of derivatives	(1,254)	682	903
Changes in:
Accounts receivable	(6,016)	(13,156)	(12,573)
Inventories	(28,518)	(909)	(4,354)
Other assets	727	(297)	(1,622)
Accounts payable and accrued expenses	5,696	18,690	12,973
Income taxes, net	(4,352)	(4,556)	4,912
Net cash provided by operating activities	35,891	54,564	50,084
Cash flows from investing activities:
Purchases of short-term investments	(31,874)	(57,289)	(62,415)
Proceeds from sale of short-term investments	66,981	42,604	151,771
Purchase of equipment and leasehold improvements	(3,023)	(4,777)	(4,158)
Payment for intangible assets acquired	(1,046)	(965)	(119,788)
Proceeds from sale of trademark	5,886	—	—
Net cash provided by (used in) investing activities	36,924	(20,427)	(34,590)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	110,970
Repayment of long-term debt	(22,362)	(21,884)	(11,761)
Purchase of treasury stock	—	(77)	(32)
Proceeds from exercise of options	1,963	1,579	653
Excess tax benefits from stock-based compensation arrangements	—	—	260
Proceeds from sale of stock of subsidiary	—	1,565	1,327
Dividends paid	(21,192)	(18,015)	(15,806)
Dividends paid to noncontrolling interests	(6,039)	(4,863)	(3,836)
Purchase of subsidiary shares from noncontrolling interests	—	(2,941)	—
Net cash provided by (used in) financing activities	(47,630)	(44,636)	81,775
Effect of exchange rate changes on cash	21,330	(4,640)	(10,440)
Net increase (decrease) in cash and cash equivalents	46,515	(15,139)	86,829
Cash and cash equivalents – beginning of year	161,828	176,967	90,138
Cash and cash equivalents – end of year	$208,343	$161,828	$176,967
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,813	$2,239	$2,400
Income taxes	24,337	28,124	19,668

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

	Year Ended December 31,
	2017	2016	2015
Montblanc	21%	23%	21%
Jimmy Choo	18%	17%	20%
Lanvin	11%	12%	15%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 73% owned Interparfums SA, a subsidiary whose stock is publicly traded in France. In 2015, Interparfums SA formed a subsidiary in Spain, Parfums Rochas. The subsidiary is 51% owned by Interparfums SA with the remaining 49% owned by its Rochas distributor for Spain. The subsidiary is responsible for Rochas brand distribution in the territory. All material intercompany balances and transactions have been eliminated.

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
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible, which aggregated $5.1 million and $5.3 million as of December 31, 2017 and 2016, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.22% in both 2017 and 2016. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $5.9 million, $5.1 million and $4.7 million in 2017, 2016 and 2015, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2017, 2016 or 2015.

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
December 31, 2017, 2016 and 2015
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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $123.7 million, $99.0 million and $83.8 million for 2017, 2016 and 2015, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $33.8 million, $30.0 million and $25.4 million in 2017, 2016 and 2015, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently enacted tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. Accrued interest and penalties are included within the related tax asset or liability in the accompanying financial statements.

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
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

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

In May 2014, the FASB issued an ASU which superseded the most current revenue recognition requirements. This new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosure requirements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. We have adopted the standard as of December 31, 2017 and determined that other than a modification of our revenue recognition policy, there has been no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

(2)	Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating $5.7 million. As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016, and received the buyout payment in May 2017.

(3)	Recent Agreements

Guess

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS for the creation, development and distribution of fragrances under the GUESS brand. This license will take effect on April 1, 2018, and our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Jimmy Choo License Renewal

In December 2017, the Company and J Choo Ltd amended their license agreement and extended their partnership through December 31, 2031, without any material changes in operating conditions from the prior license. Our initial Jimmy Choo license was signed in 2009.

Paul Smith License Renewal

In May 2017, the Company renewed its license agreement with Paul Smith by an additional four years. The original agreement, signed in December 1998, together with previous extensions, provided the Company with the exclusive worldwide license rights to create, produce and distribute fragrances and fragrance related products under the Paul Smith brand through December 31, 2017. The recent extension extends the partnership through December 31, 2021 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments as are customary in our industry.

S.T. Dupont License Renewal

In September 2016, the Company extended its license agreement with S.T. Dupont by three years. The original agreement, signed in July 1997, together with previous extensions, provided the Company with the exclusive worldwide license rights to create, produce and distribute fragrances and related products under the S.T. Dupont brand through December 31, 2016. The recent extension is effective on January 1, 2017 and extends the partnership through December 31, 2019 without any material changes in operating conditions from the prior license. The license agreement is subject to certain minimum sales, advertising expenditures and royalty payments, as are customary in our industry.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2017	2016

Raw materials and component parts	$46,884	$36,821
Finished goods	90,174	60,156
	$137,058	$96,977

Overhead included in inventory aggregated $5.0 million and $3.1 million as of December 31, 2017 and 2016, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $5.4 million as of December 31, 2017 and 2016.

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$69,899	$—	$69,899	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	26		26
Foreign currency forward exchange contracts not accounted for using hedge accounting	119	—	119	—

	$70,044	$—	$70,044	$—
Liabilities:
Interest rate swap	$529	$—	$529	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2017. For the years ended December 31, 2017 and 2016, interest expense includes a gain of $0.5 million and $0.1 million, respectively, relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2017, resulted in an asset and is included in other current assets on the accompanying balance sheet. The valuation of foreign currency forward exchange contracts at December 31, 2016, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

At December 31, 2017, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $10.1 million, GB £8.0 million and JPY ¥18.0 million, which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2017	2016

Equipment	$37,074	$31,325
Leasehold improvements	1,639	1,635

	38,713	32,960

Less accumulated depreciation and amortization	28,383	22,884

	$10,330	$10,076

Depreciation and amortization expense was $3.8 million, $3.7 million and $3.3 million in 2017, 2016, and 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

(8)	Trademarks, Licenses and Other Intangible Assets

2017	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$129,033	$—	$129,033
Trademarks (finite lives)	46,461	72	46,389
Licenses (finite lives)	69,439	46,857	22,582
Other intangible assets (finite lives)	14,949	12,458	2,491
Subtotal	130,849	59,387	71,462
Total	$259,882	$59,387	$200,495

2016	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$115,793	$—	$115,793
Trademarks (finite lives)	40,794	63	40,731
Licenses (finite lives)	62,102	37,206	24,896
Other intangible assets (finite lives)	12,861	10,413	2,448
Subtotal	115,757	47,682	68,075
Total	$231,550	$47,682	$183,868

Amortization expense was $6.0 million, $5.9 million and $5.8 million in 2017, 2016 and 2015, respectively. Amortization expense is expected to approximate $6.1 million, $3.9 million, and $3.4 million in 2018, 2019, 2020, respectively, and $2.8 million 2021 and 2022. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14 years and 2 years, respectively, and 14 years on average.

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges for trademarks with indefinite useful lives in 2016 and 2015. Product sales of some of our legacy mass market product lines have been declining for many years and now represent a very small portion of our net sales. During the fourth quarter of 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years. As a result, the Company recorded an impairment loss of $2.1 million as of December 31, 2017, which represented approximately 50% of total intangible assets relating to our mass market product lines. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.22%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

The cost of trademarks, licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life which range from three to twenty years. If the residual value of a finite life intangible asset exceeds its carrying value, then the asset is not amortized. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of our Karl Lagerfeld brand have not met with our original expectations. During the fourth quarter of 2016, the Company recorded an impairment loss of $5.7 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $84 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2017	2016
Advertising liabilities	$27,418	$26,526
Salary (including bonus and related taxes)	18,488	13,085
Royalties	11,409	10,697
Due vendors (not yet invoiced)	11,228	1,496
Retirement reserves	9,113	6,391
Other	4,187	4,414
	$81,843	$62,609

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the daily one-month LIBOR plus 2% (the one-month LIBOR was 1.56% as of December 31, 2017). The line of credit which has a maturity date of December 18, 2018 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2017 and 2016.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $30 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.19% at December 31, 2017). Outstanding amounts were zero as of December 31, 2017 and 2016.

The weighted average interest rate on short-term borrowings was zero as of December 31, 2017 and 2016.

(11)	Long-term Debt

In June 2015, the Company financed its Rochas brand acquisition with a $111 million, 5-year term loan payable in equal quarterly installments plus interest. This term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income. Maturities of long-term debt subsequent to December 31, 2017 are approximately $21 million per year through 2019 and, $11 million in 2020.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

(12)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2023. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $11.2 million, $10.7 million and $9.9 million in 2017, 2016 and 2015, respectively. Minimum future annual rental payments are as follows:

2018	$5,835
2019	4,565
2020	3,571
2021	3,594
2022	3,020
Thereafter	5,163

$25,748

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2032. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2018	$136,345
2019	151,209
2020	160,391
2021	168,161
2022	153,894
Thereafter	1,107,029

$1,877,029

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2017, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $39.6 million, $37.8 million and $33.8 million, in 2017, 2016 and 2015, respectively, and represented 6.7%, 7.3% and 7.2% of net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

(13)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $0.9 million in both 2017 and 2016. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	401,440	$7.14
Nonvested options granted	174,600	$9.82
Nonvested options vested or forfeited	(144,805)	$7.13
Nonvested options – end of year	431,235	$8.22

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2017	2016	2015
Income before income taxes	$2,100	$1,200	$800
Net income attributable to Inter Parfums, Inc.	1,150	700	500
Diluted earnings per share attributable to Inter Parfums, Inc.	0.04	0.02	0.01

The following table summarizes stock option activity and related information for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	684,540	$26.94	709,300	$24.34	639,495	$23.19
Options granted	174,600	43.48	148,950	32.61	158,300	23.79
Options exercised	(103,230)	19.03	(123,150)	18.69	(80,685)	13.82
Options forfeited	(24,930)	29.49	(50,560)	27.18	(7,810)	27.77
Shares under option - end of year	730,980	31.92	684,540	26.94	709,300	24.34

At December 31, 2017, options for 929,985 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $8.5 million as of December 31, 2017 and unrecognized compensation cost related to stock options outstanding aggregated $3.4 million, which will be recognized over the next five years.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

The weighted average fair values of options granted by Inter Parfums, Inc. during 2017, 2016 and 2015 were $9.82, $7.43 and $5.99 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2017	2016	2015
Weighted-average expected stock-price volatility	28%	29%	33%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	2.2%	2.0%	1.7%
Weighted-average dividend yield	2.0%	2.1%	2.1%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2017	2016	2015
Proceeds from stock options exercised, excluding cashless exercise of $0.7 million and $0.5 million in 2016 and 2015, respectively	$1,963	$1,579	$653
Tax benefits	$600	$400	$260
Intrinsic value of stock options exercised	$2,258	$1,860	$1,137

The following table summarizes additional stock option information as of December 31, 2017:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$19.33	77,960	1.00 years	77,960
$22.20	2,800	1.08 years	2,000
$23.61	117,540	4.00 years	45,150
$25.29 - $28.82	13,000	2.85 years	5,500
$26.40	4,000	3.08 years	1,000
$27.80	102,600	3.00 years	59,120
$29.36	2,000	1.68 years	1,500
$32.12 - $32.83	137,900	4.93 years	28,955
$33.95	4,000	4.09 years	—
$35.75	99,580	2.00 years	78,560
$40.15	2,000	4.70 years	—
$43.80	167,600	6.00 years	—
Totals	730,980	3.86 years	299,745

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

As of December 31, 2017, the weighted average exercise price of options exercisable was $27.45 and the weighted average remaining contractual life of options exercisable is 2.51 years. The aggregate intrinsic value of options exercisable at December 31, 2017 is $4.8 million.

The Chief Executive Officer and the President each exercised 19,000 outstanding stock options of the Company’s common stock in 2016 and 2015. The aggregate exercise prices of $0.7 million in 2016 and $0.5 million in 2015 were paid by them tendering to the Company in 2016 and 2015 an aggregate of 20,658 and 18,764 shares, of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in 2016 and 2015 an additional 2,179 and 1,299 shares, respectively, for payment of certain withholding taxes resulting from his option exercises.

In September 2016, Interparfums SA, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares.

The fair value of the grant of $25.00 per share has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed of 137,381, subject to adjustment for stock splits, has been determined taking into account employee turnover. The aggregate cost of the grant, approximately $3.4 million, will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. The total compensation cost recognized in 2017 and 2016 was $1.2 million and $0.4 million, respectively.

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. In 2016, 108,348 shares were acquired in the open market at an aggregate cost of $2.9 million, and such amount has been classified as an equity transaction on the accompanying balance sheet.

Dividends

In October 2017, the Board of Directors of the Company authorized a 24% increase in the annual dividend to $0.84 per share. The quarterly dividend aggregating approximately $6.6 million ($0.21 per share) declared in December 2017 was paid in January 2018. The next quarterly dividend of $0.21 per share will be paid on April 13, 2018 to shareholders of record on March 30, 2018.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

	Year ended December 31,
	2017	2016	2015

Numerator for diluted earnings per share	$41,594	$33,331	$30,437
Denominator:
Weighted average shares	31,172,285	31,072,328	30,996,137
Effect of dilutive securities:
Stock options	132,816	103,270	104,078

Denominator for diluted earnings per share	31,305,101	31,175,598	31,100,215

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.33	$1.07	$0.98
Diluted	1.33	1.07	0.98

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 165,000, 267,000, and 272,000 shares of common stock for 2017, 2016, and 2015, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2017	2016	2015
Net sales:
United States	$116,244	$117,256	$105,851
Europe	476,660	404,198	362,911
Eliminations of intercompany sales	(1,653)	(382)	(222)
	$591,251	$521,072	$468,540
Net income attributable to Inter Parfums, Inc.:
United States	$7,051	$8,285	$7,640
Europe	34,577	25,120	22,797
Eliminations	(34)	(74)	—
	$41,594	$33,331	$30,437
Depreciation and amortization expense including impairment loss:
United States	$3,943	$1,816	$1,583
Europe	7,971	13,525	7,495
	$11,914	$15,341	$9,078
Interest and dividend income:
United States	$58	$22	$18
Europe	2,925	3,309	2,977
	$2,983	$3,331	$2,995
Interest expense:
United States	$—	$—	$2
Europe	1,991	2,340	2,824
	$1,991	$2,340	$2,826
Income tax expense:
United States	$3,764	$4,278	$3,923
Europe	19,069	19,596	17,604
Eliminations	(21)	(48)	—
	$22,812	$23,826	$21,527

	December 31,
	2017	2016	2015
Total assets:
United States	$92,909	$89,930	$80,761
Europe	694,385	602,077	616,199
Eliminations of investment in subsidiary	(9,522)	(9,598)	(9,301)
	$777,772	$682,409	$687,659
Additions to long-lived assets:
United States	$980	$930	$1,283
Europe	3,089	4,812	122,663
	$4,069	$5,742	$123,946
Total long-lived assets:
United States	$9,284	$12,247	$13,133
Europe	201,541	181,697	197,535
	$210,825	$193,944	$210,668

Deferred tax assets:
United States	$781	$194	$365
Europe	8,808	7,848	6,817
Eliminations	69	48	—
	$9,658	$8,090	$7,182

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

United States export sales were approximately $71.4 million, $77.5 million and $66.3 million in 2017, 2016 and 2015, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2017	2016	2015
North America	$176,900	$149,000	$125,700
Europe	214,800	194,700	170,600
Central and South America	51,200	44,000	41,100
Middle East	50,500	41,600	41,900
Asia	88,000	81,300	78,200
Other	9,900	10,500	11,000

	$591,300	$521,100	$468,500

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$173,000	$144,000	$122,000
United Kingdom	$33,000	$31,000	$32,000
France	$44,000	$47,000	$34,000

(16)	Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no uncertain tax position at December 31, 2017.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2017	2016	2015
U.S. operations	$10,761	$12,441	$11,564
Foreign operations	67,304	54,633	48,932

	$78,065	$67,074	$60,496

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$4,050	$3,792	$3,660
State and local	302	309	220
Foreign	19,051	21,099	16,806
	23,403	25,200	20,686
Deferred:
Federal	(554)	113	30
State and local	(55)	9	1
Foreign	18	(1,496)	810
	(591)	(1,374)	841
Total income tax expense	$22,812	$23,826	$21,527

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
Net deferred tax assets:
Foreign net operating loss carry-forwards	$520	$821
Inventory and accounts receivable	1,557	1,875
Profit sharing	4,212	3,187
Stock option compensation	502	864
Effect of inventory profit elimination	3,166	2,888
Other	222	(724)
Total gross deferred tax assets, net	10,179	8,911
Valuation allowance	(520)	(821)
Net deferred tax assets	9,659	8,090
Deferred tax liabilities (long-term):
Trademarks and licenses	(3,821)	(3,449)
Other	—	—
Total deferred tax liabilities	(3,821)	(3,449)
Net deferred tax assets	$5,838	$4,641

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

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

The Tax Act also established new tax laws that will affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for certain elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the Company has recorded a tax expense of $1.1 million for the year ended December 31, 2017. This estimate consists of no expense for the one-time transition tax and an expense of $1.1 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the Company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either: (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structure, which are not currently known. Accordingly, the Company has not made any adjustments related to potential GILTI tax in our financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI. The Company will continue to analyze the full effects of the Tax Act on its financial statements. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions the Company has made, future guidance that may be issued and actions the Company may take as a result of the law.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

Income Tax Recovery

The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.6 million (€3.2 million) for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim in the accompanying financial statements as of December 31, 2017.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued in March 2016.

Other Tax Matters

The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2014.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2017	2016	2015
Statutory rates	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.2	0.3	0.2
Deferred tax effect of statutory tax rate changes	1.4	—	—
Foreign income tax recovery	(4.6)	—	—
Effect of foreign taxes greater than
(less than) U.S. statutory rates	(1.0)	1.5	1.6
Other	(0.8)	(0.3)	(0.2)

Effective rates	29.2%	35.5%	35.6%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(In thousands except share and per share data)

(17)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2017	2016	2015

Net derivative instruments, beginning of year	$(17)	$—	$—
Net derivative instrument loss, net of tax	54	(17)	—
Net derivative instruments, end of year	37	(17)	—

Cumulative translation adjustments, beginning of year	(57,965)	(48,091)	(15,823)
Translation adjustments	40,096	(9,874)	(32,268)
Cumulative translation adjustments, end of year	(17,869)	(57,965)	(48,091)

Accumulated other comprehensive loss	$(17,832)	$(57,982)	$(48,091)

(18)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2017	2016	2015

Net income attributable to Inter Parfums, Inc.	$41,594	$33,331	$30,437
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	(1,926)	(192)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$41,594	$31,405	$30,245

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to

	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2017	$2,011	843	205	(d)	1,238	(a)	1,821
Year ended December 31, 2016	$1,823	349	(68)	(d)	93	(a)	2,011
Year ended December 31, 2015	$1,609	442	(164)	(d)	64	(a)	1,823

Sales return accrual:
Year ended December 31, 2017	$3,332	3,497	—		3,519	(b)	3,310
Year ended December 31, 2016	$4,047	3,789	—		4,504	(b)	3,332
Year ended December 31, 2015	$5,309	3,490	—		4,752	(b)	4,047

Inventory reserve:
Year ended December 31, 2017	$5,316	3,300	570	(d)	3,837	(c)	5,349
Year ended December 31, 2016	$6,641	5,234	(135)	(d)	6,424	(c)	5,316
Year ended December 31, 2015	$5,970	5,563	(499)	(d)	4,393	(c)	6,641

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors	March 13, 2018
Jean Madar	and Chief Executive Officer

/s/ Russell Greenberg	Chief Financial and Accounting	March 13, 2018
Russell Greenberg	Officer and Director

/s/ Philippe Benacin	Director	March 12, 2018
Philippe Benacin

/s/ Philippe Santi	Director	March 12, 2018
Philippe Santi

/s François Heilbronn	Director	March 12, 2018
François Heilbronn

/s/ Robert Bensoussan	Director	March 12, 2018
Robert Bensoussan

/s/ Patrick Choël	Director	March 12, 2018
Patrick Choël

/s/ Michel Dyens	Director	March 12, 2018
Michel Dyens

/s/ Veronique Gabai-Pinsky	Director	March 12, 2018
Veronique Gabai-Pinsky

Exhibit Index

The following documents heretofore filed with the Commission are also incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013:

Exhibit No.	Description

4.21	2004 Nonemployee Director Stock Option Plan as amended

4.22	2004 Stock Option Plan as amended

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

Exhibit No.	Description

3.7	Memorandum and Articles of Association of Inter Parfums USA Hong Kong Limited

10.156	Consulting Agreement with Jean Madar Holding SAS

10.158	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2013 with Schedule of Option Holders and Options Granted

The following document heretofore filed with the Commission is also incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014:

Exhibit No.	Description

10.160	Consulting Agreement with Philippe Benacin Holding SAS

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

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

The following document heretofore filed with the Commission is also incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015:

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015:

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

The following document heretofore filed with the Commission is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016:

Exhibit No.	Description
3.8	Articles of Association of Parfums Rochas Spain, Limited Liability Company (Spanish with English translation)

The following document heretofore filed with the Commission is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016:

Exhibit No.	Description
4.33	2016 Stock Option Plan

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

Exhibit No.	Description

3.6	Organizational Document of Inter Parfums (Suisse) Sarl (French original)

3.6.1	Organizational Document of Inter Parfums (Suisse) Sarl (English translation)

3.9	Amended and Restated By-laws (correction to name only)

10.165	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2016 with Schedule of Option Holders and Options Granted

21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following documents heretofore filed with the Commission more than five (5) years ago are hereby filed again as exhibits to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2017:

(As previously filed with the Commission with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012):

The following documents are filed with this report:

Exhibit No.	Description	Page No.

10.151	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2012 with Schedule of Option Holders and Options Granted	132

10.152	Form of Option Agreement for Options Granted to Executive Officers on January 31, 2013 with Schedule of Option Holders and Options Granted	135

10.153	Seventh Modification of Lease dated February 7, 2013 for 15th Floor at 551 Fifth Avenue, New York, NY	138

The following documents are filed with this report:

Exhibit No.	Description	Page No.

10.166	Form of Option Agreement for Options Granted to Executive Officers on December 29, 2017 with Schedule of Option Holders and Options Granted	154

10.167	Form of Option Agreement for Options Granted to Executive Officers on January 19, 2018 with Schedule of Option Holders and Options Granted	157

21	List of Subsidiaries	160

23	Consent of Mazars USA LLP	161

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	162

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	163

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	164

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	165

101	Interactive data files