Form 10-Q
period 2018-03-31
INTER PARFUMS INC
filed 2018-05-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

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

At May 7, 2018, there were 31,282,633 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$168,929	$208,343
Short-term investments	81,813	69,899
Accounts receivable, net	166,077	120,749
Inventories	141,253	137,058
Receivables, other	2,672	2,405
Other current assets	8,347	7,356
Income taxes receivable	2,114	3,468
Total current assets	571,205	549,278
Equipment and leasehold improvements, net	10,160	10,330
Trademarks, licenses and other intangible assets, net	205,489	200,495
Deferred tax assets	10,113	9,658
Other assets	8,139	8,011
Total assets	$805,106	$777,772

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$24,991	$24,372
Accounts payable – trade	58,740	52,609
Accrued expenses	72,876	81,843
Income taxes payable	6,762	1,722
Dividends payable	6,569	6,561
Total current liabilities	169,938	167,107

Long–term debt, less current portion	31,011	36,207

Deferred tax liability	3,881	3,821

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,282,333 and 31,241,548 shares at March 31, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	67,288	66,004
Retained earnings	432,065	422,570
Accumulated other comprehensive loss	(8,426)	(17,832)
Treasury stock, at cost, 9,864,805 shares at March 31, 2018 and December 31, 2017	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	453,483	433,298
Noncontrolling interest	146,793	137,339
Total equity	600,276	570,637
Total liabilities and equity	$805,106	$777,772

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017

Net sales	$171,767	$143,058

Cost of sales	66,138	52,988

Gross margin	105,629	90,070

Selling, general and administrative expenses	75,231	63,899

Income from operations	30,398	26,171

Other expenses (income):
Interest expense	462	271
Loss on foreign currency	206	156
Interest income	(1,745)	(1,272)

	(1,077)	(845)

Income before income taxes	31,475	27,016

Income taxes	9,613	8,849

Net income	21,862	18,167

Less: Net income attributable to the noncontrolling interest	5,953	4,794

Net income attributable to Inter Parfums, Inc.	$15,909	$13,373

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.51	$0.43
Diluted	$0.51	$0.43

Weighted average number of shares outstanding:
Basic	31,267	31,145
Diluted	31,429	31,254

Dividends declared per share	$0.21	$0.17

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Comprehensive income:

Net income	$21,862	$18,167

Other comprehensive income:

Net derivative instrument (gain) loss, net of tax	(63)	342

Transfer from other comprehensive income into earnings	(38)	22

Translation adjustments, net of tax	13,243	5,769

Comprehensive income	35,004	24,300

Comprehensive income attributable to the noncontrolling interests:

Net income	5,953	4,794

Other comprehensive income:

Net derivative instrument (gain) loss, net of tax	(26)	96

Transfer from other comprehensive income into earnings	(8)	5

Translation adjustments, net of tax	3,770	1,463

Comprehensive income attributable to the noncontrolling interests	9,689	6,358

Comprehensive income attributable to Inter Parfums, Inc.	$25,315	$17,942

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	66,004	63,103
Shares issued upon exercise of stock options	1,003	542
Share-based compensation	281	234
Additional paid-in capital, end of period	67,288	63,879

Retained earnings, beginning of period	422,570	402,714
Net income	15,909	13,373
Dividends	(6,569)	(5,299)
Share-based compensation	155	169

Retained earnings, end of period	432,065	410,957

Accumulated other comprehensive loss, beginning of period	(17,832)	(57,982)
Foreign currency translation adjustment, net of tax	9,473	4,306
Transfer from other comprehensive income into earnings	(30)	17
Net derivative instrument gain (loss), net of tax	(37)	246
Accumulated other comprehensive loss, end of period	(8,426)	(53,413)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	137,339	113,267
Net income	5,953	4,794
Foreign currency translation adjustment, net of tax	3,770	1,463
Transfer from other comprehensive income into earnings	(8)	5
Net derivative instrument (gain) loss, net of tax	(26)	96
Share-based compensation	127	121
Dividends	(362)	—
Noncontrolling interest, end of period	146,793	119,746

Total equity	$600,276	$503,725

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$21,862	$18,167
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,616	2,619
Provision for doubtful accounts	165	225
Noncash share-based compensation	513	507
Deferred tax benefit	(258)	(406)
Change in fair value of derivatives	215	(285)
Changes in:
Accounts receivable	(42,959)	(33,983)
Inventories	(1,178)	(13,274)
Other assets	(1,200)	(743)
Accounts payable and accrued expenses	(6,984)	(563)
Income taxes, net	6,552	4,733

Net cash used in operating activities	(20,656)	(23,003)

Cash flows from investing activities:
Purchases of short-term investments	(9,979)	(24,310)
Proceeds from sale of short-term investments	—	4,259
Purchases of equipment and leasehold improvements	(580)	(729)
Payment for intangible assets acquired	(1,352)	(129)

Net cash used in investing activities	(11,911)	(20,909)

Cash flows from financing activities:
Repayment of long-term debt	(6,140)	(5,250)
Proceeds from exercise of options	1,003	542
Dividends paid	(6,561)	(5,293)
Dividends paid to minority interest	(362)	—

Net cash used in financing activities	(12,060)	(10,001)

Effect of exchange rate changes on cash	5,213	1,914

Net decrease in cash and cash equivalents	(39,414)	(51,999)

Cash and cash equivalents - beginning of period	208,343	161,828

Cash and cash equivalents - end of period	$168,929	$109,829

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$420	$492
Income taxes	5,306	4,576

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2017. We also discuss such policies in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

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

In August 2016, the FASB issued an ASU to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We have evaluated the standard and determined that there has been no material impact on our consolidated financial statements.

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets and will require enhanced disclosures about the Company’s leasing arrangements. The impact on the Company's consolidated statements of income is being evaluated. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company's consolidated statement of cash flows.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials and component parts	$48,044	$46,884
Finished goods	93,209	90,174

	$141,253	$137,058

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2018
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$81,813	$—	$81,813	$—

Liabilities:
Interest rate swap	$463	$—	$463	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	140		140
Foreign currency forward exchange contracts not accounted for using hedge accounting	7	—	7	—

	$610	$—	$610	$—

		Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$69,899	$—	$69,899	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	26		26
Foreign currency forward exchange contracts not accounted for using hedge accounting	119	—	119	—

	$70,044	$—	$70,044	$—
Liabilities:
Interest rate swap	$529	$—	$529	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both three month periods ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, interest expense was reduced by a gain of $0.1 million and $0.2 million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2018, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

At March 31, 2018, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $9.5 million, GB £8.0 million and JPY ¥240.0 million which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during both the three months ended March 31, 2018 and 2017 aggregated $0.04 million and $0.05 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	431,235	$8.22
Nonvested options granted	12,000	$10.72
Nonvested options vested or forfeited	(10,605)	$7.61
Nonvested options – end of period	432,630	$8.31

Share-based payment expense decreased income before income taxes by $0.51 million for both the three months ended March 31, 2018 and 2017, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.32 million for both the three months ended March 31, 2018 and 2017.

The following table summarizes stock option information as of March 31, 2018:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	730,980	$31.92
Options granted	12,000	46.47
Options forfeited	(4,640)	36.48
Options exercised	(40,785)	24.59

Outstanding at March 31, 2018	697,555	$32.57

Options exercisable	264,925	$27.89
Options available for future grants	922,625

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2018, the weighted average remaining contractual life of options outstanding is 3.74 years (2.33 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $10.2 million and $5.1 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $3.3 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2018 and March 31, 2017 were as follows:

(In thousands)	March 31, 2018	March 31, 2017

Cash proceeds from stock options exercised	$1,003	$542
Tax benefits	157	135
Intrinsic value of stock options exercised	897	549

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2018 and 2017 were $10.72 and $7.67 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2018 and 2017 are set forth in the following table:

	March 31, 2018	March 31, 2017

Weighted average expected stock-price volatility	28%	29%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.5%	2.0%
Weighted average dividend yield	2.0%	2.1%

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

The fair value of the grant has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant taking into account the dividend yield as no dividends on this grant will be earned until the shares are distributed. The estimated number of shares to be distributed has been determined taking into account employee turnover. The aggregate cost of the grant of €3.1 million (approximately $3.8 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the three months ended March 31, 2018, $0.3 million of compensation cost has been recognized in connection with this plan.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2016, 108,348 shares have been acquired in the open market at an aggregate cost of $2.9 million, and such amount has been classified as an equity transaction on the accompanying balance sheet. No additional shares were purchased during the three months ended March 31, 2018.

7.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

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

(In thousands, except per share data)	March 31,
	2018	2017
Numerator:
Net income attributable to Inter Parfums, Inc.	$15,909	$13,373
Denominator:
Weighted average shares	31,267	31,145
Effect of dilutive securities:
Stock options	162	109
Denominator for diluted earnings per share	31,429	31,254

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.51	$0.43
Diluted	0.51	0.43

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 million and 0.26 million shares of common stock for the three months ended March 31, 2018 and 2017, respectively.

8.	Segment and Geographic Areas:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2018	2017
Net sales:
United States	$22,859	$23,689
Europe	149,514	119,727
Eliminations	(606)	(358)
	$171,767	$143,058

Net income attributable to Inter Parfums, Inc.:
United States	$270	$872
Europe	15,639	12,501
	$15,909	$13,373

	March 31,	December 31,
	2018	2017
Total Assets:
United States	$102,873	$92,909
Europe	721,967	694,385
Eliminations of investment in subsidiary	(19,734)	(9,522)
	$805,106	$777,772

9.	Recent Agreements

GUESS:

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license became effective on April 1, 2018, and our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Graff:

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2017 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 87% and 84% of net sales for the three months ended March 31, 2018 and 2017, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

With respect to our largest brands, we own the Lanvin brand name for its class of trade, and license the Montblanc, Coach and Jimmy Choo brand names; for the three months ended March 31, 2018, sales of product for these brands represented 11%, 24%, 16%, and 14% of net sales, respectively.

Through our United States operations we also market fragrance and fragrance related products. United States operations represented 13% and 16% of net sales for the three months ended March 31, 2018 and 2017, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister and Oscar de la Renta brands.

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our pricing models and we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in the territory.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

GUESS:

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license became effective on April 1, 2018, and our rights under such license agreement are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Graff:

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry.

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

Revenue Recognition

We sell our products to department stores, perfumeries, specialty stores, and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. We recognize revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured and product is shipped or risk of ownership has been transferred to and accepted by the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Sales Returns

Generally, we do not permit customers to return their unsold products. However, for U.S. distribution of our prestige products, we allow returns if properly requested, authorized and approved as is customary in the industry. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data, including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

Net Sales	Three months ended March 31,
(in millions)	2018	% Change	2017

European based product sales	$149.5	25%	$119.7
United States based product sales	22.3	(5%)	23.4

Total net sales	$171.8	20%	$143.1

Net sales for the three months ended March 31, 2018 increased 20% to $171.8 million, as compared to $143.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 13%. For the 2018 first quarter, the average U.S. dollar/euro exchange rate was 1.23 as compared to 1.06 in the first quarter of 2017.

European based product sales increased 25% to $149.5 million for the three months ended March 31, 2018, as compared to $119.7 million for the corresponding period of the prior year. For the three months ended March 31, 2018, Montblanc fragrance sales rose nearly 33% with continuing growth supported by the Legend line's enduring strength and the rollout of Legend Night launched in the 2017 second half. While in last year’s first quarter, Jimmy Choo fragrance sales rose 57% due in great part to the launches of the Jimmy Choo L’Eau and Jimmy Choo Man Ice lines, 2018 first quarter brand sales declined 28%; however, improvement in brand sales is anticipated as the year unfolds with the introduction of Jimmy Choo Man Blue and Jimmy Choo Fever. Coach fragrances have displayed remarkable growth with brand sales up 242% from last year’s first quarter. Increased Coach brand sales were driven both by the continuing success of the men's signature fragrance line launched at the end of 2017, and the recent debut of the women's line, Coach Floral. While there were actual sales gains for most of other brands, including Karl Lagerfeld, Boucheron and Van Cleef & Arpels, the strength of the euro magnified the sales performances of Lanvin and Rochas, whose sales were down slightly in local currency, but in dollars, were up 10% and 14%, respectively.

United States based product sales decreased 5% to $22.3 million for the three months ended March 31, 2018, as compared to $23.4 million for the corresponding period of the prior year. For the three months ended March 31, 2018, Anna Sui and Oscar de la Renta, two of the larger brands in the group, showed good comparable quarterly net sales increases coinciding with new product introductions. We have an active year planned for some of our other brands including a new scent for Dunhill, Century launching this summer. Abercrombie & Fitch will have several brand extensions introduced throughout the year, and we have a completely new Hollister fragrance family launching this summer. We expect far better quarterly sales comparisons for our U.S. operations as we unveil new products and commence sales of GUESS brand fragrances in the second quarter.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Three months ended March 31,
(in millions)	2018	2017

North America	$43.5	$36.6
Western Europe	41.6	37.9
Asia	36.2	26.9
Middle East	20.7	15.7
Central and South America	15.9	13.8
Eastern Europe	11.0	9.3
Other	2.9	2.9
	$171.8	$143.1

Virtually all regions registered strong growth for the three months ended March 31, 2018, as compared to the corresponding period of the prior year. Some of the stronger performing regions were the laggards of recent years, namely Eastern Europe, the Middle East and Asia.

Gross Profit Margin	Three months ended March 31,
(in millions)	2018	2017

Net sales	$171.7	$143.1
Cost of sales	66.1	53.0
Gross margin	$105.6	$90.1

Gross margin as a % of net sales	61.5%	63.0%

Gross profit margin was 61.5% of net sales for the three months ended March 31, 2018, as compared to 63.0% for the corresponding period of the prior year. For European operations, gross profit margin was 63.0% and 65.5% in the first quarters of 2018 and 2017, respectively. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate for the three months ended March 31, 2018 was 1.23, as compared to 1.06 for the corresponding period of the prior year, accounting for most of the decline in gross margin as a percentage of sales for our European operations.

For U.S. operations, gross profit margin was 51.4% and 50.1% in the first quarters of 2018 and 2017, respectively. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under licenses while sales of lower margin fragrance products continue to decline.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.6 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses	Three months ended March 31,
(in millions)	2018	2017

Selling, general and administrative expenses	$75.2	$63.9
Selling, general and administrative expenses as a % of net sales	43.8%	44.7%

Selling, general and administrative expenses increased 18% for the three months ended March 31, 2018, as compared to the corresponding period of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 43.8% and 44.7% for the three months ended March 31, 2018 and 2017, respectively. For European operations, with sales up 25%, selling, general and administrative expenses increased 20% in 2018, as compared to 2017 and represented 43% of sales in 2018, as compared to 45% of sales in 2017. For U.S. operations, with sales down 5%, selling, general and administrative expenses increased 7% in 2018, as compared to 2017 and represented 51% and 45% of sales in 2018 and 2017, respectively. We expect far better quarterly sales comparisons for our U.S. operations as we unveil new products and commence sales of GUESS brand fragrances in the second quarter. We also anticipate significant leverage of our selling, general and administrative expenses as a result.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $26.9 million (15.6% of net sales) for the 2018 period, as compared to $22.9 million (16.0% of net sales) for the 2017 period. We continue to invest heavily in promotional spending to support new product launches and building brand awareness. We have significant promotion and advertising programs underway for 2018, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2018 net sales, which is in line with 2017 annual promotion and advertising expenditures as a percentage of sales.

Royalty expense included in selling, general and administrative expenses aggregated $11.8 million for the 2018 period, as compared to $9.5 million in 2017 and represented 6.9% and 6.6% of net sales in 2018 and 2017, respectively.

As a result of the above analysis regarding margins and selling, general and administrative expenses, income from operations increased 16% to $30.4 million for the three months ended March 31, 2018, as compared to $26.2 million for the corresponding period of the prior year. Operating margins were 17.7% of net sales in the current period as compared to 18.3% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense is primarily related to the financing of the Rochas brand acquisition, and includes gains relating to the interest rate swap of $0.1 million in 2018 and $0.2 million in 2017. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Long-term debt including current maturities aggregated $56.0 million and $70.2 million as of March 31, 2018 and 2017, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency losses aggregated $0.2 million for both the three months ended March 31, 2018 and 2017, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $1.7 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

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

The Company made reasonable estimates of the effects and recorded provisional estimates for these items as of December 31, 2017. While the Company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions the Company has made, future guidance that may be issued and actions the Company may take as a result of the law.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a result of the Tax Act, our effective income tax rate declined to 30.5% for the three months ended March 31, 2018, as compared to 32.8% for the corresponding period of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company has filed a claim for refund of approximately $3.9 million (€3.2 million) for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim as of December 31, 2017. The Company has received $1.8 million of such claim as of March 31, 2018 and an additional $0.9 million in April 2018.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share (in thousands except per share data)	Three months ended March 31,
	2018	2017

Net income attributable to European operations	$21,592	$17,295
Net income attributable to United States operations	270	872
Net income	21,862	18,167
Less: Net income attributable to the noncontrolling interest	5,953	4,794

Net income attributable to Inter Parfums, Inc.	$15,909	$13,373

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.51	$0.43
Diluted	$0.51	$0.43

Weighted average number of shares outstanding:
Basic	31,267	31,145
Diluted	31,429	31,254

Net income increased 20% to $21.9 million for the three months ended March 31, 2018, as compared to $18.2 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses. As discussed, lower gross profit margins within our European operations were more than offset by increased leverage in selling general and administrative expenses resulting from the 25% increase in sales. For United States operations, in summary, 2018 sales declined by 5%, gross margin declined 2% and selling, general and administrative expenses increased 7%, as compared to the corresponding period of the prior year.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations net income for both the three months ended March 31, 2018 and 2017. Net income attributable to Inter Parfums, Inc. increased 19% to $15.9 million, as compared to $13.4 million for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At March 31, 2018, working capital aggregated $401 million and we had a working capital ratio of almost 3.4 to 1. Cash and cash equivalents and short-term investments aggregated $251 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 90% of the Company’s total assets are held by European operations, and approximately $197 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $20.7 million and $23.0 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, working capital items used $45.8 million in cash from operating activities, as compared to $43.8 million in the 2017 period. Although accounts receivable is up 38% from year end, the balance is reasonable based on first quarter 2018 sales levels, and reflects continued strong collection activity as day’s sales outstanding is 87 days and 88 days for the three month periods ended March 31, 2018 and 2017, respectively. Inventory levels are relatively unchanged from year end and reflect inventory needed to support new product launches.

Cash flows used in investing activities in 2018 reflect the purchases within our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $81 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In connection with the 2015 acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million ($6.2 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2018, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2018 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank, and approximately $31.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both March 31, 2018 and 2017.

In October 2017, the Board of Directors authorized a 24% increase in the annual dividend to $0.84 per share. The next quarterly cash dividend of $0.21 per share is payable on July 13, 2018 to shareholders of record on June 29, 2018.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2018.

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

At March 31, 2018, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $9.5 million, GB £8.0 million and JPY ¥240.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	29

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	30

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	31

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	32

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2018.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer

Page 28