Form 10-Q
period 2018-06-30
INTER PARFUMS INC
filed 2018-08-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 7, 2018, there were 31,320,593 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$145,318	$208,343
Short-term investments	77,562	69,899
Accounts receivable, net	140,026	120,749
Inventories	169,323	137,058
Receivables, other	2,424	2,405
Other current assets	7,797	7,356
Income taxes receivable	677	3,468
Total current assets	543,127	549,278
Equipment and leasehold improvements, net	10,117	10,330
Trademarks, licenses and other intangible assets, net	210,677	200,495
Deferred tax assets	10,851	9,658
Other assets	7,720	8,011
Total assets	$782,492	$777,772

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$23,610	$24,372
Accounts payable – trade	66,047	52,609
Accrued expenses	69,185	81,843
Income taxes payable	6,055	1,722
Dividends payable	6,577	6,561
Total current liabilities	171,474	167,107

Long–term debt, less current portion	34,501	36,207

Deferred tax liability	3,706	3,821

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,318,273 and 31,241,548 shares at June 30, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	67,934	66,004
Retained earnings	436,605	422,570
Accumulated other comprehensive loss	(28,146)	(17,832)
Treasury stock, at cost, 9,864,805 shares at June 30, 2018 and December 31, 2017	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	438,949	433,298
Noncontrolling interest	133,862	137,339
Total equity	572,811	570,637
Total liabilities and equity	$782,492	$777,772

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$149,367	$129,136	$321,133	$272,194

Cost of sales	53,713	45,193	119,851	98,181

Gross margin	95,654	83,943	201,282	174,013

Selling, general and administrative expenses	76,885	69,468	152,117	133,367

Income from operations	18,769	14,475	49,165	40,646

Other expenses (income):
Interest expense	568	727	1,030	999
(Gain) loss on foreign currency	(1,500)	817	(1,295)	973
Interest income	(729)	(900)	(2,474)	(2,173)

	(1,661)	644	(2,739)	(201)

Income before income taxes	20,430	13,831	51,904	40,847

Income taxes	6,171	4,620	15,783	13,469

Net income	14,259	9,211	36,121	27,378

Less: Net income attributable to the noncontrolling interest	3,360	2,467	9,313	7,261

Net income attributable to Inter Parfums, Inc.	$10,899	$6,744	$26,808	$20,117

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.35	$0.22	$0.86	$0.65
Diluted	$0.35	$0.22	$0.85	$0.64

Weighted average number of shares outstanding:
Basic	31,299	31,169	31,283	31,157
Diluted	31,490	31,281	31,459	31,268

Dividends declared per share	$0.21	$0.17	$0.42	$0.34

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss):

Net income	$14,259	$9,211	$36,121	$27,378

Other comprehensive income (loss):

Net derivative instrument gain, net of tax	20	279	(43)	621

Transfer from OCI into earnings	59	—	21	22

Translation adjustments, net of tax	(27,566)	27,529	(14,323)	33,572

Comprehensive income (loss)	(13,228)	37,019	21,776	61,593

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	3,360	2,467	9,313	7,261

Other comprehensive income (loss):

Net derivative instrument gain, net of tax	20	72	(6)	168

Transfer from OCI into earnings	8	—	—	5

Translation adjustments, net of tax	(7,795)	8,003	(4,025)	9,466

Comprehensive income (loss) attributable to the noncontrolling interests	(4,407)	10,542	5,282	16,900

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$(8,821)	$26,477	$16,494	$44,693

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	66,004	63,103
Shares issued upon exercise of stock options	1,938	625
Share based compensation	564	468
Purchase of subsidiary shares from noncontrolling interest	(572)	—
Additional paid-in capital, end of period	67,934	64,196

Retained earnings, beginning of period	422,570	402,714
Net income	26,808	20,117
Dividends	(13,146)	(10,598)
Share based compensation	373	347
Retained earnings, end of period	436,605	412,580

Accumulated other comprehensive loss, beginning of period	(17,832)	(57,982)
Foreign currency translation adjustment, net of tax	(10,298)	24,106
Transfer from other comprehensive income into earnings	21	17
Net derivative instrument gain (loss), net of tax	(37)	453
Accumulated other comprehensive loss, end of period	(28,146)	(33,406)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	137,339	113,267
Net income	9,313	7,261
Foreign currency translation adjustment, net of tax	(4,025)	9,466
Transfer from other comprehensive income into earnings	—	5
Net derivative instrument gain (loss), net of tax	(6)	168
Share based compensation	183	254
Purchase of subsidiary shares from noncontrolling interest	(236)	—
Dividends	(8,706)	(5,947)
Noncontrolling interest, end of period	133,862	124,474

Total equity	$572,811	$530,400

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$36,121	$27,378
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,510	4,683
Provision for doubtful accounts	215	248
Share based compensation	1,082	1,022
Deferred tax provision (benefit)	(1,504)	609
Change in fair value of derivatives	(134)	(3,357)
Changes in:
Accounts receivable	(23,928)	(7,103)
Inventories	(36,044)	(32,591)
Other assets	(1,082)	734
Accounts payable and accrued expenses	6,310	(1,925)
Income taxes, net	7,401	(396)

Net cash used in operating activities	(6,053)	(10,698)

Cash flows from investing activities:
Purchases of short-term investments	(10,000)	(25,018)
Proceeds from sale of short-term investments	—	4,328
Purchases of equipment and leasehold improvements	(2,079)	(1,419)
Payment for intangible assets acquired	(8,041)	(402)
Proceeds from sale of trademark	—	5,886

Net cash used in investing activities	(20,120)	(16,625)

Cash flows from financing activities:
Repayments of long-term debt	(12,120)	(10,679)
Proceeds from exercise of stock options	1,938	625
Purchase of subsidiary shares from noncontrolling interest	(808)	—
Dividends paid	(13,130)	(10,592)
Dividends paid to noncontrolling interest	(8,706)	(5,947)

Net cash (used in) financing activities	(32,826)	(26,593)

Effect of exchange rate changes on cash	(4,026)	8,860

Net decrease in cash and cash equivalents	(63,025)	(45,056)

Cash and cash equivalents - beginning of period	208,343	161,828

Cash and cash equivalents - end of period	$145,318	$116,772

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$853	$896
Income taxes	12,451	10,905

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets and will require enhanced disclosures about the Company’s leasing arrangements. The impact on the Company’s consolidated statements of income is being evaluated. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company’s consolidated statement of cash flows.

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

3.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2018	December 31, 2017

Raw materials and component parts	$69,077	$46,884
Finished goods	100,246	90,174

	$169,323	$137,058

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$77,562	$—	$77,562	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	225		225
	$77,787	$—	$77,787	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$28	$—	$28	$—
Interest rate swap	358	—	358	—
	$386	$—	$386	$—

		Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$69,899	$—	$69,899	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	26		26
Foreign currency forward exchange contracts not accounted for using hedge accounting	119	—	119	—

	$70,044	$—	$70,044	$—
Liabilities:
Interest rate swap	$529	$—	$529	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both six month periods ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, interest expense includes a gain of $0.2 million and $0.3 million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2018, resulted in an asset and is included in other current assets on the accompanying balance sheet.

At June 30, 2018, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $29.0 million, GB £6.6 million and JPY ¥100.0 million which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the six months ended June 30, 2018 and 2017 aggregated $0.04 million and $0.05 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	431,235	$8.22
Nonvested options granted	14,000	$10.73
Nonvested options vested or forfeited	(13,045)	$7.87
Nonvested options – end of period	432,190	$8.32

Share based payment expense decreased income before income taxes by $0.57 million and $1.08 million for the three and six months ended June 30, 2018, respectively, as compared to $0.51 million and $1.02 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.36 million and $0.68 million for the three and six months ended June 30, 2018, respectively, as compared to $0.28 million and $0.56 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2018:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	730,980	$31.92
Options granted	14,000	46.44
Options forfeited	(7,140)	37.37
Options exercised	(76,725)	25.26

Outstanding at June 30, 2018	661,115	$32.95

Options exercisable	228,925	$28.19
Options available for future grants	923,125

As of June 30, 2018, the weighted average remaining contractual life of options outstanding is 3.61 years (2.21 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $13.6 million and $5.8 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $3.0 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2018 and June 30, 2017 were as follows:

(In thousands)	June 30, 2018	June 30, 2017

Cash proceeds from stock options exercised	$1,938	$625
Tax benefits	157	135
Intrinsic value of stock options exercised	1,775	600

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2018 and 2017 were $10.73 and $7.67 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2018 and 2017 are set forth in the following table:

	June 30, 2018	June 30, 2017

Weighted average expected stock-price volatility	28%	29%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.5%	2.0%
Weighted average dividend yield	2.0%	2.1%

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

The fair value of the grant of €18.56 per share (approximately $22.00 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 157,840 has been determined taking into account employee turnover. The aggregate cost of the grant of €2.9 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the six months ended June 30, 2018, $0.5 million of compensation cost has been recognized in connection with this plan.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. In 2016, 131,101 shares had been acquired in the open market at an aggregate cost of $2.9 million. During the six months ended June 30, 2018, an additional 18,899 shares were acquired in the open market at an aggregate cost of $0.8 million. All share purchases have been classified as equity transactions on the accompanying balance sheet.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Inter Parfums, Inc.	$10,899	$6,744	$26,808	$20,117
Denominator:
Weighted average shares	31,299	31,169	31,283	31,157
Effect of dilutive securities:
Stock options	191	112	176	111
Denominator for diluted earnings per share	31,490	31,281	31,459	31,268

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.35	$0.22	$0.86	$0.65
Diluted	0.35	0.22	0.85	0.64

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 million shares of common stock for both the three and six months ended June 30, 2018, as compared to 0.26 million shares of common stock for both the three and six months ended June 30, 2017.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales:
United States	$34,793	$22,598	$57,652	$46,287
Europe	115,638	106,806	265,152	226,533
Eliminations	(1,064)	(268)	(1,671)	(626)

	$149,367	$129,136	$321,133	$272,194

Net income attributable to Inter Parfums, Inc.:
United States	$2,208	$594	$2,478	$1,466
Europe	8,691	6,150	24,330	18,651

	$10,899	$6,744	$26,808	$20,117

(In thousands)			June 30,	December 31,
			2018	2017
Total Assets:
United States			$135,731	$92,909
Europe			667,032	694,385
Eliminations of investment in subsidiary			(20,271)	(9,522)

			$782,492	$777,772

9.	Other Matters:

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

Van Cleef & Arpels:

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 83% of net sales for both the six months ended June 30, 2018 and 2017. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 17% of net sales for both the six months ended June 30, 2018 and 2017. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister and Oscar de la Renta brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo and Coach brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Six Months Ended June 30,
	2018	2017

Montblanc.	21.6%	22.7%
Jimmy Choo.	16.1%	21.7%
Coach.	14.1%	6.3%
Lanvin.	11.2%	12.1%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Italy, Spain and the United States.

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

In years prior to 2017, the economic and political uncertainty and financial market volatility in Eastern Europe, the Middle East and China had a minor negative impact on our business, but our sales in these regions have been improving and we do not anticipate dramatic changes in business conditions for the foreseeable future. However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and accordingly, our business. We believe general economic and other uncertainties still exist in select markets in which we do business, and we monitor these uncertainties and other risks that may affect our business.

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

Van Cleef & Arpels:

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

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

Results of Operations

Three and Six Months Ended June 30, 2018 as Compared to the Three and Six Months Ended June 30, 2017

Net Sales

(In millions)	Three months ended June 30,				Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in millions)

European based brand product sales	$115.6	$106.8	8.3%	$265.1	$226.5	17.1%
United States based product sales	33.8	22.3	50.8%	56.0	45.7	22.5%
Total net sales	$149.4	$129.1	15.7%	$321.1	$272.2	18.0%

Net sales for the three months ended June 30, 2018 increased 15.7% to $149.4 million, as compared to $129.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 12.3%. Net sales for the six months ended June 30, 2018 increased 18.0% to $321.1 million, as compared to $272.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 12.8% for the period.

European based product sales increased 8.3% and 17.1% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods of the prior year. Top line growth in 2018, is primarily attributed to strong sales of established scents and brand extensions by several of our largest brands. Montblanc generated sales of $27.3 million and $69.2 million for the three and six months ended June 30, 2018, respectively. After turning in a 33% increase in the first quarter of 2018, second quarter sales declined 10% but are ahead nearly 12% for the first half, with continuing growth supported by the brand’s Legend line’s. Jimmy Choo generated sales of $27.4 million and $51.7 million for the three and six months ended June 30, 2018, respectively. After a 28% decline in the first quarter of 2018, due to a very difficult comparison with the first quarter of 2017, comparable quarter sales increased 8% in the second quarter of 2018 and are down only 12% for the first half. Continued improvement in Jimmy Choo brand sales is anticipated as the year unfolds with the roll-out of Jimmy Choo Man Blue and Jimmy Choo Fever. Coach fragrances have achieved remarkable growth with brand sales up 99% and 166% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods of the prior year. Coach brand sales are driven both by the continuing success of the men’s signature fragrance line launched at the end of 2017, and the 2018 debut of the women’s line, Coach Floral.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based product sales increased 50.8% and 22.5% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods of the prior year. The inclusion of legacy GUESS fragrances, which began late in the second quarter of 2018, factored into the increase in net sales. Also factoring into the second quarter sales growth was the successful launch of two brand extensions for the Abercrombie & Fitch First Instinct fragrance family. Additionally, Anna Sui, Dunhill, and Oscar de la Renta produced significant comparable quarter sales gains. For Anna Sui and Dunhill, we expanded existing collections with flankers, and for Oscar de la Renta, the new Bella Blanca scent helped grow brand sales.

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2018	2017

North America	$85.7	$72.7
Western Europe	81.0	74.3
Asia	63.4	48.2
Middle East	34.6	28.3
Central and South America	29.9	26.5
Eastern Europe	20.7	16.7
Other	5.8	5.5
	$321.1	$272.2

Virtually all regions registered strong growth for the six months ended June 30, 2018, as compared to the corresponding period of the prior year. Some of the strongest performing regions were the laggards of recent years, namely Eastern Europe, the Middle East and Asia, which increased 24%, 23% and 31%, respectively.

Gross profit margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017

Net sales	$149.4	$129.1	$321.1	$272.2
Cost of sales	53.7	45.2	119.8	98.2

Gross margin	$95.7	$83.9	$201.3	$174.0
Gross margin as a percent of net sales	64%	65%	63%	64%

Gross profit margin was 64% and 63% of net sales for the three and six months ended June 30, 2018, respectively, as compared to 65% and 64% for the corresponding periods of the prior year. For European operations, gross profit margin was 68% and 65% for the three and six months ended June 30, 2018, respectively, as compared to 68% and 67% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rates for the three and six months ended June 30, 2018 was 1.19 and 1.21, respectively, as compared to 1.10 and 1.08 for the corresponding periods of the prior year, accounting for most of the decline in gross margin as a percentage of sales for our European operations.

For U.S. operations, gross profit margin was 50% and 51% for the three and six months ended June 30, 2018, respectively, as compared to 48% and 49% for the corresponding periods of the prior year. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under licenses while sales of lower margin fragrance products continue to decline.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.0 million and $3.6 million for the three and six month periods ended June 30, 2018, respectively, as compared to $1.0 million and $2.5 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017

Selling, general and administrative expenses	$76.9	$69.5	$152.1	$133.4
Selling, general and administrative expenses as a percent of net sales	51%	54%	47%	49%

Selling, general and administrative expenses increased 11% and 14% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 51% and 47% of net sales for the three and six months ended June 30, 2018, respectively, as compared to 54% and 49% for the corresponding periods of the prior year. For European operations sales increased 8% and 17% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations only increased 6% and 12% for the same periods, respectively. In addition, selling, general and administrative expenses of our European operations represented 54% and 48% of net sales for the three and six months ended June 30, 2018, respectively, as compared to 56% and 50% for the corresponding periods of the prior year.

For U.S. operations sales increased 51% and 23% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations increased 41% and 23% for the three and six months ended June 30, 2018, as compared to the corresponding periods of the prior year and represented 41% and 45% of net sales for the three and six months ended June 30, 2018, respectively, as compared to 44% and 45% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated $32.5 million and $59.3 million for the three and six months ended June 30, 2018, respectively, as compared to $30.4 million and $53.3 million for the corresponding periods of the prior year. Promotion and advertising represented 22% and 18% of net sales for the three and six months ended June 30, 2018, respectively, as compared to 24% and 20% for the corresponding periods of the prior year. We continue to invest heavily in promotional spending to support new product launches and building brand awareness. We have significant promotion and advertising programs underway for 2018, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2018 net sales, which is in line with 2017 annual promotion and advertising expenditures as a percentage of sales.

Royalty expense included in selling, general and administrative expenses aggregated $10.7 million and $22.5 million for the three and six months ended June 30, 2018, respectively, as compared to $7.5 million and $18.0 million for the corresponding periods of the prior year. Royalty expense represented 7.2% and 7.0% of net sales for the three and six months ended June 30, 2017, as compared to 5.8% and 6.6% of net sales for the corresponding period of the prior year. The increase is directly related to new licenses and increased royalty based product sales.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 30% to $18.8 million for the three months ended June 30, 2018, as compared to $14.5 million for the corresponding period of the prior year. Income from operations increased 21% to $49.2 million for the six months ended June 30, 2018, as compared to $40.6 million for the corresponding period of the prior year. Operating margins were 12.6% and 15.3% of net sales for the three and six months ended June 30, 2018, respectively, as compared to 11.2% and 14.9% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.6 million and $1.0 million for the three and six months ended June 30, 2018, respectively, as compared to $0.7 million and $1.0 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of the Rochas brand acquisition and includes gains relating to the interest rate swap of $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency gain or (loss) aggregated $1.5 million and $1.3 million for the three and six months ended June 30, 2018, respectively, as compared to ($0.8) million and ($1.0) million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.7 million and $2.5 million for the three and six months ended June 30, 2018, respectively, as compared to $0.9 million and $2.2 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

As a result of the Tax Act, our effective income tax rate was 30% for both the three and six months ended June 30, 2018, as compared to 33% for both corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company filed a claim for refund of approximately $3.9 million (€3.2 million) for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim as of December 31, 2017 and has received the entire refund as of June 30, 2018.

INTER PARFUMS, INC. AND SUBSIDIARIES

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income European operations	$12,051	$8,617	$33,643	$25,912
Net income U.S. operations	2,208	594	2,478	1,466

Net income	14,259	9,211	36,121	27,378

Less: Net income attributable to the noncontrolling interest	3,360	2,467	9,313	7,261

Net income attributable to Inter Parfums, Inc.	$10,899	$6,744	$26,808	$20,117

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.35	$0.22	$0.86	$0.65
Diluted	$0.35	$0.22	$0.85	$0.64

Weighted average number of shares outstanding:
Basic	31,299	31,169	31,283	31,157
Diluted	31,490	31,281	31,459	31,268

Net income was $14.3 million for the three months ended June 30, 2018, as compared to $9.2 million for the corresponding period of the prior year. Net income was $36.1 million for the six months ended June 30, 2018, as compared to $27.4 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As discussed, slightly lower gross profit margins within our European operations due to changes in foreign currency exchange rates were more than offset by lower selling general and administrative expenses as a percentage of sales. This decrease is the result of less promotional spending as a percentage of sales and increased leverage of our fixed expenses. For United States operations, in summary, first half 2018 net sales increased 22.5%, gross margin increased 25.9% and selling, general and administrative expenses increased 23.3%, as compared to the corresponding period of the prior year.

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations’ net income for both three and six months ended June 30, 2018, respectively, as compared to 29% and 28% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At June 30, 2018, working capital aggregated $372 million and we had a working capital ratio of almost 3.2 to 1. Cash and cash equivalents and short-term investments aggregated $223 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 84% of the Company’s total assets are held by European operations and approximately $186 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $6.1 million and $10.7 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, working capital items used $47.3 million in cash from operating activities, as compared to $41.3 million in the 2017 period. Although accounts receivable is up 19.8% from year end, the balance is reasonable based on second quarter 2018 sales levels and reflects continued strong collection activity as day’s sales outstanding is 84 days, as compared to 83 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 26% from year end and reflect levels needed to support second half sales expectations and our new product launches.

Cash flows used in investing activities in 2018 reflect the purchases within our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $76 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for licenses, trademarks and other intangible assets primarily represent upfront entry fees incurred in connection with new license agreements.

In 2015, in connection with the acquisition of the Rochas brand, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million ($5.8 million) plus interest. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2018, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2018 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $29.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both June 30, 2018 and June 30, 2017.

Purchase of subsidiary shares from noncontrolling interest which aggregated $0.8 million for the six months ended June 30, 2018, represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees in 2019 pursuant to its Free Share Plan.

In October 2017, the Board of Directors authorized a 24% increase in the annual dividend to $0.84 per share. The next quarterly cash dividend of $0.21 per share is payable on October 15, 2018 to shareholders of record on September 28, 2018. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $8.7 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. The annual cash dividends represent a small part of our cash position and are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2018.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign Exchange Risk Management

We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a currency other than our functional currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of Interparfums SA, whose functional currency is the euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

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

At June 30, 2018, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $29.0 million, GB £6.6 million and JPY ¥100 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	31

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	32

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	33

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	34

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2018.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer