Form 10-Q
period 2018-09-30
INTER PARFUMS INC
filed 2018-11-05
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York 10176
(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 5, 2018, there were 31,333,842 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$133,553	$208,343
Short-term investments	77,173	69,899
Accounts receivable, net	164,574	120,749
Inventories	161,459	137,058
Receivables, other	2,146	2,405
Other current assets	5,678	7,356
Income taxes receivable	1,107	3,468
Total current assets	545,690	549,278

Equipment and leasehold improvements, net	9,854	10,330
Trademarks, licenses and other intangible assets, net	207,828	200,495
Deferred tax assets	10,941	9,658
Other assets	8,840	8,011
Total assets	$783,153	$777,772

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$23,418	$24,372
Accounts payable – trade	47,452	52,609
Accrued expenses	73,263	81,843
Income taxes payable	11,660	1,722
Dividends payable	6,580	6,561
Total current liabilities	162,373	167,107

Long–term debt, less current portion	28,626	36,207

Deferred tax liability	3,552	3,821

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,333,842 and 31,241,548 shares at September 30, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	68,665	66,004
Retained earnings	449,085	422,570
Accumulated other comprehensive loss	(30,423)	(17,832)
Treasury stock, at cost, 9,864,805 shares at September 30, 2018 and December 31, 2017	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	449,883	433,298
Noncontrolling interest	138,719	137,339
Total equity	588,602	570,637
Total liabilities and equity	$783,153	$777,772

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$177,213	$169,531	$498,347	$441,725

Cost of sales	68,066	66,059	187,917	164,240

Gross margin	109,147	103,472	310,430	277,485

Selling, general and administrative expenses	74,169	70,309	226,286	203,676

Income from operations	34,978	33,163	84,144	73,809

Other expenses (income):
Interest expense	523	495	1,553	1,494
(Gain) loss on foreign currency	1,109	335	(185)	1,308
Interest income	(847)	(615)	(3,321)	(2,788)

	785	215	(1,953)	14

Income before income taxes	34,193	32,948	86,097	73,795

Income taxes	9,767	10,845	25,550	24,314

Net income	24,426	22,103	60,547	49,481

Less: Net income attributable to the noncontrolling interest	5,488	5,026	14,801	12,287

Net income attributable to Inter Parfums, Inc.	$18,938	$17,077	$45,746	$37,194

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.60	$0.55	$1.46	$1.19
Diluted	$0.60	$0.55	$1.45	$1.19

Weighted average number of shares outstanding:
Basic	31,326	31,175	31,297	31,163
Diluted	31,587	31,307	31,502	31,281

Dividends declared per share	$0.21	$0.17	$0.63	$0.51

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income:

Net income	$24,426	$22,103	$60,547	$49,481

Other comprehensive income:
Net derivative instrument gain (loss), net of tax	(6)	(591)	(49)	30
Transfer from OCI into earnings	(17)	—	4	22
Translation adjustments, net of tax	(2,964)	15,143	(17,287)	48,715

Comprehensive income	21,439	36,655	43,215	98,248

Comprehensive income attributable to the noncontrolling interests:

Net income	5,488	5,026	14,801	12,287

Other comprehensive income:
Net derivative instrument gain (loss), net of tax	(6)	(160)	(12)	8
Transfer from OCI into earnings	—	—	—	5
Translation adjustments, net of tax	(704)	4,367	(4,729)	13,833

Comprehensive income attributable to the noncontrolling interests	4,778	9,233	10,060	26,133

Comprehensive income attributable to Inter Parfums, Inc.	$16,661	$27,422	$33,155	$72,115

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	66,004	63,103
Shares issued upon exercise of stock options	2,384	839
Share based compensation	849	703
Purchase of subsidiary shares from noncontrolling interest	(572)	—
Additional paid-in capital, end of period	68,665	64,645

Retained earnings, beginning of period	422,570	402,714
Net income	45,746	37,194
Dividends	(19,726)	(15,899)
Share based compensation	495	536
Retained earnings, end of period	449,085	424,545

Accumulated other comprehensive loss, beginning of period	(17,832)	(57,982)
Foreign currency translation adjustment, net of tax	(12,558)	34,882
Transfer from other comprehensive income into earnings	4	17
Net derivative instrument gain (loss), net of tax	(37)	22
Accumulated other comprehensive loss, end of period	(30,423)	(23,061)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	137,339	113,267
Net income	14,801	12,287
Foreign currency translation adjustment, net of tax	(4,729)	13,833
Transfer from other comprehensive income into earnings	—	5
Net derivative instrument gain (loss), net of tax	(12)	8
Share based compensation	262	391
Purchase of subsidiary shares from noncontrolling interest	(236)	—
Dividends	(8,706)	(5,947)
Noncontrolling interest, end of period	138,719	133,844

Total equity	$588,602	$562,529

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$60,547	$49,481
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,274	7,377
Provision for doubtful accounts	483	283
Share based compensation	1,567	1,558
Deferred tax (benefit)	(1,785)	(2,051)
Change in fair value of derivatives	(16)	(1,869)
Changes in:
Accounts receivable	(51,894)	(43,163)
Inventories	(28,513)	(27,345)
Other assets	53	542
Accounts payable and accrued expenses	(5,154)	(8,145)
Income taxes, net	12,684	7,203

Net cash used in operating activities	(3,754)	(16,129)

Cash flows from investing activities:
Purchases of short-term investments	(10,018)	(25,988)
Proceeds from sale of short-term investments	—	10,033
Purchases of equipment and leasehold improvements	(2,873)	(2,253)
Payment for intangible assets acquired	(8,259)	(764)
Proceeds from sale of trademark	—	5,886

Net cash used in investing activities	(21,150)	(13,086)

Cash flows from financing activities:
Repayments of long-term debt	(17,881)	(16,567)
Proceeds from exercise of stock options	2,384	839
Purchase of subsidiary shares from noncontrolling interest	(808)	—
Dividends paid	(19,707)	(15,891)
Dividends paid to noncontrolling interest	(8,706)	(5,947)

Net cash used in financing activities	(44,718)	(37,566)

Effect of exchange rate changes on cash	(5,168)	13,320

Net decrease in cash and cash equivalents	(74,790)	(53,461)

Cash and cash equivalents - beginning of period	208,343	161,828

Cash and cash equivalents - end of period	$133,553	$108,367

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,220	$1,351
Income taxes	18,792	16,823

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

3.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2018	December 31, 2017

Raw materials and component parts	$60,253	$46,884
Finished goods	101,206	90,174

	$161,459	$137,058

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$77,173	$—	$77,173	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$34	$—	$34	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	79		79
Interest rate swap	243	—	243	—
	$356	$—	$356	$—

		Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$69,899	$—	$69,899	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	26		26
Foreign currency forward exchange contracts not accounted for using hedge accounting	119	—	119	—

	$70,044	$—	$70,044	$—
Liabilities:
Interest rate swap	$529	$—	$529	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both nine month periods ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, interest expense includes a gain of $0.3 million and $0.4 million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at September 30, 2018, resulted in a liability and is included in other current liabilities on the accompanying balance sheet.

At September 30, 2018, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $21.0 million and GB £5.8 million which both have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the nine months ended September 30, 2018 and 2017 aggregated $0.05 million. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options. The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	431,235	$8.22
Nonvested options granted	14,000	$10.73
Nonvested options vested or forfeited	(13,845)	$7.94
Nonvested options – end of period	431,390	$8.31

Share based payment expense decreased income before income taxes by $0.49 million and $1.57 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.54 million and $1.56 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.31 million and $1.00 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.29 million and $0.86 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2018:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	730,980	$31.92
Options granted	14,000	46.44
Options forfeited	(7,440)	37.63
Options exercised	(92,294)	25.81

Outstanding at September 30, 2018	645,246	$33.05

Options exercisable	213,856	$28.16
Options available for future grants	923,425

As of September 30, 2018, the weighted average remaining contractual life of options outstanding is 3.38 years (1.92 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $20.3 million and $7.8 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $2.7 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2018 and September 30, 2017 were as follows:

(In thousands)	September 30, 2018	September 30, 2017

Cash proceeds from stock options exercised	$2,384	$839
Tax benefits	417	135
Intrinsic value of stock options exercised	2,307	804

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2018 and 2017 were $10.73 and $8.04 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2018 and 2017 are set forth in the following table:

	September 30, 2018	September 30, 2017

Weighted average expected stock-price volatility	28%	29%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.5%	1.9%
Weighted average dividend yield	2.0%	2.1%

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

The fair value of the grant of €18.56 per share (approximately $22.00 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 157,840 has been determined taking into account employee turnover and has been adjusted for stock splits. The aggregate cost of the grant of €2.9 million (approximately $3.4 million) will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the nine months ended September 30, 2018, $0.7 million of compensation cost has been recognized in connection with this plan.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. In 2016, 131,101 shares had been acquired in the open market at an aggregate cost of $2.9 million. During the nine months ended September 30, 2018, an additional 18,899 shares were acquired in the open market at an aggregate cost of $0.8 million. All share purchases have been classified as equity transactions on the accompanying balance sheet.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Inter Parfums, Inc.	$18,938	$17,077	$45,746	$37,194
Denominator:
Weighted average shares	31,326	31,175	31,297	31,163
Effect of dilutive securities:
Stock options	261	132	205	118
Denominator for diluted earnings per share	31,587	31,307	31,502	31,281

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.60	$0.55	$1.46	$1.19
Diluted	0.60	0.55	1.45	1.19

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.12 million shares of common stock for the nine months ended September 30, 2018, as compared to 0.22 million shares and 0.31 million shares of common stock for the three and nine months ended September 30, 2017, respectively. There were no antidilutive potential common shares for the three months ended September 30, 2018.

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
United States	$40,189	$35,690	$97,841	$81,977
Europe	137,800	134,639	402,952	361,172
Eliminations	(776)	(798)	(2,446)	(1,424)

	$177,213	$169,531	$498,347	$441,725

Net income attributable to Inter Parfums, Inc.:
United States	$4,686	$3,668	$7,164	$5,134
Europe	14,252	13,409	38,582	32,060

	$18,938	$17,077	$45,746	$37,194

(In thousands)	September 30, 2018	December 31, 2017
Total Assets:
United States	$136,097	$92,909
Europe	668,347	694,385
Eliminations of investment in subsidiary	(21,291)	(9,522)

	$783,153	$777,772

9.	Other Matters:

Lily Aldridge:

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company, announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base. Our initial fragrance product launch is planned for September 2019.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Van Cleef & Arpels:

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 81% and 82% of net sales for the nine months ended September 30, 2018 and 2017, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 19% and 18% of net sales for the nine months ended September 30, 2018 and 2017, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister and Oscar de la Renta brands.

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

	Nine Months Ended September 30,
	2018	2017

Montblanc.	20%	22%
Jimmy Choo.	17%	20%
Coach.	14%	8%
Lanvin.	11%	12%

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

Recent Important Events

Lily Aldridge:

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base. Our initial fragrance product launch is planned for September 2019.

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

Van Cleef & Arpels:

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

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

$in millions
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

Results of Operations

Three and Nine Months Ended September 30, 2018 as Compared to the Three and Nine Months Ended September 30, 2017

Net Sales

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in millions)

European based brand product sales	$137.8	$134.6	2.4%	$402.8	$361.0	11.6%
United States based product sales	39.4	34.9	12.9%	95.5	80.7	18.4%
Total net sales	$177.2	$169.5	4.5%	$498.3	$441.7	12.8%

INTER PARFUMS, INC. AND SUBSIDIARIES

Net sales for the three months ended September 30, 2018 increased 4.5% to $177.2 million, as compared to $169.5 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales for that same period increased 5.4%. Net sales for the nine months ended September 30, 2018 increased 12.8% to $498.3 million, as compared to $441.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales for that same period increased 10.1%.

European based product sales increased 2.4% and 11.6% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods of the prior year. Top line growth in 2018, is primarily attributed to established scents and brand extensions for our largest brands as no new fragrance families were launched in 2018. As a result, although quarterly fluctuations do occur, product sales from our largest established brands, Montblanc, Jimmy Choo and Lanvin, were relatively unchanged for the nine months ended September 30, 2018 as compared to the corresponding period of the prior year. The significant highlight for 2018 is the Coach brand, which has achieved remarkable growth with product sales up 41% and 104% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods of the prior year. Coach sales were driven by the continued popularity of the Coach signature lines for women and men launched in 2016 and 2017, respectively, as well as the success of flankers, Coach Floral and Coach Platinum, which rolled out in 2018.

United States based product sales increased 12.9% and 18.4% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods of the prior year. The inclusion of legacy GUESS fragrances, which began in the second quarter of 2018, factored into the increase in net sales. Also factoring into the third quarter sales growth was the successful launch of brand extensions for the Abercrombie & Fitch First Instinct fragrance family and Hollister’s Festival Vibes duo. Additionally, with the popularity of Anna Sui fragrances throughout Asia, we continue to enjoy dramatic increases in brand sales in that region.

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2018	2017

North America	$144.1	$122.3
Western Europe	132.5	121.8
Asia	85.8	70.5
Middle East	46.1	41.6
Central and South America	42.0	42.4
Eastern Europe	39.6	35.5
Other	8.2	7.6
	$498.3	$441.7

Virtually all regions registered strong growth for the nine months ended September 30, 2018, as compared to the corresponding period of the prior year. Some of the strongest performing regions were the laggards of recent years, namely Asia, Eastern Europe and the Middle East which increased 22%, 12% and 11%, respectively. Our largest markets, North America and Western Europe increased 18% and 9%, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017

Net sales	$177.2	$169.5	$498.3	$441.7
Cost of sales	68.1	66.0	187.9	164.2

Gross margin	$109.1	$103.5	$310.4	$277.5
Gross margin as a percent of net sales	62%	61%	62%	63%

Gross profit margin remained relatively consistent for the Company on a consolidated basis, as gross profit margin was 62% of net sales for both the three and nine months ended September 30, 2018, respectively, as compared to 61% and 63% for the corresponding periods of the prior year. For European operations, gross profit margin was 65% for both the three and nine months ended September 30, 2018, respectively, as compared to 65% and 66% for the corresponding periods of the prior year.

We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rates for the three and nine months ended September 30, 2018 was 1.16 and 1.20, respectively, as compared to 1.17 and 1.11 for the corresponding periods of the prior year, accounting for the small fluctuation in gross margin as a percentage of sales for our European operations for the nine month period.

For U.S. operations, gross profit margin was 50% for both the three and nine months ended September 30, 2018, respectively, as compared to 47% and 48% for the corresponding periods of the prior year. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under licenses, while sales of lower margin fragrance products continue to decline.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.8 million and $5.3 million for the three and nine month periods ended September 30, 2018, respectively, as compared to $1.8 million and $4.3 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017

Selling, general and administrative expenses	$74.2	$70.3	$226.3	$203.7
Selling, general and administrative expenses as a percent of net sales	42%	41%	45%	46%

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased 5% and 11% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 42% and 45% of net sales for the three and nine months ended September 30, 2018, respectively, as compared to 41% and 46% for the corresponding periods of the prior year. For European operations net sales increased 2% and 12% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations increased 2% and 9% for the same periods, respectively. As a result, selling, general and administrative expenses of our European operations represented 44% and 46% of net sales for the three and nine months ended September 30, 2018, respectively, as compared to 44% and 48% for the corresponding periods of the prior year.

For U.S. operations net sales increased 13% and 18% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations increased 25% and 24% for the three and nine months ended September 30, 2018, as compared to the corresponding periods of the prior year and as a result, represented 35% and 41% of net sales for the three and nine months ended September 30, 2018, respectively, as compared to 32% and 39% for the corresponding periods of the prior year. The increase in selling, general and administrative expenses as a percentage of sales within our U.S. operations is directly associated with increased sales of licensed products.

Promotion and advertising included in selling, general and administrative expenses aggregated $27.9 million and $87.2 million for the three and nine months ended September 30, 2018, respectively, as compared to $26.2 million and $79.6 million for the corresponding periods of the prior year. Promotion and advertising represented 16% and 17% of net sales for the three and nine months ended September 30, 2018, respectively, as compared to 15% and 18% for the corresponding periods of the prior year. We continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We have significant promotion and advertising programs underway for 2018, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2018 net sales, which is in line with 2017 annual promotion and advertising expenditures as a percentage of sales.

Royalty expense included in selling, general and administrative expenses aggregated $13.0 million and $35.5 million for the three and nine months ended September 30, 2018, respectively, as compared to $11.2 million and $29.2 million for the corresponding periods of the prior year. Royalty expense represented 7.3% and 7.1% of net sales for the three and nine months ended September 30, 2018, as compared to 6.6% of net sales for both the corresponding periods of the prior year. The increase is directly related to new licenses and increased royalty based product sales.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 5.5% to $35.0 million for the three months ended September 30, 2018, as compared to $33.2 million for the corresponding period of the prior year. Income from operations increased 14% to $84.1 million for the nine months ended September 30, 2018, as compared to $73.8 million for the corresponding period of the prior year. Operating margins were 19.7% and 16.9% of net sales for the three and nine months ended September 30, 2018, respectively, as compared to 19.6% and 16.7% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Other Income and Expense

Interest expense aggregated $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.5 million and $1.5 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of brand and license acquisitions and includes gains relating to an interest rate swap of $0.3 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency gain or (loss) aggregated ($1.1) million and $0.2 million for the three and nine months ended September 30, 2018, respectively, as compared to ($0.3) million and ($1.3) million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.8 million and $3.3 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.6 million and $2.8 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

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

In addition, pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from approximately 33% to 25% over a five-year period beginning in 2018.

As a result of the discussion above, our effective income tax rate was 29% and 30% for the three and nine months ended September 30, 2018, as compared to 33% for both corresponding periods of the prior year. Our effective tax rates differ from statutory rates due to the effect of state and local taxes and tax rates in foreign jurisdictions.

The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company filed a claim for refund of approximately $3.9 million for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim as of December 31, 2017 and has received the entire refund in 2018.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income and earnings per share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income European operations	$19,740	$18,435	$53,383	$44,347
Net income U.S. operations	4,686	3,668	7,164	5,134

Net income	24,426	22,103	60,547	49,481

Less: Net income attributable to the noncontrolling interest	5,488	5,026	14,801	12,287

Net income attributable to Inter Parfums, Inc.	$18,938	$17,077	$45,746	$37,194

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.60	$0.55	$1.46	$1.19
Diluted	$0.60	$0.55	$1.45	$1.19

Weighted average number of shares outstanding:
Basic	31,326	31,175	31,297	31,163
Diluted	31,587	31,307	31,502	31,281

Net income increased 11% to $24.4 million for the three months ended September 30, 2018, as compared to $22.1 million for the corresponding period of the prior year. Net income increased 22% to $60.5 million for the nine months ended September 30, 2018, as compared to $49.5 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As discussed, slightly lower gross profit margins within our European operations due to changes in foreign currency exchange rates were offset by lower selling general and administrative expenses as a percentage of sales. For United States operations, in summary, net sales for the nine months ended September 30, 2018 increased 18.4%, gross margin increased 23.3% and selling, general and administrative expenses increased 23.4%, as compared to the corresponding period of the prior year.

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiary in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations’ net income for both three and nine months ended September 30, 2018, respectively, as compared to 27% and 28% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s financial position remains strong. At September 30, 2018, working capital aggregated $383 million and we had a working capital ratio of almost 3.4 to 1. Cash and cash equivalents and short-term investments aggregated $211 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 84% of the Company’s total assets are held by European operations and approximately $183 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $3.8 million and $16.1 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, working capital items used $72.8 million in cash from operating activities, as compared to $70.9 million in the 2017 period. As usual, the most significant usage for both periods relates to the increase in accounts receivables as of September as compared to that of the prior December year end. This is expected and reflects the seasonality in our business whereby sales in the third quarter are higher than any other quarter of the year. Although, as set forth on the cash flow statement, accounts receivable shows a 43% increase from 2017 year end, the September 31, 2018 ending balance is reasonable based on third quarter 2018 sales levels and reflects continued strong collection activity as day’s sales outstanding is relatively unchanged at 85 days, as compared to 87 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 21% from year end and reflect levels needed to support sales expectations and our new product launches.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2018, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2018 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $29.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both September 30, 2018 and September 30, 2017.

Purchase of subsidiary shares from noncontrolling interest which aggregated $0.8 million for the nine months ended September 30, 2018, represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees in 2019 pursuant to its September 2016 Free Share Plan.

In October 2017, the Board of Directors authorized a 24% increase in the annual dividend to $0.84 per share and in October 2018, the Board authorized a further 31% increase in the annual dividend to $1.10 per share. The next quarterly cash dividend of $0.275 per share is payable on January 15, 2019 to shareholders of record on December 31, 2018. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $8.7 million and $5.9 million for the nine months ended September 30, 2018 and 2017, respectively. The annual cash dividends are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, providing us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2018.

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

At September 30, 2018, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $21.0 million and GB £5.8 million which both have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	35

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	36

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	37

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	38

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2018.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer