Form 10-K
period 2018-12-31
INTER PARFUMS INC
filed 2019-03-01
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any other amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $927,581,556 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date February 25, 2019: 31,442,338.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: Our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing license and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers; inability to protect our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; our dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; potential negative effects of “Brexit”; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, and misappropriating or otherwise violating the intellectual property rights of other parties.

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

Our reported results include an impairment loss net of tax expense, and inventory reserve adjustment net of tax expense, both relating to the discontinuance and wind-down of certain of our mass market product lines, adjustment to deferred tax benefit due to the Tax Act, and tax recovery for dividends net of minority interest for 2017, and the nonrecurring tax settlement payment net of minority interest for 2016. Due to the cumulative effect of these nonrecurring items for 2017 and significance and nonrecurring nature of the tax settlement payment for 2016, exclusion of such amounts in the non-GAAP financial measures provides a more complete disclosure and facilitates a more accurate comparison of current results to historic results. Based upon the foregoing, we believe that our presentation of the non-GAAP financial information included on pages 49-50 of this Form 10-K is an important supplemental measure of operating performance to investors.

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

Our worldwide headquarters and the office of our four (4) wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC, Inter Parfums USA, LLC and Interstellar Brands LLC, all New York limited liability companies, and IP Beauty, Inc. (formerly Nickel USA, Inc.), a Delaware corporation, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. We also own 100% of Inter Parfums USA Hong Kong Limited indirectly through our 100% owned subsidiary, Inter Parfums USA, LLC.

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4 Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the sole owner of three (3) distribution subsidiaries: Inter Parfums srl for Italy, Inter España Parfums et Cosmetiques, SL, for Spain and Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States. Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances. In addition, Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Singapore Pte., Ltd., an Asian sales and marketing office.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR”. The common shares of our subsidiary, Interparfums SA, are traded on the NYSE Euronext Exchange.

The Securities and Exchange Commission (“SEC”) maintains an internet site at http://www.sec.gov that contains financial reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We maintain our internet website at www.interparfumsinc.com, which is linked to the SEC internet site. You can obtain through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K, beneficial ownership reports (Forms 3, 4 and 5) and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

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

Our fragrance products focus on prestige brands, each with a devoted following. By concentrating in markets where the brands are best known, we have had many successful product launches. We typically launch new fragrance families for our brands every year or two, and more frequently seasonal and limited edition fragrances are introduced as well.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the reports that we file from time to time with the SEC.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 80% of net sales for 2018. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo and Coach brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2018	2017	2016
Montblanc	19%	21%	23%
Jimmy Choo	17%	18%	17%
Coach	15%	10%	4%
Lanvin	10%	11%	12%

United States Operations

Prestige brand fragrance products are also marketed through our United States operations, and represented 20% of sales for the year ended December 31, 2018. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, Hollister, French Connection, Graff, GUESS, Lily Aldridge and Oscar de la Renta.

Recent Developments

Lily Aldridge

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company, announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base. Our initial fragrance product launch, a multi-scent collection, is planned for September 2019.

Van Cleef & Arpels License

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Graff License

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry. Initial product development includes a multi-scent collection planned for a late 2019 launch. Additionally, we are exploring opportunities for luxury travel amenities, including five star hotels.

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. In 2018, our sales efforts were focused on existing fragrances; in 2019, we plan to add several flankers to existing product and in 2020, entirely new fragrances are scheduled for launch.

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

Impairment Loss

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of some of our mass market product lines had been declining for many years and represent a very small portion of our net sales. In 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years and as a result, recorded an impairment loss of $2.1 million as of December 31, 2017. The Company also increased its inventory obsolescence reserves by $0.5 million as of December 31, 2017, to adjust to net realizable value the inventory of the product lines to be discontinued.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued as of December 31, 2016.

Fragrance Products

General

We are the owner of the Rochas brand, and the Lanvin brand name and trademark for our class of trade. In addition, we have built a portfolio of licensed prestige brands whereby we produce and distribute our prestige fragrance products under license agreements with brand owners. Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures as are customary in our industry.

Our licenses for these brands expire on the following dates:

Brand Name	Expiration Date

Abercrombie & Fitch	December 31, 2021
Agent Provocateur	December 31, 2023
Anna Sui	December 31, 2021, plus two 5-year optional terms if certain conditions are met
bebe Stores	June 30, 2020
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
Dunhill	September 30, 2023, subject to earlier termination on September 30, 2019, if certain minimum sales are not met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	December 31, 2021
Jimmy Choo	December 31, 2031
Karl Lagerfeld	October 31, 2032
Lily Aldridge	December 31, 2023
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2021
Repetto	December 31, 2024
S.T. Dupont	December 31, 2019
Van Cleef & Arpels	December 31, 2024

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $80 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Fragrance Portfolio

Abercrombie & Fitch Co. — In December 2014, we entered into a 7-year worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and in select Abercrombie & Fitch retail stores. In 2016 we launched our initial men’s scent, First Instinct, and during 2017 we launched a women’s version of First Instinct. In 2018 and early 2019, we introduced several First Instinct brand extensions. In the spring of 2019 we will be unveiling a new fragrance family for Abercrombie & Fitch, Authentic, for men and women.

Abercrombie & Fitch is a specialty retailer of high quality apparel and accessories for men and women. For more than 125 years, the iconic brand has outfitted innovators, explorers and entrepreneurs. Today, it reflects the updated attitude of the modern customer, while remaining true to its heritage of creating expertly crafted products with an effortless, American style.

Agent Provocateur— In July 2013, we entered into a 10.5-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under London-based luxury lingerie brand, Agent Provocateur. In 2013, we commenced distribution of selected fragrances within the brand’s legacy fragrance portfolio, and in 2014, we launched our first new Agent Provocateur scents, Fatale and Fatale Pink. In 2016, we introduced Agent Provocateur Aphrodisiaque, our second fragrance family for the brand. An addition to the brand’s signature fragrance collection took place in 2017, with Fatale Orchid and several new limited editions debuted in 2018. Agent Provocateur fragrance sales are concentrated in the United Kingdom and the Middle East.

Agent Provocateur is a brand that is confident, sensual and irreverent. It celebrates and empowers women with a unique brand image renowned for being provocative and yet always leaving something to the imagination.

Anna Sui—In June 2011, we entered into a 10-year exclusive worldwide fragrance license agreement to produce and distribute fragrances and fragrance related products under the Anna Sui brand. We work in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is concentrated in Asia.

With the popularity of Anna Sui fragrances throughout Asia, we enjoyed dramatic increases in brand sales in that region in both 2017 and 2018. By maintaining a strong advertising and marketing commitment to Anna Sui over many years, we were rewarded as the Chinese economy improved. We also took advantage of the improving economy with a major new product launch Fantasia by Anna Sui, with distribution concentrated across Asia. In addition, the brand’s growing popularity in other Asian countries contributed to the upturn that began in 2017. In 2018, we introduced Fantasia Mermaid for Anna Sui and a completely new Anna Sui fragrance family called, Sky, is in the works for 2020.

bebe — In July 2008, we entered into an exclusive 6-year worldwide agreement with bebe Stores, Inc., that has been renewed through June 30, 2020, under which we design, manufacture and supply fragrances under the bebe brand name in specialty and department stores worldwide. We have incorporated bebe’s signature look into fragrances for the brand’s strong, hip, sexy, and sophisticated clientele. In 2018, Hollywood Jetset and South Beach Jetset made their debut for the bebe brand.

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

One of our first new fragrances under the Boucheron brand, Boucheron Place Vendôme, was released in 2013. In 2015, we launched a new fragrance duo for the Boucheron brand around its iconic Quatre ring, Boucheron Quatre. A six scent collection was launched under the Boucheron brand in 2017, to which two scents were added in 2018, the same year Boucheron Quatre en Rose made its debut. For 2019, we are again launching two new fragrances as part of the Boucheron collection.

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

In 2016, we launched our first Coach fragrance, a women’s scent, and in 2017, a men’s scent, both of which have quickly become top selling prestige fragrances. In 2018, the Coach brand achieved remarkable sales growth and quickly become one of the largest brands in our portfolio. Coach sales were driven by the continued popularity of the Coach signature lines, as well as the success of flankers, Coach Floral and Coach Platinum, which rolled out in 2018. We have a new Coach women’s scent in the works for debut in 2020.

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

Beginning in 2015, we rolled out our new Dunhill scent, Icon, the success of which has made the Dunhill brand one of the stars within our United States based operations. Building upon the established success of the Icon fragrance family, we launched several product extensions including Icon Absolute, Icon Elite and Icon Racing. In 2018 we introduced a new Dunhill scent for men called Century and for 2019, we will debut the Dunhill Signature Collection, as well as Century Blue.

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

Graff— In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. The 8-year agreement has three 3-year automatic renewal options, potentially extending the license until December 31, 2035.

Since Laurence Graff OBE founded the company in 1960, Graff has been dedicated to sourcing and crafting diamonds and gemstones of untold beauty and rarity, and transforming them into spectacular pieces of jewelry that move the heart and stir the soul. Throughout its rich history, Graff has become the world leader for diamonds of rarity, magnitude and distinction. Most notably, it has dominated the list of historical and important rough diamonds discovered, cut and polished this century. Each jewelry creation is designed and manufactured in Graff’s London atelier, where master craftsman employ stone-led design techniques to emphasize the beauty of each individual stone. The company remains a family business, overseen by Francois Graff, Chief Executive Officer.

Our plan calls for developing a multi-scent collection launching towards the end of 2019 with distribution earmarked for Graff stores, high-end department stores, and upscale travel retail. Additionally, we are exploring opportunities for luxury travel amenities, including five star hotels.

GUESS— In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018. We began selling GUESS legacy scents in 2018. For 2019, we have on tap two GUESS launches, 1981 Los Angeles for men and women and Seductive Noir for women. For 2020, we have a new line, Bella Vita, in development.

Established in 1981, GUESS began as a jeans company and has since successfully grown into a global lifestyle brand. GUESS?, Inc. designs, markets, distributes and licenses a lifestyle collection of contemporary apparel, denim, handbags, watches, footwear and other related consumer products. GUESS products are distributed through branded GUESS stores as well as better department and specialty stores around the world. As of November 3, 2018, GUESS directly operated over 1,100 retail stores in the Americas, Europe and Asia. GUESS’ licensees and distributors operated 584 additional retail stores worldwide. GUESS and its licensees and distributors operate in approximately 100 countries worldwide.

 Hollister— In December 2014, we entered into a 7-year worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops as well as select Hollister retail stores. In 2016 we launched a new men’s and women’s scent, Wave, for Hollister. In 2017, we introduced a fragrance duo, Wave 2, to complement the Wave franchise by Hollister. During 2018 we debuted an entirely new fragrance family for Hollister, Festival Vibes, as well as Free Wave, both for men and women. For 2020, we have a duo in the works, Festival Party for men and women.

The quintessential apparel brand of the global teen consumer, Hollister Co. celebrates the liberating spirit of the endless summer inside everyone.  Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you.

Jimmy Choo— In October 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances under the Jimmy Choo brand, and in 2017, we entered into an amended license agreement which now runs through December 31, 2031.

Jimmy Choo encompasses a complete luxury accessories brand. Women’s shoes remain the core of the product offering, alongside handbags, small leather goods, scarves, eyewear, belts, fragrance and men’s shoes. Chief Executive Officer Pierre Denis and Creative Director Sandra Choi together share a vision to create one of the world’s most treasured luxury brands. Jimmy Choo has a global store network encompassing more than 150 stores and is present in the most prestigious department and specialty stores worldwide. Jimmy Choo is part of the Michael Kors Holdings Limited luxury fashion group.

Our first fragrance under the Jimmy Choo brand, a women’s signature scent, rolled out globally in 2011. In 2013, we launched our second Jimmy Choo line, Flash, and in 2014, we debuted Jimmy Choo Man, our first men’s scent which ranked in 2015 as the 9th best-selling men’s fragrance in the United States. In 2015, the launch of Jimmy Choo Illicit, our third women’s fragrance under that label hit the market. In 2017, building on the very strong fragrance family trees of the Jimmy Choo signature scent for women (2011) and Jimmy Choo Man (2014), we successfully launched Jimmy Choo L’Eau for women and Jimmy Choo Man Ice. In 2018 we released a flanker for the Jimmy Choo Man line, Jimmy Choo Man Blue, and the brand’s women’s signature scent added still another member to the family with Jimmy Choo Fever. For 2019, Jimmy Choo will add a new scent for men in the fall and for 2020, we are expanding our product line to include a fragrance collection with related lipstick and nail polish.

Karl Lagerfeld— In October 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. In 2017, we changed the strategic positioning and instituting new pricing with the launch of a new duo called Les Parfums Matières, which debuted in the second half of 2017, achieving excellent sales results. In the second half of 2018, we expanded the Les Parfums Matières line with another fragrance duo.

Lanvin— In July 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin is currently our fourth largest brand by sales volume. Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including: Arpège, Lanvin L’Homme, Éclat d’Arpège, Rumeur 2 Rose, Jeanne Lanvin, Marry Me and Modern Princess. Our Éclat d’Arpège line accounts for approximately 50% of this brand’s sales. To capitalize on the success of our Éclat d’Arpège line, in 2015 we launched Éclat d’Arpège Homme as well as Éclat de Fleurs. In late 2016, we released a new Lanvin women’s line, Modern Princess in limited distribution which rolled out to broader international distribution in 2017. We added two flankers, Lanvin Modern Princess Eau Sensuelle and Éclat de Nuit in 2018 and we have a new Lanvin scent called A Girl in Capri debuting in 2019.

Lily Aldridge— In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base.

Aldridge, best known for her work with Bulgari, Ralph Lauren, Levi’s and Victoria’s Secret, will work closely with Interstellar to develop a unique, namesake fragrance line and e-commerce site that will be connected directly to Aldridge’s social channels and passionate fan base. Our initial fragrance product launch, a multi-scent collection, is planned for September 2019.

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

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and our second men’s line, Emblem, was launched in 2014. The Emblem line was expanded in 2015 to include Montblanc Emblem Intense and a new women’s scent, Lady Emblem. In 2016, we further extended our successful Montblanc Legend line with a new men’s scent, Montblanc Legend Spirit. For 2017, we continued the rollout of the highly successful launch of Montblanc Legend Spirit and launched Montblanc Legend Night during the 2017 holiday season with the global rollout continuing into the following year. In early 2019, Montblanc will unveil Montblanc Explorer, a new men’s scent, with distribution in all geographic markets around the globe.

Oscar de la Renta— In October 2013, we entered into a 12-year exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2014, we took over distribution of fragrances within the brand’s legacy fragrance portfolio, and our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, was launched in 2015. For 2016, in addition to several flankers that we launched throughout the year, we debuted a new men’s fragrance family, Oscar de la Renta Gentlemen. Bella Blanca, a new Oscar de la Renta scent, debuted in early 2018, and Bella Rosa is scheduled for a 2019 debut.

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

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême, and Paul Smith Rose. In 2018, Paul Smith Hello You, made its debut.

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

With Repetto boutiques in several countries throughout the world, the brand has branched out into Asia, notably China, Hong Kong, Singapore, Thailand, South Korea and Japan with a mix of cross-generational appeal and French chic. Our first Repetto fragrance line was launched in 2013 and a floral scent was added in 2015. Despite this brand’s success with footwear, handbags and high-end accessories, fragrance sales have been modest. A new scent, Dance with Repetto debuted in the first quarter of 2018.

Rochas— In May 2015, we acquired the Rochas brand from The Procter & Gamble Company. Founded by Marcel Rochas in 1925, the brand began as a fashion house and expanded into perfumery in the 1950s under Hélène Rochas’ direction. This transaction included all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for fragrance, cosmetics and fashion.

This acquisition opened a new page in the Company’s history by integrating for the first time both fragrances and fashion, allowing us to apply a global approach to managing a fragrance brand with complete freedom in terms of creativity and aesthetic choices. At the same time, we enjoy a very high degree of visibility establishing a position of even greater preeminence for Rochas in the luxury goods universe. Rochas brand sales currently include approximately $2.5 million of royalties generated by the fashion and accessory business via its portfolio of license agreements. Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch that began in the first quarter of 2017 in its traditional markets of France and Spain. In 2018, we continued the international rollout of Mademoiselle Rochas in additional markets, debuted flankers for Eau de Rochas and Mademoiselle Rochas and in late 2018, we launched our first new men’s line, Rochas Moustache. We also have a new men’s line under development for 2020.

S.T. Dupont— In June 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont fragrances. In 2011, the agreement was renewed through December 31, 2016, and in September 2016 was renewed again through December 31, 2019, without any material changes in terms and conditions. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods. S.T. Dupont fragrances include: S.T. Dupont Classic, S.T. Dupont Essence Pure, S.T. Dupont Collection and Be Exceptional (launched in September 2018).

Van Cleef & Arpels— In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to annually introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment.

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

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio. Every year or two, we create a new family of fragrances for each brand in our portfolio. We frequently introduce seasonal and limited edition fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, flanker brands or flankers) within our brand franchises. Furthermore, we promote the performance of our prestige fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past 25 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2017, we extended our Jimmy Choo license through December 31, 2031 and our Paul Smith license until December 2021. In 2018, we signed new license agreements with GUESS?, Inc., Graff and Lily Aldridge and extended our license with Van Cleef & Arpels. As of December 31, 2018, we had cash, cash equivalents and short-term investments of approximately $261 million, which we believe should assist us in entering new brand licenses or out-right acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, in addition to our arrangements with third party distributors globally, we are operating distribution subsidiaries or divisions in the major markets of the United States, France, Italy and Spain for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières ), caps (Qualipac, ALBEA, RPC, Codiplas, LF Beauty, Texen Group)) or boxes (Autajon , MMPP, Nortier, Draeger)

●	Production specialists who carry out packaging (CCI, Edipar , Jacomo, SDPP, MF Productions, Biopack) or logistics (Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European operations are primarily settled in euro and for our United States operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European operations components for our prestige fragrances are purchased from many suppliers around the world and are primarily manufactured in France. For United States operations, components for our prestige fragrances are sourced from many suppliers around the world and are primarily manufactured in the United States.

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

As our business is a global one, we intend to continue to build our global distribution footprint. For distribution of brands within our European based operations we operate through our distribution subsidiaries or divisions in the major markets of the United States, France, Italy and Spain, in addition to our arrangements with third party distributors globally. Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 100 countries around the world.

Over 45% of our European based prestige fragrance net sales are denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

The business of our European operations has become increasingly seasonal due to the timing of shipments by our distribution subsidiaries and divisions to their customers, which are weighted to the second half of the year.

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

Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European operations maintain product liability coverage in an amount of €23.0 million (approximately $26 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world (except as otherwise noted) for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Agent Provocateur
●	Anna Sui
●	bebe
●	Boucheron
●	Coach
●	Dunhill
●	French Connection
●	Graff
●	GUESS
●	Hollister
●	Jimmy Choo
●	Jordache
●	Lily Aldridge
●	Karl Lagerfeld
●	Montblanc

●	Oscar de la Renta

●	Paul Smith
●	Repetto

●	S.T. Dupont

●	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin
●	Intimate
●	Aziza

Employees

As of February 1, 2019, we had 313 full-time employees worldwide. Of these, 215 are full-time employees of our European operations, with 73 employees engaged in sales activities and 142 in administrative, production and marketing activities. Our United States operations have 98 employees, and of these, 14 were engaged in sales activities and 84 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Third parties may illegally distribute and sell counterfeit versions of the Company’s products. These counterfeit products may be inferior in terms of quality and other characteristics compared to the Company’s authentic products and/or the counterfeit products could pose safety risks that the Company’s authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with the Company’s authentic products, which could damage or diminish the image, reputation and/or value of the Company’s brands and cause consumers to refrain from purchasing the Company’s products in the future. In addition, the sale of the Company’s prestige products through non-authorized “grey market” channels could damage or diminish the image, reputation and/or value of the Company’s brands and could adversely affect the Company’s revenues and have a negative impact on the Company’s reputation.

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

Terrorist attacks such as those that have occurred in Paris, France where we have our European headquarters, amongst other locations, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East, the Ukraine and Africa or natural disasters, may adversely affect prevailing economic conditions. These events could result in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

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

We are subject to risks related to our foreign operations, and a disruption in our operations or supply chain could adversely affect our business and financial results.

We operate on a global basis, with a substantial portion of our net sales and net income generated outside the United States, and we anticipate for the foreseeable future that a substantial portion of our net sales and net income will be generated outside the United States. A substantial portion of our cash, cash equivalents and short-term investments that result from these earnings remain outside the United States. As a company engaged in manufacturing and distribution on a global scale, we are subject to many risks and uncertainties, including:

●             changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

●             industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, as well as natural disasters, adverse weather conditions, social, economic and geopolitical conditions, such as terrorist attacks, war or other military action and other external factors over which we have no control.

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

A substantial portion of our European operations’ net sales (over 45%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments for all major currencies with which we operate. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, the European Union or other countries might also have a material adverse effect on our operating results.

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

Our business is somewhat seasonal due to the timing of shipments to our customers, which are weighted to the second half of the year. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the third and fourth quarters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

Use	Location	Approximate Size	Term Expires

Office Space-Corporate headquarters and United States operations	551 Fifth Avenue, 14th Floor & 15th Floor, New York, NY 10176	24,543 square feet	May 31, 2029

Distribution center	60 Stults Road Dayton, NJ 08810	140,000 square feet	October 31, 2025

Corporate Office for Inter Parfums USA Hong Kong Limited	Leighton Centre 77 Leighton Road Causeway Bay, Hong Kong Suite 1413	9,685 square feet	June 20, 2020

European Operations

Use	Location	Approximate Size	Term Expires	Other Information

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees Ground and 1st Fl. Paris, France	571 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 2nd Fl. Paris, France	544 square meters	September 2026	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 4th Fl. Paris, France	540 square meters	March 2023	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 5th Fl.- left Paris, France	155 square meters	March 2022	Lessee has early termination right on 3 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl.-Right Paris, France	157 square meters	March 2022	Lessee has early termination right every 3 years on 6 months’ notice

Office Space-Paris corporate headquarters and European operations	4 Rond Point Des Champs Elysees 6th Fl.- Left Paris, France	60 square meters	September 2026	Lessee has early termination right every 3 years on 6 months’ notice

European Distribution Center	Criquebeuf sur Seine (27340), the “Le Bosc Hetrel” business park	31,000 square meters	May 2020	NA

Rochas Studio & Production Department	1 Rond Point Des Champs Elysees 2nd Fl. Paris, France	755 square meters	June 2021	Lessee has early termination right every 3 years on 6 months’ notice

Office Space – Singapore regional office, for Asia-Pacific region European operations	163 Penang Road, #06-03/04 Winsland House 2, Singapore 238463	2,900 square feet	November 2019	NA

Office Space-US Distribution for European operations	112 Madison Ave. New York, NY 10016	7,500 square feet	October 2024	Lease terminates on lease commencement date for 440 Park Avenue South Lease

Office Space-US Distribution for European operations	440 Park Ave. S New York, NY	11,000 square feet	May 2029 (or 120 months after substantial completion of construction)	NA

Interparfums SA has had an agreement with Bolloré Logistics (and its predecessor, Sagatrans, S.A.) for warehousing and distribution services for several years. The current agreement with Bolloré Logistics for warehousing and distribution services expires on December 31, 2020. Service fees payable to Bolloré Logistics are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid were €5.2 million in 2018, €4.2 million in 2017 and €4.3 million in 2016.

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

Fiscal 2018	High Closing Price	Low Closing Price
Fourth Quarter	66.48	55.88
Third Quarter	66.25	53.75
Second Quarter	54.75	46.25
First Quarter	49.15	42.00

Fiscal 2017	High Closing Price	Low Closing Price
Fourth Quarter	46.30	41.05
Third Quarter	42.10	35.55
Second Quarter	38.50	34.25
First Quarter	37.65	31.55

As of February 20, 2019, the number of record holders, which include brokers and broker’s nominees, etc., of our common stock was 37. We believe there are approximately 14,330 beneficial owners of our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inter Parfums, Inc., the NASDAQ Composite Index,
and a Peer Group

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/13	12/14	12/15	12/16	12/17	12/18

Inter Parfums, Inc.	100.00	77.90	68.87	96.59	130.47	200.04
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	168.84
Peer Group	100.00	112.63	106.91	111.63	127.70	127.49

Dividends

In October 2017, our Board of Directors authorized a 24% increase in the annual dividend to $0.84 per share on an annual basis. In October 2018, our Board of Directors authorized a 31% increase in the annual dividend to $1.10 per share on an annual basis. The next quarterly cash dividend of $0.275 per share is payable on April 15, 2019 to shareholders of record on March 29, 2019.

Sales of Unregistered Securities

In December 2018, our non-employee directors exercised stock options to purchase an aggregate of 2,875 shares of restricted common stock. These transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his or her common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2018	2017	2016	2015	2014

Income statement data:

Net sales	$675,574	$591,251	$521,072	$468,540	$499,261

Cost of sales	248,012	214,965	194,601	179,069	212,224

Selling, general and administrative expenses	332,831	295,540	258,787	228,268	233,634

Operating income	94,731	78,623	66,678	61,203	53,403

Income before taxes	95,859	78,065	67,074	60,496	56,715

Net income attributable to the noncontrolling interest	15,922	13,659	9,917	8,532	7,909

Net income attributable to Inter Parfums, Inc.	53,793	41,594	33,331	30,437	29,436

Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$1.72	$1.33	$1.07	$0.98	$0.95
Diluted	$1.71	$1.33	$1.07	$0.98	$0.95
Weighted average common shares outstanding:
Basic	31,308	31,172	31,072	30,996	30,931
Diluted	31,522	31,305	31,176	31,100	31,060

Depreciation and amortization	$11,031	$11,914	$15,341	$9,078	$10,166

	As at December 31,
(In thousands except per share data)	2018	2017	2016	2015	2014

Balance sheet and other data:

Cash and cash equivalents	$193,136	$208,343	$161,828	$176,967	$90,138

Short-term investments	67,870	69,899	94,202	82,847	190,152

Working capital	382,425	382,171	337,977	337,674	382,935

Total assets	799,167	777,772	682,409	687,659	604,506

Short-term bank debt	-0-	-0-	-0-	-0-	298

Long-term debt (including current portion)	46,061	60,579	74,562	98,606	-0-

Inter Parfums, Inc. shareholders’ equity	447,607	433,298	370,391	365,587	382,065

Dividends declared per share	$0.905	$0.72	$0.62	$0.52	$0.48

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 80%, 81% and 78% of net sales for 2018, 2017 and 2016, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 20%, 19% and 22% of net sales in 2018, 2017 and 2016, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, Lily Aldridge and Oscar de la Renta brands.

With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo and Coach brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2018	2017	2016
Montblanc	19%	21%	23%
Jimmy Choo	17%	18%	17%
Coach	15%	10%	4%
Lanvin	10%	11%	12%

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

Recent Important Events

Lily Aldridge License

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company, announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base. Our initial fragrance product launch, a multi-scent collection, is planned for September 2019.

Van Cleef & Arpels License

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Graff License

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry. Initial product development includes a multi-scent collection planned for a late 2019 launch. Additionally, we are exploring opportunities for luxury travel amenities, including five star hotels.

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. In 2018, our sales efforts were focused on existing fragrances; in 2019, we plan to add several flankers to existing product and in 2020, entirely new fragrances are scheduled for launch.

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

Impairment Loss

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of some of our mass market product lines had been declining for many years and represent a very small portion of our net sales. In 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years and as a result, recorded an impairment loss of $2.1 million as of December 31, 2017. The Company also increased its inventory obsolescence reserves by $0.5 million as of December 31, 2017, to adjust to net realizable value the inventory of the product lines to be discontinued.

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued as of December 31, 2016.

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

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.21%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2018 indefinite-lived intangible assets aggregated $123.3 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2018 assuming all other assumptions remained constant:

$ in millions		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(31.0)
Weighted average cost of capital	-10%	$36.7
Future sales levels	+10%	$23.3
Future sales levels	-10%	$(23.3)

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

Quantitative Analysis

During the three-year period ended December 31, 2018, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2018, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.3 million and selling, general and administrative expenses would have changed by approximately $0.07 million. The collective impact of these changes on 2018 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted share would be an increase or decrease of approximately $0.4 million, $0.2 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2018	% Change	2017	% Change	2016

European based product sales	$537.6	13%	$476.5	18%	$404.0
United States based product sales	138.0	20%	114.8	(2)%	117.1
Total net sales	$675.6	14%	$591.3	13%	$521.1

Net sales increased 14% in 2018 to $675.6 million, as compared to $591.3 million in 2017. At comparable foreign currency exchange rates, net sales increased 13%. Net sales increased 13% in 2017 to $591.3 million, as compared to $521.1 million in 2016. At comparable foreign currency exchange rates, net sales increased 12%. The average U.S. dollar/euro exchange rates were 1.18 in 2018 and 1.13 in 2017 and 1.11 in 2016.

European based product sales increased 13% in 2018 to $537.6 million, as compared to $476.5 million in 2017. At comparable foreign currency exchange rates, European based product sales increased 11% in 2018. European based product sales increased 18% in 2017 to $476.5 million, as compared to $404.0 million in 2016. At comparable foreign currency exchange rates, European based prestige product sales increased 16% in 2017.

European based product sales in 2018 were stronger than our original expectations even though no new fragrance families were launched in 2018. Top line growth was primarily attributed to established scents and brand extensions for our largest brands. Coach brand sales accounted for much of the 2018 upside surprise with brand sales increasing 73% in 2018 to $99.7 million, as compared to $57.5 million in 2017, making it our portfolio’s third largest brand. The other largest brands in our European operations portfolio performed as expected with Montblanc, Jimmy Choo and Lanvin, achieving year-over-year sales growth of 1%, 8%, and 7%, respectively.

Net sales in 2017, for European based operations were also stronger than original expectations, with Coach brand sales contributing much of that gain. Coach brand sales, which had commenced in the second half of 2016, increased 149% in 2017 reaching $57.5 million, as compared to $23.1 million in 2016. Rochas, another of our newer brands, also performed quite well with the 2017 launch of our first new fragrance, Mademoiselle Rochas. Rochas brand sales aggregated $46.2 million, up 34% in 2017, as compared to $34.6 in 2016.

United States based product sales increased 20% in 2018 to $138.0 million, as compared to $114.8 million in 2017. The inclusion of legacy GUESS fragrances, which began in the second quarter of 2018, was a major contributor to the increase in net sales. Also factoring into the 2018 increase was the successful launch of brand extensions for Abercrombie & Fitch & Co. and with the popularity of Anna Sui fragrances throughout Asia, we continue to enjoy dramatic increases in Anna Sui brand sales in that region.

In 2017, there was a slight decline in United States based product sales as compared to 2016. In 2016, sales were boosted by the international distribution of our first Abercrombie & Fitch men’s scent, First Instinct, and the Hollister duo, Wave, which made sales comparisons for 2017 difficult. Nonetheless, sales of Oscar de la Renta’s signature scent, and initial shipments of Icon Racing by Dunhill and Fantasia by Anna Sui, energized U.S. based product sales in 2017.

We maintain confidence in our future as we continue to strengthen advertising and promotional investments supporting all portfolio brands, accelerate brand development and build upon the strength of our worldwide distribution network. Our product development teams have been very busy and we have new fragrance families being launched throughout 2019. Some of the highlights include: Abercrombie & Fitch Authentic, Dunhill Signature, Graff Multi-scent collection, a new scent for Jimmy Choo, Lanvin A Girl in Capri, Montblanc Explorer and Rochas Moustache. With new product development combined with continued sales of our legacy scents, we look for continued sales growth in 2019.

Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2018	2017	2016
	(in millions)

North America	$210.1	$176.9	$149.0
Western Europe	180.9	165.4	153.6
Asia	109.0	88.0	81.3
Middle East	59.3	50.5	41.6
Eastern Europe	52.8	49.4	41.1
Central and South America	51.7	51.2	44.0
Other	11.8	9.9	10.5
	$675.6	$591.3	$521.1

Virtually all regions registered strong growth for the year ended December 31, 2018, as compared to 2017. The strongest gains were achieved by Asia, North America and the Middle East, which increased sales by 24%, 19% and 17%, respectively. For the year ended December 31, 2017, as compared to 2016, the biggest improvement were in lagging regions of years before, namely Eastern Europe, the Middle East and Asia, where sales increased 20%, 21% and 8%, respectively.

Gross Margins

	Years ended December 31,
	2018	2017	2016
	(in millions)

Net sales	$675.6	$591.3	$521.1
Cost of sales	248.0	215.0	194.6
Gross margin	$427.6	$376.3	$326.5
Gross margin, as a percent of net sales	63.3%	63.6%	62.7%

As a percentage of net sales, gross profit margin was 63.3%, 63.6%, and 62.7% in 2018, 2017 and 2016, respectively. For European based operations, gross profit margin as a percentage of net sales was 66%, 67% and 66% in 2018, 2017 and 2016, respectively. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.18 in 2018, as compared to 1.13 in 2017, accounting for the small fluctuation in gross margin as a percentage of sales for our European operations.

The minor margin fluctuation for European operations in 2017 is primarily the result of increased product sales, much of which was through our distribution subsidiaries that sell product directly to retailers. In addition to increased sales of Montblanc, Jimmy Choo and Coach product sold through our United States distribution subsidiary, our Rochas brand was also a major contributor as its sales are concentrated in France and Spain, both of which are countries where we distribute directly to retailers. The average dollar/euro exchange rate was 1.13 in 2017 and 1.11 in 2016. Currency fluctuation had only a minor effect on gross margin as a percentage of sales in our European operations for 2017.

For United States operations, gross profit margin was 51.4%, 49.3% and 49.7% in 2018, 2017 and 2016, respectively. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under licenses.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $36.4 million, $33.8 million and $30.0 million in 2018, 2017 and 2016, respectively, and represented 5.4%, 5.7% and 5.8% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $7.1 million, $5.9 million and $5.1 million in 2018, 2017 and 2016, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2018	2017	2016
	(in millions)

Selling, general & administrative expenses	$332.8	$295.5	$258.8
Selling, general & administrative expenses as a percent of net sales	49%	50%	50%

Selling, general and administrative expenses increased 13% in 2018 as compared to 2017 and increased 14% in 2017 as compared to 2016. As a percentage of sales, selling, general and administrative expenses were 49% in 2018 and 50% in both 2017 and 2016. For European operations, selling, general and administrative expenses increased 10% in 2018, as compared to 2017 and represented 52% of sales in 2018 and 53% of sales in both 2017 and 2016. As discussed in more detail below, the fluctuations which are in line with the increase in sales for European operations, are primarily from variations in promotion and advertising expenditures.

For United States operations, selling, general and administrative expenses increased 25% in 2018 and represented 40% of sales in 2018, as compared to 38% of sales in 2017. The increase in sales of higher margin prestige products under license requires increased royalties and promotional and advertising expenses. Selling, general and administrative expenses decreased 2% in 2017 and represented 38% of sales in both 2017 and 2016. This decrease is in line with the slight decline in 2017 sales for our U.S. operations.

Promotion and advertising included in selling, general and administrative expenses aggregated $139.7 million, $123.7 million and $99.0 million in 2018, 2017 and 2016, respectively. Promotion and advertising as a percentage of sales represented 20.7%, 20.9% and 19.0% of net sales in 2018, 2017 and 2016, respectively. We continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We anticipated that on a full year basis, promotion and advertising expenditure would aggregate approximately 21% of 2018 net sales, which was in line with 2017 annual promotion and advertising expenditures as a percentage of sales. The slight decline in promotion and advertising expense as a percentage of sales in 2018 is the result of better than expected sales in the final months of 2018.

Royalty expense included in selling, general and administrative expenses aggregated $48.9 million, $39.6 million and $37.8 million in 2018, 2017 and 2016, respectively. Royalty expense as a percentage of sales represented 7.2%, 6.7% and 7.3% of net sales in 2018, 2017 and 2016, respectively. The increase in 2018, as a percentage of sales, is directly related to new licenses and increased royalty based product sales. The decline in 2017, as a percentage of sales, relates primarily to a lower minimum guaranteed royalty in connection with the renewals of two licenses as well as the 2016 exit from the Balmain license.

Service fees, which are fees paid within our European operations to third parties relating to the activities of our distribution subsidiaries, aggregated $9.7 million, $11.7 million and $9.9 million in 2018, 2017 and 2016, respectively. The 2018 decrease is primarily the result of the discontinuation of our distribution subsidiary in Germany. Beginning in 2018, we switched back to a third party distribution model in that territory. The 2017 increase is in line with increased sales by European operations.

Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating $5.7 million. As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016.

Impairment Loss

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of some of our mass market product lines have been declining for many years. In 2017, the Company set in motion a plan to discontinue several of these product lines over the next few years. As a result, the Company recorded an impairment loss of $2.1 million in 2017.

Product sales of our Karl Lagerfeld brand had not met with our original expectations. As a result, the Company recorded an impairment loss of $5.7 million in 2016.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins, selling, general and administrative expenses, buyout of license and impairment loss, income from operations increased 20% to $94.7 million in 2018 as compared to 2017, after increasing 18% to $78.6 million in 2017 from $66.7 million in 2016. Operating margins aggregated 14.0%, 13.3% and 12.8% for the years ended December 31, 2018, 2017 and 2016, respectively. Excluding the gain on buyout of license in 2016 and impairment losses in both 2017 and 2016, as well as the $0.5 million inventory reserve in 2017, income from operations would have aggregated $80.2 million in 2017 and $67.7 million in 2016. Operating margins would have aggregated 14.0%, 13.6% and 13.0% for the years ended December 31, 2018, 2017 and 2016, respectively. In summary, excluding nonrecurring items during the past three years, small fluctuations in gross margin were mitigated by small fluctuations in selling, general and administrative expenses, primarily promotion and advertising expenditures. Overall the Company has been able to increase sales with a steadily increase in its operating margin.

Other Income and Expenses

Interest expense aggregated $2.6 million, $2.0 million and $2.3 million in 2018, 2017 and 2016, respectively. Interest expense is primarily related to the financing of brand and licensing acquisitions. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Long-term debt including current maturities aggregated $46.1 million, $60.6 million and $74.6 million as of December 31, 2018, 2017 and 2016, respectively.

Foreign currency losses aggregated $0.3 million, $1.5 million and $0.6 million in 2018, 2017 and 2016, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of 2018 net sales of our European operations were denominated in U.S. dollars.

Interest and dividend income aggregated $4.0 million, $3.0 million and $3.3 million in 2018, 2017 and 2016, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

In December 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the future U.S. federal corporate tax rate from 35% to 21% and requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); and (iv) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with its initial analysis of the impact of the Tax Act, the Company recorded a tax expense of $1.1 million for the year ended December 31, 2017. This estimate consists of no expense for the one-time transition tax, and an expense of $1.1 million related to revaluation of deferred tax assets and liabilities caused by the lower corporate tax rate. There were no material differences between the Company’s 2017 estimates and the final calculated amounts.

The Company has estimated of the effect of GILTI and has determined that it has no tax liability as of December 31, 2018 related to GILTI.

The Tax Act also contains a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”). The Company estimated the effect of FDII as of December 31, 2018, and recorded a tax benefit of $0.6 million.

Our effective income tax rate was 27.3%, 29.2% and 35.5% in 2018, 2017 and 2016, respectively. The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company filed a claim for refund of approximately $3.9 million for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim as of December 31, 2017 and has received the entire refund in 2018.

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued as of December 31, 2016.

Excluding the 2017 adjustment to deferred tax benefit as a result of the Tax Act, the 2017 claim for refund and the 2016 settlement, our effective tax rate was 27.3%, 32.4% and 32.7% in 2018, 2017 and 2016, respectively.

Lastly, pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from approximately 33% to 25% over a five-year period beginning in 2018. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2018	2017	2016
	(In thousands except share and per share data)

Net income attributable to European operations	$56,469	$48,236	$35,037
Net income attributable to United States operations	13,246	7,017	8,211
Net income	69,715	55,253	43,248
Less: Net income attributable to the noncontrolling interest	15,922	13,659	9,917
Net income attributable to Inter Parfums, Inc.	$53,793	$41,594	$33,331
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.72	$1.33	$1.07
Diluted	1.71	1.33	1.07
Weighted average number of shares outstanding:
Basic	31,307,991	31,172,285	31,072,328
Diluted	31,522,371	31,305,101	31,175,598

Net income has continued to increase over the past three years, and aggregated $69.7 million, $55.3 million and $43.2 million in 2018, 2017 and 2016, respectively. Net income attributable to European operations was $56.5 million, $48.2 million and $35.0 million in 2018, 2017 and 2016, respectively, while net income attributable to United States operations was $13.2 million, $7.0 million and $8.2 million in 2018, 2017 and 2016, respectively. The significant fluctuations in net income for European operations are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses, buyout of license, impairment loss, the French tax refund as well as the French tax settlement.

For United States operations in 2017, net income, excluding the effect of the $2.1 million impairment loss and $0.5 million inventory reserve, was in line with that of 2016.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is related to the profitability of our European operations, and aggregated 28.2% of European operations net income in 2018 and 28.3% in both 2017 and 2016. Net income attributable to Inter Parfums, Inc. aggregated $53.8 million, $41.6 million and $33.3 million in 2018, 2017 and 2016, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 8.0%, 7.0% and 6.4% in 2018, 2017 and 2016, respectively.

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

Adjusted Net Income Attributable to Inter Parfums, Inc. Reconciliation

Adjusted net income attributable to Inter Parfums, Inc. is defined as net income attributable to Inter Parfums, Inc., plus the previously discussed 2017 impairment loss net of tax expense, and inventory reserve adjustment net of tax expense, both relating to the discontinuance of certain of our mass market product lines, the 2017 adjustment to deferred tax benefit due to the Tax Act, the tax recovery for dividends net of minority interest for 2017, and the nonrecurring tax settlement net of minority interest for 2016. We believe that certain investors would consider adjusted net income attributable to Inter Parfums, Inc. a useful means of evaluating our financial performance.

The following table provides a reconciliation of net income attributable to Inter Parfums, Inc. to adjusted net income attributable to Inter Parfums, Inc. for the periods indicated.

	Year ended December 31,
	2018	2017	2016
	(In thousands except share and per share data)

Net income attributable to Inter Parfums, Inc.	$53,793	$41,594	$33,331
Impairment loss (net of tax expense of $828)	—	1,295	—
Inventory reserve adjustment (net of tax expense of ($195)	—	305	—
Adjustment to deferred tax benefit due to Tax Act	—	1,087	—
Tax recovery for dividends (net of minority interest of $973)	—	(2,590)	—
Nonrecurring tax settlement payment (net of minority interest of $500)	—	—	1,400
Adjusted net income attributable to Inter Parfums, Inc.	$53,793	$41,691	$34,731
Adjusted net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.72	$1.34	$1.12
Diluted	1.71	1.33	1.11
Weighted average number of shares outstanding:
Basic	31,307,991	31,172,285	31,072,328
Diluted	31,522,371	31,305,101	31,175,598

Liquidity and Capital Resources

The Company’s financial position remains strong. At December 31, 2018, working capital aggregated $382 million, and we had a working capital ratio of over 3 to 1. Cash and cash equivalents and short-term investments aggregated $261 million most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 86% of the Company’s total assets are held by European operations including approximately $180 million of trademarks, licenses and other intangible assets.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $63.0 million, $35.9 million and $54.6 million in 2018, 2017 and 2016, respectively. In 2018, working capital items used $20.9 million in cash from operating activities, as compared to $32.5 million in 2017 and $0.2 million in 2016. Although accounts receivable is up from that of the prior year, day’s sales outstanding remained consistent at 71 days in 2018, as compared to 67 days and 71 days in 2017 and 2016, respectively. Inventory days on hand aggregated 223 days in 2018, as compared to 189 days in 2017 and 185 days in 2016, respectively. The increase in 2018 is primarily the result of the required buildup of inventory for new licenses entered into in 2018 where we do not have a full year of sales. Overall inventory levels are up approximately 21% from the prior year, which is reasonable and reflect levels needed to support sales expectations and our new product launches.

Cash flows used in investing activities reflect the purchase and sales of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. At December 31, 2018, approximately $75 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we spent approximately $4.0 million on capital expenditures including tools and molds needed to support our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for licenses, trademarks and other intangible assets primarily represent upfront entry fees incurred in connection with new license agreements. In December 2016, the Company agreed to a buyout of its Balmain license, effective December 31, 2016, for a payment aggregating approximately $5.9 million. The Company received the buyout payment in May 2017.

In 2018, in connection with a new license agreement, we agreed to pay $15.0 million in equal annual installments of $1.1 million including interest imputed at 4.1%. In 2015, in connection with a brand acquisition, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million (approximately $5.7 million) plus interest. In order to reduce exposure to rising variable interest rates, we entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2018, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2019 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.6 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2018 and 2017.

Purchase of subsidiary shares from noncontrolling interest represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees in 2019 pursuant to its Free Share Plan.

In October 2016, our Board of Directors authorized a 13% increase in the annual dividend to $0.68 per share. In October 2017, our Board authorized a 24% increase in the annual dividend to $0.84 per share and in October 2018 our Board authorized a further 31% increase in the annual dividend to $1.10 per share. The next quarterly cash dividend of $0.275 per share is payable on April 15, 2019 to shareholders of record on March 29, 2019. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $35.0 million, $27.2 million and $22.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The cash dividends to be paid in 2019 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2018.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$46,061	$23,155	$12,686	$2,142	$8,078
Operating Leases	$44,011	$6,448	$10,862	$8,704	$17,997
Purchase Obligations(1)	$2,013,948	$166,779	$366,247	$352,890	$1,128,032
Total	$2,104,020	$196,382	$389,795	$363,736	$1,154,107

(1)

Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2018, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2018, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $33.0 million, GB £2.65 million and JPY ¥75.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2018

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$171,767	$149,367	$177,213	$177,227	$675,574
Gross margin	105,629	95,654	109,147	117,132	427,562
Net income	21,862	14,259	24,426	9,168	69,715
Net income attributable to Inter Parfums, Inc.	15,909	10,899	18,938	8,047	53,793
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.51	$0.35	$0.60	$0.26	$1.72
Diluted	$0.51	$0.35	$0.60	$0.26	$1.71
Weighted average common shares outstanding:
Basic	31,267	31,299	31,326	31,340	31,308
Diluted	31,429	31,490	31,587	31,584	31,522

Quarterly Data (Unaudited)

For the Year Ended December 31, 2017

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year

Net sales	$143,058	$129,136	$169,531	$149,526	$591,251
Gross margin	90,070	83,943	103,472	98,801	376,286
Net income	18,167	9,211	22,103	5,772	55,253
Net income attributable to Inter Parfums, Inc.	13,373	6,744	17,077	4,400	41,594
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.43	$0.22	$0.55	$0.14	$1.33
Diluted	$0.43	$0.22	$0.55	$0.14	$1.33
Weighted average common shares outstanding:
Basic	31,145	31,169	31,175	31,200	31,172
Diluted	31,254	31,281	31,307	31,378	31,305

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent auditor, Mazars USA LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Russell Greenberg	Director, Executive Vice President and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
François Heilbronn	Director
Robert Bensoussan	Director
Patrick Choël	Director
Michel Dyens	Director
Veronique Gabai-Pinsky	Director
Gilbert Harrison	Director
Frederic Garcia-Pelayo	Executive Vice President and Chief Operating Officer of Interparfums SA

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 16 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2018, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of ten (10) directors.

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

During 2018, our board of directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2018, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our company’s website.

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

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2018, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●	Nominating Committee – During 2018, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

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

Jean Madar

Jean Madar, age 58, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 60, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 62, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 57 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 58 a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 61, has been a Director since March 1997, and is also an independent director.

In 2008 Mr. Bensoussan co-founded Sirius Equity, a retail and branded luxury goods Investment Company. To date, Sirius Equity remains as a investor in feelunique.com, Europe’s largest online beauty retailer. Previous investments include the UK shoe and clothing retailer LK Bennett and Italian sportswear retailer and wholesaler Jeckerson Spa. Mr. Bensoussan formerly served as Executive Chairman and CEO of LK Bennett. Non-Executive Chairman of Jerkerson Spa, and was a board member of Celio International and the French retail conglomerate Vivarte, representing the GLG hedge fund.

He continues to remain as Chairman of feelunique.com since December 2012. Mr. Bensoussan is an active board member of lululemon athletica inc. He is also member of the Advisory Board of Pictet Bank Premium Brands Fund. In addition, he is also a member of two private boards: Zen Car, an electric car rental company and Eaglemoss Ltd, a UK part-works publisher.

Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO (from 2001 to 2007) and was a member of the Board of Jimmy Choo Ltd (from 2001 to 2011), a privately held luxury shoe wholesaler and retailer.

We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 75, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël was the President and CEO of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he held various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. Because of this experience, especially in the prestige beauty business, we believe that Mr. Choël is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 79, is the owner, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded more than 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in the luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, John Frieda Professional Hair Care and Molton Brown to the Kao Company, the Svedka vodka brand to Constellation Brands, Chambord liqueur to Brown-Forman, Harry Winston to Aber Diamond Company and Boucheron to Gucci. Michel Dyens & Co. also has a strong track record of deals in media and internet, including the deals in which AuFeminin was sold to Axel Springer and Cyréalis to M6, among others.

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

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 53, was elected for the first time to our board in September 2017. She became a director of Interparfums SA in April 2017. She is currently consulting in the beauty, fragrance and accessories business. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014 Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at the Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 77, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

Mr. Harrison’s other activities include his membership on the Advisory Council of the World Retail Congress, Shoptalk and the Financial Times Business of Luxury Summit. Additionally, he has created a course on mergers and acquisitions at The Wharton School and has published various articles and academic studies on the state of retailing and mergers and acquisitions, including a chapter in the book entitled, “The Mergers and Acquisitions Handbook.” Mr. Harrison lectures throughout the country, including chairing seminars for Retail Week as well as for the International Council of Shopping Centers, the National Retail Federation, Young President’s Center, The Wharton Aresty Institute of Executive Education and The President’s Association of the American Management Association. He also appears frequently on Bloomberg TV and CNBC as an expert on retail and apparel.

Mr. Harrison received a Bachelor of Science in Economics from The Wharton School of The University of Pennsylvania in 1962 and his Juris Doctor from The University of Pennsylvania Law School in 1965. He is also Chairman of the Fashion Division of UJA, Treasurer and a Board member of the Southampton Hospital, Director of the Peggy Guggenheim Collection, and former Board member of the Wharton School of the University of Pennsylvania. We believe Mr. Harrison is qualified to serve as a member of our board of directors due to his tremendous depth and breadth of knowledge about the merchandising and consumer industry, and he has a long track record of facilitating value creating transactions for companies in this sector.

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

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2018 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

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

During 2018, the members of such committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky.

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

The members of the compensation committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Mr. Choël is presently a business consultant and advisor, who previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy. Mr. Choël has also been President and CEO of both Elida Fabergé France and Chesebrough Pond’s USA. Ms. Gabai-Pinsky, the final committee member, has executive experience as the former President of Vera Wang Group, as well as the Global President for Aramis and Designers Fragrances in addition to Beauty Bank and Idea Bank at the Estée Lauder Companies.

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

For 2018, Mr. Benacin received an increase in base salary of €24,000 ($28,000) to €444,000 ($524,000), after not receiving any receive any increase in his base salary of €420,000 ($474,000) in 2017 and 2016. Further, Mr. Benacin’s personal holding company received the same $250,000 in 2018 that it received in 2017 and 2016 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations in his capacity as President of our company. Payment is being made by the Company’s United States operations to Mr. Benacin’s holding company in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

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

As Mr. Benacin values the services of two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President and the Chief Financial Officer, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer, equally, their base salaries, as well as their bonus compensation discussed below, have been in lockstep. For 2018, each of Messrs. Santi and Garcia-Pelayo received an increase of €24,000 ($28,000) to €384,000 ($454,000). For 2017, each received €52,800 ($60,000) salary increases that brought their 2017 base salaries to €360,000 ($407,000). These increases were awarded primarily to reward these two executive officers for their contributions in European Operations achieving increases in both the sales and earnings. For 2016 Messrs. Santi and Mr. Frederic Garcia-Pelayo each received €7,200 ($8,000) salary increases that brought their 2016 base salaries to €307,200 ($340,000). The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

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

For each of 2018, 2017 and 2016, Mr. Madar’s base salary, including cash compensation paid to his personal holding company, remained steady and aggregated $630,000. Cash compensation paid to Mr. Madar’s personal holding company in each year were in exchange for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his personal holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar for his services in the United States in 2018 was reduced by $220,000 from $380,000 to $160,000, while payments to his holding company were increased by the like amount of $220,000, from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar to be paid to him and his personal holding company remained unchanged at $630,000.

In determining Mr. Madar’s base salary including the consulting fee for 2018, the Committee took into account Mr. Madar’s leadership of our company in general, the increasing profitability of United States operations over the past several years, and his leadership in assisting United States operations in obtaining new licensing opportunities and his assistance in developing new products and expanding international distribution of U.S. operations.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, has received the same $30,000 increase in base salary for 2018, 2017 and 2016, and for 2018 his base salary was $660,000. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

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

For 2018 Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of discretionary bonus compensation of €95,000 ($112,000) for Mr. Benacin, as compared to been €90,000 ($102,000) and €70,000 ($77,000) in 2017 and 2016 respectively. Over the past three years, this discretionary bonus compensation for Mr. Benacin has been approximately 21%, 21% and 16% of his base salary in 2018, 2017 and 2016, respectively. In addition, bonus compensation for Messrs. Santi and Garcia-Pelayo have remained in lockstep, and each was awarded a discretionary bonus of €280,000 ($331,000), €268,000 ($330,000) and €290,000 ($321,000), or approximately 73%, 74% and 94%, of their base salaries in 2018, 2017 and 2016, respectively.

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for each of 2018, 2017 and 2016, Mr. Greenberg received a discretionary cash bonus of $50,000. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €28,000, or approximately $33,000.

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

In December 2016, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 19,000 shares of our common stock to each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. In 2017 in view of the contributions of both Messrs. Madar and Benacin to the company’s increased profitability, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 25,000 shares of our common stock to the personal holding companies of each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Another 25,000 share option grant was made in December 2018. Option grants to Messrs. Madar and Benacin, either directly or indirectly to their personal holding companies, were identical as each is the Chief Executive Officer of their respective operating segments.

Also in December for each of the years 2018-2016, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer. The Compensation Committee determined that the option grants for Mr. Greenberg, which have remained the same for years 2018-2016, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officer at the same level for 2018.

Upon recommendation of both Messrs. Madar and Benacin, option grants for Messrs. Santi and Garcia-Pelayo remained steady at 10,000 shares each for 2018 and 2017, although options granted for 2017 were in two tranches, for 6,000 shares in December 2017 and 4,000 shares in January 2018, respectively. These amounts were increased from options granted to purchase 6,000 shares in 2016. The compensation committee believes that these grants were proper in view of their contribution to our company’s results in each of 2016, 2017 and 2018.

Interparfums SA Stock Compensation Plans

2016 Plan - In September 2016, Interparfums SA approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan in September 2019, Mr. Benacin is estimated to receive 3,000 shares of Interparfums SA stock, and Messrs. Santi and Garcia are estimated to receive 7,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €18.56 per share (approximately $22.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 157,840 has been determined taking into account employee turnover and has been adjusted for stock splits. The aggregate cost of the grant of approximately $3.4 million is being recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period. For the years ended December 31, 2018, 2017 and 2016, $1.1 million, $1.2 million and $0.4 million, respectively, of compensation cost has been recognized.

2019 Plan - As of December 31, 2018, Interparfums SA approved an additional plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022 and will follow the same guidelines as the September 2016 plan. Under this plan in June 2022, Mr. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €29.84 per share (approximately $34.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 142,842 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.9 million will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite 3.5 year service period starting January 1, 2019.

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

Restricted Stock. We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy. Our French operating subsidiary, Interparfums, SA, however, has instituted its 2016 and 2019 Stock Compensation Plans as discussed above.

Other Compensation

For 2018, Mr. Benacin received an automobile allowance of €10,800 ($12,756), which is the same amount paid in since 2010. For 2018 Mr. Garcia-Pelayo, Executive Vice President and Chief Operating Officer of Interparfums SA, received an automobile allowance of €7,800 ($9,213).

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For 2018 and 2017, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of €17,480 ($20,646) and €14,500 ($16,376), respectively, in their vale of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2018 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Patrick Choël and

Veronique Gabai-Pinsky

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar, Chairman and Chief Executive Officer	2018	630,000	-0-	-0-	364,638	-0-	-0-	-0-	994,638
	2017	630,000	-0-	-0-	247,237	-0-	-0-	-0-	877,237
	2016	630,000	-0-	-0-	141,709	-0-	-0-	-0-	771,709

Russell Greenberg, Chief Financial Officer and Executive Vice President	2018	660,000	50,000	-0-	364,638	-0-	-0-	-0-	1,074,638
	2017	630,000	50,000	-0-	247,237	-0-	-0-	-0-	927,237
	2016	600,000	50,000	-0-	186,456	-0-	-0-	-0-	836,456

Philippe Benacin, President Inter Parfums, Inc., Chief Executive Officer of Interparfums SA	2018	524,408	112,205	-0-	364,638	-0-	20,646	12,756	1,034,653
	2017	723,348	101,646	-0-	247,237	-0-	16,376	12,198	1,100,805
	2016	714,722	77,462	84,232	141,706	-0-	15,824	11,951	1,045,897

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	2018	453,542	330,708	-0-	189,082	33,130	20,646	-0-	1,027,108
	2017	406,584	302,679	-0-	59,337	26,069	16,376	-0-	811,045
	2016	339,948	320,914	196,754	44,749	-0-	15,824	-0-	918,189

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer Interparfums SA	2018	453,542	330,708	-0-	189,082	33,130	20,646	9,213	1,036,321
	2017	406,584	302,679	-0-	59,337	26,069	16,376	8,245	819,290
	2016	339,948	320,914	196,754	44,749	-0-	15,824	7,525	925,714

1 Amounts reflected under Option Awards represent the grant date fair values in 2018, 2017 and 2016 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is 28,050 euro, or approximately $33,130.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2018, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	12,756	-0-	12,756

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	9,213	-0-	9,213

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jean Madar*	12/31/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	65.25	65.57
Russell Greenberg	12/31/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	65.25	65.57
Philippe Benacin*	12/31/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	65.25	65.57
Philippe Santi	12/31/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	10,000	65.25	65.57
Frédéric Garcia-Pelayo	12/31/18	-0-	-0-	-0-	-0-	-0-	-0-	-0-	10,000	65.25	65.57

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

Interparfums SA Stock Grant Plans

2016 Plan - In September 2016, Interparfums SA approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares. Under this plan in September 2019, Mr. Benacin is estimated to receive 3,000 shares of Interparfums SA stock, and Messrs. Santi and Garcia are estimated to receive 7,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €18.56 per share (approximately $22.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 157,840 has been determined taking into account employee turnover and has been adjusted for stock splits. The aggregate cost of the grant of approximately $3.4 million is being recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the years ended December 31, 2018, 2017 and 2016, $1.1 million, $1.2 million and $0.4 million, respectively, of compensation cost has been recognized.

A similar incentive plan was established by Interparfums SA for certain employees of Interparfums Luxury Brands, Inc. (“IPLB”), Interparfums Singapore (“IP Singapore”) and Inter Parfums, Inc. has been implemented. The proposed incentive plan would not provide shares but rather, would give a cash payment or bonus (“incentive” or “award”) that mirrors the shares that Interparfums SA employees will receive. An aggregate of 47,900 “phantom” shares have been awarded with Mr. Greenberg being awarded 1,500 of such “phantom” shares.

2019 Plan - As of December 31, 2018, Interparfums SA approved an additional plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022 and will follow the same guidelines as the September 2016 plan. Under this plan in June 2022, Mr. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each, all subject to adjustment for stock splits.

The fair value of the grant of €29.84 per share (approximately $34.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 142,842 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.9 million will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite 3.5 year service period starting January 1, 2019.

Interparfums SA Profit Sharing Plan

As required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is €28,050, or approximately $33,130.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	19,000	-0-	-0-	35.75	12/30/19
	15,200	3,800	-0-	27.795	12/30/20
	11,400	7,600	-0-	23.605	12/30/21
	7,600	11,400	-0-	32.825	12/29/22
	5,000(2)	20,000(2)	-0-	43.80	12/28/23
	-0-	25,000(2)	-0-	65.25	12/30/24

Russell Greenberg	23,941	-0-	-0-	35.75	12/30/19
	20,000	5,000	-0-	27.795	12/30/20
	15,000	10,000	-0-	23.605	12/30/21
	10,000	15,000	-0-	32.825	12/29/22
	5,000	20,000	-0-	43.80	12/28/23
	-0-	25,000	-0-	65.25	12/30/24

Philippe Benacin	19,000	-0-	-0-	35.75	12/30/19
	15,200	3,800	-0-	27.795	12/30/20
	11,400	7,600	-0-	23.605	12/30/21
	7,600	11,400	-0-	32.825	12/29/22
	5,000(2)	20,000(2)	-0-	43.80	12/28/23
	-0-	25,000(2)	-0-	65.25	12/30/24

Philippe Santi	1,000	-0-	-0-	35.75	12/30/19
	1,000	1,000	-0-	27.795	12/30/20
	-0-	400	-0-	25.821	1/27/2021
	1,200	2,400	-0-	23.605	12/30/21
	1,200	3,600	-0-	32.825	12/29/22
	1,200	4,800	-0-	43.80	12/28/23
	-0-	4,000	-0-	46.903	1/19/24
	-0-	10,000	-0-	65.25	12/30/24

Frédéric Garcia-Pelayo	1,000	-0-	-0-	35.75	12/30/19
	1,000	1,000	-0-	27.795	12/30/20
	-0-	400	-0-	25.821	1/27/2021
	1,200	2,400	-0-	23.605	12/30/21
	1,200	3,600	-0-	32.825	12/29/22
	1,200	4,800	-0-	43.80	12/28/23
	-0-	4,000	-0-	46.903	1/19/24
	-0-	10,000	-0-	65.25	12/30/24

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.
2	Options are held in the name of personal holding company.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(2)

Jean Madar	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Russell Greenberg	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Philippe Benacin	-0-	-0-	-0-	-0-	N/A	-0-	-0-	3,000	115,931

Philippe Santi	-0-	-0-	-0-	-0-	N/A	-0-	-0-	7,000	270,506

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-	N/A	-0-	-0-	7,000	___270,506

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

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,000	828,710	-0-	-0-

Russell Greenberg	26,059	772,821	-0-	-0-

Philippe Benacin	19,000	838,365	-0-	-0-

Philippe Santi	13,200	321,963	-0-	-0-

Frédéric Garcia-Pelayo	15,000	369,942	-0-	-0-

[Footnotes from table above]

[1]	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	300,000	20,646
Philippe Santi	Inter Parfums SA Pension Plan	NA	509,000*	20,646
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	300,000	20,646

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

For 2018, our last completed fiscal year:

Our median employee’s compensation was $60,809.

Our Chief Executive Officer’s total 2018 compensation was $994,638 as reported in the Summary Compensation Table on page 75.

Accordingly, our 2018 CEO to Median Employee Pay Ratio was 16.36 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2018 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2018. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2019, Mr. Benacin presently receives an annual salary of €456,000 (approximately $539,000), and automobile expenses of €10,800 (approximately $13,000), which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2018, Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2019. In addition, in December 2017 and again in December 2018, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, which was increased from the 19,000 share grants that had been made in each of the past several years, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2015 through 2017, Mr. Madar’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 was reduced by $220,000 from $380,000 to $160,000, while payments to his holding company were increased by the like amount of $220,000, from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar paid to him and his personal holding company remained unchanged at $630,000. This consulting agreement has been renewed at $470,000 for 2019. In addition, in December 2017 and again in December 2018, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which was increased from the 19,000 share grants that had been made in each of the past several years, and were granted to his personal holding company instead of Mr. Madar directly.

Compensation of Directors

            The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
Francois Heilbronn[2]	21,000	-0-	10,579	-0-	-0-	27,633	59,212
Robert Bensoussan[3]	15,000	-0-	10,579	-0-	-0-	29,040	54,619
Patrick Choël[4]	21,000	-0-	10,579	-0-	-0-	43,905	75,484
Michel Dyens[5]	15,000	-0-	10,579	-0-	-0-	-0-	25,579
Veronique Gabai-Pinsky[6]	21,000	-0-	-0-	-0-	-0-	-0-	21,000
Gilbert Harrison[7]	12,500	-0-	21,524	-0-	-0-	-0-	34,024

[Footnotes from table above]

1.	Represents gain from exercise of stock options.
2.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,000 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 4,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 2,500 shares of our common stock.

5.     As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 5,000 shares of our common stock.

6.     As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 2,000 shares of our common stock.

7.     As of the end of the last fiscal year, Mr. Harrison held options to purchase an aggregate of 2,000 shares of our common stock.

For 2018, all nonemployee directors received $5,000 for each board meeting at which they participate in person, and $2,500 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000.

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

On February 1, 2019, options to purchase 1,000 shares were granted to each of our outside directors, Francois Heilbronn, Robert Bensoussan, Patrick Choël, Michel Dyens Veronique Gabai-Pinsky and Gilbert Harrison, all at the exercise price of $66.46 per share under the 2016 plan. All of such options were granted at the fair market value and vest ratably over a 4 year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 11, 2019 we had 31,439,458 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,168,748[2]	22.9%
Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,904,264[3]	22.2%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	65,000[4]	Less than 1%
Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	1,000[5]	Less than 1%

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

2Consists of 78,207 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 58,200 shares.

3Consists of 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 58,200 shares.

4Consists of shares of common stock underlying options.

5Consists of shares of common stock underlying options.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	34,563[6]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	7,000[7]	Less than 1%
Patrick Choël 140 Rue de Grenelle 75007, Paris, France	3,000[8]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	3,500[9]	Less than 1%
Veronique Gabai-Pinsky Vera Wang 15 E. 26th Street New York NY 10010	500[10]	Less than 1%
Gilbert Harrison Harrison Group 745 Fifth Avenue, Suite 514 New York, NY 10151	500[11]	Less than 1%
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	1,000[12]	Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,552,005[13]	8.1%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,874,913[14]	6.0%

6Consists of 32,063 shares held directly and options to purchase 2,500 shares.

7 Consists of 4,500 shares held directly and options to purchase 2,500 shares.

8 Consists of 2,000 shares held directly and options to purchase 1,000 shares.

9 Consists of shares of common stock underlying options.

10 Consists of shares of common stock underlying options.

11 Consists of shares of common stock underlying options.

12 Consists of shares of common stock underlying options.

13 Information based upon Schedule 13G Amendment 3 of Blackrock, Inc. dated February 4, 2019 as filed with the Securities and Exchange Commission.

14 Information based upon Schedule 13G Amendment 2 of The Vanguard Group, an investment advisor, dated February 13, 2019 as filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
All Directors and Officers (As a Group 10 Persons)	14,189,075 [15]	44.9%

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	776,171	41.33	744,215
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	776,171	41.33	744,215

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our former Burberry license and our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2018, 2017 and 2016 fees for such services were $214,513, $233,625 and $214,112, respectively. In 2017, Inter Parfums USA, LLC, a United States subsidiary, renewed a license agreement for five years that was initially signed in 2012 on the same terms with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry.

15 Consists of 13,995,175 shares held directly or indirectly, and options to purchase 193,900 shares.

During 2018, Interparfums SA, an indirect majority-owned subsidiary of the Company, loaned the Company $10 million. This loan is repayable in ten (10) equal monthly payments of $1,000,000 of principal plus accrued interest at 2% per annum, with the first payment due on May 31, 2019 and the last payment due on February 28, 2020.

Consulting Agreements

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2018, Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement has been renewed at $250,000 for 2019. In addition, in December 2017 and again in December 2018, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, which was increased from the 19,000 share grants that had been made in each of the past several years, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. For 2015 through 2017, Mr. Madar’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 was reduced by $220,000 from $380,000 to $160,000, while payments to his holding company were increased by the like amount of $220,000, from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar paid to him and his personal holding company remained unchanged at $630,000. This consulting agreement has been renewed at $470,000 for 2019. In addition, in December 2017 and again in December 2018, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which was increased from the 19,000 share grants that had been made in each of the past several years, and were granted to his personal holding company instead of Mr. Madar directly.

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

Gilbert Harrison

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

Board Leadership Structure and Risk Management

For more than the past ten (10) years, Jean Madar has held the positions of Chairman of the Board of Directors and Chief Executive Officer of our company. Almost since inception, Mr. Madar has been allocated the responsibility of overseeing our United States operations and the operation of Inter Parfums, Inc., as a public company. Philippe Benacin, as Chief Executive Officer of Interparfums SA, has been allocated the responsibility of overseeing our European operations and its operation as a public company in France. In addition, Mr. Benacin is also the Vice Chairman of the Board of Directors of our company. Our board of directors is comfortable with this approach, as the two largest beneficial stockholders of our company are also directly responsible for the operations of our company’s two operating segments. Accordingly, our board of directors does not have a “Lead Director,” a non-management director who controls the meetings of our board of directors.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP (formerly WeiserMazars LLP), as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2018 and December 31, 2017.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.3 million and $1.0 million for 2018 and 2017, respectively.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during both 2018 and 2017.

Tax Fees

Mazars USA LLP billed us $30,000 and $28,000 for tax services during 2018 and 2017, respectively.

All Other Fees

Mazars USA LLP did not bill us for any other services during 2018 or 2017.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2018, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2018.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ended December 31, 2018. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

●	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

●	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

In the first quarter of 2019, the audit committee authorized the same non-audit services to be performed by Mazars USA LLP during 2019 as disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements annexed hereto

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2018	F-5

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2018	F-6

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2018	F-7

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018	F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-32

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

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mazars USA LLP
We have served as the Company’s auditor since 2004.
New York, New York
March 1, 2019

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands except share and per share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$193,136	$208,343
Short-term investments	67,870	69,899
Accounts receivable, net	136,420	120,749
Inventories	160,978	137,058
Receivables, other	2,112	2,405
Other current assets	8,076	7,356
Income taxes receivable	810	3,468
Total current assets	569,402	549,278
Equipment and leasehold improvements, net	9,839	10,330
Trademarks, licenses and other intangible assets, net	204,325	200,495
Deferred tax assets	9,299	9,658
Other assets	6,302	8,011
Total assets	$799,167	$777,772
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	23,155	24,372
Accounts payable - trade	58,328	52,609
Accrued expenses	92,468	81,843
Income taxes payable	4,396	1,722
Dividends payable	8,630	6,561
Total current liabilities	186,977	167,107
Long–term debt, less current portion	22,906	36,207
Deferred tax liability	3,538	3,821
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,382,127 and 31,241,548 shares at December 31, 2018 and 2017, respectively	31	31
Additional paid-in capital	69,970	66,004
Retained earnings	448,731	422,570
Accumulated other comprehensive loss	(33,650)	(17,832)
Treasury stock, at cost, 9,864,805 common shares at December 31, 2018 and 2017	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	447,607	433,298
Noncontrolling interest	138,139	137,339
Total equity	585,746	570,637
Total liabilities and equity	$799,167	$777,772

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2018, 2017, and 2016

(In thousands except share and per share data)

	2018	2017	2016

Net sales	$675,574	$591,251	$521,072
Cost of sales	248,012	214,965	194,601
Gross margin	427,562	376,286	326,471
Selling, general, and administrative expenses	332,831	295,540	258,787
Gain on buyout of license	—	—	(4,652)
Impairment loss	—	2,123	5,658
Income from operations	94,731	78,623	66,678
Other expenses (income):
Interest expense	2,578	1,992	2,340
Loss on foreign currency	251	1,549	595
Interest income	(3,957)	(2,983)	(3,331)
	(1,128)	558	(396)

Income before income taxes	95,859	78,065	67,074
Income taxes	26,144	22,812	23,826
Net income	69,715	55,253	43,248
Less: Net income attributable to the noncontrolling interest	15,922	13,659	9,917
Net income attributable to Inter Parfums, Inc.	$53,793	$41,594	$33,331
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.72	$1.33	$1.07
Diluted	1.71	1.33	1.07
Weighted average number of shares outstanding:
Basic	31,307,991	31,172,285	31,072,328
Diluted	31,522,371	31,305,101	31,175,598

Dividends declared per share	$0.91	$0.72	$0.62

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2018, 2017, and 2016

(In thousands except share and per share data)

	2018	2017	2016

Net income	$69,715	$55,253	$43,248

Other comprehensive income:
Net derivative instrument loss, net of tax	175	54	(22)
Transfer of OCI into earnings	(37)	22	—
Translation adjustments, net of tax	(22,555)	55,995	(13,153)
	(22,417)	56,071	(13,175)
Comprehensive income	47,298	111,324	30,073

Comprehensive income attributable to noncontrolling interests:

Net income	15,922	13,659	9,917
Net derivative instrument loss, net of tax	39	17	(5)
Transfer of OCI into earnings	—	5	—
Translation adjustments, net of tax	(6,638)	15,899	(3,279)
	9,323	29,580	6,633
Comprehensive income attributable to Inter Parfums Inc.:	$37,975	$81,744	$23,440

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2018, 2017, and 2016

(In thousands except share and per share data)

	2018	2017	2016

Common stock, beginning and end of year	$31	$31	$31

Additional paid-in capital, beginning of year	66,004	63,103	62,030
Shares issued upon exercise of stock options	3,406	1,963	2,160
Sale of subsidiary shares to noncontrolling interests	—	—	(173)
Purchase of subsidiary shares from noncontrolling interests	(572)	—	(1,753)
Stock-based compensation	1,132	938	839
Additional paid-in capital, end of year	69,970	66,004	63,103

Retained earnings, beginning of year	422,570	402,714	388,434
Net income	53,793	41,594	33,331
Dividends	(28,356)	(22,460)	(19,273)
Stock-based compensation	724	722	222
Retained earnings, end of year	448,731	422,570	402,714

Accumulated other comprehensive loss, beginning of year	(17,832)	(57,982)	(48,091)
Foreign currency translation adjustment, net of tax	(15,917)	40,096	(9,874)
Transfer from other comprehensive income into earnings	(37)	17	—
Net derivative instrument gain, net of tax	136	37	(17)
Accumulated other comprehensive loss, end of year	(33,650)	(17,832)	(57,982)

Treasury stock, beginning of year	(37,475)	(37,475)	(36,817)
Shares issued upon exercise of stock options	—	—	142
Shares received as proceeds of option exercises	—	—	(800)
Treasury stock, end of year	(37,475)	(37,475)	(37,475)

Noncontrolling interest, beginning of year	137,339	113,267	110,800
Net income	15,922	13,659	9,917
Foreign currency translation adjustment, net of tax	(6,638)	15,899	(3,279)
Transfer from other comprehensive income into earnings	—	5	—
Net derivative instrument gain, net of tax	39	17	(5)
Sale of subsidiary shares to noncontrolling interest	—	—	1,738
Purchase of subsidiary shares from noncontrolling interests	(236)	—	(1,188)
Dividends	(8,706)	(6,039)	(4,863)
Stock-based compensation	419	531	147
Noncontrolling interest, end of year	138,139	137,339	113,267

Total equity	$585,746	$570,637	$483,658

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017, and 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$69,715	$55,253	$43,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	11,031	11,914	15,341
Provision for doubtful accounts	1,442	939	349
Noncash stock compensation	2,205	2,093	1,198
Gain on sale of license	—	—	(4,652)
Deferred tax benefit	(158)	(591)	(1,374)
Change in fair value of derivatives	(302)	(1,254)	682
Changes in:
Accounts receivable	(23,032)	(6,016)	(13,156)
Inventories	(29,341)	(28,518)	(909)
Other assets	484	727	(297)
Accounts payable and accrued expenses	25,592	5,696	18,690
Income taxes, net	5,405	(4,352)	(4,556)
Net cash provided by operating activities	63,041	35,891	54,564
Cash flows from investing activities:
Purchases of short-term investments	(10,030)	(31,874)	(57,289)
Proceeds from sale of short-term investments	8,859	66,981	42,604
Purchase of equipment and leasehold improvements	(3,956)	(3,023)	(4,777)
Payment for intangible assets acquired	(8,509)	(1,046)	(965)
Proceeds from sale of trademark	—	5,886	—
Net cash provided by (used in) investing activities	(13,636)	36,924	(20,427)
Cash flows from financing activities:
Repayment of long-term debt	(23,487)	(22,362)	(21,884)
Purchase of treasury stock	—	—	(77)
Proceeds from exercise of options	3,406	1,963	1,579
Proceeds from sale of stock of subsidiary	—	—	1,565
Dividends paid	(26,287)	(21,192)	(18,015)
Dividends paid to noncontrolling interests	(8,706)	(6,039)	(4,863)
Purchase of subsidiary shares from noncontrolling interests	(808)	—	(2,941)
Net cash used in financing activities	(55,882)	(47,630)	(44,636)
Effect of exchange rate changes on cash	(8,730)	21,330	(4,640)
Net increase (decrease) in cash and cash equivalents	(15,207)	46,515	(15,139)
Cash and cash equivalents – beginning of year	208,343	161,828	176,967
Cash and cash equivalents – end of year	$193,136	$208,343	$161,828
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,745	$1,813	$2,239
Income taxes	24,995	24,337	28,124

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo, and Coach brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2018	2017	2016
Montblanc	19%	21%	23%
Jimmy Choo	17%	18%	17%
Coach	15%	10%	4%
Lanvin	10%	11%	12%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company, including 73% owned Interparfums SA, a subsidiary whose stock is publicly traded in France. In 2018, the Company formed Interstellar Brands, LLC, (“Interstellar”), a wholly owned subsidiary in the United States. Interstellar’s partnership with IMG Models allows for the two groups to collaborate on exploring and developing compelling e-commerce businesses for clients of IMG Models. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. From time to time, the Company has short-term investments which consist of certificates of deposit with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes its credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are primarily held at financial institutions outside the United States and are readily convertible into U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts or balances which are estimated to be uncollectible, which aggregated $4.0 million and $5.1 million as of December 31, 2018 and 2017, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.21% and 6.22% in 2018 and 2017, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured and product is shipped or risk of ownership has been transferred to and accepted by the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $7.1 million, $5.9 million and $5.1 million in 2018, 2017 and 2016, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2018, 2017 or 2016.

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

December 31, 2018, 2017 and 2016

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $139.7 million, $123.7 million and $99.0 million for 2018, 2017 and 2016, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $36.4 million, $33.8 million and $30.0 million in 2018, 2017 and 2016, respectively.

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

In addition, the Company is exposed to certain concentration risk. Most of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The standard requires entities to recognize a lease liability to cover lease payments and a lease asset representing its right to use the underlying asset for the lease term. The Company has adopted the standard on January 1, 2019 using the modified retrospective method in the year of adoption with certain transition practical expedients with no restatement of prior period amounts. The Company is in the process of evaluating the impact of the adoption of the standard, which will relate primarily to our operating leases for office and warehouse spaces. While the Company continues to assess the impact of the adoption, it currently expects to record lease-related assets and liabilities on our consolidated balance sheets of approximately $40 million. Adoption of the new standard will not have a material impact on the Company's consolidated statements of income or Cash Flows.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

(2)	Recent Agreements

Lily Aldridge

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company, announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base.

Van Cleef & Arpels

In May 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024, without any material changes in terms and conditions. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Graff

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry.

GUESS

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

(3)	Buyout of License

In December 2016, the Company reached an agreement with the Balmain brand calling for Balmain to buyout the Balmain license agreement, effective December 31, 2016, in exchange for a payment aggregating $5.7 million. As a result of the buyout, the Company recognized a gain of $4.7 million as of December 31, 2016, and received the buyout payment in May 2017.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2018	2017
Raw materials and component parts	$67,508	$46,884
Finished goods	93,470	90,174
	$160,978	$137,058

Overhead included in inventory aggregated $4.2 million and $5.0 million as of December 31, 2018 and 2017, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $4.9 million and $5.4 million as of December 31, 2018 and 2017, respectively.

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$67,870	$—	$67,870	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	179		179
	$68,049	$—	$68,049	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	45	—	45	—
Interest rate swap	$207	$—	$207	$—
	$252	$—	$252	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

In connection with a 2015 brand acquisition, $108 million of the purchase price was paid in cash on the closing date and was financed entirely through a 5-year term loan. As the payment at closing was due in dollars and we had planned to finance it with debt in euro, the Company entered into foreign currency forward contracts to secure the exchange rate for the $108 million purchase price at $1.067 per 1 euro. This derivative was designated and qualified as a cash flow hedge.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2018. For the years ended December 31, 2018 and 2017, interest expense includes a gain of $0.3 million and $0.5 million, respectively, relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2018 and December 31, 2017, resulted in an asset and is included in other current assets on the accompanying balance sheets.

At December 31, 2018, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $33.0 million, GB £2.65 million and JPY ¥75.0 million, which all have maturities of less than one year.

(7)	Equipment and Leasehold Improvements

	December 31,
	2018	2017
Equipment	$36,465	$37,074
Leasehold improvements	1,639	1,639
	38,104	38,713
Less accumulated depreciation and amortization	28,265	28,383
	$9,839	$10,330

Depreciation and amortization expense was $4.1 million, $3.8 million and $3.7 million in 2018, 2017, and 2016, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

(8)	Trademarks, Licenses and Other Intangible Assets

2018	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks (indefinite lives)	$123,287	$—	$123,287
Trademarks (finite lives)	44,300	69	44,231
Licenses (finite lives)	85,100	50,539	34,561
Other intangible assets (finite lives)	13,619	11,373	2,246
Subtotal	143,019	61,981	81,038
Total	$266,306	$61,981	$204,325

2017	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks (indefinite lives)	$129,033	$—	$129,033
Trademarks (finite lives)	46,461	72	46,389
Licenses (finite lives)	69,439	46,857	22,582
Other intangible assets (finite lives)	14,949	12,458	2,491
Subtotal	130,849	59,387	71,462
Total	$259,882	$59,387	$200,495

Amortization expense was $7.0 million, $6.0 million and $5.9 million in 2018, 2017 and 2016, respectively. Amortization expense is expected to approximate $5.0 million, $4.6 million, and $4.0 million in 2019, 2020, 2021, respectively, and $3.7 million 2022 and 2023. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14 years and 2 years, respectively, and 14 years on average.

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2017, the Company set in motion a plan to discontinue some of its mass market product lines over the next few years. As a result, the Company recorded an impairment loss of $2.1 million as of December 31, 2017. There were no impairment charges for trademarks with indefinite useful lives in 2018 and 2016. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.21% as of December 31, 2018 and 6.22% as of December 31, 2017 and 2016. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

The cost of trademarks, licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life which range from three to twenty years. If the residual value of a finite life intangible asset exceeds its carrying value, then the asset is not amortized. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Product sales of our Karl Lagerfeld brand did not met with our original expectations. Accordingly, in 2016, the Company recorded an impairment loss of $5.7 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $80 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not amortized.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Advertising liabilities	$14,868	$27,418
Salary (including bonus and related taxes)	19,939	18,488
Royalties	14,533	11,409
Due vendors (not yet invoiced)	29,790	11,228
Retirement reserves	9,616	9,113
Other	3,722	4,187
	$92,468	$81,843

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the daily one-month LIBOR plus 2% (the one-month LIBOR was 2.51% as of December 31, 2018). The line of credit which has a maturity date of December 18, 2019 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2018 and 2017.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $30 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.36% at December 31, 2018). Outstanding amounts were zero as of December 31, 2018 and 2017.

As there were no borrowings outstanding as of December 31, 2018 and 2017, there is no weighted average interest rate on short-term borrowings as of December 31, 2018 and 2017.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

(11)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2018	2017
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	$11,291	$—
$111.0 million 5-year term loan payable in 20 equal quarterly installments plus interest at 1.2% per annum	34,350	59,965
Other	420	614
	46,061	60,579
Less current maturities	23,155	24,372
Total	$22,906	$36,207

The $111.0 million 5-year term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income. Maturities of long-term debt subsequent to December 31, 2018 are approximately $23.2 million and $11.6 million in 2019 and 2020, respectively and $1.1 million per year thereafter through 2033.

(12)	Commitments

Leases

The Company leases its office and warehouse facilities under operating leases which are subject to various step rent provisions, rent concessions and escalation clauses expiring at various dates through 2029. Escalation clauses are not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $12.0 million, $11.2 million and $10.7 million in 2018, 2017 and 2016, respectively. Minimum future annual rental payments are as follows:

2019	$6,448
2020	5,786
2021	5,076
2022	4,563
2023	4,141
Thereafter	17,997
$44,011

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2019	$166,779
2020	178,408
2021	187,839
2022	173,366
2023	179,524
Thereafter	1,128,032
$2,013,948

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2018, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $48.9 million, $39.6 million and $37.8 million, in 2018, 2017 and 2016, respectively, and represented 7.2%, 6.7% and 7.3% of net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

(13)	Equity

Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.1 million and $0.9 million in 2018 and 2017, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2018:

	Number of Shares Grant Date	Weighted Average Grant Date Fair Value Grant Date
Nonvested options – beginning of year	431,235	$8.22
Nonvested options granted	196,350	$14.31
Nonvested options vested or forfeited	(142,225)	$8.11
Nonvested options – end of year	485,360	$10.72

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2018	2017	2016
Income before income taxes	$2,200	$2,100	$1,200
Net income attributable to Inter Parfums, Inc.	1,390	1,150	700
Diluted earnings per share attributable to Inter Parfums, Inc.	0.04	0.04	0.02

The following table summarizes stock option activity and related information for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	730,980	$31.92	684,540	$26.94	709,300	$24.34
Options granted	196,350	63.91	174,600	43.48	148,950	32.61
Options exercised	(140,579)	24.21	(103,230)	19.03	(123,150)	18.69
Options forfeited	(10,580)	37.64	(24,930)	29.49	(50,560)	27.18
Shares under option - end of year	776,171	41.33	730,980	31.92	684,540	26.94

At December 31, 2018, options for 744,215 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $18.8 million as of December 31, 2018 and unrecognized compensation cost related to stock options outstanding aggregated $4.9 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2018, 2017 and 2016 were $14.31, $9.82 and $7.43 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2018	2017	2016
Weighted-average expected stock-price volatility	27%	28%	29%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	2.5%	2.2%	2.0%
Weighted-average dividend yield	2.0%	2.0%	2.1%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2018	2017	2016
Proceeds from stock options exercised, excluding cashless exercise of $0.7 million 2016	$3,406	$1,963	$1,579
Tax benefits	$807	$600	$400
Intrinsic value of stock options exercised	$4,310	$2,258	$1,860

The following table summarizes additional stock option information as of December 31, 2018:

		Options outstanding
	Number	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$23.61 - $29.36	209,920	2.48 years	134,170
$32.83 - $35.75	206,101	2.85 years	123,781
$40.15 - $46.90	177,800	4.96years	32,860
$65.25	182,350	6.00 years	—
Totals	776,171	3.98 years	290,811

As of December 31, 2018, the weighted average exercise price of options exercisable was $31.65 and the weighted average remaining contractual life of options exercisable is 2.57 years. The aggregate intrinsic value of options exercisable at December 31, 2018 is $9.9 million.

In 2016, the Chief Executive Officer and the President each exercised 19,000 outstanding stock options of the Company’s common stock. The aggregate exercise prices of $0.7 million was paid by them tendering to the Company an aggregate of 20,658 shares of the Company’s common stock, previously owned by them, valued at fair market value on the dates of exercise. All shares issued pursuant to these option exercises were issued from treasury stock of the Company. In addition, the Chief Executive Officer tendered in an additional 2,179 shares for payment of certain withholding taxes resulting from his option exercise.

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

The fair value of the grant of €18.56 per share (approximately $22.00 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 157,840 has been determined taking into account employee turnover and has been adjusted for stock splits. The aggregate cost of the grant of approximately $3.4 million is being recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period. For the year ended December 31, 2018, $1.1 million of compensation cost has been recognized in connection with this plan.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. In 2016, 131,101 shares had been acquired in the open market at an aggregate cost of $2.9 million. In 2018 an additional 18,899 shares were acquired in the open market at an aggregate cost of $0.8 million. All share purchases have been classified as equity transactions on the accompanying balance sheet.

In December 2018, Interparfums SA approved an additional plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022 and will follow the same guidelines as the September 2016 plan.

The fair value of the grant of €29.84 per share (approximately $34.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 142,842 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.9 million will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three and a half year service period.

Dividends

In October 2018, the Board of Directors of the Company authorized a 31% increase in the annual dividend to $1.10 per share. The quarterly dividend aggregating approximately $8.6 million ($0.275 per share) declared in December 2018 was paid in January 2019. The next quarterly dividend of $0.275 per share will be paid on April 15, 2019 to shareholders of record on March 29, 2019.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2018	2017	2016

Numerator for diluted earnings per share	$53,793	$41,594	$33,331
Denominator:
Weighted average shares	31,307,991	31,172,285	31,072,328
Effect of dilutive securities:
Stock options	214,380	132,816	103,270

Denominator for diluted earnings per share	31,522,371	31,305,101	31,175,598

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.72	$1.33	$1.07
Diluted	1.71	1.33	1.07

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 89,000, 165,000, and 267,000 shares of common stock for 2018, 2017, and 2016, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2018	2017	2016
Net sales:
United States	$140,768	$116,244	$117,256
Europe	537,805	476,660	404,198
Eliminations of intercompany sales	(2,999)	(1,653)	(382)
	$675,574	$591,251	$521,072
Net income attributable to Inter Parfums, Inc.:
United States	$13,071	$7,051	$8,285
Europe	40,877	34,577	25,120
Eliminations	(155)	(34)	(74)
	$53,793	$41,594	$33,331
Depreciation and amortization expense including impairment loss:
United States	$2,711	$3,943	$1,816
Europe	8,320	7,971	13,525
	$11,031	$11,914	$15,341
Interest and dividend income:
United States	$137	$58	$22
Europe	3,820	2,925	3,309
	$3,957	$2,983	$3,331
Interest expense:
United States	$419	$—	$—
Europe	2,159	1,991	2,340
	$2,578	$1,991	$2,340
Income tax expense:
United States	$2,264	$3,764	$4,278
Europe	23,898	19,069	19,596
Eliminations	(18)	(21)	(48)
	$26,144	$22,812	$23,826

	December 31,
	2018	2017	2016
Total assets:
United States	$133,406	$92,909	$89,930
Europe	686,123	694,385	602,077
Eliminations	(20,362)	(9,522)	(9,598)
	$799,167	$777,772	$682,409
Additions to long-lived assets:
United States	$19,181	$980	$930
Europe	4,188	3,089	4,812
	$23,369	$4,069	$5,742
Total long-lived assets:
United States	$25,753	$9,284	$12,247
Europe	188,411	201,541	181,697
	$214,164	$210,825	$193,944
Deferred tax assets:
United States	$650	$781	$194
Europe	8,561	8,808	7,848
Eliminations	88	69	48
	$9,299	$9,658	$8,090

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

United States export sales were approximately $93.1 million, $71.4 million and $77.5 million in 2018, 2017 and 2016, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2018	2017	2016
North America	$210,200	$176,900	$149,000
Europe	233,600	214,800	194,700
Asia	109,000	88,000	81,300
Middle East	59,300	50,500	41,600
Central and South America	51,700	51,200	44,000
Other	11,800	9,900	10,500

	$675,600	$591,300	$521,100

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2018	2017	2016
United States	$204,000	$173,000	$144,000
France	$44,000	$44,000	$47,000
United Kingdom	$36,000	$33,000	$31,000
Russia	$35,000	$34,000	$27,000

(16)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no uncertain tax position at December 31, 2018.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2018	2017	2016
U.S. operations	$15,162	$10,761	$12,441
Foreign operations	80,697	67,304	54,633

	$95,859	$78,065	$67,074

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$1,629	$4,050	$3,792
State and local	497	302	309
Foreign	24,175	19,051	21,099
	26,301	23,403	25,200
Deferred:
Federal	113	(554)	113
State and local	—	(55)	9
Foreign	(270)	18	(1,496)
	(157)	(591)	(1,374)
Total income tax expense	$26,144	$22,812	$23,826

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
Net deferred tax assets:
Foreign net operating loss carry-forwards	$468	$520
Inventory and accounts receivable	658	1,557
Profit sharing	4,561	4,212
Stock option compensation	626	502
Effect of inventory profit elimination	3,267	3,166
Other	(23)	222
Total gross deferred tax assets, net	9,557	10,179
Valuation allowance	(258)	(520)
Net deferred tax assets	9,299	9,659
Deferred tax liabilities (long-term):
Trademarks and licenses	(3,538)	(3,821)
Net deferred tax assets	$5,761	$5,838

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Tax Cuts and Jobs Act

In December 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the future U.S. federal corporate tax rate from 35% to 21% and requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); and (iv) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with its initial analysis of the impact of the Tax Act, the Company recorded a tax expense of $1.1 million for the year ended December 31, 2017. This estimate consists of no expense for the one-time transition tax, and an expense of $1.1 million related to revaluation of deferred tax assets and liabilities caused by the lower corporate tax rate. There were no material differences between the Company’s 2017 estimates and the final calculated amounts.

The Company has estimated of the effect of GILTI and has determined that it has no tax liability as of December 31, 2018 related to GILTI.

The Tax Act also contains a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”). The Company estimated the effect of FDII as of December 31, 2018, and recorded a tax benefit of $0.6 million.

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

Settlement with French Tax Authorities

As previously reported, the French Tax Authorities examined the 2012 tax return of Interparfums SA. The main issues challenged by the French Tax Authorities related to the commission rate and royalty rate paid to Interparfums Singapore Pte. and Interparfums (Suisse) SARL, respectively. Due to the subjective nature of the issues involved, in April 2016, Interparfums SA reached an agreement in principle to settle the entire matter with the French Tax Authorities. The settlement required Interparfums SA to pay a tax assessment of $1.9 million covering the issues for not only the 2012 tax year, but also covering the issues for the tax years ended 2013 through 2015. The settlement, which was finalized by the French Tax Authorities in the first quarter of 2017, was accrued as of December 31, 2016.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

Other Tax Matters

The French authorities has informed the Company that it considers that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums, SA should pay French taxes on all or part of the profits of that entity. No claim or assessment for any taxes or penalties has been made at this time. The Company disagrees and is prepared to vigorously defend its position. Consequently, no provision has been made in the accompanying financial statements as we believe it is more likely than not that our position will be sustained based on its technical merits. Although we believe that we have sufficient arguments to support our position, there exists a risk that the French authorities may prevail. The Company’s exposure in connection with this matter is approximately $1.4 million, net of recovery taxes already paid to the Swiss authorities, and excluding interest and penalties.

The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2015.

Differences between the United States Federal statutory income tax rate and the effective income tax rate were as follows:

	2018	2017	2016
Statutory rates	21.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.4	0.2	0.3
Benefit of Foreign Derived Intangible Income	(0.6)	—	—
Deferred tax effect of statutory tax rate changes	—	1.4	—
Foreign income tax recovery	—	(4.6)	—
Effect of foreign taxes greater than (less than) U.S. statutory rates	7.3	(1.0)	1.5
Other	(0.8)	(0.8)	(0.3)
Effective rates	27.3%	29.2%	35.5%

(17)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2018	2017	2016

Net derivative instruments, beginning of year	$37	$(17)	$—
Net derivative instrument gain (loss), net of tax	99	54	(17)
Net derivative instruments, end of year	136	37	(17)

Cumulative translation adjustments, beginning of year	(17,869)	(57,965)	(48,091)
Translation adjustments	(15,917)	40,096	(9,874)
Cumulative translation adjustments, end of year	(33,786)	(17,869)	(57,965)

Accumulated other comprehensive loss	$(33,650)	$(17,832)	$(57,982)

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(In thousands except share and per share data)

(18)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2018	2017	2016

Net income attributable to Inter Parfums, Inc.	$53,793	$41,594	$33,331
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	—	(1,926)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$53,793	$41,594	$31,405

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2018	$1,821	1,441	(91	)(d)	569	(a)	2,602
Year ended December 31, 2017	$2,011	843	205	(d)	1,238	(a)	1,821
Year ended December 31, 2016	$1,823	349	(68	)(d)	93	(a)	2,011

Sales return accrual:
Year ended December 31, 2018	$3,310	1,329	—		3,260	(b)	1,379
Year ended December 31, 2017	$3,332	3,497	—		3,519	(b)	3,310
Year ended December 31, 2016	$4,047	3,789	—		4,504	(b)	3,332

Inventory reserve:
Year ended December 31, 2018	$5,349	4,694	(183	)(d)	5,006	(c)	4,854
Year ended December 31, 2017	$5,316	3,300	570	(d)	3,837	(c)	5,349
Year ended December 31, 2016	$6,641	5,234	(135	)(d)	6,424	(c)	5,316

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.
By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2019
Jean Madar

/s/ Russell Greenberg	Chief Financial and Accounting Officer and Director	March 1, 2019
Russell Greenberg

/s/ Philippe Benacin	Director
Philippe Benacin		February 28, 2019

/s/ Philippe Santi	Director
Philippe Santi		February 28, 2019

/s/ François Heilbronn	Director
François Heilbronn		February 28, 2019

/s/ Robert Bensoussan	Director
Robert Bensoussan		February 28, 2019

/s/ Patrick Choël	Director
Patrick Choël		February 28, 2019

/s/ Michel Dyens	Director
Michel Dyens		February 28, 2019

/s/ Veronique Gabai-Pinsky	Director
Veronique Gabai-Pinsky		February 28, 2019

/s/ Gilbert Harrison	Director
Gilbert Harrison		February 28, 2019

Exhibit Index

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

Exhibit No.	Description

10.153	Seventh Modification of Lease dated February 7, 2013 for 15th Floor at 551 Fifth Avenue, New York, NY

10.166	Form of Option Agreement for Options Granted to Executive Officers on December 29, 2017 with Schedule of Option Holders and Options Granted

10.167	Form of Option Agreement for Options Granted to Executive Officers on January 19, 2018 with Schedule of Option Holders and Options Granted

21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following documents heretofore filed with the Commission more than five (5) years ago are hereby filed again as exhibits to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2018:

The following documents are filed with this report:

(As previously filed with the Commission with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013):

Exhibit No.	Description	Page No.

4.21	2004 Nonemployee Director Stock Option Plan as amended	146

4.22	2004 Stock Option Plan as amended	152

(As previously filed with the Commission with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013):

Exhibit No.	Description	Page No.

3.7	Memorandum and Articles of Association of Inter Parfums USA Hong Kong Limited	136

10.156	Consulting Agreement with Jean Madar Holding SAS	164

10.158	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2013 with Schedule of Option Holders and Options Granted	173

The following documents are filed with this report:

Exhibit No.	Description	Page No.

10.168	Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY	176

10.168.1	Exhibits to Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY	181

10.169	Fourth Amendment to Lease for 60 Stults Road, South Brunswick, NJ	192

10.170	Interparfums Luxury Brands Office Lease for 440 Park Avenue South, New York, NY	205

10.170.1	Rider to Interparfums Luxury Brands Office Lease	209

10.171	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2018 with Schedule of Option Holders and Options Granted	254

21	List of Subsidiaries	257

23	Consent of Mazars USA LLP	258

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	259

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	260

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	261

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	262

Exhibit No.	Description	Page No.

101	Interactive data files