Form 10-Q
period 2019-03-31
INTER PARFUMS INC
filed 2019-05-06
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York 10176
(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

At May 6, 2019, there were 31,449,065 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$156,382	$193,136
Short-term investments	71,867	67,870
Accounts receivable, net	167,281	136,420
Inventories	165,389	160,978
Receivables, other	1,461	2,112
Other current assets	7,963	8,076
Income taxes receivable	111	810
Total current assets	570,454	569,402
Equipment and leasehold improvements, net	9,443	9,839
Right-of-use assets, net	30,230	—
Trademarks, licenses and other intangible assets, net	199,775	204,325
Deferred tax assets	9,462	9,299
Other assets	5,118	6,302
Total assets	$824,482	$799,167

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$23,626	$23,155
Current portion of lease liabilities	5,216	—
Accounts payable – trade	62,934	58,328
Accrued expenses	75,328	92,468
Income taxes payable	8,028	4,396
Dividends payable	8,649	8,630
Total current liabilities	183,781	186,977

Long–term debt, less current portion	15,971	22,906
Lease liabilities, less current portion	25,728	—
Deferred tax liability	3,236	3,538

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,449,065 and 31,382,127 shares at March 31, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	72,103	69,970
Retained earnings	459,329	448,731
Accumulated other comprehensive loss	(40,097)	(33,650)
Treasury stock, at cost, 9,864,805 shares at March 31, 2019 and December 31, 2018	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	453,891	447,607
Noncontrolling interest	141,875	138,139
Total equity	595,766	585,746
Total liabilities and equity	$824,482	$799,167

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018

Net sales	$178,242	$171,767

Cost of sales	68,401	66,138

Gross margin	109,841	105,629

Selling, general and administrative expenses	76,552	75,231

Income from operations	33,289	30,398

Other expenses (income):
Interest expense	626	462
Loss on foreign currency	151	206
Interest income	(1,906)	(1,745)

	(1,129)	(1,077)

Income before income taxes	34,418	31,475

Income taxes	9,440	9,613

Net income	24,978	21,862

Less: Net income attributable to the noncontrolling interest	6,084	5,953

Net income attributable to Inter Parfums, Inc.	$18,894	$15,909

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.60	$0.51
Diluted	$0.60	$0.51

Weighted average number of shares outstanding:
Basic	31,431	31,267
Diluted	31,679	31,429

Dividends declared per share	$0.28	$0.21

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Comprehensive income:

Net income	$24,978	$21,862

Other comprehensive income:

Net derivative instrument loss, net of tax	(59)	(63)

Transfer from other comprehensive income into earnings	(136)	(38)

Translation adjustments, net of tax	(8,545)	13,243

Comprehensive income	16,238	35,004

Comprehensive income attributable to the noncontrolling interests:

Net income	6,084	5,953

Other comprehensive income:

Net derivative instrument loss, net of tax	(52)	(26)

Transfer from other comprehensive income into earnings	—	(8)

Translation adjustments, net of tax	(2,241)	3,770

Comprehensive income attributable to the noncontrolling interests	3,791	9,689

Comprehensive income attributable to Inter Parfums, Inc.	$12,447	$25,315

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	69,970	66,004
Shares issued upon exercise of stock options	2,251	1,003
Share-based compensation	350	281
Purchase of subsidiary shares from noncontrolling interest	(468)	—
Additional paid-in capital, end of period	72,103	67,288

Retained earnings, beginning of period	448,731	422,570
Net income	18,894	15,909
Dividends	(8,649)	(6,569)
Share-based compensation	353	155
Retained earnings, end of period	459,329	432,065

Accumulated other comprehensive loss, beginning of period	(33,650)	(17,832)
Foreign currency translation adjustment, net of tax	(6,304)	9,473
Transfer from other comprehensive income into earnings	(136)	(30)
Net derivative instrument loss, net of tax	(7)	(37)
Accumulated other comprehensive loss, end of period	(40,097)	(8,426)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	138,139	137,339
Net income	6,084	5,953
Foreign currency translation adjustment, net of tax	(2,241)	3,770
Transfer from other comprehensive income into earnings	—	(8)
Net derivative instrument loss, net of tax	(52)	(26)
Share-based compensation	321	127
Purchase of subsidiary shares from noncontrolling interest	(376)	—
Dividends	—	(362)
Noncontrolling interest, end of period	141,875	146,793

Total equity	$595,766	$600,276

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$24,978	$21,862
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,150	2,616
Provision for doubtful accounts	38	165
Lease expense	196	—
Noncash share-based compensation	955	513
Deferred tax benefit	(565)	(258)
Change in fair value of derivatives	(294)	215
Changes in:
Accounts receivable	(32,745)	(42,959)
Inventories	(6,698)	(1,178)
Other assets	1,098	(1,200)
Accounts payable and accrued expenses	(8,875)	(6,984)
Income taxes, net	5,156	6,552

Net cash used in operating activities	(14,606)	(20,656)

Cash flows from investing activities:
Purchases of short-term investments	(22,366)	(9,979)
Proceeds from sale of short-term investments	17,037	—
Purchases of equipment and leasehold improvements	(964)	(580)
Payment for intangible assets acquired	(53)	(1,352)

Net cash used in investing activities	(6,346)	(11,911)

Cash flows from financing activities:
Repayment of long-term debt	(5,655)	(6,140)
Proceeds from exercise of options	2,251	1,003
Dividends paid	(8,630)	(6,561)
Purchase of subsidiary shares from noncontrolling interest	(844)	—
Dividends paid to minority interest	—	(362)

Net cash used in financing activities	(12,878)	(12,060)

Effect of exchange rate changes on cash	(2,924)	5,213

Net decrease in cash and cash equivalents	(36,754)	(39,414)

Cash and cash equivalents - beginning of period	193,136	208,343

Cash and cash equivalents - end of period	$156,382	$168,929

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$301	$420
Income taxes	5,185	5,306

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2018.

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

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The standard requires entities to recognize a lease liability to cover lease payments and a lease asset representing its right to use the underlying asset for the lease term. The Company has adopted the standard on January 1, 2019 using the modified retrospective method in the year of adoption with certain transition practical expedients with no restatement of prior period amounts. Upon adoption, the Company recognized right-of-use assets of $31.8 million and lease liabilities of $32.4 million and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net income and cash flows.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

3.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials and component parts	$66,725	$67,508
Finished goods	98,664	93,470

	$165,389	$160,978

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$71,867	$—	$71,867	$—
Liabilities:
Interest rate swap	$149	$—	$149	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	349		349
Foreign currency forward exchange contracts not accounted for using hedge accounting	19	—	19	—
	$517	$—	$517	$—

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$67,870	$—	$67,870	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	179		179
	$68,049	$—	$68,049	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$45	$—	$45	$—
Interest rate swap	207	—	207	—
	$252	$—	$252	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both three month periods ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, interest expense was reduced by a gain of $0.1 million relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2019, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

At March 31, 2019, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $26.5 million, GB £2.1 million and JPY ¥90.0 million which all have maturities of less than one year.

6.	Leases:

The Company leases its offices and warehouses, vehicles, and certain office equipment, all of which are classified as operating leases. The Company currently has no financing leases and historically has not entered into such leases. The Company determines if an arrangement is a lease at inception. Operating lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized by amortizing the amount recorded as an asset on a straight-line basis over the lease term.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In determining lease asset value, the Company considers fixed or variable payment terms, prepayments, incentives, maintenance, and options to extend or terminate, depending on the lease. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company generally uses its incremental borrowing rate based on information available at the lease commencement date for the location in which the lease is held in determining the present value of lease payments.

As of March 31, 2019, the weighted average remaining lease term was 7.7 years and the weighted average discount rate used to determine the operating lease liability was 2.9%. For the three months ended March 31, 2019, expense related to operating leases was $1.8 million, operating lease payments included in operating cash flows totaled $1.6 million and noncash additions to operating lease assets totaled $31.8 million.

Maturities of lease liabilities subsequent to March 31, 2019 are as follows:

2019	$4,789
2020	5,250
2021	4,507
2022	3,978
2023	3,640
Thereafter	13,060

35,224
Less imputed interest (based on 2.9% weighted-average discount rate)	(4,280)
$30,944

The Company has additional lease liabilities of $4.2 million which have not yet commenced as of March 31, 2019, and as such, have not been recognized on the Company’s consolidated balance sheet. These leases are expected to commence during the second quarter of 2019 with a terms of five years.

7.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2019 and 2018 aggregated $0.06 million and $0.04 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	485,360	$10.72
Nonvested options granted	6,000	$14.83
Nonvested options vested or forfeited	(20,790)	$9.31
Nonvested options – end of period	470,570	$10.84

Share-based payment expense decreased income before income taxes by $0.96 million and $0.51 million for the three months ended March 31, 2019 and 2018, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.58 million and $0.32 million for the three months ended March 31, 2019 and 2018.

The following table summarizes stock option information as of March 31, 2019:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	776,171	$41.33
Options granted	6,000	66.46
Options forfeited	(13,440)	43.67
Options exercised	(66,938)	33.57

Outstanding at March 31, 2019	701,793	$42.24

Options exercisable	231,223	$31.18
Options available for future grants	751,655

As of March 31, 2019, the weighted average remaining contractual life of options outstanding is 3.85 years (2.33 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $23.6 million and $10.3 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $4.6 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2019 and March 31, 2018 were as follows:

(In thousands)	March 31, 2019	March 31, 2018

Cash proceeds from stock options exercised	$2,251	$1,003
Tax benefits	300	157
Intrinsic value of stock options exercised	2,226	897

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2019 and 2018 were $14.83 and $10.72 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2019 and 2018 are set forth in the following table:

	March 31, 2019	March 31, 2018

Weighted average expected stock-price volatility	27%	28%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.5%	2.5%
Weighted average dividend yield	2.0%	2.0%

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

In September 2016, Interparfums SA, our 73% owned French subsidiary, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in September 2019 so long as the individual is employed by Interparfums SA at the time, and in the case of officers and managers, only to the extent that the performance conditions have been met. Once distributed, the shares will be unrestricted and the employees will be permitted to trade their shares.

The fair value of the grant of €18.56 per share (approximately $22.00 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 157,324 has been determined taking into account employee turnover and has been adjusted for stock splits. The aggregate cost of the grant of approximately $3.4 million is being recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three year service period

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. In 2016 and 2018, a total of 150,000 shares had been acquired at an aggregate cost of $3.7 million. During the three months ended March 31, 2019, an additional 7,324 shares were acquired at an aggregate cost of $0.3 million. All share purchases have been classified as equity transactions on the accompanying balance sheet.

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

The fair value of the grant of €30.20 per share (approximately $34.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 135,331 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.9 million will be recognized as compensation cost by

Interparfums SA on a straight-line basis over the requisite three and a half year service period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Similar to the September 2016 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the three months ended March 31, 2019, the Company acquired 14,276 shares at an aggregate cost of $0.6 million. All share purchases have been classified as equity transactions on the accompanying balance sheet.

For the three months ended March 31, 2019, $0.5 million of compensation cost has been recognized in connection with these plans.

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

	Three months ended
(In thousands, except per share data)	March 31,
	2019	2018
Numerator:
Net income attributable to Inter Parfums, Inc.	$18,894	$15,909

Denominator:
Weighted average shares	31,431	31,267
Effect of dilutive securities:
Stock options	248	162
Denominator for diluted earnings per share	31,679	31,429

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.60	$0.51
Diluted	0.60	0.51

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 million shares of common stock for both the three months ended March 31, 2019 and 2018.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2019	2018
Net sales:
United States	$35,616	$22,859
Europe	143,767	149,514
Eliminations	(1,141)	(606)
	$178,242	$171,767

Net income attributable to Inter Parfums, Inc.:
United States	$2,887	$270
Europe	16,007	15,639
	$18,894	$15,909

	March 31, 2019	December 31, 2018
Total Assets:
United States	$152,714	$133,406
Europe	692,120	686,123
Eliminations of investment in subsidiary	(20,352)	(20,362)
	$824,482	$799,167

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2018 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 81% and 87% of net sales for the three months ended March 31, 2019 and 2018, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 100 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 19% and 13% of net sales for the three months ended March 31, 2019 and 2018, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, Lily Aldridge and Oscar de la Renta brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo and Coach brand names and own the Lanvin brand name for our class of trade. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Three Months Ended March 31,
	2019	2018

Montblanc.	26%	24%
Jimmy Choo.	17%	14%
Coach.	12%	16%
Lanvin.	9%	11%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We sell directly to retailers in France as well as through our own distribution subsidiaries in Spain and the United States.

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

We believe general economic and other uncertainties exist in select markets in which we do business, and we monitor these uncertainties and other risks that may affect our business.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We continue to carefully monitor currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s decision to exit the European Union. We have evaluated our pricing models and we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in the territory.

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

Graff License

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry. Initial product development includes a multi-scent collection planned for a late 2019 or early 2020 launch. Additionally, we are exploring opportunities for luxury travel amenities, including five star hotels.

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. In 2018, our sales efforts were focused on existing fragrances; in 2019, we plan to add several flankers to existing product and in 2020, an entirely new fragrance line is scheduled for launch.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2018 Annual Report on Form 10-K filed with the SEC.

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Net Sales	Three months ended March 31,
(in millions)	2019	% Change	2018

European based product sales	$143.7	(3.8%)	$149.5
United States based product sales	34.5	54.8%	22.3

Total net sales	$178.2	3.8%	$171.8

Net sales for the three months ended March 31, 2019 increased 3.8% to $178.2 million, as compared to $171.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 7.4%. For the 2019 first quarter, the average U.S. dollar/euro exchange rate was 1.14 as compared to 1.23 in the first quarter of 2018.

European based product sales decreased 3.8% to $143.7 million for the three months ended March 31, 2019, as compared to $149.5 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales were relatively unchanged. The launch of Montblanc Explorer was the catalyst behind the brand’s 9.9% sales gain and is expected to continue to contribute to sales growth in the second quarter. For Jimmy Choo, the 25.7% increase in comparable quarter sales reflects the recent launch of the Jimmy Choo Floral line and the continued popularity of the brand’s entire suite of fragrances, including Jimmy Choo Man Blue and Jimmy Choo Fever, which debuted last year in April and September, respectively. Coach, our third largest brand, saw a 22.3% drop in net sales, but factoring in last year’s 242.1% increase in first quarter brand sales, fueled in part by the launch of Coach Floral, the current quarter decline is understandable. Our distributors are awaiting the imminent release of Lanvin’s A Girl in Capri, which is expected to reverse the 18.9% decrease in first quarter Lanvin brand sales. While we have brand extensions and flankers unveiling for most of our European brands throughout the year, the next major launch is planned for the fall, and that is a new men’s fragrance pillar for Jimmy Choo.

United States based product sales increased 54.8% to $34.5 million for the three months ended March 31, 2019, as compared to $22.3 million for the corresponding period of the prior year. The inclusion of GUESS legacy scents was far and away the primary contributor to the 54.8% increase in first quarter net sales, as GUESS brand sales began during the second quarter of 2018. While Anna Sui fragrance sales approximated those of last year’s first quarter, Oscar de la Renta enjoyed an increase in sales due in part to the introduction of Bella Rosa, building upon last year’s launch of Bella Blanca. We have several major launches ahead of us, including Authentic by Abercrombie & Fitch and Mermaid by Anna Sui, plus brand extensions for the GUESS 1981 and Seductive collections. Finally, our new initiatives are progressing, with initial Lily Aldridge fragrances making their e-commerce debut later this year, and our ultra-deluxe Graff scents unveiling late this year or early next year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Three months ended March 31,
(in millions)	2019	2018

North America	$47.2	$43.5
Western Europe	46.8	41.6
Asia	32.8	36.2
Middle East	25.5	20.7
Central and South America	13.3	15.9
Eastern Europe	9.0	11.0
Other	3.6	2.9
	$178.2	$171.8

Sustained growth in the major markets of North America, Western Europe and Middle East was the result of increased product sales from the Montblanc, Jimmy Choo and Boucheron brands. The decrease in Asia is primarily the result of the decline in Lanvin brand sales.

Gross Profit Margin	Three months ended March 31,
(in millions)	2019	2018

Net sales	$178.2	$171.7
Cost of sales	68.4	66.1
Gross margin	$109.8	$105.6

Gross margin as a % of net sales	61.6%	61.5%

Gross profit margin was 61.6% of net sales for the three months ended March 31, 2019, as compared to 61.5% for the corresponding period of the prior year. For European operations, gross profit margin was 63.2% and 63.0% in the first quarters of 2019 and 2018, respectively. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The stronger dollar in 2019 resulted in a benefit to our gross margin during the three months ended March 31, 2019. However, our new Montblanc Explorer product line, which was designed by some of the most highly sought after designers, has a greater than typical cost of sales, which offset much of the benefit of the stronger dollar.

For U.S. operations, gross profit margin was 55.1% and 51.4% in the first quarters of 2019 and 2018, respectively. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under license.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.6 million for both the three months ended March 31, 2019 and 2018, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses	Three months ended March 31,
(in millions)	2019	2018

Selling, general and administrative expenses	$76.5	$75.2
Selling, general and administrative expenses as a % of net sales	42.9%	43.8%

Selling, general and administrative expenses increased 1.8% for the three months ended March 31, 2019, as compared to the corresponding period of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 42.9% and 43.8% for the three months ended March 31, 2019 and 2018, respectively. For European operations, with sales down 3.8%, selling, general and administrative expenses declined 4.4% in 2019, as compared to 2018 and represented 42.5% of sales in 2019, as compared to 42.8% of sales in 2018. For U.S. operations, with sales up 54.8%, selling, general and administrative expenses increased 36.5% in 2019, as compared to 2018 and represented 44.7% and 50.8% of sales in 2019 and 2018, respectively. Improved quarterly sales comparisons are expected to provide further leverage of our selling, general and administrative expenses.

Promotion and advertising included in selling, general and administrative expenses aggregated approximately $27.4 million (15.4% of net sales) for the 2019 period, as compared to $26.9 million (15.6% of net sales) for the 2018 period. We continue to invest heavily in promotional spending to support new product launches and building brand awareness. We have significant promotion and advertising programs underway for 2019, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2019 net sales, which is in line with that of the past two years.

Royalty expense included in selling, general and administrative expenses aggregated $13.0 million for the 2019 period, as compared to $11.8 million in 2018 and represented 7.3% and 6.9% of net sales in 2019 and 2018, respectively. The increase in 2019, as a percentage of sales, is directly related to new licenses and increased royalty based product sales.

As a result of the above analysis regarding sales, margins and selling, general and administrative expenses, income from operations increased 9.5% to $33.3 million for the three months ended March 31, 2019, as compared to $30.4 million for the corresponding period of the prior year. Operating margins were 18.7% of net sales in the current period as compared to 17.7% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense is primarily related to the financing of brand and licensing acquisitions and in 2019, is incurred in connection with lease liabilities. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency losses aggregated $0.2 million for both the three months ended March 31, 2019 and 2018. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Interest income aggregated $1.9 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective tax rate was 27.4% and 30.5% for the three months ended March 31, 2019 and 2018, respectively. Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is to be cut from 33% to 25% over a five-year period beginning in 2018. Our effective tax rate for European operations was 29% and 31% for the three months ended March 31, 2019 and 2018, respectively.

In December 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21% beginning in 2018. The Tax Act also established a new provision designed to tax global intangible low-taxed income (“GILTI”) as well as a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The decrease in our effective rate for the 2019 period is also related to increased profits from our United States subsidiaries for the three months ended March 31, 2019, as compared to the corresponding period of the prior year.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share (in thousands except per share data)	Three months ended March 31,
	2019	2018

Net income attributable to European operations	$22,091	$21,592
Net income attributable to United States operations	2,887	270
Net income	24,978	21,862
Less: Net income attributable to the noncontrolling interest	6,084	5,953

Net income attributable to Inter Parfums, Inc.	$18,894	$15,909

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.60	$0.51
Diluted	$0.60	$0.51

Weighted average number of shares outstanding:
Basic	31,431	31,267
Diluted	31,679	31,429

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income increased 14.3% to $25.0 million for the three months ended March 31, 2019, as compared to $21.9 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses and effective tax rates. As discussed above, a slight increase in gross margin within our European operations was supplemented by increased leverage in selling, general and administrative expenses that offset the 3.8% decline in sales. For United States operations, in summary, 2019 sales increased 54.8%, gross margin increased 65.7% and selling, general and administrative expenses increased 36.5%, all as compared to the corresponding period of the prior year.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations net income for both the three months ended March 31, 2019 and 2018. Net income attributable to Inter Parfums, Inc. increased 19% to $18.9 million, as compared to $15.9 million for the corresponding period of the prior year.

Liquidity and Capital Resources

The Company’s financial position remains strong. At March 31, 2019, working capital aggregated $387 million and we had a working capital ratio of over 3.1 to 1. Cash and cash equivalents and short-term investments aggregated $228 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 84% of the Company’s total assets are held by European operations, and approximately $176 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $14.6 million and $20.7 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, working capital items used $42.1 million in cash from operating activities, as compared to $45.8 million in the 2018 period. Although accounts receivable is up 24% from year end, the balance is reasonable based on first quarter 2019 sales levels, and reflects continued strong collection activity as day’s sales outstanding is 85 days and 87 days for the three months ended March 31, 2019 and 2018, respectively. Inventory levels are relatively unchanged from year end and reflect inventory needed to support new product launches.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in investing activities in 2019 reflect the purchases and sales of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. At March 31, 2019, approximately $88 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In 2018, in connection with a license agreement, we agreed to pay $15.0 million in equal annual installments of $1.1 million including interest imputed at 4.1%. In 2015, in connection with a brand acquisition, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million (approximately $5.7 million) plus interest. In order to reduce exposure to rising variable interest rates, we entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2019, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2019 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank, and approximately $28.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both March 31, 2019 and 2018.

Purchase of subsidiary shares from noncontrolling interest represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees pursuant to its Free Share Plans.

In October 2018, the Board of Directors authorized a 31% increase in the annual dividend to $1.10 per share. The next quarterly cash dividend of $0.275 per share is payable on July 15, 2019 to shareholders of record on June 28, 2019.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2019.

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

At March 31, 2019, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $26.5 million, GB £2.1 million and JPY ¥90.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	27

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	28

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	29

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	30

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2019.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer