Form 10-Q
period 2019-06-30
INTER PARFUMS INC
filed 2019-08-05
CIK 822663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019 .

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No.
0-16469

INTER PARFUMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York 10176
(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value per share	IPAR	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
☒
No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

At August 5, 2019, there were 31,450,635 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

i

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$146,790	$193,136
Short-term investments	66,941	67,870
Accounts receivable, net	147,833	136,420
Inventories	180,064	160,978
Receivables, other	2,162	2,112
Other current assets	9,960	8,076
Income taxes receivable	758	810
Total current assets	554,508	569,402
Equipment and leasehold improvements, net	10,776	9,839
Right-of-use assets, net	32,430	—
Trademarks, licenses and other intangible assets, net	201,425	204,325
Deferred tax assets	10,022	9,299
Other assets	6,031	6,302
Total assets	$815,192	$799,167
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$24,906	$23,155
Current portion of lease liabilities	6,274	—
Accounts payable – trade	49,047	58,328
Accrued expenses	83,741	92,468
Income taxes payable	5,987	4,396
Dividends payable	8,649	8,630
Total current liabilities	178,604	186,977
Long–term debt, less current portion	10,477	22,906
Lease liabilities, less current portion	27,604	—
Deferred tax liability	3,735	3,538
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,450,205 and 31,382,127 shares at June 30, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	68,342	69,970
Retained earnings	463,862	448,731
Accumulated other comprehensive loss	(35,771)	(33,650)
Treasury stock, at cost, 9,864,805 shares at June 30, 2019 and December 31, 2018	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	458,989	447,607
Noncontrolling interest	135,783	138,139
Total equity	594,772	585,746
Total liabilities and equity	$815,192	$799,167

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$166,242	$149,367	$344,484	$321,133

Cost of sales	59,268	53,713	127,669	119,851

Gross margin	106,974	95,654	216,815	201,282

Selling, general and administrative expenses	84,514	76,885	161,067	152,117

Income from operations	22,460	18,769	55,748	49,165

Other expenses (income):
Interest expense	203	568	830	1,030
(Gain) loss on foreign currency	546	(1,500)	697	(1,295)
Interest income	(419)	(729)	(2,325)	(2,474)

	330	(1,661)	(798)	(2,739)

Income before income taxes	22,130	20,430	56,546	51,904

Income taxes	6,530	6,171	15,969	15,783

Net income	15,600	14,259	40,577	36,121

Less: Net income attributable to the noncontrolling interest	3,282	3,360	9,366	9,313

Net income attributable to Inter Parfums, Inc.	$12,318	$10,899	$31,211	$26,808

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.39	$0.35	$0.99	$0.86
Diluted	$0.39	$0.35	$0.99	$0.85

Weighted average number of shares outstanding:
Basic	31,449	31,299	31,440	31,283
Diluted	31,687	31,490	31,683	31,459

Dividends declared per share	$0.28	$0.21	$0.55	$0.42

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income (loss):

Net income	$15,600	$14,259	$40,577	$36,121

Other comprehensive income (loss):
Net derivative instrument gain, net of tax	342	20	283	(43)

Transfer from OCI into earnings	—	59	(136)	21

Translation adjustments, net of tax	5,550	(27,566)	(2,994)	(14,323)

Comprehensive income (loss)	21,492	(13,228)	37,730	21,776

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	3,282	3,360	9,366	9,313

Other comprehensive income (loss):
Net derivative instrument gain, net of tax	91	20	39	(6)

Transfer from OCI into earnings	—	8	—	—

Translation adjustments, net of tax	1,476	(7,795)	(765)	(4,025)

Comprehensive income (loss) attributable to the noncontrolling interests	4,849	(4,407)	8,640	5,282

Comprehensive income (loss) attributable to Inter Parfums, Inc.	$16,643	$(8,821)	$29,090	$16,494

See notes to consolidated financial statements.
.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	69,970	66,004
Shares issued upon exercise of stock options	2,281	1,938
Share based compensation	701	564
Purchase of subsidiary shares from noncontrolling interest	(4,610)	(572)
Additional paid-in capital, end of period	68,342	67,934

Retained earnings, beginning of period	448,731	422,570
Net income	31,211	26,808
Dividends	(17,298)	(13,146)
Share based compensation	1,218	373
Retained earnings, end of period	463,862	436,605

Accumulated other comprehensive loss, beginning of period	(33,650)	(17,832)
Foreign currency translation adjustment, net of tax	(2,229)	(10,298)
Transfer from other comprehensive income into earnings	(136)	21
Net derivative instrument gain (loss), net of tax	244	(37)
Accumulated other comprehensive loss, end of period	(35,771)	(28,146)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	138,139	137,339
Net income	9,366	9,313
Foreign currency translation adjustment, net of tax	(765)	(4,025)
Net derivative instrument gain (loss), net of tax	39	(6)
Share based compensation	135	183
Purchase of subsidiary shares from noncontrolling interest	(1,477)	(236)
Dividends	(9,654)	(8,706)
Noncontrolling interest, end of period	135,783	133,862

Total equity	$594,772	$572,811

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$40,577	$36,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,114	5,510
Provision for doubtful accounts	332	215
Lease expense	881	—
Share based compensation	1,905	1,082
Deferred tax (benefit)	(553)	(1,504)
Change in fair value of derivatives	(701)	(134)
Changes in:
Accounts receivable	(10,919)	(23,928)
Inventories	(19,689)	(36,044)
Other assets	(974)	(1,082)
Accounts payable and accrued expenses	(16,637)	6,310
Income taxes, net	2,272	7,401

Net cash provided by (used in) operating activities	608	(6,053)

Cash flows from investing activities:
Purchases of short-term investments	(27,743)	(10,000)
Proceeds from sale of short-term investments	28,253	—
Purchases of equipment and leasehold improvements	(2,932)	(2,079)
Payment for intangible assets acquired	(660)	(8,041)

Net cash used in investing activities	(3,082)	(20,120)

Cash flows from financing activities:
Repayments of long-term debt	(11,256)	(12,120)
Proceeds from exercise of stock options	2,281	1,938
Purchase of subsidiary shares from noncontrolling interest	(6,087)	(808)
Dividends paid	(17,279)	(13,130)
Dividends paid to noncontrolling interest	(9,654)	(8,706)

Net cash (used in) financing activities	(41,995)	(32,826)

Effect of exchange rate changes on cash	(1,877)	(4,026)

Net decrease in cash and cash equivalents	(46,346)	(63,025)

Cash and cash equivalents - beginning of period	193,136	208,343

Cash and cash equivalents - end of period	$146,790	$145,318

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,156	$853
Income taxes	12,615	12,451

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

3.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2019	December 31, 2018

Raw materials and component parts	$75,616	$67,508
Finished goods	104,448	93,470

	$180,064	$160,978

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$66,941	$—	$66,941	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	468	—	468	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	279	—	279	—
	$67,688	$—	$67,688	$—
Liabilities:
Interest rate swap	$114	$—	$114	$—

		Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$67,870	$—	$67,870	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	179	—	179	—
	$68,049	$—	$68,049	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$45	$—	$45	$—
Interest rate swap	207	—	207	—
	$252	$—	$252	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current period earnings.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both six month periods ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, interest expense was reduced by a gain of $0.1 million and $0.2 million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2019, resulted in an asset and is included in other current assets on the accompanying balance sheet.

At June 30, 2019, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $58.7 million, GB £1.7 million and JPY ¥60.0 million which all have maturities of less than one year.

6.	Leases:

The Company leases its offices and warehouses, vehicles, and certain office equipment, substantially all of which are classified as operating leases. The Company currently has no material financing leases. The Company determines if an arrangement is a lease at inception. Operating lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In determining lease asset value, the Company considers fixed or variable payment terms, prepayments, incentives, and options to extend or terminate, depending on the lease. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company generally uses its incremental borrowing rate based on information available at the lease commencement date for the location in which the lease is held in determining the present value of lease payments.

As of June 30, 2019, the weighted average remaining lease term was 6.9 years and the weighted average discount rate used to determine the operating lease liability was 2.7%. For the three and six months ended June 30, 2019, expense related to operating leases was $1.1 million and $2.9 million, respectively. Operating lease payments included in operating cash flows totaled $3.2 million and noncash additions to operating lease assets totaled $35.0 million.

Maturities of lease liabilities subsequent to June 30, 2019 are as follows:

2019	$3,400
2020	6,099
2021	5,350
2022	4,667
2023	4,122
Thereafter	13,747

37,385

Less imputed interest (based on 2.7 % weighted-average discount rate)	(3,507)
$33,878

7.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the six months ended June 30, 2019 and 2018 aggregated $0.07 million and $0.04 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	485,360	$10.72
Nonvested options granted	6,000	$14.83
Nonvested options vested or forfeited	(21,830)	$9.43
Nonvested options – end of period	469,530	$10.83

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share based payment expense decreased income before income taxes by $0.95 million and $1.90 million for the three and six months ended June 30, 2019, respectively, as compared to $0.57 million and $1.08 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.56 million and $1.14 million for the three and six months ended June 30, 2019, respectively, as compared to $0.36 million and $0.68 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2019:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	776,171	$41.33
Options granted	6,000	66.46
Options forfeited	(14,040)	44.13
Options exercised	(68,078)	33.53

Outstanding at June 30, 2019	700,053	$42.25

Options exercisable	230,523	$31.21
Options available for future grants	752,255

As of June 30, 2019, the weighted average remaining contractual life of options outstanding is 3.61 years (2.08 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $17.0 million and $8.1 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $4.2 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2019 and June 30, 2018 were as follows:

(In thousands)	June 30, 2019	June 30, 2018

Cash proceeds from stock options exercised	$2,281	$1,938
Tax benefits	300	157
Intrinsic value of stock options exercised	2,267	1,775

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2019 and 2018 were $14.83 and $10.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2019 and 2018 are set forth in the following table:

	June 30, 2019	June 30, 2018

Weighted average expected stock-price volatility	27%	28%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.5%	2.5%
Weighted average dividend yield	2.0%	2.0%

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

The fair value of the grant of €16.87 per share (approximately $19.20 per share) has been determined based on the quoted share price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 173,056 has been determined taking into account employee turnover and has been adjusted for stock splits. The aggregate cost of the grant of approximately $3.4 million is being recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three-year service period.

To avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. In 2016 and 2018 , a total of 165,000 shares had been acquired at an aggregate cost of $3.7 million. During the six months ended June 30, 2019, an additional 8,056 shares were acquired at an aggregate cost of $0.3 million.

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

The fair value of the grant of €27.45 per share (approximately $30.90 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 148,864 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.9 million will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite three and a half year service period.

Similar to the September 2016 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the six months ended June 30, 2019, the Company acquired 131,613 shares at an aggregate cost of $5.8 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
(In thousands)	June 30 ,		June 30 ,
	2019	2018	2019	2018
Numerator:
Net income attributable to Inter Parfums, Inc.	$12,318	$10,899	$31,211	$26,808
Denominator:
Weighted average shares	31,449	31,299	31,440	31,283
Effect of dilutive securities:
Stock options	238	191	243	176

Denominator for diluted earnings per share	31,687	31,490	31,683	31,459

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.39	$0.35	$0.99	$0.86
Diluted	0.39	0.35	0.99	0.85

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase   0.18 million shares of common stock for both the three and six months ended June 30, 2019 and 2018 .

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales:
United States	$40,730	$34,793	$76,346	$57,652
Europe	125,659	115,638	269,426	265,152
Eliminations	(147)	(1,064)	(1,288)	(1,671)

	$166,242	$149,367	$344,484	$321,133

Net income attributable to Inter Parfums, Inc.:
United States	$3,786	$2,208	$6,673	$2,478
Europe	8,532	8,691	24,538	24,330

	$12,318	$10,899	$31,211	$26,808

	June 30 ,	December 31,
	2019	2018
Total Assets:
United States	$169,812	$133,406
Europe	664,163	686,123
Eliminations of investment in subsidiary	(18,783)	(20,362)

	$815,192	$799,167

10.	New License Agreement:

In June 2019, the Company entered into an exclusive, 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution of fragrances under the Kate Spade brand. This license takes effect on January 1, 2020, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 78% and 83% of net sales for the six months ended June 30, 2019 and 2018, respectively. We have built a portfolio of prestige brands, which include
Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas
and
Van Cleef & Arpels
, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 22% and 17% of net sales for the six months ended June 30, 2019 and 2018. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the
Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, Lily Aldridge
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

	Six Months Ended June 30,
	2019	2018

Montblanc.	24%	22%
Jimmy Choo.	15%	16%
Coach.	14%	14%
Lanvin.	9%	11%

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

Recent Important Events

Kate Spade

In June 2019, the Company entered into an exclusive, 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution of fragrances under the Kate Spade brand. This license takes effect on January 1, 2020, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Lily Aldridge License

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company, announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base. Our two initial fragrances for the brand are planned for the third and fourth quarters of 2019 with two additional scents in the first half of 2020.

Graff License

In April 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. Our rights under such license agreement are subject to certain advertising expenditures and royalty payments as are customary in our industry. Initial product development includes a multi-scent collection planned for an early 2020 launch. Additionally, we are exploring opportunities for luxury travel amenities, including five star hotels.

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. In 2018, our sales efforts were focused on existing fragrances; in 2019, we plan to add several flankers to existing product lines and in 2020, an entirely new fragrance line is scheduled for launch.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2018 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Six Months Ended June 30, 2019 as Compared to the Three and Six Months Ended June 30, 2018

Net Sales

(In millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in millions)
European based brand product sales	$125.6	$115.6	8.7%	$269.3	$265.1	1.6%
United States based product sales	40.6	33.8	20.4%	75.2	56.0	34.1%
Total net sales	$166.2	$149.4	11.3%	$344.5	$321.1	7.3%

Net sales for the three months ended June 30, 2019 increased 11.3% to $166.2 million, as compared to $149.4 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 13.7%. For the three months ended June 30, 2019 and 2018, the average dollar/euro exchange rate was 1.12 and 1.19, respectively. Net sales for the six months ended June 30, 2019 increased 7.3% to $344.5 million, as compared to $321.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 10.4% for the period. For the six months ended June 30, 2019 and 2018, the average U.S. dollar/euro exchange rate was 1.13 and 1.21, respectively.

European based product sales increased 8.7% and 1.6% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods of the prior year. Montblanc, our largest brand, continued to perform exceptionally well, with comparable period sales growth of 28.3% and 17.2% for the three and six months ended June 30, 2019, as compared to the corresponding periods of the prior year. These results are attributable to the brand’s newest scent,
Montblanc Explorer
, as well as to the brand’s portfolio of established fragrances. With regard to our second largest brand, Jimmy Choo, fragrance sales declined nearly 20%, but due to the 25.7% sales increase in the first quarter, were up slightly through the first half of 2019. The popularity of our entire Coach fragrance portfolio, along with the better than expected performance of the new flanker,
Coach Floral Blush
, spurred the 43.8% increase in second quarter sales by our third largest brand, which more than offset the 22.3% drop in the first quarter. As expected, the recent launch of
A Girl in Capri
, boosted Lanvin brand sales countering much of the decline in the first quarter. In addition, two of our smaller brands showed remarkable resiliency; Van Cleef & Arpels and Karl Lagerfeld achieved significant second quarter sales growth relating to each brand’s expanding multi-scent collections.

United States based product sales increased 20.4% and 34.1% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods of the prior year. Most of the credit for the more than 20% increase in second quarter sales goes to the exceptional strength of GUESS brand scents. We expect that the recent domestic debut of
1981 Los Angeles
and upcoming launch of
Seductive Noir
will further enhance the brand’s fragrance franchise. The Abercrombie & Fitch brand also contributed to the increase in sales, helped by the exclusive
Authentic
duo launch in UK Duty Free stores in April followed by the global rollout in May. In addition, Hollister fragrances generated gains enhanced by the launch of the
Wave
limited edition duo, plus our first Festival brand extension,
Festival Nite
.. In last year’s second quarter, the Anna Sui, Dunhill, and Oscar de la Renta brands produced significant comparable quarter sales, making this year’s quarterly comparisons especially challenging. While Anna Sui and Oscar de la Renta are not far behind last year’s second quarter, Dunhill is expected to regain some of its lost momentum with the global launch of
Century Blue
later this year.

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2019	2018

North America	$96.9	$85.7
Western Europe	87.5	81.0
Asia	61.9	63.4
Middle East	44.6	34.6
Central and South America	26.1	29.9
Eastern Europe	21.5	20.7
Other	6.0	5.8
	$344.5	$321.1

Sustained growth in the major markets of North America, Western Europe and Middle East was the result of increased product sales from the Montblanc, Jimmy Choo and Coach brands. The 2% decrease in Asia is primarily the result of the small decline in Lanvin and Anna Sui brand sales.

Gross profit margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018

Net sales	$166.2	$149.4	$344.5	$321.1
Cost of sales	59.2	53.7	127.7	119.8

Gross margin	$107.0	$95.7	$216.8	$201.3
Gross margin as a percent of net sales	64%	64%	63%	63%

Gross profit margin was 64% and 63% for the three and six months ended June 30, 2019, respectively, as well as for the three and six months ended June 30, 2018, respectively. For European operations, gross profit margin was 68% and 66% for the three and six months ended June 30, 2019, respectively, as compared to 68% and 65% for the corresponding periods of the prior year.

We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The stronger dollar in 2019 resulted in a benefit to our gross margin during the three and six months ended June 30, 2019. However, our new Montblanc
Explorer
product line, which was designed by some of the most highly sought after designers, has a greater than typical cost of sales, which offset much of the benefit of the stronger dollar.

For U.S. operations, gross profit margin was 52% and 53% for the three and six months ended June 30, 2019, respectively, as compared to 50% and 51% for the corresponding periods of the prior year. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under licenses.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.9 million and $3.5 million for the three and six month periods ended June 30, 2019, respectively, as compared to $2.0 million and $3.6 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018

Selling, general and administrative expenses	$84.5	$76.9	$161.1	$152.1
Selling, general and administrative expenses as a percent of net sales	51%	51%	47%	47%

Selling, general and administrative expenses increased 10% and 6% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods of the prior year. Selling, general and administrative expenses were 51% and 47% of net sales for the three and six months ended June 30, 2019, respectively, as well as for the three and six months ended June 30, 2018, respectively. For European operations sales increased 9% and 2% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations increased 8% and 2% for the same periods, respectively. In addition, selling, general and administrative expenses of our European operations represented 54% and 48% of net sales for the three and six months ended June 30, 2019, respectively, as well as for the three and six months ended June 30, 2018, respectively.

For U.S. operations sales increased 20% and 34% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations increased 17% and 26% for the three and six months ended June 30, 2019, as compared to the corresponding periods of the prior year and represented 40% and 42% of net sales for the three and six months ended June 30, 2019, respectively, as compared to 41% and 45% for the corresponding periods of the prior year.

Promotion and advertising included in selling, general and administrative expenses aggregated $36.4 million and $63.8 million for the three and six months ended June 30, 2019, respectively, as compared to $32.5 million and $59.3 million for the corresponding periods of the prior year. Promotion and advertising represented 21.9% and 18.5% of net sales for the three and six months ended June 30, 2019, respectively, as compared to 21.7% and 18.5% for the corresponding periods of the prior year. We continue to invest heavily in promotional spending to support new product launches and building brand awareness. We have significant promotion and advertising programs underway for 2019, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2019 net sales, which is in line with that of the past two years.

Royalty expense included in selling, general and administrative expenses aggregated $12.1 million and $25.1 million for the three and six months ended June 30, 2019, respectively, as compared to $10.7 million and $22.5 million for the corresponding periods of the prior year. Royalty expense represented 7.3% of net sales for both the three and six months ended June 30, 2019, as compared to 7.2% and 7.0% of net sales for the corresponding periods of the prior year. The increase is directly related to new licenses and increased royalty based product sales.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 20% to $22.5 million for the three months ended June 30, 2019, as compared to $18.8 million for the corresponding period of the prior year. Income from operations increased 13% to $55.7 million for the six months ended June 30, 2019, as compared to $49.2 million for the corresponding period of the prior year. Operating margins were 13.5% and 16.2% of net sales for the three and six months ended June 30, 2019, respectively, as compared to 12.6% and 15.3% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.2 million and $0.8 million for the three and six months ended June 30, 2019, respectively, as compared to $0.6 million and $1.0 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of brand acquisitions. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency loss aggregated $0.5 million and $0.7 million for the three and six months ended June 30, 2019, respectively, as compared to gains of $1.5 million and $1.3 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.4 million and $2.3 million for the three and six months ended June 30, 2019, respectively, as compared to $0.7 million and $2.5 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective tax rate was 29.5% and 28.2% for the three and six months ended June 30, 2019, respectively, as compared to 30.2% and 30.4% for the corresponding periods of the prior year. Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate was to be cut from 33% to 25% over a five-year period beginning in 2018. In 2019, such plan was postponed and as such our effective tax rate for European operations was 31.8% and 30.0% for the three and six months ended June 30, 2019, respectively, as compared to 31.0% for both three and six months ended June 30, 2018.

In December 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21% beginning in 2018. The Tax Act also established a new provision designed to tax global intangible low-taxed income (“GILTI”) as well as a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The decrease in our effective rate for the 2019 period is also related to increased profits from our United States subsidiaries for the three and six months ended June 30, 2019, as compared to the corresponding periods of the prior year.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income European operations	$11,814	$12,051	$33,904	$33,643
Net income U.S. operations	3,786	2,208	6,673	2,478

Net income	15,600	14,259	40,577	36,121
Less: Net income attributable to the noncontrolling interest	3,282	3,360	9,366	9,313

Net income attributable to Inter Parfums, Inc.	$12,318	$10,899	$31,211	$26,808

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.39	$0.35	$0.99	$0.86
Diluted	$0.39	$0.35	$0.99	$0.85

Weighted average number of shares outstanding:
Basic	31,449	31,299	31,440	31,283
Diluted	31,687	31,490	31,683	31,459

Net income was $15.6 million for the three months ended June 30, 2019, as compared to $14.3 million for the corresponding period of the prior year. Net income was $40.6 million for the six months ended June 30, 2019, as compared to $36.1 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross profit margins and selling, general and administrative expenses. As discussed above, changes in gross profit margins and selling, general and administrative expenses for our European operations were in line with the change in net sales for European operations. For United States operations, in summary, for the six months ended June 30, 2019, sales increased 34.1%, gross profit margin increased 40.7% and selling, general and administrative expenses increased 25.9%, all as compared to the corresponding period of the prior year.

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Spain. Net income attributable to the noncontrolling interest aggregated 27% of European operations’ net income for both three and six months ended June 30, 2019, respectively, as compared to 28% for the corresponding periods of the prior year.

Liquidity and Capital Resources

The Company’s financial position remains strong. At June 30, 2019, working capital aggregated $376 million and we had a working capital ratio of over 3.1 to 1. Cash and cash equivalents and short-term investments aggregated $214 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 80% of the Company’s total assets are held by European operations and approximately $178 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth are regularly examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $0.6 million for the six months ended June 30, 2019, as compared to a use of cash of $6.1 million for the corresponding period of the prior year. For the six months ended June 30, 2019, working capital items used $45.9 million in cash from operating activities, as compared to $47.3 million in the 2018 period. Although accounts receivable is up 8% from year end, the balance is reasonable based on second quarter 2019 sales levels and reflects continued strong collection activity as day’s sales outstanding is 80 days, as compared to 84 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 12% from year end and reflect levels needed to support second half sales expectations and our new product launches.

Cash flows used in investing activities in 2019 reflect the purchases and sales of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $77 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

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

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2019, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2019 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.4 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both June 30, 2019 and June 30, 2018.

Purchase of subsidiary shares from noncontrolling interest represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees pursuant to its Free Share Plans.

In October 2018, the Board of Directors authorized a 31% increase in the annual dividend to $1.10 per share. The next quarterly cash dividend of $0.275 per share is payable on October 15, 2019 to shareholders of record on September 30, 2019. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $9.7 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively. The annual cash dividends are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2019.

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

At June 30, 2019, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $58.7 million, GB £1.7 million and JPY ¥60 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	30

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	31

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	32

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	33

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2019.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer