Form 10-Q
period 2019-09-30
INTER PARFUMS INC
filed 2019-11-05
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE )

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act).

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

At November 5, 2019, there were 31,464,568 shares of common stock, par value $.001 per share, outstanding.

i

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in our annual report filed on Form 10-K.

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$138,457	$193,136
Short-term investments	53,244	67,870
Accounts receivable, net	173,839	136,420
Inventories	167,114	160,978
Receivables, other	1,669	2,112
Other current assets	8,544	8,076
Income taxes receivable	481	810
Total current assets	543,348	569,402
Equipment and leasehold improvements, net	11,235	9,839
Right-of-use assets, net	29,509	--
Trademarks, licenses and other intangible assets, net	197,323	204,325
Deferred tax assets	12,838	9,299
Other assets	6,175	6,302
Total assets	$800,428	$799,167

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,449	$23,155
Current portion of lease liabilities	5,877	--
Accounts payable – trade	44,477	58,328
Accrued expenses	81,179	92,468
Income taxes payable	10,272	4,396
Dividends payable	8,652	8,630
Total current liabilities	167,906	186,977
Long–term debt, less current portion	10,606	22,906
Lease liabilities, less current portion	25,221	--
Deferred tax liability	3,275	3,538
Equity:
Inter Parfums, Inc. shareholders' equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,464,568 and 31,382,127 shares at September 30, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	68,636	69,970
Retained earnings	476,477	448,731
Accumulated other comprehensive loss	(50,408)	(33,650)
Treasury stock, at cost, 9,864,805 shares at September 30, 2019 and December 31, 2018	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders' equity	457,261	447,607
Noncontrolling interest	136,159	138,139
Total equity	593,420	585,746
Total liabilities and equity	$800,428	$799,167

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$191,227	$177,213	$535,712	$498,347

Cost of sales	76,790	68,066	204,459	187,917

Gross margin	114,437	109,147	331,253	310,430

Selling, general and administrative expenses	77,793	74,169	238,860	226,286

Income from operations	36,644	34,978	92,393	84,144

Other expenses (income):
Interest expense	384	523	1,214	1,553
(Gain) loss on foreign currency	121	1,109	818	(185)
Interest income	(562)	(847)	(2,886)	(3,321)

Other expenses (income)	(57)	785	(854)	(1,953)

Income before income taxes	36,701	34,193	93,247	86,097

Income taxes	10,043	9,767	26,012	25,550

Net income	26,658	24,426	67,235	60,547

Less: Net income attributable to the noncontrolling interest	5,810	5,488	15,176	14,801

Net income attributable to Inter Parfums, Inc.	$20,848	$18,938	$52,059	$45,746

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.66	$0.60	$1.66	$1.46
Diluted	$0.66	$0.60	$1.64	$1.45

Weighted average number of shares outstanding:
Basic	31,452	31,326	31,444	31,297
Diluted	31,676	31,587	31,681	31,502

Dividends declared per share	$0.28	$0.21	$0.83	$0.63

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income:

Net income	$26,658	$24,426	$67,235	$60,547

Other comprehensive income:

Net derivative instrument (loss), net of tax	(406)	(6)	(123)	(49)

Transfer from OCI into earnings	--	(17)	(136)	4

Translation adjustments, net of tax	(20,277)	(2,964)	(23,271)	(17,287)

Comprehensive income	5,975	21,439	43,705	43,215

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	5,810	5,488	15,176	14,801

Other comprehensive income (loss):

Net derivative instrument (loss), net of tax	(109)	(6)	(70)	(12)

Translation adjustments, net of tax	(5,938)	(704)	(6,702)	(4,729)

Comprehensive income (loss) attributable to the noncontrolling interests	(237)	4,778	8,404	10,060

Comprehensive income attributable to Inter Parfums, Inc.	$6,212	$16,661	$35,301	$33,155

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	69,970	66,004
Shares issued upon exercise of stock options	2,781	2,384
Share based compensation	1,052	849
Purchase of subsidiary shares from noncontrolling interest	(5,167)	(572)
Additional paid-in capital, end of period	68,636	68,665

Retained earnings, beginning of period	448,731	422,570
Net income	52,059	45,746
Dividends	(25,950)	(19,726)
Share based compensation	1,637	495
Retained earnings, end of period	476,477	449,085

Accumulated other comprehensive loss, beginning of period	(33,650)	(17,832)
Foreign currency translation adjustment, net of tax	(16,569)	(12,558)
Transfer from other comprehensive income into earnings	(136)	4
Net derivative instrument (loss), net of tax	(53)	(37)
Accumulated other comprehensive loss, end of period	(50,408)	(30,423)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	138,139	137,339
Net income	15,176	14,801
Foreign currency translation adjustment, net of tax	(6,702)	(4,729)
Net derivative instrument (loss), net of tax	(70)	(12)
Share based compensation	190	262
Purchase of subsidiary shares from noncontrolling interest	(920)	(236)
Dividends	(9,654)	(8,706)
Noncontrolling interest, end of period	136,159	138,719

Total equity	$593,420	$588,602

 See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$67,235	$60,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,329	8,274
Provision for doubtful accounts	748	483
Lease expense	1,046	--
Share based compensation	2,735	1,567
Deferred tax (benefit)	(4,183)	(1,785)
Change in fair value of derivatives	(1,377)	(16)
Changes in:
Accounts receivable	(43,657)	(51,894)
Inventories	(12,222)	(28,513)
Other assets	(1,447)	53
Accounts payable and accrued expenses	(15,973)	(5,154)
Income taxes, net	7,469	12,684

Net cash provided by (used in) operating activities	6,703	(3,754)

Cash flows from investing activities:
Purchases of short-term investments	(27,694)	(10,018)
Proceeds from sale of short-term investments	39,355	--
Purchases of equipment and leasehold improvements	(4,727)	(2,873)
Payment for intangible assets acquired	(5,519)	(8,259)

Net cash provided by (used in) investing activities	1,415	(21,150)

Cash flows from financing activities:
Repayments of long-term debt	(16,795)	(17,881)
Proceeds from exercise of stock options	2,781	2,384
Purchase of subsidiary shares from noncontrolling interest	(6,087)	(808)
Dividends paid	(25,928)	(19,707)
Dividends paid to noncontrolling interest	(9,654)	(8,706)

Net cash (used in) financing activities	(55,683)	(44,718)

Effect of exchange rate changes on cash	(7,114)	(5,168)

Net decrease in cash and cash equivalents	(54,679)	(74,790)

Cash and cash equivalents - beginning of period	193,136	208,343

Cash and cash equivalents - end of period	$138,457	$133,553

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,391	$1,220
Income taxes	20,888	18,792

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2018.
2.	Recent Accounting Pronouncements:

In August 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to improve accounting for hedging activities. The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We have evaluated the standard and determined that there has been no material impact on our consolidated financial statements.

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
3.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2019	December 31, 2018

Raw materials and component parts	$67,836	$67,508
Finished goods	99,278	93,470

Inventories	$167,114	$160,978

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$53,244	$—	$53,244	$—
Liabilities:
Interest rate swap	$65	$—	$65	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	147	—	147
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,183	—	1,183	—
Total Liabilities	$1,395	$—	$1,395	$—

		Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$67,870	$—	$67,870	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	179	—	179	—
Total Assets	$68,049	$—	$68,049	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$45	$—	$45	$—
Interest rate swap	207	—	207	—
Total Liabilities	$252	$—	$252	$—

The carrying amount of cash and cash equivalents including money market funds, accounts receivable, other receivables, and accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company's indebtedness approximate current market rates. The fair value of the Company's long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both nine month periods ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, interest expense was reduced by a gain of $0.1 million and $0.3 million, respectively, relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at September 30, 2019, resulted in a liability and is included in accrued expenses assets on the accompanying balance sheet.

At September 30, 2019, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $39.5 million, GB £7.3 million and JPY ¥140.0 million which all have maturities of less than one year.
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

As of September 30, 2019, the weighted average remaining lease term was 6.6 years and the weighted average discount rate used to determine the operating lease liability was 2.9%. For the three and nine months ended September 30, 2019, expense related to operating leases was $1.7 million and $4.9 million, respectively. Operating lease payments included in operating cash flows totaled $4.5 million and noncash additions to operating lease assets totaled $33.9 million.

Maturities of lease liabilities subsequent to September 30, 2019 are as follows:

(In thousands)

2019	$1,656
2020	5,747
2021	5,055
2022	4,530
2023	3,903
Thereafter	13,463
34,354
Less imputed interest (based on 2.7%weighted-average discount rate)	(3,256)
$31,098

7.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the nine months ended September 30, 2019 and 2018 aggregated $0.07 million and $0.05 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	485,360	$10.72
Nonvested options granted	6,000	$14.83
Nonvested options vested or forfeited	(29,740)	$9.68
Nonvested options – end of period	461,620	$10.84

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share based payment expense decreased income before income taxes by $0.8 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.5 million and $1.6 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.3 million and $1.0 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2019:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2019	776,171	$41.33
Options granted	6,000	66.46
Options forfeited	(21,450)	44.79
Options exercised	(82,441)	33.74

Outstanding at September 30, 2019	678,280	$42.37

Options exercisable	216,660	$30.99
Options available for future grants	752,255

As of September 30, 2019, the weighted average remaining contractual life of options outstanding is 3.41 years (1.93 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $18.7 million and $8.4 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $3.9 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2019 and 2018 were as follows:

(In thousands)	September 30, 2019	September 30, 2018

Cash proceeds from stock options exercised	$2,781	$2,384
Tax benefits	400	417
Intrinsic value of stock options exercised	2,752	2,307

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2019 and 2018 were $14.83 and $10.73 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2019 and 2018 are set forth in the following table:

	September 30, 2019	September 30, 2018

Weighted average expected stock-price volatility	27%	28%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	2.5%	2.5%
Weighted average dividend yield	2.0%	2.0%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Expected volatility is estimated based on historic volatility of the Company's common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price increases.

In September 2016, Interparfums SA, our 73% owned French subsidiary, approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The corporate performance conditions were met and therefore in September 2019, 172,851 shares, adjusted for stock splits, were distributed. The aggregate cost of the grant of approximately $3.9 million was recognized as compensation cost on a straight-line basis over the requisite three-year service period.

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

The fair value of the grant has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 142,379 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.4 million will be recognized as compensation cost on a straight-line basis over the requisite three and a half year service period.

Similar to the September 2016 plan, in order to avoid dilution of the Company's ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the nine months ended September 30, 2019, the Company acquired 131,613 shares at an aggregate cost of $5.8 million.

All share purchases and issuances have been classified as equity transactions on the accompanying balance sheet.
8.	Net Income Attributable to Inter Parfums, Inc. Common Shareholders:

Net income attributable to Inter Parfums, Inc. per common share ("basic EPS") is computed by dividing net income attributable to Inter Parfums, Inc. by the weighted average number of shares outstanding. Net income attributable to Inter Parfums, Inc. per share assuming dilution ("diluted EPS"), is computed using the weighted average number of shares outstanding, plus the incremental shares outstanding assuming the exercise of dilutive stock options using the treasury stock method.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Numerator:
Net income attributable to Inter Parfums, Inc.	$20,848	$18,938	$52,059	$45,746
Denominator:
Weighted average shares	31,452	31,326	31,444	31,297
Effect of dilutive securities:
Stock options	224	261	237	205
Denominator for diluted earnings per share	31,676	31,587	31,681	31,502

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.66	$0.60	$1.66	$1.46
Diluted	0.66	0.60	1.64	1.45

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 million shares of common stock for both the three and nine months ended September 30, 2019, as compared to .12 million shares of common stock for the nine months ended September 30, 2018. For the three months ended September 30, 2018 there were no antidilutive potential common shares.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net sales:
United States	$48,331	$40,189	$124,677	$97,841
Europe	143,637	137,800	413,063	402,952
Eliminations	(741)	(776)	(2,028)	(2,446)

	$191,227	$177,213	$535,712	$498,347

Net income attributable to Inter Parfums, Inc.:
United States	$5,802	$4,686	$12,475	$7,164
Europe	15,046	14,252	39,594	38,582

	$20,848	$18,938	$52,059	$45,746

	September 30,	December 31,
	2019	2018
Total Assets:
United States	$165,861	$133,406
Europe	649,664	686,123
Eliminations of investment in subsidiary	(15,097)	(20,362)

	$800,428	$799,167
10.	Recent Agreements:

Oscar de la Renta:

In September 2019, the Company and Oscar de la Renta entered into an amended license agreement extending their partnership through December 31, 2031, and added an additional five-year extension option through December 31, 2036. The original license agreement, signed in October 2013, would have expired on December 31, 2025.

Kate Spade New York:

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

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings "Forward Looking Statements" and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2018 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 77% and 81% of net sales for the nine months ended September 30, 2019 and 2018, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 23% and 19% of net sales for the nine months ended September 30, 2019 and 2018, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Agent Provocateur, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, Lily Aldridge and Oscar de la Renta brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company's brands exceeding 10% of net sales, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo and Coach brand names. As a percentage of net sales, product sales for these brands were as follows:

	Nine Months Ended September 30,
	2019	2018

Montblanc.	23%	20%
Jimmy Choo.	17%	17%
Coach.	14%	14%
Lanvin.	8%	11%

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. Our Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom's decision to exit the European Union. We have evaluated our pricing models and we do not expect any significant pricing changes. However, if the devaluation of the British pound worsens, it may affect future gross profit margins from sales in that territory.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Oscar de la Renta

In September 2019, the Company and Oscar de la Renta entered into an amended license agreement extending their partnership through December 31, 2031, and added an additional five-year extension option through December 31, 2036. The original license agreement, signed in October 2013, would have expired on December 31, 2025.

Kate Spade New York

In June 2019, the Company entered into an exclusive, 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution of fragrances under the Kate Spade brand. This license takes effect on January 1, 2020, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Lily Aldridge License

In September 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company, announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge. The license agreement with Lily Aldridge runs through December 31, 2023, and is subject to royalty payments as are customary in our industry. This deal marks the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models' diverse and dynamic client base.

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

GUESS License

In February 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand. This license took effect on April 1, 2018, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. In 2018, our sales efforts were focused on existing fragrances; in 2019, we added several flankers to existing product lines and in 2020, an entirely new fragrance line is scheduled for launch.

INTER PARFUMS, INC. AND SUBSIDIARIES

  Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2018 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Nine Months Ended September 30, 2019 as Compared to the Three and Nine Months Ended September 30, 2018

Net Sales

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2019	2018	% Change	2019	2018	% Change
	(in millions)

European based brand product sales	$143.6	$137.8	4.2%	$412.9	$402.8	2.5%
United States based product sales	47.6	39.4	20.7%	122.8	95.5	28.6%
Total net sales	$191.2	$177.2	7.9%	$535.7	$498.3	7.5%

Net sales for the three months ended September 30, 2019 increased 7.9% to $191.2 million, as compared to $177.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales for that same period increased 9.7%. Net sales for the nine months ended September 30, 2019 increased 7.5% to $535.7 million, as compared to $498.3 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales for that same period increased 10.2%.

European based product sales increased 4.2% and 2.5% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year. Montblanc, our largest brand, continued to perform exceptionally well, with comparable period sales growth of 32.2% and 22.0% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year. These results are attributable to the brand's newest scent, Montblanc Explorer, which launched in January 2019 and is performing exceptionally well in the United States and Western Europe. We also see continued strong performance of the brand's founding line Montblanc Legend. In July 2019, we launched Jimmy Choo Urban Hero, our newest men's scent for the Jimmy Choo brand. Initial reactions were very positive and brand sales are up 10.1% and 4.5% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year. Despite the strength of the dollar and the high bar set in 2018 when Coach brand sales rose 104%, the popularity of the Coach fragrance portfolio, enabled us to increase sales just over 1% for the nine months ended September 30, 2019, as compared to the corresponding period of the prior year. The April 2019 launch of A Girl in Capri, boosted Lanvin brand sales and offset much of the decline in sales of the brand's established scents. However, the Lanvin brand continues to face difficult markets in Asia and South America and as a result, Lanvin brand sales are down 15.4% for the nine months ended September 30, 2019, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based product sales increased 20.7% and 28.6% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year. The increase in net sales is primarily the result of the exceptional strength of GUESS brand scents. The recent debuts of 1981 Los Angeles and Seductive Noir have further enhanced the brand's established fragrance franchise. The Abercrombie & Fitch brand also continues to perform well as a result of the global rollout of their newest duo scent, Authentic. In addition, Hollister fragrances generated gains enhanced by the launch of the Wave limited edition duo, plus our first Festival line extension, Festival Nite. The Anna Sui and Oscar de la Renta brands continue to perform well in 2019, while Dunhill is expected to regain some of its lost momentum with the recent global launch of Century Blue.

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2019	2018

North America	$164.1	$144.1
Western Europe	138.9	132.5
Asia	86.2	85.8
Middle East	57.8	46.1
Eastern Europe	41.2	39.6
Central and South America	37.9	42.0
Other	9.6	8.2
	$535.7	$498.3

Sustained growth in the major markets of North America, Western Europe and Middle East was the result of increased product sales from the Montblanc, Jimmy Choo and Coach brands.

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018

Net sales	$191.2	$177.2	$535.7	$498.3
Cost of sales	76.8	68.1	204.4	187.9

Gross margin	$114.4	$109.1	$331.3	$310.4
Gross margin as a percent of net sales	59.8%	61.6%	61.8%	62.3%

Gross profit margin was 59.8% and 61.8% of net sales for the three and nine months ended September 30, 2019, respectively, as compared to 61.6% and 62.3% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

For European operations, gross profit margin was 62.8% and 64.7% of net sales for the three and nine months ended September 30, 2019, respectively, as compared to 64.9% and 65.1%, for the corresponding periods of the prior year. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rates for the three and nine months ended September 30, 2019 was 1.11 and 1.12, respectively, as compared to 1.16 and 1.20 for the corresponding periods of the prior year. The stronger dollar in 2019 resulted in a benefit to our gross margin during the three and nine months ended September 30, 2019. However, our new Montblanc Explorer product line, which was designed by some of the most highly sought after designers, has a greater than typical cost of sales, which offset much of the benefit of the stronger dollar.

For U.S. operations, gross profit margin was 51.0% and 52.3% for the three and nine months ended September 30, 2019, respectively, as compared to 49.9% and 50.4% for the corresponding periods of the prior year. Sales growth for our United States operations is primarily the result of increased sales of higher margin prestige products under licenses. In addition, for the three months ended September 30, 2019, increased tariffs enacted by the United States had a small negative impact on our gross margins, and we do not anticipate any material negative impact in the foreseeable future.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.4 million and $5.9 million for the three and nine month periods ended September 30, 2019, respectively, as compared to $1.8 million and $5.3 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company's gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018

Selling, general and administrative expenses	$77.8	$74.2	$238.9	$226.3
Selling, general and administrative expenses as a percent of net sales	40.7%	41.9%	44.6%	45.4%

Selling, general and administrative expenses increased 4.9% and 5.6% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year. For European operations net sales increased 4.2% and 2.5% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations increased 0.3% and 1.4% for those same corresponding periods. As a result, selling, general and administrative expenses of our European operations represented 42.1% and 46.0% of net sales for the three and nine months ended September 30, 2019, respectively, as compared to 43.8% and 46.5% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

For U.S. operations net sales increased 20.7% and 28.6% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations increased 25.0% and 25.6% for the three and nine months ended September 30, 2019, as compared to the corresponding periods of the prior year and as a result, represented 36.3% and 40.0% of net sales for the three and nine months ended September 30, 2019, respectively, as compared to 35.1% and 40.9% for the corresponding periods of the prior year. The increase in selling, general and administrative expenses as a percentage of sales within our U.S. operations is directly associated with increased sales of licensed products.

Promotion and advertising included in selling, general and administrative expenses aggregated $28.7 million and $92.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $27.9 million and $87.2 million for the corresponding periods of the prior year. Promotion and advertising represented 17.3% and 15.0% of net sales for the three and nine months ended September 30, 2019, respectively, as compared to 17.5% and 15.7% for the corresponding periods of the prior year. We continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We have significant promotion and advertising programs underway for 2019, and anticipate that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2019 net sales, which is in line with that of the past two years.

Royalty expense, which is included in selling, general and administrative expenses aggregated $14.1 million and $39.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $13.0 million and $35.5 million for the corresponding periods of the prior year. Royalty expense represented 7.4% and 7.3% of net sales for the three and nine months ended September 30, 2019, as compared to 7.3% and 7.1% of net sales for the corresponding periods of the prior year. The increase is directly related to new licenses and increased royalty based product sales.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations increased 4.8% to $36.6 million for the three months ended September 30, 2019, as compared to $35.0 million for the corresponding period of the prior year. Income from operations increased 9.8% to $92.4 million for the nine months ended September 30, 2019, as compared to $84.1 million for the corresponding period of the prior year. Operating margins were 19.2% and 17.2% of net sales for the three and nine months ended September 30, 2019, respectively, as compared to 19.7% and 16.9% for the corresponding periods of the prior year.

Other Income and Expense

Interest expense aggregated $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.5 million and $1.6 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of brand acquisitions. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency gain or (loss) aggregated ($0.1) million and ($0.8) million for the three and nine months ended September 30, 2019, respectively, as compared to ($1.1) million and $0.2 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.6 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.8 million and $3.3 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective tax rate was 27.4% and 27.9% for the three and nine months ended September 30, 2019, respectively, as compared to 28.6% and 29.7% for the corresponding periods of the prior year. Our effective tax rate for European operations was 30.0% for both the three and nine months ended September 30, 2019, respectively, as compared to 31.0% for both the three and nine months ended September 30, 2018. The lower effective tax rate for European operations in 2019 is the result of higher profits from their U.S. subsidiary, which are taxed at a lower corporate tax rate.

Our effective tax rate for U.S. operations was 15.8% and 16.6% for the three and nine months ended September 30, 2019, respectively, as compared to 15.7% and 17.5% for the three and nine months ended September 30, 2018. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income slightly offset by state and local taxes.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net income and earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2019	2018	2019	2018

Net income European operations	$20,856	$19,740	$54,760	$53,383
Net income U.S. operations	5,802	4,686	12,475	7,164

Net income	26,658	24,426	67,235	60,547
Less: Net income attributable to the noncontrolling interest	5,810	5,488	15,176	14,801

Net income attributable to Inter Parfums, Inc.	$20,848	$18,938	$52,059	$45,746
Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.66	$0.60	$1.66	$1.46
Diluted	$0.66	$0.60	$1.64	$1.45

Weighted average number of shares outstanding:
Basic	31,452	31,326	31,444	31,297
Diluted	31,676	31,587	31,681	31,502

Net income increased 9.1% to $26.7 million for the three months ended September 30, 2019, as compared to $24.4 million for the corresponding period of the prior year. Net income increased 11.0% to $67.2 million for the nine months ended September 30, 2019, as compared to $60.5 million for the corresponding period of the prior year. The primary reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses. As discussed, slightly lower gross profit margins as a percentage of sales within our European operations were offset by lower selling, general and administrative expenses as a percentage of sales. For United States operations, in summary, net sales for the nine months ended September 30, 2019 increased 28.6%, gross margin increased 33.6% and selling, general and administrative expenses increased 25.6%, all as compared to the corresponding period of the prior year.

The noncontrolling interest arises from our 73% owned subsidiary, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA's 51% owned distribution subsidiary in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations' net income for all periods presented.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company's financial position remains strong. At September 30, 2019, working capital aggregated $375 million and we had a working capital ratio of over 3.2 to 1. Cash and cash equivalents and short-term investments aggregated $192 million, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to cash and cash equivalents and short-term investments held by our European operations. Approximately 81% of the Company's total assets are held by European operations and approximately $171 million of trademarks, licenses and other intangible assets are held by European operations.

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

Cash provided by (used in) operating activities aggregated $6.7 million and ($3.8) million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, working capital items used $65.8 million in cash from operating activities, as compared to $72.8 million in the 2018 period. As usual, the most significant usage for both periods relates to the increase in accounts receivables as of September as compared to that of the prior December year end. This is expected and reflects the seasonality in our business whereby sales in the third quarter are higher than that of any other quarter of the year. Although, as set forth on the cash flow statement, accounts receivable shows a 32% increase from 2018 year end, the September 30, 2019 ending balance is reasonable based on third quarter 2019 sales levels and reflects continued strong collection activity as day's sales outstanding is relatively unchanged at 84 days, as compared to 85 days for the corresponding period of the prior year. We continue to monitor collection activities actively and adjust customer credit limits as needed. Inventory levels are up approximately 8% from year end and reflect levels needed to support sales expectations and our new product launches.

Cash flows used in investing activities in 2019 reflect the purchases within our European operations, of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $63 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. However, on a full year basis, we spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for licenses, trademarks and other intangible assets primarily represent upfront entry fees incurred in connection with new or extended license agreements.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2019, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2019 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $27.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both September 30, 2019 and September 30, 2018.

INTER PARFUMS, INC. AND SUBSIDIARIES

 Purchase of subsidiary shares from noncontrolling interest represents the purchase of treasury shares of Interparfums SA, which have been or are expected to be issued to Interparfums SA employees pursuant to its 2016 and 2018 Free Share Plans. In September 2019, all shares of Interparfums SA that were to be issued pursuant to the 2016 Free Share Plan were issued to Interparfums SA employees.

In October 2018, the Board of Directors authorized a 31% increase in the annual dividend to $1.10 per share and in October 2019, the Board authorized a further 20% increase in the annual dividend to $1.32 per share. The next quarterly cash dividend of $0.33 per share is payable on January 15, 2020 to shareholders of record on December 31, 2019. Dividends paid also include dividends paid once per year to the noncontrolling shareholders of Interparfums SA, which aggregated $9.7 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively. The annual cash dividends are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, providing us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2019.

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

At September 30, 2019, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $39.5 million and GB £7.3 million and JPY ¥140.0 million which both have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2019.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer