Form 10-K
period 2019-12-31
INTER PARFUMS INC
filed 2020-03-02
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,165,784,928 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date February 12, 2020: 31,531,418.

Documents Incorporated By Reference: None.

i

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: Our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing license and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and deterioration in global credit markets could negatively impact suppliers, customers and consumers; outbreak of disease, epidemic or pandemic, or similar public health threat, such as the coronavirus; inability to protect our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; our dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; potential negative effects of “Brexit”; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, and misappropriating or otherwise violating the intellectual property rights of other parties.

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

ii

PART I

Item 1. Business

Introduction

Founded in 1982, we operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrance, and fragrance related products.

Our worldwide headquarters and the office of our four (4) wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC, Inter Parfums USA, LLC and Interstellar Brands LLC, all New York limited liability companies, and IP Beauty, Inc., a Delaware corporation, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. We also own 100% of Inter Parfums USA Hong Kong Limited indirectly through our wholly-owned subsidiary, Inter Parfums USA, LLC.

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4 Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the sole owner of three (3) distribution subsidiaries: Inter Parfums srl for Italy, Inter España Parfums et Cosmetiques, SL, for Spain and Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States. Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances. In addition, Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Asia Pacific Pte., Ltd., an Asian sales and marketing office.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the reports that we file from time to time with the SEC.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 76% of net sales for 2019. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

United States Operations

Prestige brand fragrance products are also marketed through our United States operations, and represented 24% of sales for the year ended December 31, 2019. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta.

Recent Developments

Abercrombie & Fitch and Hollister

In November 2019, we extended our license for both the Abercrombie & Fitch and Hollister brands until December 31, 2022, and added automatic renewals unless terminated on 3 years notice.

MCM

In September 2019, we entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances under the MCM brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Oscar de la Renta

In September 2019, we extended our license through December 31, 2031, and added an additional five-year extension option through December 31, 2036. The original license agreement, signed in October 2013, would have expired on December 31, 2025.

Kate Spade New York

In June 2019, we entered into an exclusive 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution under the Kate Spade brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

	Year Ended December 31,
	2019	2018	2017
Montblanc	22%	19%	21%
Jimmy Choo	16%	17%	18%
Coach	14%	15%	10%
GUESS (license commenced April, 1 2018)	10%	n/a	n/a
Lanvin	8%	10%	11%

Our licenses expire on the following dates:

Brand Name	Expiration Date

Abercrombie & Fitch	Extends until either party terminates on 3 years notice
Anna Sui	December 31, 2021, plus two 5-year optional terms if certain conditions are met
bebe Stores	June 30, 2023
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
Dunhill	September 30, 2023
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	December 31, 2022, plus automatic renewals unless terminated on 3 years notice
Kate Spade New York	June 30, 2030
Jimmy Choo	December 31, 2031
Karl Lagerfeld	October 31, 2032
Lily Aldridge	December 31, 2023
MCM	December 31, 2030, plus 4 option years
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2021
Repetto	December 31, 2024
S.T. Dupont	December 31, 2020, plus automatic annual renewals, unless terminated on 6 months’ notice by either party
Van Cleef & Arpels	December 31, 2024

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $79 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Fragrance Portfolio

Abercrombie & Fitch — In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. We distribute these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and in select Abercrombie & Fitch retail stores. Our initial men’s scent, First Instinct was launched in 2016 followed by a women’s version in 2017. During 2018 and early 2019, we introduced several First Instinct brand extensions. In the spring of 2019, we unveiled a new fragrance family for Abercrombie & Fitch, Authentic, for men and women, and for 2020, we have a brand extension duo planned.

Abercrombie & Fitch believes that every day should feel as exceptional as the start of the long weekend. Since 1892, the brand has been a specialty retailer of quality apparel, outerwear and fragrance – designed to inspire our global customers to feel confident, be comfortable and face their Fierce.

Anna Sui—In 2011, we entered into an exclusive worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Anna Sui brand. We work in partnership with American designer, Anna Sui, and her creative team to build upon the brand’s growing customer appeal, and develop new fragrances that capture the brand’s very sweet feminine girly aspect, combined with touch of nostalgia, hipness and rock-and-roll. Anna Sui’s devoted customer base, which spans the world, is concentrated in Asia.

After a period of weaker sales, due primarily to a decline in China’s economy, the 2017 successful launch of Fantasia by Anna Sui and the benefit that accrued from our continued commitment to advertising and marketing commitment, produced a significant increase in 2018 brand sales. However, brand sales declined modestly 2019, as the 2018 and 2019 product launches were primarily brand extensions. We look to Sky by Anna Sui to reinvigorate brand sales when it debuts in the fall of 2020.

Boucheron— In 2010, we entered into an exclusive 15-year worldwide license agreement for the creation, development and distribution of fragrances under the Boucheron brand. Boucheron is the French jeweler “par excellence”. Founded by Frederic Boucheron in 1858, the House has produced some of the world’s most beautiful and precious creations. Today Boucheron creates jewelry and timepieces and, under license from global brand leaders, fragrances and sunglasses. Currently Boucheron operates through over 40 boutiques worldwide as well as an e-commerce site.

Boucheron brand sales continue to be driven by legacy scents Boucheron Femme and Boucheron Homme as well as its legendary Jaipur lines. A six scent collection was launched under the Boucheron brand in 2017, and additional scents were added in 2018. In 2019, two new fragrances, Boucheron Fleurs and Boucheron Quatre en Rouge, were added to the Boucheron collection.

Coach— In 2015, we entered into an exclusive 11-year worldwide license to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. We distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores.

Coach, established in New York City in 1941, is a leading design house of modern luxury accessories and lifestyle collections with a rich heritage of pairing exceptional leathers and materials with innovative design. Coach branded products are sold worldwide through Coach stores, select department stores and specialty stores, and through Coach’s website.

In 2016, we launched our first Coach fragrance, a women’s scent, and in 2017, a men’s scent, both of which have quickly become top selling prestige fragrances. In 2018, the Coach brand achieved remarkable sales growth and quickly become one of the largest brands in our portfolio. Coach sales were driven by the continued popularity of the Coach signature lines, as well as the success of flankers, Coach Floral and Coach Platinum, which rolled out in 2018. For 2019 we added Coach Floral Blush, and we have a new Coach women’s scent Coach Dreams debuting in early 2020. Coach is part of the Tapestry house of brands.

Dunhill—In 2012, we entered into an exclusive 10-year worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Dunhill brand.

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

Beginning in 2015, we rolled out a new Dunhill scent, Icon, the success of which has made the Dunhill brand one of the stars within our United States based operations. Building upon the established success of the Icon fragrance family, we launched several product extensions including Icon Absolute, Icon Elite and Icon Racing. In 2018 we introduced a new Dunhill scent for men called Century, and in 2019 Century Blue. Also in 2019 the Dunhill Signature Collection debuted exclusively at Harrod’s followed by a global rollout. Brand extensions dominate our plans for Dunhill in 2020.

Graff— In 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. The 8-year agreement has three 3-year automatic renewal options, potentially extending the license until December 31, 2035.

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

For Graff, we will have a six-scent collection for women debuting exclusively at Harrods beginning in March 2020. In the fall of 2020, the global rollout will begin with selective luxury distribution limited to only the most exclusive, upmarket retail outlets. Additionally, we are exploring opportunities for luxury travel amenities, including five star hotels.

GUESS— In 2018, the Company entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand.

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

This license took effect on April 1, 2018 and we began selling GUESS legacy scents in 2018. In 2019 the GUESS brand became the largest within our U.S. operations, with legacy fragrances dominating the sales mix. In the 2019 third quarter, we began shipments of 1981 Los Angeles and Seductive Noir, both flankers of established scents, which accelerated brand growth further.

Nearly two years in the making, our first new blockbuster scent will debut for the GUESS brand domestically in spring 2020, followed in the fall by an international rollout. In addition, a new men’s grooming and fragrance collection is being readied for a fall 2020 launch. In its first full year of sales, GUESS has become the fourth largest brand in our portfolio.

Hollister— We have a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops as well as select Hollister retail stores. In 2016 we launched a men’s and women’s scent, Wave, for Hollister. In 2017, we introduced a fragrance duo, Wave 2, to complement the Wave franchise by Hollister. During 2018 we debuted an entirely new fragrance family for Hollister, Festival Vibes, as well as Free Wave, both for men and women. In 2019, we launched the Wave limited edition duo, plus our first Festival brand extension, Festival Nite. For 2020, we have a duo in the works, Canyon Escape for men and women scheduled for a spring launch.

The quintessential retail brand of the global teen consumer, Hollister Co. believes in liberating the spirit of an endless summer inside everyone. At Hollister, summer isn’t just a season; it’s a state of mind. Hollister creates carefree style designed to make all teens feel celebrated and comfortable in their own skin, so they can live in a summer mindset all year long, whatever the season.

Jimmy Choo— In 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances under the Jimmy Choo brand, and in 2017, we extended the license agreement which now runs through December 31, 2031.

Jimmy Choo encompasses a complete luxury accessories brand. Women’s shoes remain the core of the product offering, alongside handbags, small leather goods, scarves, eyewear, belts, fragrance and men’s shoes. Management at Jimmy Choo share a vision to create one of the world’s most treasured luxury brands. Jimmy Choo has a global store network encompassing more than 150 stores and is present in the most prestigious department and specialty stores worldwide. Jimmy Choo is part of the Capri Holdings Limited luxury fashion group.

Our first fragrance under the Jimmy Choo brand, a women’s signature scent, rolled out globally in 2011. In 2013, we launched our second Jimmy Choo line, Flash, and in 2014, we debuted Jimmy Choo Man, our first men’s scent. In 2015, the launch of Jimmy Choo Illicit, our third women’s fragrance under that label hit the market. In 2017, building on the very strong fragrance family trees of the women’s signature scent and Jimmy Choo Man, we successfully launched Jimmy Choo L’Eau for women and Jimmy Choo Man Ice. In 2018 we released another men’s flanker, Jimmy Choo Man Blue, and the brand’s women’s signature scent added Jimmy Choo Fever. During 2019, we introduced a Jimmy Choo Floral line, and an entirely new scent for men, Jimmy Choo Urban Hero, launched late in the year. For 2020, we are expanding our product line to include a lipstick and nail polish line, and our new women’s fragrance, I want Choo should be ready towards the end of the year with much of the sell-in continuing into 2021.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. In 2017, we changed the strategic positioning and instituted new pricing with the launch of a new duo called Les Parfums Matières. Building on excellent sales results of the initial scents, in the second half of 2018, we expanded the Les Parfums Matières line with another fragrance duo, and in 2019, we added new scents to the brand’s expanding multi-scent collection.

Kate Spade— In 2019, we entered into an exclusive, 11-year worldwide license agreement with Kate Spade New York to create, produce and distribute new perfumes and fragrance-related products under the Kate Spade brand. We will distribute these fragrances globally to department and specialty stores and duty-free shops, as well as in Kate Spade New York retail stores beginning with our first new scent in summer 2020. We will also take over distribution of the Kate Spade’s existing fragrance portfolio in April 2020.

Since its launch in 1993 with a collection of six essential handbags, Kate Spade New York has always stood for optimistic femininity. Today, the brand is a global life and style house with handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Polished ease, thoughtful details and a modern, sophisticated use of color—Kate Spade New York’s founding principles define a unique style synonymous with joy. Under the vision of its creative director, the brand continues to celebrate confident women with a youthful spirit. Kate Spade New York is part of the Tapestry house of brands.

Lanvin— In 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including: Arpège, Lanvin L’Homme, Éclat d’Arpège, Rumeur 2 Rose, Jeanne Lanvin, Marry Me, Modern Princess and A Girl in Capri. Our Éclat d’Arpège line accounts for almost 50% of brand sales. To capitalize on the success of our Éclat d’Arpège line, in 2015 we launched Éclat d’Arpège Homme as well as Éclat de Fleurs. In late 2016, we released a new women’s line, Modern Princess which rolled out to broader international distribution in 2017. We added two flankers, Modern Princess Eau Sensuelle and Éclat de Nuit in 2018, and we debuted a new scent called A Girl in Capri in 2019.

Lily Aldridge— In 2018, Interstellar Brands LLC, a wholly-owned subsidiary of the Company announced the development of a new fragrance line in collaboration with supermodel Lily Aldridge after signing a license that expires December 31, 2023. This marked the beginning of a strategic partnership between Interstellar and IMG Models, which manages Lily Aldridge, to develop a direct-to-consumer e-commerce fragrance and beauty businesses for IMG Models’ diverse and dynamic client base. Despite her popularity on social media fragrance, sales to date have been modest for our initial multi-scent fragrance line launched in September 2019. We are evaluating the potential for further product development.

MCM— In 2019, we entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances under the MCM brand. The agreement has a 4-year automatic renewal option, potentially extending the license until December 31, 2034.

Fusing modern German craftsmanship and the traditional art of French perfumery, Inter Parfums will develop exceptional fragrances for women and men that will celebrate the boldness, attitude and essence of MCM which defined the brand since its birth in Munich. The long-term collaboration will thrive on innovation with a passionate, tailor-made approach built on a mastery of fragrance expertise. Positioned in the prestige fine fragrance arena, MCM fragrances will fuse luxury with an expressive spirit of originality and optimism. Every detail will enhance MCM’s identity, transcending perfumery with elegance and excellence.

Our plan is to develop extraordinary fragrances for women and men that capture the creative spirit of MCM, with the first launch targeted for the first quarter of 2021. We expect our distribution strategy to include MCM stores, high-end department stores and prestige beauty retailers, with a geographic focus on Asia, the Americas and Europe.

Montblanc—In 2010, we entered into an exclusive license agreement to create, develop and distribute fragrances and fragrance related products under the Montblanc brand. In 2015, we extended the agreement which now runs through December 31, 2025.

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

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2012, we launched our first women’s fragrance under the Montblanc brand, and our second men’s line, Emblem, was launched in 2014. The Emblem line was expanded in 2015 to include Montblanc Emblem Intense and a new women’s scent, Lady Emblem. In 2016, we further extended our successful Montblanc Legend line with another men’s scent, Montblanc Legend Spirit. For 2017, we continued the rollout of the highly successful launch of Montblanc Legend Spirit and launched Montblanc Legend Night. In 2019, we unveiled Montblanc Explorer, a new men’s scent, with distribution in all geographic markets around the globe. For 2020, the Montblanc brand will introduce a new women’s scent, which will debut in the fall.

Oscar de la Renta— In 2013, we entered into an exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2019, the agreement was extended through December 31, 2031, with an additional five-year option potentially extending the agreement through December 31, 2036. In 2014, we took over distribution of fragrances within the brand’s legacy fragrance portfolio, and our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, was launched in 2015. Oscar de la Renta Bella Blanca, a new Oscar de la Renta scent, debuted in early 2018, and the Bella Rosa flanker was introduced in 2019. In 2020, the Oscar de la Renta Bella pillar will add Bella Essence to the family tree.

Oscar de la Renta is one of the world’s leading luxury goods firms. The New York-based company was established in 1965, and encompasses a full line of women’s accessories, bridal, children’s wear, fragrance, beauty and home goods, in addition to its internationally renowned signature women’s ready to wear collection. Oscar de la Renta products are sold globally in fine department and specialty stores, www.oscardelarenta.com and through wholesale channels. The Oscar de la Renta brand has a loyal following in the United States, Canada and Latin America.

Paul Smith— In 2017, the Company renewed its license agreement for an additional four years with Paul Smith for the creation, development, and distribution of fragrance products through December 2021, without any material changes in terms and conditions. Our initial 12-year license agreement with Paul Smith was signed in 1998, and had previously been extended through December 31, 2017.

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith, Paul Smith Extrême, Paul Smith Rose Hello You, and Paul Smith Essential.

Repetto— In 2011, we entered into a 13-year exclusive worldwide license agreement to create, produce and distribute fragrances under the Repetto brand.

Created in 1947 by Rose Repetto at the request of her son, dancer and choreographer Roland Petit, Repetto is today a legendary name in the world of dance. For a number of years, it has developed timeless and must-have collections with a fully modernized signature style ranging from dance shoes, ballet slippers, flat shoes, and sandals to more recently handbags and high-end accessories.

With Repetto boutiques in several countries throughout the world, the brand has branched out into Asia, notably China, Hong Kong, Singapore, Thailand, South Korea and Japan with a mix of cross-generational appeal and French chic. Our first Repetto fragrance line was launched in 2013 and a floral scent was added in 2015. Despite this brand’s success with footwear, handbags and high-end accessories, fragrance sales have been modest. Repetto’s most recent new scent, Dance with Repetto, debuted in 2018.

Rochas— In 2015, we acquired the Rochas brand from The Procter & Gamble Company. Founded by Marcel Rochas in 1925, the brand began as a fashion house and expanded into perfumery in the 1950s under Hélène Rochas’ direction. This transaction included all brand names and registered trademarks for Rochas (Femme, Madame, Eau de Rochas, etc.), mainly for fragrance, cosmetics and fashion.

This acquisition opened a new page in the Company’s history by integrating for the first time both fragrances and fashion, allowing us to apply a global approach to managing a fragrance brand with complete freedom in terms of creativity and aesthetic choices. At the same time, we enjoy a very high degree of visibility establishing a position of even greater preeminence for Rochas in the luxury goods universe. Rochas brand sales currently include approximately $2.2 million of royalties generated by the fashion and accessory business via its portfolio of license agreements. Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch that began in the first quarter of 2017 in its traditional markets of France and Spain. In 2018, we debuted flankers for Eau de Rochas and Mademoiselle Rochas and in late 2018, we launched our first new men’s line, Rochas Moustache. In 2019, a seasonal limited edition called Escapade Exotique came to market, as well as the debut of Mademoiselle Rochas Couture. A new men’s line, Byzance, debuted in early 2020.

S.T. Dupont— In 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont fragrances. The license agreement had been renewed several times and is now renewed annually, without any material changes in terms and conditions. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods. S.T. Dupont fragrances include: S.T. Dupont Classic, S.T. Dupont Essence Pure, S.T. Dupont Collection and Be Exceptional.

Van Cleef & Arpels— In 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past 25 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2017, we extended our Jimmy Choo license through December 31, 2031 and our Paul Smith license until December 2021. In 2018, we signed new license agreements with GUESS?, Inc., Graff and Lily Aldridge and extended our license with Van Cleef & Arpels. In 2019, we extended our license agreements for Abercrombie & Fitch, Hollister and Oscar de la Renta, and signed new licenses for Kate Spade New York and MCM. As of December 31, 2019, we had cash, cash equivalents and short-term investments of approximately $253 million, which we believe should assist us in entering new brand licenses or out-right acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, in addition to our arrangements with third party distributors globally, we are operating distribution subsidiaries or divisions in the major markets of the United States, France and Spain for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

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

Marketing and Distribution

Our products are distributed in over 120 countries around the world through a selective distribution network. For our international distribution, we either contract with independent distribution companies specializing in luxury goods or distribute prestige products through our distribution subsidiaries. In each country, we designate anywhere from one to three distributors on an exclusive basis for one or more of our name brands. We also distribute our products through a variety of duty free operators, such as airports and airlines and select vacation destinations.

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

Inventory

We purchase raw materials and component parts from suppliers based on internal estimates of anticipated need for finished goods, which enables us to meet production requirements for finished goods. We generally ship product to customers within 72 hours of the receipt of their orders. Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers which manufacture the finished product for us and then deliver them to one of our distribution centers.

Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European operations maintain product liability coverage in an amount of €20.0 million (approximately $22.5 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Under various license and other agreements we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch

●	Anna Sui

●	bebe

●	Boucheron

●	Coach

●	Dunhill

●	French Connection

●	Graff

●	GUESS

●	Hollister

●	Jimmy Choo

●	Jordache

●	Kate Spade New York

●	Lily Aldridge

●	Karl Lagerfeld

●	MCM

●	Montblanc

●	Oscar de la Renta

●	Paul Smith

●	Repetto

●	S.T. Dupont

●	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrance and beauty products, including:

●	Rochas

●	Lanvin

●	Intimate

●	Aziza

Employees

As of January 1, 2020, we had 402 full-time employees worldwide. Of these, 296 are full-time employees of our European operations, with 114 employees engaged in sales activities and 182 in administrative, production and marketing activities. Our United States operations have 106 employees, and of these, 16 were engaged in sales activities and 90 in administrative, production and marketing activities. We believe that our relationship with our employees is good.

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

Our business could be adversely affected by a prolonged downturn or recession in the United States, Europe, China or other countries in which we conduct business.

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

An outbreak of disease, epidemic or pandemic, or similar public health threat, such as the coronavirus, could have a material adverse impact on the Company’s business, operating results and financial condition.

An outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event, that negatively impacts consumer spending on or our products could have a material adverse impact on the Company’s business, financial condition and operating results. Like most companies doing business around the globe, ours is being impacted by the coronavirus. There are many unknowns as to the duration and severity of the situation which we are closely monitoring. As a result of the trends in 2020 we have seen, there has been a significant decline in air travel and consumer traffic in key shopping and tourist areas. The extent and potential short and long term impact of the coronavirus on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ willingness to travel and purchase our products, and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted.

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

We currently have several distribution facilities in Europe, China and the United States. The loss of any of those facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and assets. In addition, acts of God, such as extreme weather conditions, natural disasters and the like or terrorist attacks, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, then such failure could have a material adverse effect on our business, financial condition and operating results.

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

Changing political conditions could adversely impact our business and financial results.

Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. For example, the United Kingdom’s recent withdrawal from the European Union (“Brexit”) has created uncertainty regarding, among other things, the U.K.’s future legal and economic framework and how the U.K. will interact with other countries, including with respect to the free movement of goods, services, capital and people. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, tariffs, trade barriers and market contraction, could adversely affect the Company’s business and financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

We maintain our corporate headquarters and United States operations in approximately 24,900 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expires on October 31, 2025. In addition, we maintain office space in Hong Kong with a lease that expires in June 2020. In August 2019 we opened a small distribution center in Shanghai, China that expires in July 2020.

European Operations

Our European operations maintain their corporate headquarters on the Champs Elysees in Paris France, with leases for various units that expire from March 2022 to September 2026, and a studio and operations departments at a second location in Paris with a lease that expires in June 2021. United States distribution operations for European operations maintain their headquarters in New York City, with a lease that expires in May 2029. A small office is located Singapore for Asia-Pacific distribution by European operations.

The approximately 333,700 square foot distribution center for European operations is located in Criquebeuf sur Seine, France, with a seven year term that expires May 2027 and an option to extend the term for an additional two years.

Interparfums SA has had an agreement with Bolloré Logistics (and its predecessor, Sagatrans, S.A.) for warehousing and distribution services for several years. The current agreement with Bolloré Logistics for warehousing and distribution services expires on December 31, 2020. Service fees payable to Bolloré Logistics are calculated based upon a percentage of sales, which is customary in the industry. Service fees actually paid were €4.9 million, €5.2 million and €4.2 million in 2019, 2018 and 2017, respectively.

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

Fiscal 2019	High Closing Price	Low Closing Price
Fourth Quarter	81.40	66.65
Third Quarter	71.58	62.38
Second Quarter	77.34	63.53
First Quarter	80.99	58.50

Fiscal 2018	High Closing Price	Low Closing Price
Fourth Quarter	66.48	55.88
Third Quarter	66.25	53.75
Second Quarter	54.75	46.25
First Quarter	49.15	42.00

As of February 10, 2020, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 37. We believe there are approximately 16,100 beneficial owners of our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inter Parfums, Inc., the NASDAQ Composite Index,
and a Peer Group

*	$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/14	12/15	12/16	12/17	12/18	12/19

Inter Parfums, Inc.	100.00	88.41	124.00	167.48	256.80	289.48
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
Peer Group	100.00	94.92	99.10	114.27	113.19	154.63

Dividends

In October 2018, our Board of Directors authorized a 31% increase in the annual dividend to $1.10 per share on an annual basis. In October 2019, our Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share on an annual basis. The next quarterly cash dividend of $0.33 per share is payable on April 15, 2020 to shareholders of record on March 31, 2020.

Sales of Unregistered Securities

In December 2019, our non-employee directors exercised stock options to purchase an aggregate of 2,750 shares of restricted common stock. These transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his or her common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2019	2018	2017	2016	2015
Income statement data:
Net sales	$713,514	$675,574	$591,251	$521,072	$468,540
Cost of sales	267,578	248,012	214,965	194,601	179,069
Selling, general and administrative expenses	341,209	332,831	295,540	258,787	228,268
Operating income	104,727	94,731	78,623	66,678	61,203
Income before taxes	105,146	95,859	78,065	67,074	60,496
Net income attributable to the noncontrolling interest	15,821	15,922	13,659	9,917	8,532
Net income attributable to Inter Parfums, Inc.	60,249	53,793	41,594	33,331	30,437
Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$1.92	$1.72	$1.33	$1.07	$0.98
Diluted	$1.90	$1.71	$1.33	$1.07	$0.98
Weighted average common shares outstanding:
Basic	31,451	31,308	31,172	31,072	30,996
Diluted	31,689	31,522	31,305	31,176	31,100

Depreciation and amortization	$8,729	$11,031	$11,914	$15,341	$9,078

	As at December 31,
(In thousands except per share data)	2019	2018	2017	2016	2015
Balance sheet and other data:
Cash and cash equivalents	$192,417	$193,136	$208,343	$161,828	$176,967
Short-term investments	60,714	67,870	69,899	94,202	82,847
Working capital	388,831	382,425	382,171	337,977	337,674
Total assets	828,832	797,829	777,772	682,409	687,659
Short-term bank debt	-0-	-0-	-0-	-0-	-0-
Long-term debt (including current portion)	23,060	46,061	60,579	74,562	98,606
Lease liabilities (including current portion)	29,991	-0-	-0-	-0-	-0-
Inter Parfums, Inc. shareholders’ equity	468,006	447,607	433,298	370,391	365,587
Dividends declared per share	$1.155	$0.905	$0.72	$0.62	$0.52

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 76%, 80% and 81% of net sales for 2019, 2018 and 2017, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 24%, 20% and 19% of net sales in 2019, 2018 and 2017, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo, Coach and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2019	2018	2017
Montblanc	22%	19%	21%
Jimmy Choo	16%	17%	18%
Coach	14%	15%	10%
GUESS (license commenced April 1, 2018)	10%	n/a	n/a
Lanvin	8%	10%	11%

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments, and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. We are also carefully monitoring currency trends in the United Kingdom as a result of the volatility created from the United Kingdom’s exit from the European Union. We have evaluated our pricing models and we do not expect any significant pricing changes. However, if the devaluation of the British Pound worsens, it may affect future gross profit margins from sales in the territory.

Recent Important Events

Abercrombie & Fitch and Hollister

In November 2019, we extended our license for both the Abercrombie & Fitch and Hollister brands until December 31, 2022, and added automatic renewals unless terminated on 3 years’ notice.

MCM

In September 2019, we entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances under the MCM brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Oscar de la Renta

In September 2019, we extended our license through December 31, 2031, and added an additional five-year extension option through December 31, 2036. The original license agreement, signed in October 2013, would have expired on December 31, 2025.

Kate Spade New York

In June 2019, we entered into an exclusive 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution of fragrances under the Kate Spade brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

Sales Returns

Generally, we do not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data, including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record our estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. Returned products are valued based upon their estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.94%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2019 indefinite-lived intangible assets aggregated $121.0 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2019 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value

Weighted average cost of capital	+10%	$(14.9)
Weighted average cost of capital	-10%	$15.0
Future sales levels	+10%	$13.3
Future sales levels	-10%	$(13.3)

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

Quantitative Analysis

During the three-year period ended December 31, 2019, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2019, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.5 million and selling, general and administrative expenses would have changed by approximately $0.1 million. The collective impact of these changes on 2019 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted share would be an increase or decrease of approximately $0.5 million, $0.2 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2019	% Change	2018	% Change	2017
European based product sales	$542.1	1%	$537.6	13%	$476.5
United States based product sales	171.4	24%	138.0	20%	114.8
Total net sales	$713.5	6%	$675.6	14%	$591.3

Net sales increased 6% in 2019 to $713.5 million, as compared to $675.6 million in 2018. At comparable foreign currency exchange rates, net sales increased 8%. Net sales increased 14% in 2018 to $675.6 million, as compared to $591.3 million in 2017. At comparable foreign currency exchange rates, net sales increased 13%. The average U.S. dollar/euro exchange rates were 1.12 in 2019 and 1.18 in 2018 and 1.13 in 2017.

European based product sales increased 1% in 2019 to $542.1 million, as compared to $537.6 million in 2018. At comparable foreign currency exchange rates, European based product sales increased 4% in 2019. European based product sales increased 13% in 2018 to $537.6 million, as compared to $476.5 million in 2017. At comparable foreign currency exchange rates, European based product sales increased 11% in 2018.

European based product sales came in as expected in 2019 despite fighting a stronger dollar throughout the year. Our largest brand, Montblanc, grew full year sales by 23% with the excellent performance of the new Montblanc Explorer scent as well as the continued strength of the brand’s Legend fragrance family. In constant dollars, Jimmy Choo brand sales were up slightly. However, due to the strengthening of the dollar brand sales for our second largest brand were down nominally in actual dollars. Coach brand sales were also down slightly in 2019 in actual dollars but ahead of 2018 in constant dollars. Of note, Coach brand sales in 2018 were 73.3% ahead of the prior year. Two of our mid-sized brands, Karl Lagerfeld and Van Cleef & Arpels, achieved year-over-year sales growth of 5.0% and 6.8%, respectively.

European based product sales in 2018 were stronger than our original expectations even though no new fragrance families were launched that year. Top line growth was primarily attributed to established scents and brand extensions for our largest brands. Coach brand sales accounted for much of the 2018 upside surprise with brand sales increasing 73.3% in 2018 to $99.7 million, as compared to $57.5 million in 2017, making it our portfolio’s third largest brand. The other largest brands in our European operations portfolio performed as expected with Montblanc, Jimmy Choo and Lanvin, achieving year-over-year sales growth of 1%, 8%, and 7%, respectively.

United States based product sales increased 24% in 2019 to $171.4 million, as compared to $138.0 million in 2018. GUESS brand fragrances had an extraordinary year due to the addition of two brand extensions, 1981 Los Angeles and Seductive Noir, the continued popularity of legacy scents, and the success of our international distribution and marketing programs. Also contributing to the top line growth by U.S. operations were Abercrombie & Fitch and Hollister, both of which achieved significant sales growth spurred by the launch of the Authentic fragrance duo for Abercrombie & Fitch, and brand extensions for the Wave and Festival fragrance families for Hollister. Oscar de la Renta fragrance sales rose slightly, supported by legacy scents and our growing Bella fragrance family

United States based product sales increased 20% in 2018 to $138.0 million, as compared to $114.8 million in 2017. The inclusion of legacy GUESS fragrances, which began in the second quarter of 2018, was a major contributor to the increase in net sales. Also factoring into the 2018 increase was the successful launch of brand extensions for Abercrombie & Fitch and Hollister. With the popularity of Anna Sui fragrances throughout Asia, we enjoyed dramatic increases in Anna Sui brand sales in that region in 2018.

We maintain confidence in our future as we continue to strengthen advertising and promotional investments supporting all portfolio brands, accelerate brand development and build upon the strength of our worldwide distribution network. We have a more robust launch schedule in 2020 on both sides of the Atlantic. For U.S. operations, the most important launch will be our first blockbuster scent for women under the GUESS brand unveiling this spring, domestically, followed in the fall by an international rollout. A new fragrance duo for Hollister, Canyon Escape, is scheduled for a spring launch. We look to Sky by Anna Sui to reinvigorate brand sales when it debuts in the fall of 2020. Our first fragrance collection under the Graff label debuts in Harrod’s for a six-month exclusive starting in the spring, followed by select international luxury distribution. For European operations, our new Coach scent for women, Coach Dreams, came to market this winter. We have new women’s scents for the Montblanc brand debuting in the spring, and for Kate Spade New York our first scent is coming to market this summer. For Jimmy Choo our new women’s fragrance launch should be close to year-end, with much of the sell-in continuing into 2021. In addition, as always, we will strengthen fragrance families with brand extensions as well as limited edition and holiday programs throughout the year.

Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2019	2018	2017
	(in millions)

North America	$234.2	$210.1	$176.9
Western Europe	185.5	180.9	165.4
Asia	106.3	109.0	88.0
Middle East	72.6	59.3	50.5
Eastern Europe	55.3	52.8	49.4
Central and South America	46.2	51.7	51.2
Other	13.4	11.8	9.9
	$713.5	$675.6	$591.3

Virtually all regions registered growth for the year ended December 31, 2019, as compared to 2018 with Central and South America being the only decline. Even Asia, which appears to be down slightly in 2019, is actually up in constant dollars. The strongest gains were achieved by the Middle East, North America and Eastern Europe, which increased sales by 22%, 11% and 5%, respectively. For the year ended December 31, 2018, as compared to 2017, the strongest gains were achieved by Asia, North America and the Middle East, which increased sales by 24%, 19% and 17%, respectively.

Gross Margins

	Years ended December 31,
	2019	2018	2017
	(in millions)

Net sales	$713.5	$675.6	$591.3
Cost of sales	267.6	248.0	215.0
Gross margin	$445.9	$427.6	$376.3
Gross margin, as a percent of net sales	62.5%	63.3%	63.6%

As a percentage of net sales, gross profit margin was 62.5%, 63.3%, and 63.6% in 2019, 2018 and 2017, respectively. For European based operations, gross profit margin as a percentage of net sales was 65.7%, 66.3% and 67.1% in 2019, 2018 and 2017, respectively. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.12 in 2019, as compared to 1.18 in 2018. The stronger dollar in 2019 resulted in a benefit to our gross margin in 2019, however, our new Montblanc Explorer product line has a greater than typical cost of sales, which more than offset the benefit of the stronger dollar.

The small fluctuation in gross margin as a percentage of sales for our European operations in 2018, as compared to 2017, is primarily the effect of exchange rate changes as the average dollar/euro exchange rate was 1.18 in 2018, as compared to 1.13 in 2017.

For United States operations, gross profit margin was 52.5%, 51.4% and 49.3% in 2019, 2018 and 2017, respectively. Sales growth for our United States operations has primarily come from increased sales of higher margin prestige products under licenses.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $38.9 million, $36.4 million and $33.8 million in 2019, 2018 and 2017, respectively, and represented 5.5%, 5.4% and 5.7% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $7.7 million, $7.1 million and $5.9 million in 2019, 2018 and 2017, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2019	2018	2017
	(in millions)

Selling, general & administrative expenses	$341.2	$332.8	$295.5
Selling, general & administrative expenses as a percent of net sales	47.8%	49.3%	50.0%

Although selling, general and administrative expenses increased 2.5% in 2019 as compared to 2018 and increased 12.6% in 2018 as compared to 2017, as a percentage of sales, selling, general and administrative expenses exhibited a steady decrease, and were 47.8%, 49.3% and 50.0% in 2019, 2018 and 2017, respectively. For European operations, selling, general and administrative expenses declined 1.0% in 2019 and increased 10.5% in 2018, as compared to the corresponding prior year period and represented 50.8%, 51.7% and 52.8% of sales in 2019, 2018 and 2017, respectively. As discussed in more detail below, the fluctuations which are in line with the fluctuations in sales for European operations, are primarily from variations in promotion and advertising expenditures.

For United States operations, selling, general and administrative expenses increased 20.2% in 2019 and 25.0% in 2018, as compared to the corresponding prior year period and represented 38.5%, 39.8% and 38.2% of sales in 2019, 2018 and 2017, respectively. The increase, which is also in line with the increase in sales, is the result of royalties and promotional and advertising expenses required under our license agreements.

Promotion and advertising included in selling, general and administrative expenses aggregated $144.6 million, $139.7 million and $123.7 million in 2019, 2018 and 2017, respectively. Promotion and advertising as a percentage of sales represented 20.3%, 20.7% and 20.9% of net sales in 2019, 2018 and 2017, respectively. We continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We anticipated that on a full year basis, promotion and advertising expenditure would aggregate approximately 21% of 2019 net sales, which was in line with prior year’s annual promotion and advertising expenditures as a percentage of sales. The slight decline in promotion and advertising expense as a percentage of sales in 2019 is the result of minor fluctuations in launch schedules.

Royalty expense included in selling, general and administrative expenses aggregated $53.0 million, $48.9 million and $39.6 million in 2019, 2018 and 2017, respectively. Royalty expense as a percentage of sales represented 7.4%, 7.2% and 6.7% of net sales in 2019, 2018 and 2017, respectively. The increase in 2019 and 2018, as a percentage of sales, is directly related to new licenses and increased royalty based product sales.

Service fees, which are fees paid within our European operations to third parties relating to the activities of our distribution subsidiaries, aggregated $7.5 million, $9.7 million and $11.7 million in 2019, 2018 and 2017, respectively. The 2019 and 2018 decrease is primarily the result of the discontinuation of certain European distribution subsidiaries, and a return to a third party distribution model in those territories.

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

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins, selling, general and administrative expenses and impairment loss, income from operations increased 10.6% to $104.7 million in 2019 as compared to $94.7 million in 2018, which was an increase of 20.5% from $78.6 million in 2017. Operating margins aggregated 14.7%, 14.0% and 13.3% for the years ended December 31, 2019, 2018 and 2017, respectively. In summary, small fluctuations in gross margin were mitigated by small fluctuations in selling, general and administrative expenses, primarily promotion and advertising expenditures. Overall the Company has been able to increase sales with a steady increase in its operating margin.

Other Income and Expenses

Interest expense aggregated $2.1 million, $2.6 million and $2.0 million in 2019, 2018 and 2017, respectively. Interest expense is primarily related to the financing of brand and licensing acquisitions. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Long-term debt including current maturities aggregated $23.1 million, $46.1 million and $60.6 million as of December 31, 2019, 2018 and 2017, respectively.

Foreign currency losses aggregated $1.1 million, $0.3 million and $1.5 million in 2019, 2018 and 2017, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of 2019 net sales of our European operations were denominated in U.S. dollars.

Interest and dividend income aggregated $3.7 million, $4.0 million and $3.0 million in 2019, 2018 and 2017, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

In December 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, and requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

The Tax Act also established new tax laws that took effect in 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a provision designed to tax global intangible low-taxed income (“GILTI”); and (iv) a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides a measurement period that was not to extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act was incomplete, but it was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements.

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

The Company has estimated of the effect of GILTI and has determined that it has no tax liability related to GILTI as of December 31, 2019 and 2018.

The Tax Act also contains a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”). The Company estimated the effect of FDII and recorded a tax benefit of $0.9 million and $0.6 million as of December 31, 2019 and 2018, respectively.

Our effective income tax rate was 27.7%, 27.3% and 29.2% in 2019, 2018 and 2017, respectively. The French government had introduced a 3% tax on dividends or deemed dividends for entities subject to French corporate income tax in 2012. In 2017, the French Constitutional Court released a decision declaring that the 3% tax on dividends or deemed dividends is unconstitutional. As a result of that decision, the Company filed a claim for refund of approximately $3.9 million for these taxes paid since 2015 including accrued interest of approximately $0.4 million. The Company recorded the refund claim as of December 31, 2017 and received the entire refund in 2018.

Excluding the 2017 adjustment to deferred tax benefit as a result of the Tax Act and the 2017 claim for refund, our effective tax rate for 2017 was 32.4%.

The French authorities are considering that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums, SA should pay French taxes on all or part of the profits of that entity. The French Tax Authority recently notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. No claim or assessment for any taxes or penalties has been made at this time. The Company disagrees and is prepared to vigorously defend its position. Consequently, no provision has been made in the accompanying financial statements as we believe it is more likely than not that our position will be sustained based on its technical merits. Although we believe that we have sufficient arguments to support our position, there exists a risk that the French authorities may prevail. The Company’s exposure in connection with this matter is approximately $5.8 million, net of recover taxes already paid to the Swiss authorities, and excluding interest.

Lastly, pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from approximately 33% to 25% over a three-year period which began in 2020. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2019	2018	2017
	(In thousands except share and per share data)

Net income attributable to European operations	$56,343	$56,469	$48,236
Net income attributable to United States operations	19,727	13,246	7,017
Net income	76,070	69,715	55,253
Less: Net income attributable to the noncontrolling interest	15,821	15,922	13,659
Net income attributable to Inter Parfums, Inc.	$60,249	$53,793	$41,594
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.92	$1.72	$1.33
Diluted	1.90	1.71	1.33
Weighted average number of shares outstanding:
Basic	31,451,093	31,307,991	31,172,285
Diluted	31,688,700	31,522,371	31,305,101

Net income has continued to increase over the past three years, and aggregated $76.1 million, $69.7 million and $55.3 million in 2019, 2018 and 2017, respectively. Net income attributable to European operations was $56.3 million, $56.5 million and $48.2 million in 2019, 2018 and 2017, respectively, while net income attributable to United States operations was $19.7 million, $13.2 million and $7.0 million in 2019, 2018 and 2017, respectively. The fluctuations in net income for European operations are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses and the French tax refund.

For United States operations the significant fluctuations in net income are also directly related to the previous discussions relating to changes in sales, gross profit margins and selling, general and administrative expenses. In addition, results for 2017 include the effect of the $2.1 million impairment loss.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is related to the profitability of our European operations, and aggregated 28.1%, 28.2% and 28.3% of European operations net income in 2019, 2018 and 2017, respectively. Net income attributable to Inter Parfums, Inc. aggregated $60.2 million, $53.8 million and $41.6 million in 2019, 2018 and 2017, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 8.4%, 8.0% and 7.0% in 2019, 2018 and 2017, respectively.

Liquidity and Capital Resources

The Company’s financial position remains strong. At December 31, 2019, working capital aggregated $389 million, and we had a working capital ratio of over 3 to 1. Cash and cash equivalents and short-term investments aggregated $253 million most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. Approximately 81% of the Company’s total assets are held by European operations including approximately $176 million of trademarks, licenses and other intangible assets.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $76.5 million, $63.0 million and $35.9 million in 2019, 2018 and 2017, respectively. In 2019, working capital items used $11.7 million in cash from operating activities, as compared to $20.9 million in 2018 and $32.5 million in 2017. Although accounts receivable is up slightly from that of the prior year, day’s sales outstanding improved to 68 days in 2019, as compared to 71 days and 67 days in 2018 and 2017, respectively. Inventory days on hand aggregated 225 days in 2019, as compared to 223 days in 2018 and 189 days in 2017, respectively. The increase in 2018 was primarily the result of the required buildup of inventory for new licenses entered into in 2018 where we do not have a full year of sales. At year-end 2019, higher inventory levels were needed to support our robust new product launch schedule for 2020. In terms of cash flow, inventory levels at December 31, 2019 are up only 3.7% from that date of the prior year.

Cash flows used in investing activities reflect the purchase and sales of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. At December 31, 2019, approximately $65 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we spent approximately $5.4 million on capital expenditures including tools and molds needed to support our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers. Payments for licenses, trademarks and other intangible assets primarily represent upfront entry fees incurred in connection with new license agreements. In December 2016, the Company agreed to a buyout of one of its licenses, effective December 31, 2016, for a payment aggregating approximately $5.9 million. The Company received the buyout payment in May 2017.

In 2018, in connection with a new license agreement, we agreed to pay $15.0 million in equal annual installments of $1.1 million including interest imputed at 4.1%. In 2015, in connection with a brand acquisition, we entered into a 5-year term loan payable in equal quarterly installments of €5.0 million (approximately $5.6 million) plus interest. In order to reduce exposure to rising variable interest rates, we entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2019, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2020 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28.1 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2019 and 2018.

Purchase of subsidiary shares from noncontrolling interest primarily represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees pursuant to its Free Share Plan.

In October 2017, our Board authorized a 24% increase in the annual dividend to $0.84 per share. In October 2018, our Board authorized a 31% increase in the annual dividend to $1.10 per share and in October 2019, our Board authorized a further 20% increase in the annual dividend to $1.32 per share. The next quarterly cash dividend of $0.33 per share is payable on April 15, 2020 to shareholders of record on March 31, 2020. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $44.2 million, $35.0 million and $27.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The cash dividends to be paid in 2020 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2019.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$23,060	$12,326	$2,142	$2,142	$6,450
Lease Liabilities	$29,991	$5,871	$9,772	$7,759	$6,589
Purchase Obligations(1)	$1,665,369	$173,159	$350,386	$344,796	$797,028
Total	$1,718,420	$191,356	$362,300	$354,697	$810,067

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2019, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

At December 31, 2019, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $18.5 million, GB £2.7 million and JPY ¥105.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2019

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$178,242	$166,242	$191,227	$177,803	$713,514
Gross margin	109,841	106,974	114,437	114,684	445,936
Net income	24,978	15,600	26,658	8,834	76,070
Net income attributable to Inter Parfums, Inc.	18,894	12,318	20,848	8,189	60,249
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.60	$0.39	$0.66	$0.26	$1.92
Diluted	$0.60	$0.39	$0.66	$0.26	$1.90
Weighted average common shares outstanding:
Basic	31,431	31,449	31,452	31,473	31,451
Diluted	31,679	31,687	31,676	31,713	31,689

Quarterly Data (Unaudited)

For the Year Ended December 31, 2018

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$171,767	$149,367	$177,213	$177,227	$675,574
Gross margin	105,629	95,654	109,147	117,132	427,562
Net income	21,862	14,259	24,426	9,168	69,715
Net income attributable to Inter Parfums, Inc.	15,909	10,899	18,938	8,047	53,793
Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.51	$0.35	$0.60	$0.26	$1.72
Diluted	$0.51	$0.35	$0.60	$0.26	$1.71
Weighted average common shares outstanding:
Basic	31,267	31,299	31,326	31,340	31,308
Diluted	31,429	31,490	31,587	31,584	31,522

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent auditor, Mazars USA LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 16 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2019, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of ten (10) directors.

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

During 2019, our board of directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2019, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our company’s website.

The Company does not have an “audit committee financial expert” within the definition of the applicable Securities and Exchange Commission rules. Finding qualified nominees to serve as a director of a public company without substantial financial resources has been challenging. In addition, despite the applicable Securities and Exchange Commission rule which states that being named as the audit committee financial expert does not impose any greater duty, obligation or liability, our company has been met with resistance from both present and former directors to being named as such, primarily due to potential additional personal liability. However, as the result of the background, education and experience of the members of the Audit Committee, our board of directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee.

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2019, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●	Nominating Committee – During 2019, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

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

Jean Madar

Jean Madar, age 59, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 61, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 63, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 58 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 59 a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 62, has been a Director since March 1997, and is also an independent director.

Mr. Bensoussan is the founder of Sirius Equity Consultants,, a retail and branded luxury goods Investment Company. To date, Mr. Bensoussan remains as an investor in feelunique.com, Europe’s largest online beauty retailer. C.A.R.O.L the AI driven fitness equipment, Hapy Sweet Bee Ltd, natural health food products, Zen Car the Belgium based electric car rental Company and Eaglemoss Ltd, UK part-works publisher.

He was previously a board member of Celio International, the French retail conglomerate and Vivarte representing the GLG hedge fund. In the latter part of 2019, Mr. Bensoussan resigned after 6 years as the only non-North American board member of lululemon athletica Inc.

He continues to remain as Chairman of feelunique.com since his appointment in December 2012. He is also a member of the Advisory Board of Pictet Bank Premium Brands Fund and is Chairman of Camaïeu, the French retail conglomerate.

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

Patrick Choël

Mr. Choël, age 76, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël was the President and CEO of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he held various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. Because of this experience, especially in the prestige beauty business, we believe that Mr. Choël is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 80 and an independent director, is the Founder, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded over 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, the acquisition of the luxury Swiss watchmaker Hublot by LVMH, the sale of the Harry Winston to Aber Diamond Corporation and Boucheron to Kering. Michel Dyens & Co. represented the owners of Liaigre, the luxury furniture brand, in the sale to Symphony International and Navis Capital, and Casa Dragones, the ultra-premium tequila, in the sale to BDT Partners (Byron Trott).

Michel Dyens & Co. represented Mr. ChinWook Lee, the founder and CEO of Dr. Jart+, in the sale of Have & Be Co. Ltd. to The Estée Lauder Companies. Michel Dyens & Co. also advised the owner of the ultra-luxury fragrance brand By Kilian, in the sale to Estée Lauder. Michel Dyens & Co. advised the shareholders of the largest independent hair color and hair care company in Brazil, Niely Cosmeticos in the sale of the company to L’Oréal, as well as the owner of the super-premium liqueur St-Germain in the sale of the brand to Bacardi, the Colomer Group (American Crew and CND/Shellac brands) in its sale to Revlon, and Sidney Frank Importing Company in the sale of the company to Jaegermeister. Other transactions include the sale of the Essie cosmetics business to L’Oréal, the sale of TIGI (BedHead and Catwalk brands) to Unilever, the luxury hair care brand Christophe Robin to The Hut Group, the thinning hair brand NIOXIN Research Laboratories to Procter & Gamble, John Frieda Professional Hair Care and Molton Brown to the Kao Corporation, the Svedka vodka brand to Constellation Brands and Chambord liqueur to Brown-Forman.

From April 2004 to September 2014, Mr. Dyens was an independent director of Interparfums SA. We believe Mr. Dyens is qualified to serve as a member of our board of directors thanks to his knowledge of our company’s luxury business, his business and financial acumen, as well as his experience in the luxury goods market.

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 54, was elected for the first time to our board in September 2017. She became a director of Interparfums SA in April 2017. She is currently operating a startup specialty fragrance business. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014 Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at the Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 79, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

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

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 59, has been with Interparfums SA for more than the past 20 years. He is currently the Executive Vice President and Chief Operating Officer of Interparfums SA, and was previously the Director of its Luxury and Fashion division beginning in March 2005. He was also previously the Director of Marketing and Distribution for Perfume and Cosmetics and was first named Executive Vice President in 2004.

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

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2019 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

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

During 2019, the members of such committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky.

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

The compensation committee views the competitive market place very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Generally, rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European operations. As such, as a general rule the compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation. However, in connection with the salary increase to Mr. Madar that occurred in February 2020 surveys of both peer companies and companies with comparable market capitalizations were used by the compensation committee as one of the factors in reaching such determination.

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

For 2019, Mr. Benacin received a modest increase in base salary of $13,000 to $511,000. For 2018, Mr. Benacin had received an increase in base salary of $28,000, after not receiving any increase in his base salary in 2017. Further, Mr. Benacin’s personal holding company received the same $250,000 in 2019 that it received in 2018 and 2017 for services rendered outside of the United States by Mr. Benacin for the benefit of the Company’s United States operations in his capacity as President of our company. Payment is being made by the Company’s United States operations to Mr. Benacin’s holding company in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

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

As Mr. Benacin values the services of two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President and the Chief Financial Officer, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer, equally, their base salaries, as well as their bonus compensation discussed below, have been in lockstep. For 2019, each of Messrs. Santi and Garcia-Pelayo received an increase in base salary of $13,000 to $443,000. Each of Messrs. Santi and Garcia-Pelayo had received an increase of $28,000 and $60,000 in 2018 and 2017, respectively. These increases were awarded primarily to reward these two executive officers for their contributions in European Operations achieving increases in both the sales and earnings. The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

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

For each of 2019, 2018 and 2017, Mr. Madar’s base salary, including cash compensation paid to his personal holding company, remained steady and aggregated $630,000. Cash compensation paid to Mr. Madar’s personal holding company in each year was in exchange for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his personal holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar for his services in the United States in 2018 was reduced $380,000 to $160,000, while payments to his holding company were increased by the like amount from $250,000 to $470,000. Therefore, through 2019 total cash compensation for Mr. Madar to be paid to him and his personal holding company remained unchanged at $630,000.

For seven years, from 2013 until 2019, the annual aggregate base salary paid to Mr. Madar individually and fees paid to his holding company remained unchanged at $630,000.

The members of each of the Audit Committee and the Executive Compensation and Stock Option Committee (collectively the “Committees”) jointly reviewed two surveys of chief executive officer salaries for 2019 consisting of (i) the Inter Parfums’ peer companies listed in the Inter Parfums’ Annual Report on Form 10-K and (ii) companies with comparable market capitalization (collectively the “CEO Salary Surveys”). Such surveys indicated that the annual and median average CEO salaries for peer companies in Inter Parfums’ annual report on Form 10-K (excluding the Madar Salary) were $2,854,656 and $1,540,000, respectively, and $2,604,346 and $1,750,000 for comparable market capitalization companies, respectively.

After review of the CEO Surveys, the Committees acknowledged that Mr. Madar’s current base salary is substantially below both of the median and average salaries as set forth in the CEO Salary Surveys, and had not been increased since 2013. In addition, the Committees acknowledged the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial increase in net sales and net income, as well as market capitalization from 2014, thus substantially increasing shareholder value.

Based upon the foregoing, on February 4, 2020 the Committees jointly authorized the aggregate annual increase in Mr. Madar’s base salary by $600,000 to $1.23 million effective as of January 1, 2020. The allocation was made as requested so that the annual base salary to Jean Madar individually will be $285,000 and the fees to Jean Madar Holding SAS will be $945,000 effective as of January 1, 2020.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, has received the same $30,000 increase in base salary for 2019, 2018 and 2017, and for 2019 his base salary was $690,000. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

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

For 2019 Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of discretionary bonus compensation of $110,000 for Mr. Benacin. For each of 2018 and 2017, Mr. Benacin proposed and the compensation committee concurred in the payment of discretionary bonus compensation for Mr. Benacin of $112,000 and $102,000, respectively. Over the past three years, this discretionary bonus compensation for Mr. Benacin has been approximately 21% of his base salary in 2019, 2018 and 2017. In addition, bonus compensation for Messrs. Santi and Garcia-Pelayo have remained in lockstep, and each was awarded a discretionary bonus of $324,000, $331,000 and $330,000, or approximately 73%, 73% and 74%, of their base salaries in 2019, 2018 and 2017, respectively.

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, for each of 2019, 2018 and 2017, Mr. Greenberg received a discretionary cash bonus of $50,000. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $34,000.

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

In each of December 2019, 2018 and 2017 in view of the contributions of both Messrs. Madar and Benacin to the company’s increased profitability, upon the recommendation of the company’s Chief Executive Officer, the compensation committee granted options to purchase a total of 25,000 shares of our common stock to the personal holding companies of each of Jean Madar and Philippe Benacin at the fair market value on the date of grant. Option grants to the personal holding companies Messrs. Madar and Benacin were identical as each is the Chief Executive Officer of their respective operating segments.

Also in each of December 2019, 2018 and 2017, the compensation committee granted options to purchase 25,000 shares to Mr. Greenberg, the Chief Financial Officer. The Compensation Committee determined that the option grants for Mr. Greenberg, which have remained the same for more than the past three years, were reasonable, so based upon the recommendation of the Chief Executive Officer, it determined to keep the option grants for such executive officer at the same level for 2019.

Upon recommendation of both Messrs. Madar and Benacin, option grants for Messrs. Santi and Garcia-Pelayo remained steady at 10,000 shares each for 2019, 2018 and 2017. The compensation committee believes that these grants were proper in view of their contribution to our company’s results in each of 2019, 2018 and 2017.

Interparfums SA Stock Compensation Plans

2016 Plan - In September 2016, Interparfums SA approved a plan to grant an aggregate of 15,100 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The corporate performance conditions were met and therefore in September 2019, 172,851 shares, adjusted for stock splits, were distributed and the employees were permitted to trade their shares. Under this plan in September 2019 Mr. Benacin received 3,993 shares of Interparfums SA stock, and Messrs. Santi and Garcia received 9,317shares each, all with a fair market value of €41.75 per share on the date of issuance, as adjusted for stock splits.

The aggregate cost of the grant of approximately $3.9 million was recognized as compensation cost by Interparfums SA on a straightline basis over the requisite three year service period.

2019 Plan - As of December 31, 2018, Interparfums SA approved an additional plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022 and will follow the same guidelines as the September 2016 plan. Under this plan in June 2022, Mr. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each, with Mr. Greenberg estimated to receive the equivalent of 1,000 of such shares, all subject to adjustment for stock splits.

The fair value of the grant of €29.84 per share (approximately $34.00 per share) has been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 142,379 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.4 million will be recognized as compensation cost by Interparfums SA on a straight-line basis over the requisite 3.5 year service period.

Similar to the September 2016 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During, 2019, the Company acquired 131,613 shares at an aggregate cost of $5.8 million.

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

Other Compensation

For 2019, Mr. Benacin received an automobile allowance of $12,093, which is the same amount paid in since 2010. For 2019 Mr. Garcia-Pelayo, Executive Vice President and Chief Operating Officer of Interparfums SA, received an automobile allowance of $8,734.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For each of 2019, 2018 and 2017, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of $16,789, $20,646 and $16,376, respectively, in their vale of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2019 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Patrick Choël and

Veronique Gabai-Pinsky

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2019	630,000	-0-	138,320	353,092	-0-	-0-	-0-	1,121,412
Chairman and	2018	630,000	-0-	-0-	364,638	-0-	-0-	-0-	994,638
Chief Executive Officer	2017	630,000	-0-	-0-	247,237	-0-	-0-	-0-	877,237

Russell Greenberg,	2019	690,000	50,000	34,580	353,092	-0-	-0-	-0-	1,127,672
Chief Financial Officer and	2018	660,000	50,000	-0-	364,638	-0-	-0-	-0-	1,074,638
Executive Vice President	2017	630,000	50,000	-0-	247,237	-0-	-0-	-0-	927,237

Philippe Benacin, President Inter	2019	760,583	109,731	138,320	353,092	-0-	16,789	12,093	1,390,608
Parfums, Inc., Chief Executive	2018	774,408	112,205	-0-	364,638	-0-	20,646	12,756	1,284,653
Officer of Interparfums SA	2017	723,348	101,646	-0-	247,237	-0-	16,376	12,198	1,100,805

Philippe Santi, Executive Vice	2019	443,401	323,593	138,320	141,237	34,028	16,789	-0-	1,097,368
President and Chief Financial	2018	453,542	330,708	-0-	189,082	33,130	20,646	-0-	1,027,108
Officer, Interparfums SA	2017	406,584	302,679	-0-	59,337	26,069	16,376	-0-	811,045

Frédéric Garcia-Pelayo,	2019	443,401	323,593	138,320	141,237	34,028	16,789	8,734	1,106,102
Executive Vice President and	2018	453,542	330,708	-0-	189,082	33,130	20,646	9,213	1,036,321
Chief Operating Officer Interparfums SA	2017	406,584	302,679	-0-	59,037	26,069	16,376	8,245	819,290

1 Amounts reflected under Option Awards represent the grant date fair values in 2019, 2018 and 2017 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC.

2 As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $34,000.

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

3 The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2019, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense($)	Lodging Expense($)	Total ($)

Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	12,093	-0-	12,093

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	8,734	-0-	8,734

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar*	12/31/19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	73.09	72.71
Russell Greenberg	12/31/19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	73.09	72.71
Philippe Benacin*	12/31/19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	25,000	73.09	72.71
Philippe Santi	12/31/19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	10,000	73.09	72.71
Frédéric Garcia-Pelayo	12/31/19	-0-	-0-	-0-	-0-	-0-	-0-	-0-	10,000	73.09	72.71

*	Options were granted to the personal holding companies of Messrs. Madar and Benacin, as each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies.

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

Interparfums SA Stock Grant Plans

2016 Plan – As discussed above, under this plan in September 2019 Mr. Benacin received 3,993 shares of Interparfums SA stock, and Messrs. Santi and Garcia received 9,317 shares each, all with a fair market value of €41.75 per share on the date of issuance, as adjusted for stock splits.

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

2019 Plan – As discussed above, under this plan in June 2022 Messrs. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each, with Mr. Greenberg estimated to receive the equivalent of 1,000 of such shares, all subject to adjustment for stock splits.

Interparfums SA Profit Sharing Plan

Also as discussed above and required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $34,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	19,000		-0-		-0-	27.795	12/30/20
	15,200		3,800		-0-	23.605	12/30/21
	11,400		7,600		-0-	32.825	12/30/22
	10,000		15,000	(2)	-0-	43.80	12/29/23
	5,000	(2)	20,000	(2)	-0-	65.25	12/30/24
	-0-		25,000	(2)	-0-	73.09	12/30/25

Russell Greenberg	25,000		-0-		-0-	27.795	12/30/20
	20,000		5,000		-0-	23.605	12/30/21
	15,000		10,000		-0-	32.825	12/30/22
	10,000		15,000		-0-	43.80	12/29/23
	5,000		20,000		-0-	65.25	12/30/24
	-0-		25,000		-0-	73.09	12/30/25

Philippe Benacin	19,000		-0-		-0-	27.795	12/30/20
	15,200		3,800		-0-	23.605	12/30/21
	11,400		7,600		-0-	32.825	12/30/22
	10,000		15,000	(2)	-0-	43.80	12/29/23
	5,000	(2)	20,000	(2)	-0-	65.25	12/30/24
	-0-		25,000	(2)	-0-	73.09	12/30/25

Philippe Santi	1,000		-0-		-0-	27.795	12/30/20
	200		200		-0-	25.821	1/27/2021
	1,200		1,200		-0-	23.605	12/30/21
	1,200		2,400		-0-	32.825	12/30/22
	1,200		3,600		-0-	43.80	12/29/23
	800		3,200		-0-	46.903	1/18/24
	2,000		8,000		-0-	65.25	12/30/24
	-0-		10,000		-0-	73.09	12/30/25

Frédéric Garcia-Pelayo	1,000		-0-		-0-	27.795	12/30/20
	200		200		-0-	25.821	1/27/2021
	1,200		1,200		-0-	23.605	12/30/21
	1,200		2,400		-0-	32.825	12/30/22
	1,200		3,600		-0-	43.80	12/29/23
	800		3,200		-0-	46.903	1/18/24
	2,000		8,000		-0-	65.25	12/30/24
	-0-		10,000		-0-	73.09	12/30/25

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.
2	Options are held in the name of personal holding company.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)

Jean Madar	-0-	-0-	-0-	-0-	N/A	4,000	138,320	-0-	NA

Russell Greenberg	-0-	-0-	-0-	-0-	N/A	1,000	34,580	-0-	NA

Philippe Benacin	-0-	-0-	-0-	-0-	N/A	4,000	138,320	-0-	NA

Philippe Santi	-0-	-0-	-0-	-0-	N/A	4,000	138,320	-0-	NA

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-	N/A	4,000	138,320	-0-	NA

[Footnotes from table above]

1	Estimated number of shares to be issued, with Mr. Greenberg estimated to receive the equivalent of 1,000 of such shares, only to the extent that the performance conditions have been met.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercie (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Jean Madar	19,000	669,689	-0-	-0-

Russell Greenberg	23,941	816,859	1,997	90,000	[2]

Philippe Benacin	19,000	664,406	3,993	183,945

Philippe Santi	5,600	174,929	9,317	431,905

Frédéric Garcia-Pelayo	5,600	167,300	9,317	431,905

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.
2	Under French law treated as a stock appreciation right and paid in US dollars in 2019.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	280,000	16,789
Philippe Santi	Inter Parfums SA Pension Plan	NA	270,000	16,789
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	270,000	16,789

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2019, our last completed fiscal year:

●	Our median employee’s compensation was $67,294

●	Our Chief Executive Officer’s total 2019 compensation was $1,121,412

●	Accordingly, our 2019 CEO to Median Employee Pay Ratio was 16.66 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2019 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2019. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2019, Mr. Benacin received an annual salary of approximately $539,000, and automobile expenses of approximately $13,000, which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2018, Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement was renewed at $250,000 for 2019. In addition, in December 2017, December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. From 2013 through 2017, Mr. Madar’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 was reduced from $380,000 to $160,000, while payments to his holding company were increased by the like amount from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar paid to him and his personal holding company remained unchanged at $630,000. This consulting agreement was been renewed at $470,000 for 2019. In addition, in December 2017, December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which were granted to his personal holding company instead of Mr. Madar directly.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
Francois Heilbronn[2]	23,500	-0-	14,833	-0-	-0-	46,625	84,958
Robert Bensoussan[3]	14,500	-0-	14,833	-0-	-0-	45,908	75,241
Patrick Choël[4]	23,500	-0-	14,833	-0-	-0-	27,101	65,434
Michel Dyens[5]	17,500	-0-	14,833	-0-	-0-	73,160	105.493
Veronique Gabai-Pinsky[6]	23,500	-0-	14,833	-0-	-0-	-0-	38,333
Gilbert Harrison[7]	14,500	-0-	14,833	-0-	-0-	-0-	29,333

[Footnotes from table above]

1.	Represents gain from exercise of stock options.
2.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,000 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 4,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 2,750 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 4,000 shares of our common stock.
6.	As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 3,000 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Harrison held options to purchase an aggregate of 3,000 shares of our common stock.

For 2018, all nonemployee directors received $5,000 for each board meeting at which they participate in person, and $2,500 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $6,000. In July 2019 and compensation to all nonemployee directors as increased to $6,000 for each board meeting at which they participate in person, and $3,000 for each meeting held by conference telephone. In addition, effective January 1, 2020 the annual fee for each member of the audit committee was raised to $8,000.

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

On February 1, 2019, options to purchase 1,000 shares were granted to each of our outside directors, Francois Heilbronn, Robert Bensoussan, Patrick Choël, Michel Dyens Veronique Gabai-Pinsky and Gilbert Harrison, all at the exercise price of $66.46 per share under the 2016 plan. All of such options were granted at the fair market value and vest ratably over a 4 year period. At our annual meeting in September 2019 our shareholders approved a proposal to amend our 2016 Stock Option Plan to increase the number of shares issuable upon exercise of options to be granted starting February 1, 2020 from 1,000 shares to 1,500 shares solely to nonemployee directors annually on each February 1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 12, 2020 we had 31,531,418 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	7,103,823	[2]	22.5%
Philippe Benacin c/o Interparfums SA 4, Rond Point Des Champs Elysees 75008 Paris, France	6,906,864	[3]	22.0%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	71,200	[4]	Less than 1%
Philippe Santi Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	7,600	[5]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	35,563	[6]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	8,000	[7]	Less than 1%
Patrick Choël 140 Rue de Grenelle 75007, Paris, France	4,000	[8]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	4,500[9]		Less than 1%
Veronique Gabai-Pinsky Vera Wang 15 E. 26th Street New York NY 10010	1,250[10]		Less than 1%
Gilbert Harrison Harrison Group 745 Fifth Avenue, Suite 514 New York, NY 10151	1,250[11]		Less than 1%
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point Des Champs Elysees 75008, Paris France	7,600[12]		Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,672,617[13]		8.5%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,944,815[14]		6.2%
All Directors and Officers (As a Group 10 Persons)	14,151,650[15]		44.7%

[1]	All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of the Company and Philippe Benacin, the Vice Chairman of the Board and President of the Company, have a verbal agreement or understanding to vote the shares each beneficially owns in a like manner.

[2]	Consists of 10,682 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 60,800 shares.
[3]	Consists of 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 60,800 shares.
[4]	Consists of shares of common stock underlying options.
[5]	Consists of shares of common stock underlying options.
[6]	Consists of 33,063 shares held directly and options to purchase 2,500 shares.
[7]	Consists of 5,500 shares held directly and options to purchase 2,500 shares.

[8]	Consists of 2,750 shares held directly and options to purchase 1,250 shares.
[9]	Consists of 2,000 shares held directly and options to purchase 2,500 shares..
[10]	Consists of shares of common stock underlying options.
[11]	Consists of shares of common stock underlying options.
[12]	Consists of shares of common stock underlying options.
[13]	Information based upon Schedule 13G Amendment 4 of Blackrock, Inc. dated February 5, 2020 as filed with the Securities and Exchange Commission.
[14]	Information based upon Schedule 13G Amendment 3 of The Vanguard Group, an investment advisor, dated February 12, 2020 as filed with the Securities and Exchange Commission.
[15]	Consists of 13,932,400 shares held directly or indirectly, and options to purchase 219,250 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	815,800	49.89	573,695
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	815,800	49.89	573,695

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2019, 2018 and 2017 fees for such services were $483,675, $214,513 and $233,625, respectively. In 2017, Inter Parfums USA, LLC, a United States subsidiary, renewed a license agreement for five years that was initially signed in 2012 on the same terms with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry.

During 2018, Interparfums SA, an indirect majority-owned subsidiary of the Company, loaned the Company $10 million. This loan was repayable in ten (10) equal monthly payments of $1,000,000 of principal plus accrued interest at 2% per annum, with the first payment due on May 31, 2019. The last payment was made on February 28, 2020.

Consulting Agreements

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2018, Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. This consulting agreement was renewed at $250,000 for 2019. In addition, in December 2017, December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. From 2013 through 2017, Mr. Madar’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 was reduced from $380,000 to $160,000, while payments to his holding company were increased by the like amount from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar paid to him and his personal holding company remained unchanged at $630,000. This consulting agreement was been renewed at $470,000 for 2019. In addition, in December 2017 and again in December 2018, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, and were granted to his personal holding company instead of Mr. Madar directly.

As discussed above, the members of each of the Audit Committee and the Executive Compensation and Stock Option Committee (collectively the “Committees”) reviewed two surveys of chief executive officer salaries for 2019. After review of the CEO Surveys and the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial success, in February 2020 the Committees jointly authorized the aggregate annual increase in Mr. Madar’s base salary by $600,000 to $1.23 million effective as of January 1, 2020. The allocation was made as requested so that the annual base salary to Jean Madar individually will be $285,000 and the fees to Jean Madar Holding SAS will be $945,000 effective as of January 1, 2020.

Investment in Private Company

During 2019 each of our company and Interparfums SA made a $100,000 investment in a privately held start-up fragrance company controlled by director, Veronique Gabai-Pinsky.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2019 and December 31, 2018.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.2 and $1.0 million for 2019 and 2018, respectively.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2019 and 2018.

Tax Fees

Mazars USA LLP billed us $41,500 and $30,000 for tax services during 2019 and 2018, respectively.

All Other Fees

Mazars S.A. billed us $9,000 and $8,000 for other services during 2019 or 2018.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2019, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2019.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, of up to a $5,000 fee limit per project, subject to an aggregate fee limit of $25,000 for fiscal year ended December 31, 2019. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

●	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

●	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements annexed hereto

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2019	F-5

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2019	F-6

Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2019	F-7

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019	F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	F-30

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

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended  December 31, 2019, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated indefinite and finite – life intangible assets balance was $202 million at December 31, 2019. Indefinite lived intangible assets principally consist of trademarks and finite-lived intangible assets represent fees to acquire, or enter into a license.

Those intangible assets are tested for impairment as follows:

-	Indefinite – life intangible assets are tested for impairment at least annually at the reporting unit level or more frequently when events occur or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair value is estimated based upon discounted future cash flow projections. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

-	Finite – life intangible assets are tested for impairment testing whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted cash flows is less than the carrying value of a finite-lived intangible asset, an impairment charge would be recorded.

The determination of the future cash flows of the intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on the finite – life intangible assets requires management judgments and involves assumptions.

We identified the impairment assessment of intangible assets as a critical audit matter. Auditing management’s judgments regarding the evaluation of impairment indicators, forecasts of future revenue and operating margin, and the discount rate to be applied involve a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

►	Reviewing the analysis of the identification of impairment evidence for each indefinite and finite-life asset based on three indicators (sales analysis, new products launches, payment of minimum guarantees), and then corroborate that analysis with external information and evidence obtained in other areas of the audit.

►	Testing the effectiveness of controls relating to management’s impairment tests, including controls over the impairment indicators and determination of the future cash flows.

►	In testing management’s process for determining the future cash flows we evaluated the reasonableness of management’s forecasts of future revenue and operating margin by performing a retrospective review in comparing these forecasts to historical operating results and evaluating whether the assumptions used were reasonable considering current information as well as future expectations as well as using additional evidence obtained in other areas of the audit.

►	Utilizing a valuation specialist to assist in auditing the discount rate. It includes evaluating whether the assumptions used were reasonable by comparing with third party market data.

/s/ Mazars USA LLP

We have served as the Company's auditor since 2004.

New York, New York

March 2, 2020

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands except share and per share data)

Assets	2019	2018
Current assets:
Cash and cash equivalents	$192,417	$193,136
Short-term investments	60,714	67,870
Accounts receivable, net	133,010	133,320
Inventories	167,809	161,778
Receivables, other	2,054	2,112
Other current assets	17,123	12,576
Income taxes receivable	169	810
Total current assets	573,296	571,602
Equipment and leasehold improvements, net	11,107	9,839
Right-of-use assets, net	28,359	–
Trademarks, licenses and other intangible assets, net	201,983	204,325
Deferred tax assets	8,004	5,761
Other assets	6,083	6,302
Total assets	$828,832	$797,829
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$12,326	$23,155
Current portion of lease liabilities	5,356	–
Accounts payable - trade	54,098	58,328
Accrued expenses	96,421	94,668
Income taxes payable	5,865	4,396
Dividends payable	10,399	8,630
Total current liabilities	184,465	189,177
Long–term debt, less current portion	10,734	22,906
Lease liabilities, less current portion	24,635	–
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	–	–
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,513,018 and 31,382,127 shares at December 31, 2019 and 2018, respectively	31	31
Additional paid-in capital	70,664	69,970
Retained earnings	474,637	448,731
Accumulated other comprehensive loss	(39,853)	(33,650)
Treasury stock, at cost, 9,864,805 common shares at December 31, 2019 and 2018	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	468,004	447,607
Noncontrolling interest	140,994	138,139
Total equity	608,998	585,746
Total liabilities and equity	$828,832	$797,829

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2019, 2018, and 2017

(In thousands except share and per share data)

	2019	2018	2017

Net sales	$713,514	$675,574	$591,251
Cost of sales	267,578	248,012	214,965
Gross margin	445,936	427,562	376,286
Selling, general, and administrative expenses	341,209	332,831	295,540
Impairment loss	–	–	2,123
Income from operations	104,727	94,731	78,623
Other expenses (income):
Interest expense	2,146	2,578	1,992
Loss on foreign currency	1,128	251	1,549
Interest income	(3,693)	(3,957)	(2,983)
	(419)	(1,128)	558

Income before income taxes	105,146	95,859	78,065
Income taxes	29,076	26,144	22,812
Net income	76,070	69,715	55,253
Less: Net income attributable to the noncontrolling interest	15,821	15,922	13,659
Net income attributable to Inter Parfums, Inc.	$60,249	$53,793	$41,594
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.92	$1.72	$1.33
Diluted	$1.90	$1.71	$1.33
Weighted average number of shares outstanding:
Basic	31,451,093	31,307,991	31,172,285
Diluted	31,688,700	31,522,371	31,305,101

Dividends declared per share	$1.16	$0.91	$0.72

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019, 2018, and 2017

(In thousands except share and per share data)

	2019	2018	2017

Net income	$76,070	$69,715	$55,253

Other comprehensive income:
Net derivative instrument income, net of tax	22	175	54
Transfer of OCI into earnings	(136)	(37)	22
Translation adjustments, net of tax	(8,712)	(22,555)	55,995
	(8,826)	(22,417)	56,071
Comprehensive income	67,244	47,298	111,324

Comprehensive income attributable to noncontrolling interests:
Net income	15,821	15,922	13,659
Net derivative instrument income (loss), net of tax	(30)	39	17
Transfer of OCI into earnings	--	--	5
Translation adjustments, net of tax	(2,593)	(6,638)	15,899
	13,198	9,323	29,580
Comprehensive income attributable to Inter Parfums Inc.	$54,046	$37,975	$81,744

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2019, 2018, and 2017

(In thousands except share and per share data)

	2019	2018	2017

Common stock, beginning and end of year	$31	$31	$31

Additional paid-in capital, beginning of year	69,970	66,004	63,103
Shares issued upon exercise of stock options	4,458	3,406	1,963
Purchase of subsidiary shares from noncontrolling interests	(5,167)	(572)	–
Stock-based compensation	1,403	1,132	938
Additional paid-in capital, end of year	70,664	69,970	66,004

Retained earnings, beginning of year	448,731	422,570	402,714
Net income	60,249	53,793	41,594
Dividends	(36,349)	(28,356)	(22,460)
Stock-based compensation	2,006	724	722
Retained earnings, end of year	474,637	448,731	422,570

Accumulated other comprehensive loss, beginning of year	(33,650)	(17,832)	(57,982)
Foreign currency translation adjustment, net of tax	(6,119)	(15,917)	40,096
Transfer from other comprehensive income into earnings	(136)	(37)	17
Net derivative instrument gain, net of tax	52	136	37
Accumulated other comprehensive loss, end of year	(39,853)	(33,650)	(17,832)

Treasury stock, beginning and end of year	(37,475)	(37,475)	(37,475)

Noncontrolling interest, beginning of year	138,139	137,339	113,267
Net income	15,821	15,922	13,659
Foreign currency translation adjustment, net of tax	(2,593)	(6,638)	15,899
Transfer from other comprehensive income into earnings	–	–	5
Net derivative instrument gain (loss), net of tax	(30)	39	17
Purchase of subsidiary shares from noncontrolling interests	(920)	(236)	–
Dividends	(9,654)	(8,706)	(6,039)
Stock-based compensation	231	419	531
Noncontrolling interest, end of year	140,994	138,139	137,339

Total equity	$608,998	$585,746	$570,637

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018, and 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$76,070	$69,715	$55,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	8,729	11,031	11,914
Provision for doubtful accounts	1,380	1,442	939
Noncash stock compensation	3,394	2,205	2,093
Lease expense	1,068	–	–
Deferred tax benefit	(2,330)	(158)	(591)
Change in fair value of derivatives	(169)	(302)	(1,254)
Changes in:
Accounts receivable	1,124	(21,532)	(4,116)
Inventories	(5,925)	(29,341)	(28,518)
Other assets	(4,945)	(1,016)	(1,173)
Accounts payable and accrued expenses	(4,960)	25,592	5,696
Income taxes, net	3,016	5,405	(4,352)
Net cash provided by operating activities	76,452	63,041	35,891
Cash flows from investing activities:
Purchases of short-term investments	(38,958)	(10,030)	(31,874)
Proceeds from sale of short-term investments	44,814	8,859	66,981
Purchase of equipment and leasehold improvements	(5,427)	(3,956)	(3,023)
Payment for intangible assets acquired	(6,067)	(8,509)	(1,046)
Proceeds from sale of trademark	–	–	5,886
Net cash provided by (used in) investing activities	(5,638)	(13,636)	36,924
Cash flows from financing activities:
Repayment of long-term debt	(22,321)	(23,487)	(22,362)
Proceeds from exercise of options	4,458	3,406	1,963
Dividends paid	(34,579)	(26,287)	(21,192)
Dividends paid to noncontrolling interests	(9,654)	(8,706)	(6,039)
Purchase of subsidiary shares from noncontrolling interests	(6,087)	(808)	–
Net cash used in financing activities	(68,183)	(55,882)	(47,630)
Effect of exchange rate changes on cash	(3,350)	(8,730)	21,330
Net increase (decrease) in cash and cash equivalents	(719)	(15,207)	46,515
Cash and cash equivalents – beginning of year	193,136	208,343	161,828
Cash and cash equivalents – end of year	$192,417	$193,136	$208,343
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,764	$1,745	$1,813
Income taxes	26,332	24,995	24,337

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Jimmy Choo, Coach, and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2019	2018	2017
Montblanc	22%	19%	21%
Jimmy Choo	16%	17%	18%
Coach	14%	15%	10%
GUESS (license commenced April 1, 2018)	10%	n/a	n/a
Lanvin	8%	10%	11%

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

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $2.5 million and $2.6 million as of December 31, 2019 and 2018, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and are stated at the lower of cost and net realizable value, with cost being determined on the first-in, first-out method. Cost components include raw materials, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

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

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.94% and 6.21% in 2019 and 2018, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured and control of the assets has passed to the customer based on the agreed upon shipping terms. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $7.7 million, $7.1 million and $5.9 million in 2019, 2018 and 2017, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2019, 2018 or 2017.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $4.1 million and $2.2 million at December 31, 2019 and 2018, respectively, and the amounts recognized for the rights to recover products was $1.6 million and $0.8 million at December 31, 2019 and 2018, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $144.6 million, $139.7 million and $123.7 million for 2019, 2018 and 2017, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $38.9 million, $36.4 million and $33.8 million in 2019, 2018 and 2017, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, excluding potential renewal periods, range from approximately 1 to 14 years.  Under each license, the Company is required to pay royalties in the range of 5% to 10% to the licensor, at least annually, based on net sales to third parties.

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

December 31, 2019, 2018 and 2017

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as updated in 2019 and 2020, which require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules will be effective for the Company in the first quarter of 2020. The Company expects the new rules to apply to its trade receivables, but does not expect the adoption to have a material impact on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

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

Reclassifications

Certain prior year’s amounts in the accompanying consolidated balance sheet and statements of cash flows have been reclassified to conform to current period presentation.

(2)	Recent Agreements

Abercrombie & Fitch and Hollister

In November 2019, we extended our license for both the Abercrombie & Fitch and Hollister brands until December 31, 2022, and added automatic renewals unless terminated on 3 years’ notice.

MCM

In September 2019, the Company entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances under the MCM brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Oscar de la Renta

In September 2019, the Company and Oscar de la Renta entered into an amended license agreement extending their partnership through December 31, 2031, and added an additional five-year extension option through December 31, 2036. The original license agreement, signed in October 2013, would have expired on December 31, 2025.

Kate Spade New York

In June 2019, the Company entered into an exclusive, 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution of fragrances under the Kate Spade brand. This license took effect on January 1, 2020, and our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

(3)	Inventories

	December 31,
	2019	2018
Raw materials and component parts	$71,895	$67,508
Finished goods	95,914	94,270
	$167,809	$161,778

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

Overhead included in inventory aggregated $4.3 million and $4.2 million as of December 31, 2019 and 2018, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $4.9 million as of December 31, 2019 and 2018.

(4)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$60,714	$—	$60,714	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	16		16
Foreign currency forward exchange contracts not accounted for using hedge accounting	112	—	112	—

	$60,842	$—	$60,842	$—
Liabilities:
Interest rate swap	$30	$—	$30	$—

		Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$67,870	$—	$67,870	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	179		179

	$68,049	$—	$68,049	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	45	—	45	—
Interest rate swap	$207	$—	$207	$—

	$252	$—	$252	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2019. For the years ended December 31, 2019 and 2018, interest expense includes a gain of $0.2 million and $0.3 million, respectively, relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2019 and December 31, 2018, resulted in an asset and is included in other current assets on the accompanying balance sheets.

At December 31, 2019, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $18.5 million, GB £2.7 million and JPY ¥105.0 million, which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

(6)	Equipment and Leasehold Improvements

	December 31,
	2019	2018
Equipment	$37,743	$36,465
Leasehold improvements	1,760	1,639
	39,503	38,104
Less accumulated depreciation and amortization	28,396	28,265
	$11,107	$9,839

Depreciation and amortization expense was $3.7 million, $4.1 million and $3.8 million in 2019, 2018, and 2017, respectively.

(7)	Trademarks, Licenses and Other Intangible Assets

2019	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$121,001	$—	$121,001
Trademarks (finite lives)	43,464	67	43,397
Licenses (finite lives)	88,008	53,714	34,294
Other intangible assets (finite lives)	15,436	12,145	3,291
Subtotal	146,908	65,926	80,982
Total	$267,909	$65,926	$201,983

2018	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$123,287	$—	$123,287
Trademarks (finite lives)	44,300	69	44,231
Licenses (finite lives)	85,100	50,539	34,561
Other intangible assets (finite lives)	13,619	11,373	2,246
Subtotal	143,019	61,981	81,038
Total	$266,306	$61,981	$204,325

Amortization expense was $5.0 million, $7.0 million and $6.0 million in 2019, 2018 and 2017, respectively. Amortization expense is expected to approximate $5.3 million in 2020 and 2021, $3.8 million in 2022 and 2023 and $3.6 million in 2024. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 15 years and 2 years, respectively, and 14 years on average.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2017, the Company set in motion a plan to discontinue some of its mass market product lines. As a result, the Company recorded an impairment loss of $2.1 million as of December 31, 2017. There were no impairment charges for trademarks with indefinite useful lives in 2019 and 2018. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.94%, 6.21%, 6.22% as of December 31, 2019, 2018 and 2017, respectively. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $79 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

(8)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
Advertising liabilities	$25,713	$14,868
Salary (including bonus and related taxes)	16,173	19,939
Royalties	16,646	14,533
Due vendors (not yet invoiced)	19,196	29,790
Retirement reserves	9,907	9,616
Refund (return) liability	4,131	2,200
Other	4,655	3,722
	$96,421	$94,668

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the daily one-month LIBOR plus 2% (the one-month LIBOR was 1.76% as of December 31, 2019). The line of credit which has a maturity date of December 18, 2020 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2019 and 2018.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $28 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.379% at December 31, 2019). Outstanding amounts were zero as of December 31, 2019 and 2018.

As there were no borrowings outstanding as of December 31, 2019 and 2018, there is no weighted average interest rate on short-term borrowings as of December 31, 2019 and 2018.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

(10)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2019	2018

$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	$11,806	$11,291
$111.0 million 5-year term loan payable in 20 equal quarterly installments plus interest at 1.2% per annum	11,254	34,350
Other	—	420
	23,060	46,061
Less current maturities	12,326	23,155
Total	$10,734	$22,906

The $111.0 million 5-year term loan requires the maintenance of certain financial covenants, tested semi-annually, including a maximum leverage ratio and a minimum interest coverage ratio. The facility also contains new debt restrictions among other standard provisions. The Company is in compliance with all of the covenants and other restrictions of the debt agreements. In order to reduce exposure to rising variable interest rates, the Company entered into a swap transaction effectively exchanging the variable interest rate to a fixed rate of approximately 1.2%. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income. Maturities of long-term debt subsequent to December 31, 2019 are approximately $12.3 million in 2020 and $1.1 million per year thereafter through 2033.

(11)	Commitments

Leases

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

As of December 31, 2019, the weighted average remaining lease term was 6.6 years and the weighted average discount rate used to determine the operating lease liability was 2.8%. Rental expense related to operating leases was $7.5 million, $7.0 million, and $6.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Operating lease payments included in operating cash flows totaled $6.0 million and noncash additions to operating lease assets totaled $34.9 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

Maturities of lease liabilities subsequent to December 31, 2019 are as follows:

(In thousands)
2020	$5,871
2021	5,159
2022	4,613
2023	3,968
2024	3,790
Thereafter	9,692
33,093
Less imputed interest (based on 2.8%
weighted-average discount rate)	(3,102)
$29,991

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)
2020	$173,159
2021	178,951
2022	171,435
2023	177,442
2024	167,355
Thereafter	797,028
$1,665,370

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2019, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $53.0 million, $48.9 million and $39.6 million, in 2019, 2018 and 2017, respectively, and represented 7.4%, 7.2% and 6.7% of net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

(12)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.4 million and $1.1 million in 2019 and 2018, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2019:

	Number of Shares Grant Date	Weighted Average Grant Date Fair Value Grant Date
Nonvested options – beginning of year	485,360	$10.72
Nonvested options granted	194,050	$14.14
Nonvested options vested or forfeited	(165,200)	$9.65
Nonvested options – end of year	514,210	$12.36

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2019	2018	2017
Income before income taxes	$3,390	$2,200	$2,100
Net income attributable to Inter Parfums, Inc.	2,060	1,390	1,150
Diluted earnings per share attributable to Inter Parfums, Inc.	0.07	0.04	0.04

The following table summarizes stock option activity and related information for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019		2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	776,171	$41.33	730,980	$31.92	684,540	$26.94
Options granted	194,050	72.89	196,350	63.91	174,600	43.48
Options exercised	(130,891)	34.06	(140,579)	24.21	(103,230)	19.03
Options forfeited	(23,530)	45.48	(10,580)	37.64	(24,930)	29.49
Shares under option - end of year	815,800	49.89	776,171	41.33	730,980	31.92

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

At December 31, 2019, options for 573,695 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $18.7 million as of December 31, 2019 and unrecognized compensation cost related to stock options outstanding aggregated $6.0 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2019, 2018 and 2017 were $14.14, $14.31 and $9.82 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2019	2018	2017
Weighted-average expected stock-price volatility	25%	27%	28%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	1.7%	2.5%	2.2%
Weighted-average dividend yield	2.0%	2.0%	2.0%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2019	2018	2017
Proceeds from stock options exercised	$4,458	$3,406	$1,963
Tax benefits	$690	$807	$600
Intrinsic value of stock options exercised	$4,520	$4,310	$2,258

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2019:

		Options	Options outstanding weighted average remaining	Options
	Exercise prices	outstanding	contractual life	exercisable
	$23.61 - $27.80	179,740	1.52 years	153,820
	$32.83 - $33.95	108,280	2.97 years	57,180
	$40.15 - $46.90	158,380	3.96 years	55,520
	$65.25-$66.46	181,350	4.97 years	35,070
	$73.09	188,050	6.00 years	—
Totals		815,800	3.99 years	301,590

As of December 31, 2019, the weighted average exercise price of options exercisable was $35.05 and the weighted average remaining contractual life of options exercisable is 2.62 years. The aggregate intrinsic value of options exercisable at December 31, 2019 is $11.4 million.

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

Similar to the September 2016 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the year ended December 31, 2019, the Company acquired 131,613 shares at an aggregate cost of $5.8 million.

All share purchases and issuances have been classified as equity transactions on the accompanying balance sheet.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

Dividends

64. In October 2019, the Board of Directors of the Company authorized a 20% increase in the annual dividend to $1.32 per share. The quarterly dividend aggregating approximately $10.4 million ($0.33 per share) declared in December 2019 was paid in January 2020. The next quarterly dividend of $0.33 per share will be paid on April 15, 2020 to shareholders of record on March 31, 2020.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2019	2018	2017

Numerator for diluted earnings per share	$60,249	$53,793	$41,594
Denominator:
Weighted average shares	31,451,093	31,307,991	31,172,285
Effect of dilutive securities:
Stock options	237,607	214,380	132,816

Denominator for diluted earnings per share	31,688,700	31,522,371	31,305,101

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$1.92	$1.72	$1.33
Diluted	1.90	1.71	1.33

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 183,000, 89,000, and 165,000 shares of common stock for 2019, 2018, and 2017, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2019	2018	2017
Net sales:
United States	$173,522	$140,768	$116,244
Europe	542,226	537,805	476,660
Eliminations of intercompany sales	(2,234)	(2,999)	(1,653)
	$713,514	$675,574	$591,251
Net income attributable to Inter Parfums, Inc.:
United States	$19,365	$13,071	$7,051
Europe	40,840	40,877	34,577
Eliminations	44	(155)	(34)
	$60,249	$53,793	$41,594
Depreciation and amortization expense including impairment loss:
United States	$3,088	$2,711	$3,943
Europe	5,641	8,320	7,971
	$8,729	$11,031	$11,914
Interest income:
United States	$345	$137	$58
Europe	3,501	3,820	2,925
Eliminations	(153)	--	--
	$3,693	$3,957	$2,983
Interest expense:
United States	$673	$419	$--
Europe	1,626	2,159	1,992
Eliminations	(153)	--	--
	$2,146	$2,578	$1,992
Income tax expense:
United States	$3,945	$2,264	$3,764
Europe	25,101	23,898	19,069
Eliminations	30	(18)	(21)
	$29,076	$26,144	$22,812

	December 31,
	2019	2018	2017
Total assets:
United States	$166,180	$133,706	$92,909
Europe	670,657	684,485	694,385
Eliminations	(8,005)	(20,362)	(9,522)
	$828,832	$797,829	$777,772
Additions to long-lived assets:
United States	$5,851	$19,181	$980
Europe	5,643	4,188	3,089
	$11,494	$23,369	$4,069
Total long-lived assets:
United States	$44,473	$25,753	$9,284
Europe	196,976	188,411	201,541
	$241,449	$214,164	$210,825
Deferred tax assets:
United States	$705	$650	$781
Europe	7,241	5,023	4,987
Eliminations	58	88	69
	$8,004	$5,761	$5,837

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

United States export sales were approximately $113.2 million, $95.5 million and $71.4 million in 2019, 2018 and 2017, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2019	2018	2017
North America	$234,000	$210,200	$176,900
Europe	240,800	233,600	214,800
Asia	106,500	109,000	88,000
Middle East	72,600	59,300	50,500
Central and South America	46,200	51,700	51,200
Other	13,400	11,800	9,900
	$713,500	$675,600	$591,300

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$225,300	$204,000	$173,000
France	$43,500	$44,000	$44,000
Russia	$36,800	$35,000	$34,000
United Kingdom	$35,800	$36,000	$33,000

(15)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no uncertain tax position at December 31, 2019.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2019	2018	2017
U.S. operations	$23,384	$15,162	$10,761
Foreign operations	81,762	80,697	67,304
	$105,146	$95,859	$78,065

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$3,280	$1,629	$4,050
State and local	713	497	302
Foreign	27,412	24,175	19,051
	31,405	26,301	23,403
Deferred:
Federal	(3)	113	(554)
State and local	(22)	—	(55)
Foreign	(2,304)	(270)	18
	(2,329)	(157)	(591)
Total income tax expense	$29,076	$26,144	$22,812

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
Net deferred tax assets:
Foreign net operating loss carry-forwards	$362	$468
Inventory and accounts receivable	1,231	658
Profit sharing	4,812	4,561
Stock option compensation	588	626
Effect of inventory profit elimination	4,630	3,267
Other	214	(23)
Total gross deferred tax assets, net	11,837	9,557
Valuation allowance	(361)	(258)
Net deferred tax assets	11,476	9,299
Deferred tax liabilities (long-term):
Trademarks and licenses	(3,472)	(3,538)
Net deferred tax assets	$8,004	$5,761

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

Tax Cuts and Jobs Act

In December 2017, the U.S. government passed the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the future U.S. federal corporate tax rate from 35% to 21% beginning in 2018, and requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

The Tax Act also established new tax laws that took effect in 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a provision designed to tax global intangible low-taxed income (“GILTI”); and (iv) a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides a measurement period that was not to extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act was incomplete, but it was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements.

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

The Company has estimated of the effect of GILTI and has determined that it has no tax liability related to GILTI as of December 31, 2019 and 2018.

The Tax Act also contains a provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”). The Company estimated the effect of FDII and recorded a tax benefit of approximately $0.9 million and $0.6 million as of December 31, 2019 and 2018, respectively.

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

Other Tax Matters

The French authorities are considering that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums, SA should pay French taxes on all or part of the profits of that entity. The French Tax Authority recently notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. No claim or assessment for any taxes or penalties has been made at this time. The Company disagrees and is prepared to vigorously defend its position. Consequently, no provision has been made in the accompanying financial statements as we believe it is more-likely-than-not that our position will be sustained based on its technical merits. Although we believe that we have sufficient arguments to support our position, there exists a risk that the French authorities may prevail. The Company’s exposure in connection with this matter is approximately $5.8 million, net of recovery taxes already paid to the Swiss authorities, and excluding interest.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(In thousands except share and per share data)

The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2016.

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

	2019	2018	2017
Statutory rates	21.0%	21.0%	34.0%
State and local taxes, net of Federal benefit	0.6	0.4	0.2
Benefit of Foreign Derived Intangible Income	(0.9)	(0.6)	—
Deferred tax effect of statutory tax rate changes	—	—	1.4
Foreign income tax recovery	—	—	(4.6)
Effect of foreign taxes greater than (less than) U.S. statutory rates	7.5	7.3	(1.0)
Other	(0.6)	(0.8)	(0.8)
Effective rates	27.6%	27.3%	29.2%

(16)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consists of the following:

	Year ended December 31,
	2019	2018	2017

Net derivative instruments, beginning of year	$136	$37	$(17)
Net derivative instrument gain (loss), net of tax	(84)	99	54
Net derivative instruments, end of year	52	136	37

Cumulative translation adjustments, beginning of year	(33,786)	(17,869)	(57,965)
Translation adjustments	(6,119)	(15,917)	40,096
Cumulative translation adjustments, end of year	(39,905)	(33,786)	(17,869)

Accumulated other comprehensive loss	$(39,853)	$(33,650)	$(17,832)

(17)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2019	2018	2017

Net income attributable to Inter Parfums, Inc.	$60,249	$53,793	$41,594
Decrease in Inter Parfums, Inc.’s additional
paid-in capital for subsidiary share transactions	(5,167)	(572)	—
Change from net income attributable to Inter
Parfums, Inc. and transfers from
noncontrolling interest	$55,082	$53,221	$41,594

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2019	$2,602	1,380	(41)	(d)	1,489	(a)	2,452
Year ended December 31, 2018	$1,821	1,441	(91)	(d)	569	(a)	2,602
Year ended December 31, 2017	$2,011	843	205	(d)	1,238	(a)	1,821

Allowance for sales returns, net of inventory:
Year ended December 31, 2019	$1,379	2,387	-		1,179	(b)	2,587
Year ended December 31, 2018	$3,310	1,329	-		3,260	(b)	1,379
Year ended December 31, 2017	$3,332	3,497	-		3,519	(b)	3,310

Inventory reserve:
Year ended December 31, 2019	$4,854	5,321	(70)	(d)	5,196	(c)	4,909
Year ended December 31, 2018	$5,349	4,694	(183)	(d)	5,006	(c)	4,854
Year ended December 31, 2017	$5,316	3,300	570	(d)	3,837	(c)	5,349

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	March 2, 2020

/s/ Russell Greenberg
Russell Greenberg	Chief Financial and Accounting Officer and Director	March 2, 2020

/s/ Philippe Benacin
Philippe Benacin	Director	February 28, 2020

/s/ Philippe Santi
Philippe Santi	Director	February 28, 2020

/s/ François Heilbronn
François Heilbronn	Director	February 28, 2020

/s/ Robert Bensoussan
Robert Bensoussan	Director	February 28, 2020

/s/ Patrick Choël
Patrick Choël	Director	February 28, 2020

/s/ Michel Dyens
Michel Dyens	Director	February 28, 2020

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	February 28, 2020

/s/ Gilbert Harrison
Gilbert Harrison	Director	February 28, 2020

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

Exhibit No.	Description

4.21	2004 Nonemployee Director Stock Option Plan as amended

4.22	2004 Stock Option Plan as amended

3.7	Memorandum and Articles of Association of Inter Parfums USA Hong Kong Limited

10.156	Consulting Agreement with Jean Madar Holding SAS

Exhibit No.	Description
10.168	Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY

10.168.1	Exhibits to Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY

10.169	Fourth Amendment to Lease for 60 Stults Road, South Brunswick, NJ

10.171	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2018 with Schedule of Option Holders and Options Granted

21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following document heretofore filed with the Commission is incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2020:

Exhibit No.	Description

10.171	Form of Amendment to Consulting Agreement for Jean Madar Holding SAS

The following documents heretofore filed with the Commission more than five (5) years ago are hereby filed again as exhibits to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2019:

Exhibit No.	Description	Page Nos.

10.160	Consulting Agreement with Philippe Benacin Holding SAS	276

Exhibit No.	Description	Page Nos.

3.1.1	Restated Certificate of Incorporation dated September 3, 1987	124

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992	128

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993	132

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999	134

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000	135

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004	139

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.	140

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)	156

3.4	Articles of Incorporation of Interparfums SA	170

3.4.1	Articles of Incorporation of Interparfums SA (English translation)	184

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991	198

10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York	205

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, LP, and Jean Philippe Fragrances, Inc. dated July 10, 1995	240

10.61.1	Third Amendment to Lease for 60 Stults Road, South Brunswick, NJ	269

10.161	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2014 with Schedule of Option Holders and Options Granted	285

10.162	Form of Option Agreement for Options Granted to Executive Officers on January 28, 2015 with Schedule of Option Holders and Options Granted	288

The following documents are filed with this report:

Exhibit No.	Description	Page Nos.
10.172	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2019 with Schedule of Option Holders and Options Granted	291

10.173	Lease for Interparfums SA Distribution Center	294

	(confidential information in this exhibit was omitted)

21	List of Subsidiaries	366

23	Consent of Mazars USA LLP	367

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	368

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	369

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	370

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	371

101	Interactive data files