Form 10-Q
period 2020-03-31
INTER PARFUMS INC
filed 2020-05-11
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020.

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

At May 11, 2020, there were 31,531,958 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

i

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$142,557	$192,417
Short-term investments	61,539	60,714
Accounts receivable, net	133,640	133,010
Inventories	169,477	167,809
Receivables, other	2,936	2,054
Other current assets	21,630	17,123
Income taxes receivable	137	169

Total current assets	531,916	573,296

Equipment and leasehold improvements, net	11,194	11,107

Right-of-use assets, net	27,174	28,359
Trademarks, licenses and other intangible assets, net	196,813	201,983
Deferred tax assets	8,285	8,004

Other assets	6,050	6,083

Total assets	$781,432	$828,832

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,555	$12,326
Current portion of lease liabilities	4,960	5,356
Accounts payable – trade	46,355	54,098
Accrued expenses	69,343	96,421
Income taxes payable	7,894	5,865
Dividends payable	10,406	10,399

Total current liabilities	145,513	184,465

Long–term debt, less current portion	9,781	10,734

Lease liabilities, less current portion	23,849	24,635

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,531,958 and 31,513,018 shares at March 31, 2020 and December 31, 2019, respectively	31	31
Additional paid-in capital	73,618	70,664
Retained earnings	473,947	474,637
Accumulated other comprehensive loss	(48,097)	(39,853)
Treasury stock, at cost, 9,864,805 shares at March 31, 2020 and December 31, 2019	(37,475)	(37,475)

Total Inter Parfums, Inc. shareholders’ equity	462,024	468,004

Noncontrolling interest	140,265	140,994

Total equity	602,289	608,998

Total liabilities and equity	$781,432	$828,832

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019

Net sales	$144,824	$178,242

Cost of sales	55,783	68,401

Gross margin	89,041	109,841

Selling, general and administrative expenses	71,262	76,552

Income from operations	17,779	33,289

Other expenses (income):
Interest expense	1,001	626
(Gain) loss on foreign currency	(954)	151
Interest income	(1,007)	(1,906)

	(960)	(1,129)

Income before income taxes	18,739	34,418

Income taxes	5,440	9,440

Net income	13,299	24,978

Less: Net income attributable to the noncontrolling interest	3,240	6,084

Net income attributable to Inter Parfums, Inc.	$10,059	$18,894

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.32	$0.60
Diluted	$0.32	$0.60

Weighted average number of shares outstanding:
Basic	31,530	31,431
Diluted	31,708	31,679

Dividends declared per share	$0.33	$0.28

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Comprehensive income:

Net income	$13,299	$24,978

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	257	(59)

Transfer from other comprehensive income into earnings	(52)	(136)

Translation adjustments, net of tax	(11,921)	(8,545)

Comprehensive income	1,583	16,238

Comprehensive income attributable to the noncontrolling interests:

Net income	3,240	6,084

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	57	(52)

Translation adjustments, net of tax	(3,529)	(2,241)

Comprehensive income (loss) attributable to the noncontrolling interests	(232)	3,791

Comprehensive income attributable to Inter Parfums, Inc.	$1,815	$12,447

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019

Common stock, beginning and end of period	$31	$31

Additional paid-in capital, beginning of period	70,664	69,970
Shares issued upon exercise of stock options	641	2,251
Share-based compensation	427	350
Purchase of subsidiary shares from noncontrolling interest	—	(468)
Transfer of subsidiary shares purchased	1,886	—
Additional paid-in capital, end of period	73,618	72,103

Retained earnings, beginning of period	474,637	448,731
Net income	10,059	18,894
Dividends	(10,406)	(8,649)
Share-based compensation (adjustment)	(343)	353
Retained earnings, end of period	473,947	459,329

Accumulated other comprehensive loss, beginning of period	(39,853)	(33,650)
Foreign currency translation adjustment, net of tax	(8,392)	(6,304)
Transfer from other comprehensive income into earnings	(52)	(136)
Net derivative instrument loss, net of tax	200	(7)
Accumulated other comprehensive loss, end of period	(48,097)	(40,097)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	140,994	138,139
Net income	3,240	6,084
Foreign currency translation adjustment, net of tax	(3,529)	(2,241)
Net derivative instrument loss, net of tax	57	(52)
Share-based compensation (adjustment)	(34)	321
Purchase of subsidiary shares from noncontrolling interest	—	(376)
Transfer of subsidiary shares purchased	(139)	—
Dividends	(324)	—
Noncontrolling interest, end of period	140,265	141,875

Total equity	$602,289	$595,766

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$13,299	$24,978
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,230	2,150
Provision for doubtful accounts	444	38
Lease expense	19	196
Noncash share-based compensation	124	955
Deferred tax benefit	(463)	(565)
Change in fair value of derivatives	(170)	(294)
Changes in:
Accounts receivable	(4,545)	(33,385)
Inventories	(4,702)	(6,698)
Other assets	(3,545)	1,738
Accounts payable and accrued expenses	(29,821)	(8,875)
Income taxes, net	2,013	5,156

Net cash used in operating activities	(25,117)	(14,606)

Cash flows from investing activities:
Purchases of short-term investments	(2,342)	(22,366)
Proceeds from sale of short-term investments	—	17,037
Purchases of equipment and leasehold improvements	(1,254)	(964)
Payment for intangible assets acquired	(460)	(53)

Net cash used in investing activities	(4,056)	(6,346)

Cash flows from financing activities:
Repayment of long-term debt	(6,577)	(5,655)
Proceeds from exercise of options	641	2,251
Dividends paid	(10,399)	(8,630)
Purchase of subsidiary shares from noncontrolling interest	—	(844)
Dividends paid to minority interest	(324)	—

Net cash used in financing activities	(16,659)	(12,878)

Effect of exchange rate changes on cash	(4,028)	(2,924)

Net decrease in cash and cash equivalents	(49,860)	(36,754)

Cash and cash equivalents - beginning of period	192,417	193,136

Cash and cash equivalents - end of period	$142,557	$156,382

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$462	$301
Income taxes	3,706	5,185

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2019.

2.	Impact of COVID-19 Pandemic:

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States and France. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations.

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate, have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. As of the date of this filing, we have implemented travel restrictions, and we are following social distancing practices. In the U.S. and France, we are endeavoring to follow guidance from authorities and health officials including, but not limited to, requiring our personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our distribution centers as the health and safety of our employees are paramount. Our teams are set up and now work from home and carry on business as efficiently as possible. Those decrees however, have resulted in a shutdown of a majority of retail stores selling fragrance products, a slowdown in air traffic, effecting our travel retail business, and supply chain disruption. Additionally, our distribution facilities have also experienced a short-term suspension of operations for COVID-19 employee health concerns.

The duration and intensity of this global health emergency and its related disruptions are uncertain. We anticipate that retail store closings, the slowdown in air traffic, potential supply chain disruptions and short-term suspensions of activities in our distribution centers will continue to unfavorably impact our business. We also anticipate significant challenges for the remainder of 2020 due to uncertain market conditions. We expect a larger net sales decline in the second quarter of 2020, as many retail stores in our major markets may remain closed for the entire period. In addition, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many of the countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ending December 31, 2020.

3.	Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as updated in 2019 and 2020, which require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules are effective for the Company in the first quarter of 2020 and there was no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials and component parts	$63,181	$71,895
Finished goods	106,296	95,914

	$169,477	$167,809

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2020
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$61,539	$—	$61,539	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	131		131
Foreign currency forward exchange contracts not accounted for using hedge accounting	140	—	140	—

	$61,810	$—	$61,810	$—
Liabilities:
Interest rate swap	$8	$—	$8	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$60,714	$—	$60,714	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	16		16
Foreign currency forward exchange contracts not accounted for using hedge accounting	112	—	112	—

	$60,842	$—	$60,842	$—
Liabilities:
Interest rate swap	$30	$—	$30	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both three month periods ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, interest expense was reduced by a gain of $0.02 and $0.05 million relating to the interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2020, resulted in an asset and is included in other current assets on the accompanying balance sheet.

At March 31, 2020, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40.0 million, GB £1.0 million and JPY ¥170.0 million which all have maturities of less than one year.

7.	Leases:

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

As of March 31, 2020, the weighted average remaining lease term was 6.3 years and the weighted average discount rate used to determine the operating lease liability was 2.8%. Rental expense related to operating leases was $1.8 million for both periods ending March 31, 2020 and 2019. Operating lease payments included in operating cash flows totaled $1.6 million for both three months ended March 31, 2020 and 2019 and noncash additions to operating lease assets totaled $0.7 million and $31.8 million for the three months ended March 31, 2020 and 2019, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2020 and 2019 aggregated $0.08 million and $0.06 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	514,210	$12.36
Nonvested options granted	9,000	$12.16
Nonvested options vested or forfeited	(10,180)	$10.10
Nonvested options – end of period	513,030	$12.40

Share-based payment expense decreased income before income taxes by $0.12 million and $0.96 million for the three months ended March 31, 2020 and 2019, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.18 million and $0.58 million for the three months ended March 31, 2020 and 2019.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of March 31, 2020:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	815,800	$49.89
Options granted	9,000	69.11
Options forfeited	(2,140)	57.03
Options exercised	(18,940)	33.82

Outstanding at March 31, 2020	803,720	$ 50. 46

Options exercisable	290,690	$35.09
Options available for future grants	566,835

As of March 31, 2020, the weighted average remaining contractual life of options outstanding is 3.78 years (2.38 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $5.3 million and $3.9 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $5.6 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2020 and March 31, 2019 were as follows:

(In thousands)	March 31, 2020	March 31, 2019

Cash proceeds from stock options exercised	$641	$2,251
Tax benefits	—	300
Intrinsic value of stock options exercised	733	2,226

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2020 and 2019 were $12.16 and $14.83 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2020 and 2019 are set forth in the following table:

	March 31, 2020	March 31, 2019

Weighted average expected stock-price volatility	25%	27%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.4%	2.5%
Weighted average dividend yield	2.5%	2.0%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2018, Interparfums SA, our 73% owned French subsidiary, approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022. In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to the plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA in prior years.

In March 2020, due to the potential impact on future net sales and operating results resulting from the COVID-19 pandemic, the estimated number of shares to be distributed, after forfeited shares, was reduced from 142,571 to 82,162. As the Company had already purchased shares in contemplation of the higher anticipated distribution, shares purchased in excess of the reduced anticipated distribution were transferred to treasury shares at Interparfums SA level. Employee turnover was also taken into account in the calculation.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The original cost of the grant was approximately $4.4 million, and the March 2020 revaluation resulted in a reduction of the cost, to approximately $2.5 million. As a result, a $0.3 million reduction of cost, net, was recorded for the three months ended March 31, 2020.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands, except per share data)	March 31,
	2020	2019
Numerator:
Net income attributable to Inter Parfums, Inc.	$10,059	$18,894
Denominator:
Weighted average shares	31,530	31,431
Effect of dilutive securities:
Stock options	178	248
Denominator for diluted earnings per share	31,708	31,679

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.32	$0.60
Diluted	0.32	0.60

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.37 and 0.18 million shares of common stock for the three months ended March 31, 2020 and 2019, respectively.

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2020	2019
Net sales:
United States	$31,618	$35,616
Europe	114,123	143,767
Eliminations	(917)	(1,141)
	$144,824	$178,242

Net income attributable to Inter Parfums, Inc.:
United States	$1,606	$2,887
Europe	8,453	16,007
	$10,059	$18,894

	March 31, 2020	December 31, 2019
Total Assets:
United States	$148,547	$166,180
Europe	646,984	670,657
Eliminations of investment in subsidiary	(14,099)	(8,005)
	$781,432	$828,832

11.	Recent Agreements:

S.T. Dupont

In January 2020, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2020, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2019. The agreement will be extended annually in September of each year upon mutual consent.

12.	Reclassifications:

Certain prior year’s amounts in the accompanying consolidated balance sheet and statements of cash flows have been reclassified to conform to current period presentation.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and "Risk Factors" in Inter Parfums' annual report on Form 10-K for the fiscal year ended December 31, 2019 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79% and 81% of net sales for the three months ended March 31, 2020 and 2019, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 21% and 19% of net sales for the three months ended March 31, 2020 and 2019, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Three Months Ended March 31,
	2020	2019

Montblanc.	21%	26%
Coach.	20%	17%
Jimmy Choo.	15%	12%
GUESS.	11%	9%

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 45% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Impact of COVID-19 Pandemic and the Resulting Changes to our 2020 Financial Outlook

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States and France. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations.

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. As of the date of this filing, we have implemented travel restrictions; and we are following social distancing practices. In the U.S. and France, we are endeavoring to follow guidance from authorities and health officials including, but not limited to, requiring our personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our distribution centers as the health and safety of our employees is paramount. Our teams are set up and now work from home and carry on business as efficiently as possible. Those decrees however, have resulted in a shutdown of a majority of retail stores selling fragrance products, a slowdown in air traffic, effecting our travel retail business, and supply chain disruption. Additionally, our distribution facilities have also experienced a short-term suspension of operations for COVID-19 employee health concerns.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and the slowdown of air travel brought our sales to a virtual standstill. Customer orders were cancelled and shipping activities were minimal. As a result, we estimate that approximately $34 million ($28 million for our European operations and $6 million for our U.S operations) in sales were lost in the three months ended March 31, 2020 as compared to our initial expectations. Furthermore, due to the sudden nature of the shutdown, advertising and promotional programs in the period were well underway and could not be curtailed in time. As a result, advertising and promotional expenses aggregated $28.5 million or 19.7% of net sales for the three months ended March 31, 2020, as compared to $27.3 million or 15.4% for the corresponding period of the prior year.

The duration and intensity of this global health emergency and its related disruptions are uncertain. We anticipate that retail store closings, the slowdown in air traffic, potential supply chain disruptions and short-term suspensions of activities in our distribution centers will continue to unfavorably impact our business. We also anticipate significant challenges for the remainder of 2020 due to uncertain market conditions. We expect a larger net sales decline in the second quarter of 2020, as many retail stores in our major markets may remain closed for the entire period. In addition, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many of the countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2020. Accordingly, we have withdrawn our 2020 guidance on net sales and earnings and cannot issue new guidance until we gain greater visibility.

Operationally, we are preparing for increased demand in the post-COVID-19 environment, with business in Asia already showing signs of a comeback. We have seen a resumption of more normalized sales levels in South Korea and China, with internet sales especially strong. We are gearing up to be prepared to rapidly fill the distribution channels once the crisis is behind us. In that regard, we have maintained reasonable inventory levels of components and finished goods, and we are gaining local market intelligence from our distributors and production capacity data from our suppliers. We do not anticipate any material impairment of trademarks, licenses and other intangible assets.

Our conservative financial tradition has enabled us to amass hefty cash balances and nominal long-term debt. As of March 31, 2020 we had $204 million in cash, cash equivalents and short-term investments, only $9.8 million of long-term debt. We also have $47 million available in untapped credit facilities. Nonetheless, we have taken several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs historically accounts for over two-thirds of net sales, should enable us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion expenses to 2021 as well. That includes our planned launches for the Kate Spade New York, Jimmy Choo, Anna Sui and GUESS brands. We have also taken several actions with an eye toward minimizing fixed expenses. While we have not terminated or furloughed any employees, we have instituted a hiring freeze and plan on significantly cutting bonuses and other expenses for 2020 in an effort to keep fixed expenses under $25 million per quarter. We have also temporarily suspended our quarterly cash dividend. While these actions are expected to have a favorable impact on the Company’s fixed expenditures and cash flow, our cash and credit management teams, together with our executive management teams are paying particular attention to the management of working capital. As a result of the above, we do not anticipate any short-term liquidity problems, nor do we anticipate any material credit losses.

Recent Important Events

S.T. Dupont

In January 2020, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2020, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2019. The agreement will be extended annually in September of each year upon mutual consent.

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

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2019 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

Net Sales	Three months ended March 31,
(in millions)	2020	% Change	2019

European based product sales	$114.1	(20.6)%	$143.7
United States based product sales	30.7	(10.9)%	34.5
Total net sales	$144.8	(18.7)%	$178.2

Net sales for the three months ended March 31, 2020 declined 18.7% to $144.8 million, as compared to $178.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales declined 17.8%. For the 2020 first quarter, the average U.S. dollar/euro exchange rate was 1.10 as compared to 1.14 in the first quarter of 2019.

European based product sales decreased 20.6% to $114.1 million for the three months ended March 31, 2020, as compared to $143.7 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales declined 19.5%. The successful launch of Coach Dreams early in the year spurred the 35.9% increase in Coach brand sales. Comparable quarter sales declined for our other major brands following the closure of virtually all points of sale throughout the world due to the global COVID-19 pandemic. In addition, for certain major brands like Montblanc and Jimmy Choo, the 9.9% and 25.7% respective increases in brand sales for the 2019 first quarter established a high benchmark in 2020. Net sales for the Montblanc and Jimmy Choo brands declined 33.4% and 28.3% for the three months ended March 31, 2020, respectively, as compared to the corresponding period of the prior year.

United States based product sales decreased 10.9% to $30.7 million for the three months ended March 31, 2020, as compared to $34.5 million for the corresponding period of the prior year. As with our European operations, comparable quarter sales declined for most brands within our U.S. operations following the closure of virtually all points of sale throughout the world due to the global COVID-19 pandemic. Offsetting the decline, GUESS legacy scents and brand extensions launched in 2019 drove a 28.9% increase in GUESS brand sales for the period.

We anticipate that the effects of the COVID-19 pandemic will continue to unfavorably impact our business. We also anticipate significant challenges for the remainder of 2020 due to uncertain market conditions. We expect a larger net sales decline in the second quarter of 2020, as many retail stores in our major markets may remain closed for the entire period. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion expenses to 2021 as well. That includes our planned launches for the Kate Spade New York, Jimmy Choo, Anna Sui and GUESS brands.

Net Sales to Customers by Region	Three months ended March 31,
(in millions)	2020	2019

North America	$46.5	$47.2
Western Europe	41.5	46.8
Asia	20.6	32.8
Middle East	14.4	25.5
Central and South America	10.9	13.3
Eastern Europe	7.1	9.0
Other	3.8	3.6
	$144.8	$178.2

With respect to performances by region, shelter in place measures and store closings decreed by various governments weighed on net sales. The impact was most severe in the Middle East and Asia, where net sales declined 44% and 37% for the three months ended March 31, 2020, respectively, compared to the corresponding period of the prior year. In North America and Western Europe, where shelter in place and store closings were implemented later, sales declined 1% and 11% for the three months ended March 31, 2020, respectively, compared to the corresponding period of the prior year.

Gross Profit Margin	Three months ended March 31,
(in millions)	2020	2019

Net sales	$144.8	$178.2
Cost of sales	55.8	68.4
Gross margin	$89.0	$109.8

Gross margin as a % of net sales	61.5%	61.6%

Gross profit margin was 61.5% of net sales for the three months ended March 31, 2020, as compared to 61.6% for the corresponding period of the prior year. For European operations, gross profit margin was 63.9% and 63.2% in the first quarters of 2020 and 2019, respectively. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The stronger dollar in 2020 resulted in a benefit to our gross margin during the three months ended March 31, 2020.

For U.S. operations, gross profit margin was 52.6% and 55.1% in the first quarters of 2020 and 2019, respectively. The decline in gross profit margin is primarily the result of product sales mix. Anna Sui products, which are primarily sold in Asia and generate some of our highest gross margins, were down significantly in the first quarter of 2020, as compared to the corresponding period of the prior year.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.6 million for both the three months ended March 31, 2020 and 2019, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General and Administrative Expenses	Three months ended March 31,
(in millions)	2020	2019

Selling, general and administrative expenses	$71.3	$76.5
Selling, general and administrative expenses as a % of net sales	49.2%	42.9%

Selling, general and administrative expenses decreased 6.9% for the three months ended March 31, 2020, as compared to the corresponding period of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 49.2% and 42.9% for the three months ended March 31, 2020 and 2019, respectively. For European operations, with sales down 20.6%, selling, general and administrative expenses declined 6.4% in 2020, as compared to 2019 and represented 50.1% of sales in 2020, as compared to 42.5% of sales in 2019. For U.S. operations, with sales down 10.9%, selling, general and administrative expenses decreased 8.8% in 2020, as compared to 2019 and represented 45.8% and 44.7% of sales in 2020 and 2019, respectively. At the time of retail store closings our advertising and promotional programs were well underway. Promotion and advertising included in selling, general and administrative expenses aggregated approximately $28.5 million (19.7% of net sales) for the 2020 period, as compared to $27.4 million (15.4% of net sales) for the 2019 period. In addition, our entire operational budgets in Europe and the United States for this period were based on our originally projected sales levels.

Once the COVID-19 pandemic recedes, we will once again invest heavily in promotional spending to support new product launches and to build brand awareness. We had significant promotion and advertising programs planned for 2020. However, we have postponed the launch of several programs originally scheduled for this year until 2021 and, where possible, we also moved those related advertising and promotion expenses to 2021 as well.

Royalty expense included in selling, general and administrative expenses aggregated $11.3 million for the 2020 period, as compared to $13.0 million in 2019 and represented 7.8% and 7.3% of net sales in 2020 and 2019, respectively. The increase in 2020, as a percentage of sales, is directly related to increased royalty based product sales.

As a result of the above analysis regarding sales, margins and selling, general and administrative expenses, income from operations decreased 46.6% to $17.8 million for the three months ended March 31, 2020, as compared to $33.3 million for the corresponding period of the prior year. Operating margins were 12.3% of net sales in the current period as compared to 18.7% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $1.0 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense is primarily related to the financing of brand and licensing acquisitions. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency gains (losses) aggregated $1.0 million and $(0.2) million for the three months ended March 31, 2020 and 2019, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $1.0 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective tax rate was 29.0% and 27.4% for the three months ended March 31, 2020 and 2019, respectively. Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from 33% to 25% over a three-year period beginning in 2020. Our effective tax rate for European operations was 30% and 29% for the three months ended March 31, 2020 and 2019, respectively.

Our effective tax rate for U.S. operations was 20.9% for the three months ended March 31, 2020, as compared to 12.1% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income slightly offset by state and local taxes. There was no benefit from the exercise of stock options for the three months ended March 31, 2020 as compared to a benefit of $0.3 million in the 2019 first quarter.

The French authorities are considering that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums, SA should pay French taxes on all or part of the profits of that entity. The French Tax Authority recently notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. No claim or assessment for any taxes or penalties has been made at this time. The Company disagrees and is prepared to vigorously defend its position. Consequently, no provision has been made in the accompanying consolidated financial statements as we believe it is more likely than not that our position will be sustained based on its technical merits. Although we believe that we have sufficient arguments to support our position, there exists a risk that the French authorities may prevail. The Company’s exposure in connection with this matter is approximately $5.8 million, net of recover taxes already paid to the Swiss authorities, and excluding interest.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share (in thousands except per share data)	Three months ended March 31,
	2020	2019

Net income attributable to European operations	$11,693	$22,091
Net income attributable to United States operations	1,606	2,887
Net income	13,299	24,978
Less: Net income attributable to the noncontrolling interest	3,240	6,084

Net income attributable to Inter Parfums, Inc.	$10,059	$18,894

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.32	$0.60
Diluted	$0.32	$0.60

Weighted average number of shares outstanding:
Basic	31,530	31,431
Diluted	31,708	31,679

Net income decreased 46.8% to $13.3 million for the three months ended March 31, 2020, as compared to $25.0 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses, most of which was caused by the effects of the COVID-19 pandemic and effective tax rates.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations net income for both the three months ended March 31, 2020 and 2019. Net income attributable to Inter Parfums, Inc. decreased 47% to $10.1 million, as compared to $18.9 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass hefty cash balances and nominal long-term debt. As of March 31, 2020 we had $204 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. As of March 31, 2020 long-term debt aggregated only $9.8 million and we also have $47 million available in untapped credit facilities. Nonetheless, in response to the COVID-19 pandemic, we have taken several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs accounts for over two-thirds, should enable us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion expenses to 2021 as well. We have also taken several actions with an eye toward minimizing fixed expenses. While we have not terminated or furloughed any employees, we have instituted a hiring freeze and plan on significantly cutting bonuses for 2020. We have also temporarily suspended our quarterly cash dividend. While these actions are expected to have a favorable impact on the Company’s fixed expenditures and cash flow, our cash and credit management teams, together with our executive management teams are paying particular attention to the management of working capital. As a result of the above, we do not anticipate any short-term liquidity problems.

As of March 31, 2020, we had a working capital ratio of 3.7 to 1. Approximately 82% of the Company’s total assets are held by European operations, and approximately $171 million of trademarks, licenses and other intangible assets are held by European operations.

The Company hopes to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Opportunities for external growth continue to be examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $25.1 million and $14.6 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, working capital items used $40.6 million in cash from operating activities, as compared to $42.1 million in the 2019 period. Although accounts receivable is up 3.4% from year end, the balance is reasonable based on first quarter 2020 sales levels, and reflects continued strong collection activity as day’s sales outstanding is 85 days for both the three months ended March 31, 2020 and 2019. Inventory levels are relatively unchanged from year end and includes inventory anticipated to be needed to support for 2020 new product launches. As previously mentioned, we anticipate significant challenges for the remainder of 2020 due to uncertain market conditions. We expect a larger net sales decline in the second quarter of 2020, as many retail stores in our major markets may remain closed for the entire period. As a result, inventory levels are expected to rise considerably. Our cash and credit management teams, together with our executive management teams are paying particular attention to the management of working capital.

Cash flows used in investing activities in 2020 reflect the purchases and sales of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. At March 31, 2020, approximately $60 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we expect to spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

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

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2020, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2020 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank, and approximately $27.0 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both March 31, 2020 and 2019.

Purchase of subsidiary shares from noncontrolling interest represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees pursuant to its Free Share Plan.

In October 2019, the Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. The Board also indicated that it will revisit this issue with an eye towards reinstitution of the dividend when the business environment is more favorable.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three month period ended March 31, 2020.

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

At March 31, 2020, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $40.0 million, GB £1.0 million and JPY ¥170.0 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Part II. Other Information

Items 1. Legal Proceedings, 2. Unregistered Sales of Equity Securities and Use of Proceeds, 3. Defaults Upon Senior Securities, 4. Mine Safety Disclosures and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The COVID-19 pandemic has had, and we expect will continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19's spread, have had and we expect will continue to have, certain negative impacts on our business including, but not limited to, the following:

●	We have experienced a decrease in sales of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products have been significantly negatively affected by shelter-in-place regulations and closings of retailers around the world. This negative trend is likely to continue, with the most significant impact expected to occur in the second quarter of 2020. If the COVID-19 pandemic intensifies its negative impacts on our sales could be more prolonged and may become more severe.

●	Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a further decrease in demand for our products.

●	Due to the closings of a substantial number of retailers that sell our products we have faced, and may continue to face, increasing delays in payment of accounts receivables from our customers. We may have to write-off certain receivables as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses, the extent of which is not presently known.

●	We have faced, and may continue to face, increasing delays in the delivery of components as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and capacity constraints of transportation contractors.

●	We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.

●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required substantially all of our employees in New York, New Jersey and Paris, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

●	Actions we have taken or may take, or decisions on potential actions that we did not take, as a consequence of the COVID-19 pandemic may result in claims or litigation against us.

●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on consumers, suppliers or third-party distributors.

COVID-19 pandemic and governmental responses could exacerbate many of our risk factors.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 pandemic and governmental responses could cause a global recession.

The pandemic has significantly increased economic and demand uncertainty. To date the impact of COVID-19 has caused a global economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. A global recession would exacerbate the risk factors discussed above that could have a material adverse effect on our results of operations, financial condition and cash flows.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit No.	Description	Page Number

10.173.1	Lease for Interparfums SA Distribution Center - English translation	32
	(confidential information in this exhibit was omitted)

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	102

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	103

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	104

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	105

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2020.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer