Form 10-Q
period 2020-06-30
INTER PARFUMS INC
filed 2020-08-10
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the quarterly period ended June 30, 2020.

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

At August 10, 2020, there were 31,532,558 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$127,463	$192,417
Short-term investments	67,505	60,714
Accounts receivable, net	77,399	133,010
Inventories	194,831	167,809
Receivables, other	919	2,054
Other current assets	18,254	17,123
Income taxes receivable	1,231	169

Total current assets	487,602	573,296

Equipment and leasehold improvements, net	10,742	11,107
Right-of-use assets, net	26,284	28,359
Trademarks, licenses and other intangible assets, net	199,680	201,983
Deferred tax assets	8,672	8,004

Other assets	20,739	6,083

Total assets	$753,719	$828,832

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,551	$12,326
Current portion of lease liabilities	4,894	5,356
Accounts payable – trade	33,904	54,098
Accrued expenses	51,789	96,421
Income taxes payable	5,836	5,865
Dividends payable	--	10,399

Total current liabilities	101,974	184,465

Long–term debt, less current portion	18,858	10,734

Lease liabilities, less current portion	23,057	24,635

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,532,558 and 31,513,018 shares at June 30, 2020 and December 31, 2019, respectively	32	31
Additional paid-in capital	72,535	70,664
Retained earnings	471,462	474,637
Accumulated other comprehensive loss	(40,566)	(39,853)
Treasury stock, at cost, 9,864,805 shares at June 30, 2020 and December 31, 2019	(37,475)	(37,475)

Total Inter Parfums, Inc. shareholders’ equity	465,988	468,004

Noncontrolling interest	143,842	140,994

Total equity	609,830	608,998

Total liabilities and equity	$753,719	$828,832

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$49,506	$166,242	$194,330	$344,484

Cost of sales	22,662	59,268	78,444	127,669

Gross margin	26,844	106,974	115,886	216,815

Selling, general and administrative expenses	32,367	84,514	103,630	161,067

Income (loss) from operations	(5,523)	22,460	12,256	55,748

Other expenses (income):
Interest expense	361	203	1,362	830
(Gain) loss on foreign currency	(13)	546	(967)	697
Interest income	(754)	(419)	(1,761)	(2,325)

	(406)	330	(1,366)	(798)

Income (loss) before income taxes	(5,117)	22,130	13,622	56,546

Income taxes (benefit)	(2,134)	6,530	3,306	15,969

Net income (loss)	(2,983)	15,600	10,316	40,577

Less: Net income attributable to the noncontrolling interest	135	3,282	3,375	9,366

Net income (loss) attributable to Inter Parfums, Inc.	$(3,118)	$12,318	$6,941	$31,211

Earnings (loss) per share:

Net income (loss) attributable to Inter Parfums, Inc. common shareholders:
Basic	$(0.10)	$0.39	$0.22	$0.99
Diluted	$(0.10)	$0.39	$0.22	$0.99

Weighted average number of shares outstanding:
Basic	31,532	31,449	31,531	31,440
Diluted	31,532	31,687	31,667	31,683

Dividends declared per share	--	$0.28	$0.33	$0.55

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income:

Net income (loss)	$(2,983)	$15,600	$10,316	$40,577

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(276)	342	(19)	283

Transfer from OCI into earnings	--	--	(52)	(136)

Translation adjustments, net of tax	11,087	5,550	(834)	(2,994)

Comprehensive income	7,828	21,492	9,411	37,730

Comprehensive income attributable to the noncontrolling interests:

Net income	135	3,282	3,375	9,366

Other comprehensive income (loss):

Net derivative instrument (loss), net of tax	(76)	91	(19)	39

Translation adjustments, net of tax	3,356	1,476	(173)	(765)

Comprehensive income attributable to the noncontrolling interests	3,415	4,849	3,183	8,640

Comprehensive income attributable to Inter Parfums, Inc.	$4,413	$16,643	$6,228	$29,090

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019

Common stock, beginning of period	$31	$31
Shares issued upon exercise of stock options	1	--
Common stock, end of period	32	31

Additional paid-in capital, beginning of period	70,664	69,970
Shares issued upon exercise of stock options	656	2,281
Share-based compensation	855	701
Purchase of subsidiary shares from noncontrolling interest	--	(4,610)
Transfer of subsidiary shares purchased	360	--
Additional paid-in capital, end of period	72,535	68,342

Retained earnings, beginning of period	474,637	448,731
Net income	6,941	31,211
Dividends	(10,406)	(17,298)
Share-based compensation	290	1,218
Retained earnings, end of period	471,462	463,862

Accumulated other comprehensive loss, beginning of period	(39,853)	(33,650)
Foreign currency translation adjustment, net of tax	(661)	(2,229)
Transfer from other comprehensive income into earnings	(52)	(136)
Net derivative instrument loss, net of tax	--	244
Accumulated other comprehensive loss, end of period	(40,566)	(35,771)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	140,994	138,139
Net income	3,375	9,366
Foreign currency translation adjustment, net of tax	(173)	(765)
Net derivative instrument loss, net of tax	(19)	39
Share-based compensation	128	135
Purchase of subsidiary shares from noncontrolling interest	--	(1,477)
Transfer of subsidiary shares purchased	(139)	--
Dividends	(324)	(9,654)
Noncontrolling interest, end of period	143,842	135,783

Total equity	$609,830	$594,772

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$10,316	$40,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,456	4,114
Provision for doubtful accounts	682	332
Lease expense	37	881
Share based compensation	1,190	1,905
Deferred tax (benefit)	(681)	(553)
Change in fair value of derivatives	(663)	(701)
Changes in:
Accounts receivable	54,791	(9,924)
Inventories	(27,076)	(19,689)
Other assets	37	(1,969)
Accounts payable and accrued expenses	(63,415)	(16,637)
Income taxes, net	(961)	2,272

Net cash provided by (used in) operating activities	(21,287)	608

Cash flows from investing activities:
Purchases of short-term investments	(6,878)	(27,743)
Proceeds from sale of short-term investments	--	28,253
Purchase of equity investment	(13,998)	--
Purchases of equipment and leasehold improvements	(1,571)	(2,932)
Payment for intangible assets acquired	(819)	(660)

Net cash used in investing activities	(23,266)	(3,082)

Cash flows from financing activities:
Repayments of long-term debt	(12,086)	(11,256)
Proceeds from issuance of long-term debt	13,438	--
Proceeds from exercise of stock options	657	2,281
Purchase of subsidiary shares from noncontrolling interest	--	(6,087)
Dividends paid	(20,805)	(17,279)
Dividends paid to noncontrolling interest	(324)	(9,654)

Net cash used in financing activities	(19,120)	(41,995)

Effect of exchange rate changes on cash	(1,281)	(1,877)

Net decrease in cash and cash equivalents	(64,954)	(46,346)

Cash and cash equivalents - beginning of period	192,417	193,136

Cash and cash equivalents - end of period	$127,463	$146,790

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$693	$1,156
Income taxes	4,741	12,615

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. More recently, those governments have set guidelines in allowing businesses to reopen and employees to return to offices. Beginning in March 2020, we implemented travel restrictions and we are following social distancing practices. Our teams were set up to work from home and carry on business as efficiently as possible. In all jurisdictions in which we operate we are following guidance from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers as the health and safety of our employees is paramount.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. The duration and intensity of this global health emergency and its related disruptions are uncertain. Since March 2020, retail stores in several jurisdictions around the world began reopening and business is slowly picking up. However, we anticipate that limited traffic in reopened stores and the shutdown of international air traffic have and will continue to unfavorably impact our business.

We anticipate significant challenges for the remainder of 2020 due to uncertain market conditions. While we expect business with many of our retail partners to improve considerably in the second half of 2020, we do not see a resurgence anytime soon in connection with travel retail. In addition, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe that the impact of the COVID-19 pandemic will continue to have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of this year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Recent Agreements:

Origines-parfums

In June 2020, the Company, through its 73% owned French subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for €12.5 million ($14 million), through a capital increase. The difference between the purchase price and the fair value of net assets acquired of €7.9 million has been allocated to goodwill, pending final purchase price allocation, and the entire purchase price is included in other assets on the accompanying balance sheet as of June 30, 2020. In connection with the acquisition, the Company entered into a €12 million ($13.4 million), three-year term loan payable in three equal annual installments bearing interest at 0.85% above the EURIBOR 3-month rate. The loan requires the maintenance of certain financial covenants, tested annually, including a maximum leverage ratio.

Moncler

In June 2020, the Company entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development and distribution of fragrances under the Moncler brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

4.	Recent Accounting Pronouncements:

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

5.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2020	December 31, 2019

Raw materials and component parts	$78,954	$71,895
Finished goods	115,877	95,914

	$194,831	$167,809

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$67,505	$—	$67,505	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	770	—	770	—

	$68,275	$—	$68,275	$—

		Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$60,714	$—	$60,714	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	16		16
Foreign currency forward exchange contracts not accounted for using hedge accounting	112	—	112	—

	$60,842	$—	$60,842	$—
Liabilities:
Interest rate swap	$30	$—	$30	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both six month periods ended June 30, 2020 and 2019.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2020 resulted in an asset and is included in other current assets on the accompanying balance sheet.

At June 30, 2020, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $2.7 million which all have maturities of less than one year.

8.	Leases:

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2020, the weighted average remaining lease term was 6.1 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $1.5 million and $3.3 million for the three and six months ended June 30, 2020, respectively, as compared to $1.1 million and $2.9 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $3.0 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. Noncash additions to operating lease assets totaled $1.0 million and $35.0 million for the six months ended June 30, 2020 and 2019, respectively.

9.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the six months ended June 30, 2020 and 2019 aggregated $0.08 million and $0.07 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six month period ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	514,210	$12.36
Nonvested options granted	9,000	$12.16
Nonvested options vested or forfeited	(13,680)	$10.53
Nonvested options – end of period	509,530	$12.40

Share based payment expense decreased income before income taxes by $1.07 million and $1.19 million for the three and six months ended June 30, 2020, respectively, as compared to $0.95 million and $1.9 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.67 million and $0.86 million for the three and six months ended June 30, 2020, respectively, as compared to $0.56 million and $1.14 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2020:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2020	815,800	$49.89
Options granted	9,000	69.11
Options forfeited	(5,740)	56.10
Options exercised	(19,540)	33.64

Outstanding at June 30, 2020	799,520	$50.45

Options exercisable	289,990	$35.31
Options available for future grants	570,435

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2020, the weighted average remaining contractual life of options outstanding is 3.53 years (2.13 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $6.1 million and $4.3 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $5.2 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2020 and 2019 were as follows:

(In thousands)	June 30, 2020	June 30, 2019

Cash proceeds from stock options exercised	$657	$2,281
Tax benefits	--	300
Intrinsic value of stock options exercised	740	2,267

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2020 and 2019 were $12.16 and $14.83 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2020 and 2019 are set forth in the following table:

	June 30, 2020	June 30, 2019

Weighted average expected stock-price volatility	25%	27%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.4%	2.5%
Weighted average dividend yield	2.5%	2.0%

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

In December 2018, Interparfums SA, our 73% owned French subsidiary, approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, are expected to be distributed in June 2022. In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to the plan will be pre-existing shares of Interparfums SA purchased in the open market by Interparfums SA in prior years.

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

In June 2020, the performance conditions were modified effecting 96 employees and resulting in an increase in the estimated number of shares to be distributed, after forfeited shares, to 125,341. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The original cost of the grant was approximately $4.4 million, and the June 2020 modification resulted in a revised cost of approximately $3.8 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Inter Parfums, Inc.	$(3,118)	$12,318	$6,941	$31,211
Denominator:
Weighted average shares	31,532	31,449	31,531	31,440
Effect of dilutive securities:
Stock options	—	238	136	243
Denominator for diluted earnings per share	31,532	31,687	31,667	31,683

Earnings per share:
Net income (loss) attributable to Inter Parfums, Inc. common shareholders:
Basic	$(0.10)	$0.39	$0.22	$0.99
Diluted	(0.10)	0.39	0.22	0.99

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.80 and 0.59 million shares of common stock for both the three and six months ended June 30, 2020, as compared to 0.18 million shares of common stock for the three and six months ended June 30, 2019.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales:
United States	$10,226	$40,730	$41,844	$76,346
Europe	39,424	125,659	153,547	269,426
Eliminations	(144)	(147)	(1,061)	(1,288)

	$49,506	$166,242	$194,330	$344,484

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$(3,523)	$3,786	$(1,917)	$6,673
Europe	405	8,532	8,858	24,538

	$(3,118)	$12,318	$6,941	$31,211

	June 30,	December 31,
	2020	2019
Total Assets:
United States	$134,903	$166,180
Europe	642,393	670,657
Eliminations	(23,577)	(8,005)

	$753,719	$828,832

12.	Reclassifications:

Certain prior year’s amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current period presentation.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79% and 78% of net sales for the six months ended June 30, 2020 and 2019, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Moncler, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 21% and 22% of net sales for the six months ended June 30, 2020 and 2019, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Six Months Ended June 30,
	2020	2019

Montblanc.	21%	24%
Coach.	19%	14%
Jimmy Choo.	15%	15%
Guess.	11%	8%

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

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. More recently, those governments have set guidelines in allowing businesses to reopen and employees to return to offices. Beginning in March, 2020, we implemented travel restrictions and we are following social distancing practices. Our teams were set up to work from home and carry on business as efficiently as possible. In all jurisdictions in which we operate we are following guidance from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers as the health and safety of our employees is paramount.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. The duration and intensity of this global health emergency and its related disruptions are uncertain. Since March 2020, retail stores in several jurisdictions around the world began reopening and business is slowly picking up. However, we anticipate that the initial retail store closings and the shutdown of international air traffic has and will continue to unfavorably impact our business.

We anticipate significant challenges for the remainder of 2020 due to uncertain market conditions. While we expect business with many of our retail partners to improve considerably in the second half of 2020, we do not see a resurgence anytime soon in connection with travel retail. In addition, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe that the impact of the COVID-19 pandemic will continue to have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of this year. Accordingly, we have withdrawn our 2020 guidance on net sales and earnings and cannot issue new guidance until we gain greater visibility.

Operationally, we are preparing for increased demand in the post-COVID-19 environment, with business in Asia and many parts of Europe already showing signs of a comeback. We are gearing up to be prepared to rapidly fill the distribution channels once the crisis is behind us. In that regard, we have maintained reasonable inventory levels of components and finished goods, and we are gaining local market intelligence from our distributors and production capacity data from our suppliers. We do not anticipate any material impairment of trademarks, licenses and other intangible assets.

Our conservative financial tradition has enabled us to amass and maintain hefty cash balances and nominal long-term debt. As of June 30, 2020 we had $195 million in cash, cash equivalents and short-term investments, and only $18.9 million of long-term debt. We also have $48 million available in untapped credit facilities. Nonetheless, we have taken several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs typically accounts for over two-thirds, should enable us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion expenses to 2021 as well. That includes our planned launches for the Kate Spade New York, Jimmy Choo, Anna Sui and GUESS brands. We have also taken several actions with an eye toward minimizing fixed expenses. While we have not terminated or furloughed any employees, we have instituted a hiring freeze and plan on significantly cutting bonuses for 2020. We have also temporarily suspended our quarterly cash dividend. While these actions are expected to have a favorable impact on the Company’s fixed expenditures and cash flow, our cash and credit management teams, together with our executive management teams are paying particular attention to the management of working capital. As a result of the above, we do not anticipate any short-term liquidity problems, nor do we anticipate any material credit losses.

Recent Important Events

Origines-Parfums

In June 2020, the Company, through its 73% owned subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired a 25% of Divabox capital for €12.5 million ($14 million), through a capital increase. In connection with the acquisition, the Company entered into a €12 million ($13.4 million), three-year term loan payable in three equal annual installments plus interest. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This agreement should enhance the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development.

Moncler

In June 2020, the Company entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development and distribution of fragrances under the Moncler brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. Moncler was founded at Monestier-de-Clermont, Grenoble, France, in 1952 and is currently headquartered in Italy. Over the years the brand has combined style with constant technological research assisted by experts in activities linked to the world of the mountain. The Moncler outerwear collections marry the extreme demands of nature with those of city life. Our first fragrance launch for the Moncler brand is scheduled for the first quarter of 2022.

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

Results of Operations

Three and Six Months Ended June 30, 2020 as Compared to the Three and Six Months Ended June 30, 2019

Net Sales

(In millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in millions)

European based brand product sales	$39.4	$125.6	(68.6)%	$153.5	$269.3	(43.0)%
United States based product sales	10.1	40.6	(75.2)%	40.8	75.2	(45.7)%
Total net sales	$49.5	$166.2	(70.2)%	$194.3	$344.5	(43.6)%

Net sales for the three months ended June 30, 2020 decreased 70.2% to $49.5 million, as compared to $166.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales declined 69.8%. For the three months ended June 30, 2020 and 2019, the average dollar/euro exchange rate was 1.10 and 1.12, respectively. Net sales for the six months ended June 30, 2020 decreased 43.6% to $194.3 million, as compared to $344.5 million for the corresponding period of the prior year.

European based product sales decreased 68.6% and 43.0% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of the prior year. United States based product sales decreased 75.2% and 45.7% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of the prior year.

As we expected, the impact of the COVID-19 pandemic, most notably store closures in many countries where our products are sold, was the primary reason for the steep decline in our second quarter sales across all brands and geographic markets. In May and June, as stores gradually began to reopen in certain markets, our sales began to improve from the dismal April levels. We expect that this trend will continue as more stores reopen and customers feel more confident about in-store shopping. However, we recognize that there will continue to be significant challenges for the remainder of 2020 and possibly into early 2021. In particular, the one market which shows no sign of a turnaround any time soon is travel retail.

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2020	2019

North America	$59.2	$96.9
Western Europe	57.8	87.5
Asia	28.6	61.9
Middle East	19.0	44.6
Central and South America	14.2	26.1
Eastern Europe	9.4	21.5
Other	6.1	6.0
	$194.3	$344.5

The impact of the COVID-19 pandemic has broadly impacted all regions, with the steepest declines in the Middle East, Eastern Europe and Asia. Travel retail accounted for much of the decline in the Asian market.

Gross profit margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019

Net sales	$49.5	$166.2	$194.3	$344.5
Cost of sales	22.7	59.2	78.4	127.7

Gross margin	$26.8	$107.0	$115.9	$216.8
Gross margin as a percent of net sales	54%	64%	60%	63%

Gross profit margin was 54% and 60% for the three and six months ended June 30, 2020, respectively, as compared to 64% and 63% as for the three and six months ended June 30, 2019, respectively. For European operations, gross profit margin was 57% and 62% for the three and six months ended June 30, 2020, respectively, as compared to 68% and 66% for the corresponding periods of the prior year.

We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The stronger dollar in 2020 resulted in a small benefit to our gross margin during the three and six months ended June 30, 2020. However, this benefit was offset by lower gross margins due to product mix, and includes a charge of approximately $2.0 million relating to the assumption of a return liability for products sold by the former licensee of a brand license entered into in 2019.

For U.S. operations, gross profit margin was 43% and 50% for the three and six months ended June 30, 2020, respectively, as compared to 52% and 53% for the corresponding periods of the prior year. As a consequence of the 75% decline in net sales, certain expenses such as depreciation of tools and molds together with the distribution of point of sale materials, exaggerated the decline in gross margin for the periods.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $0.6 million and $2.2 million for the three and six month periods ended June 30, 2020, respectively, as compared to $1.9 million and $3.5 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019

Selling, general and administrative expenses	$32.4	$84.5	$103.6	$161.1
Selling, general and administrative expenses as a percent of net sales	65%	51%	53%	47%

Selling, general and administrative expenses decreased 62% and 36% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 65% and 53% for the three and six months ended June 30, 2020, respectively, as compared to 51% and 47% for the three and six months ended June 30, 2019, respectively. For European operations sales decreased 69% and 43% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations decreased 66% and 38% for the same periods, respectively. In addition, selling, general and administrative expenses of our European operations represented 59% and 52% of net sales for the three and six months ended June 30, 2020, respectively, as compared to 54% and 48% for the three and six months ended June 30, 2019, respectively.

For U.S. operations sales decreased 75% and 46% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations decreased 44% and 27% for the three and six months ended June 30, 2020, as compared to the corresponding periods of the prior year, and represented 91% and 57% of net sales for the three and six months ended June 30, 2020, respectively, as compared to 40% and 42% for the corresponding periods of the prior year. Our U.S. operations are significantly smaller than those of our European operations and carry higher fixed costs that could not be leveraged as efficiently as those of our European operations with the decline in sales.

We had significant promotional programs planned for 2020. At the time of initial retail store closings, certain advertising and promotional programs were well underway and could not be halted. Since that time we have severely curtailed our promotional activities. We postponed the launch of several programs originally scheduled for this year until 2021 along with related advertising and promotion programs. Promotion and advertising included in selling, general and administrative expenses aggregated $5.8 million and $34.4 million for the three and six months ended June 30, 2020, respectively, as compared to $36.4 million and $63.8 million for the corresponding periods of the prior year. Promotion and advertising represented 11.8% and 17.7% of net sales for the three and six months ended June 30, 2020, respectively, as compared to 21.9% and 18.5% for the corresponding periods of the prior year. Once the COVID-19 pandemic recedes, we will once again invest heavily in promotional spending to support new product launches and to build brand awareness.

Royalty expense included in selling, general and administrative expenses aggregated $3.4 million and $14.6 million for the three and six months ended June 30, 2020, respectively, as compared to $12.1 million and $25.1 million for the corresponding periods of the prior year. Royalty expense represented 6.8% and 7.5% of net sales for the three and six months ended June 30, 2020, as compared to 7.3% of net sales for both corresponding periods of the prior year. As a result of the COVID-19 pandemic we reached agreements with most of our licensors to waive or significantly reduce any minimum guaranteed royalties for 2020.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, we incurred an operating loss of $5.5 million for the three months ended June 30, 2020, as compared an operating profit of $22.5 million for the corresponding period of the prior year. Income from operations was $12.3 million for the six months ended June 30, 2020, as compared to $55.7 million for the corresponding period of the prior year. For the six months ended June 30, 2020, our operating margin was 6.3%, as compared to 16.2% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $0.4 million and $1.4 million for the three and six months ended June 30, 2020, respectively, as compared to $0.2 million and $0.8 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of brand acquisitions. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency gains aggregated zero and $1.0 million for the three and six months ended June 30, 2020, respectively, as compared to losses of $0.5 million and $0.7 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 45% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.8 million and $1.8 million for the three and six months ended June 30, 2020, respectively, as compared to $0.4 million and $2.3 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from 33% to 25% over a three-year period beginning in 2020. Our effective tax rate for European operations was 26% for the six months ended June 30, 2020, as compared to 30% for the corresponding period of the prior year. The decrease is the result of favorable tax rates in other jurisdictions where our European operations conduct business such as Singapore, Switzerland and the United States.

Our effective tax rate for U.S. operations resulted in a benefit of 33.8% for the six months ended June 30, 2020, as compared to an expense of 17.3% for the corresponding period of the prior year. Due to the loss incurred in 2020, for federal tax purposes, we will be able to carry back the loss to 2015 when the federal income tax rate was 35%. Our effective tax rate in 2019 differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income slightly offset by state and local taxes.

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

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income European operations	$539	$11,814	$12,232	$33,904
Net income (loss) U.S. operations	(3,522)	3,786	(1,916)	6,673

Net income (loss)	(2,983)	15,600	10,316	40,577
Less: Net income attributable to the noncontrolling interest	135	3,282	3,375	9,366

Net income (loss) attributable to Inter Parfums, Inc.	$(3,118)	$12,318	$6,941	$31,211

Earnings (loss) per share:

Net income (loss) attributable to Inter Parfums, Inc. common shareholders:
Basic	($0.10)	$0.39	$0.22	$0.99
Diluted	($0.10)	$0.39	$0.22	$0.99

Weighted average number of shares outstanding:
Basic	31,532	31,449	31,531	31,440
Diluted	31,533	31,687	31,667	31,683

We incurred a net loss of $3.0 million for the three months ended June 30, 2020, as compared to a profit of $15.6 million for the corresponding period of the prior year. Net income was $10.3 million for the six months ended June 30, 2020, as compared to $40.6 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income (loss) for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses, most of which was caused by the effects of the COVID-19 pandemic and effective tax rates.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiary in Spain. Net income attributable to the noncontrolling interest aggregated 25% and 27% of European operations’ net income for the three and six months ended June 30, 2020, respectively, as compared to 27% for the corresponding periods of the prior year.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass hefty cash balances and nominal long-term debt. As of June 30, 2020 we had $195 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of June 30, 2020 long-term debt aggregated only $18.9 million and we also have $48 million available in untapped credit facilities. Nonetheless, in response to the COVID-19 pandemic, we have taken several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs in a typical year account for over two-thirds, has enabled us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion programs to 2021 as well. We have also taken several actions with an eye toward minimizing fixed expenses. While we have not terminated or furloughed any employees, we have instituted a hiring freeze and plan on significantly cutting bonuses for 2020. We have also temporarily suspended our quarterly cash dividend. While these actions are expected to have a favorable impact on the Company’s fixed expenditures and cash flow, our cash and credit management teams, together with our executive management teams are paying particular attention to the management of working capital. As a result of the above, we have not had nor do we not anticipate any short-term liquidity problems.

As of June 30, 2020, we had a working capital ratio of 4.8 to 1. Approximately 85% of the Company’s total assets are held by European operations, and approximately $175 million of trademarks, licenses and other intangible assets are also held by European operations.

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

Cash used in operating activities aggregated $21.3 million for the six months ended June 30, 2020, as compared to cash provided by operating activities of $0.6 million for the corresponding period of the prior year. For the six months ended June 30, 2020, working capital items used $36.6 million in cash from operating activities, as compared to $45.9 million in the 2019 period. As mentioned in our March 31, 2020 quarterly report on Form 10-Q, we anticipated significant challenges for the remainder of 2020 due to uncertain market conditions promulgated by the COVID-19 pandemic. We expected the significant net sales decline in the second quarter of 2020, as retail stores in many of our major markets were expected to remain closed for the entire period. Since March 2020, retail stores in several jurisdictions around the world began reopening and business is slowly picking up. It was also anticipated that inventory levels would increase as certain purchase commitments needed to be honored. As previously mentioned, our cash and credit management teams, together with our executive management teams are continuing to pay particular attention to the management of working capital.

Cash flows used in investing activities in 2020 reflect purchases of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $62 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we expect to spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for €12.5 million ($14 million), through a capital increase. In connection with the acquisition, the Company entered into a €12.0 million ($13.4 million), three-year term loan payable in three equal annual installments plus interest.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2020, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2020 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both June 30, 2020 and June 30, 2019.

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

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2020.

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

At June 30, 2020, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $2.7 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, have had and we expect will continue to have, certain negative impacts on our business including, but not limited to, the following:

●	We have experienced a decrease in sales of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products have been significantly negatively affected by shelter-in-place regulations and closings of retailers around the world. This negative trend is likely to continue, with the most significant impact expected in this second quarter of 2020. However, if the COVID-19 pandemic intensifies its negative impacts on our sales could be more prolonged and may become more severe.

●	Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a further decrease in demand for our products.

●	Due to the closings of a substantial number of retailers that sell our products we have faced, and may continue to face, increasing delays in payment of accounts receivables from our customers. We may have to write-off certain receivables as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses, the extent of which is not presently known.

●	We have faced, and may continue to face, increasing delays in the delivery of components as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and capacity constraints of transportation contractors.

●	We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.

●	As a result of the COVID-19 pandemic, in all jurisdictions in which we operate we are following guidance as well as requirements from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers. However, we may experience reductions in productivity and disruptions to our business routines while such guidance and restrictions remain in place.

●	Actions we have taken or may take, or decisions on potential actions that we did not take, as a consequence of the COVID-19 pandemic may result in claims or litigation against us.

●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on consumers, suppliers or third-party distributors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2020.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer