Form 10-K/A
period 2019-12-31
INTER PARFUMS INC
filed 2020-11-02
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None.

Explanatory Note

Inter Parfums, Inc. (“Inter Parfums”) is filing this Amendment No. 1 on Form 10-K/A (“this Amendment”) solely to correct a typographical error on the date of signature of the Consent of Independent Registered Public Accounting Firm on Exhibit 23 as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original 10-K”). The Original 10-K was filed with the United States Securities and Exchange Commission (the “SEC”) on March 2, 2020. Although Inter Parfums had received the signed consent for Exhibit 23 with the correct date from its independent registered public accounting firm on March 2, 2020, an incorrect date was included in the Original 10-K filing with the SEC. This Amendment does not amend or otherwise update any other information in our Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K and with our filings with the SEC subsequent to our Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date:	November 2, 2020

Exhibits

The following documents are filed with this report:

Exhibit No.	Description	Page Nos.
23	Consent of Mazars USA LLP	4

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	5

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	6

101	Interactive data files