Form 10-Q
period 2020-09-30
INTER PARFUMS INC
filed 2020-11-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( MARK ONE )

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020.

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________ .

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

At November 9, 2020, there were 31,537,558 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$133,350	$192,417
Short-term investments	70,685	60,714
Accounts receivable, net	138,486	133,010
Inventories	178,852	167,809
Receivables, other	1,319	2,054
Other current assets	18,032	17,123
Income taxes receivable	624	169
Total current assets	541,348	573,296

Equipment and leasehold improvements, net	11,627	11,107

Right-of-use assets, net	25,525	28,359
Trademarks, licenses and other intangible assets, net	206,446	201,983
Deferred tax assets	9,748	8,004

Other assets	21,487	6,083

Total assets	$816,181	$828,832

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,755	$12,326
Current portion of lease liabilities	4,951	5,356
Accounts payable – trade	27,321	54,098
Accrued expenses	71,770	96,421
Income taxes payable	9,450	5,865
Dividends payable	—	10,399
Total current liabilities	119,247	184,465

Long–term debt, less current portion	19,384	10,734

Lease liabilities, less current portion	22,289	24,635

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,537,558 and 31,513,018 shares at September 30, 2020 and December 31, 2019, respectively	32	31
Additional paid-in capital	73,268	70,664
Retained earnings	488,193	474,637
Accumulated other comprehensive loss	(24,558)	(39,853)
Treasury stock, at cost, 9,864,805 shares at September 30, 2020 and December 31, 2019	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	499,460	468,004

Noncontrolling interest	155,801	140,994

Total equity	655,261	608,998

Total liabilities and equity	$816,181	$828,832

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$160,637	$191,227	$354,967	$535,712

Cost of sales	63,439	76,790	141,883	204,459

Gross margin	97,198	114,437	213,084	331,253

Selling, general and administrative expenses	65,841	77,793	169,471	238,860

Income from operations	31,357	36,644	43,613	92,393

Other expenses (income):
Interest expense	148	384	1,510	1,214
(Gain) loss on foreign currency	891	121	(76)	818
Interest income	(393)	(562)	(2,154)	(2,886)
	646	(57)	(720)	(854)

Income before income taxes	30,711	36,701	44,333	93,247
Income taxes	8,859	10,043	12,165	26,012

Net income	21,852	26,658	32,168	67,235
Less: Net income attributable to the noncontrolling interest	5,314	5,810	8,688	15,176

Net income attributable to Inter Parfums, Inc.	$16,538	$20,848	$23,480	$52,059

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.52	$0.66	$0.74	$1.66
Diluted	$0.52	$0.66	$0.74	$1.64

Weighted average number of shares outstanding:
Basic	31,533	31,452	31,531	31,444
Diluted	31,619	31,676	31,651	31,681

Dividends declared per share	--	$0.28	$0.33	$0.83

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$21,852	$26,658	$32,168	$67,235
Other comprehensive income:
Net derivative instrument loss, net of tax	--	(406)	(19)	(123)
Transfer from OCI into earnings	--	--	(52)	(136)
Translation adjustments, net of tax	22,604	(20,277)	21,770	(23,271)

Comprehensive income	44,456	5,975	53,867	43,705

Comprehensive income (loss) attributable to the noncontrolling interests:
Net income	5,314	5,810	8,688	15,176
Other comprehensive income:
Net derivative instrument loss, net of tax	--	(109)	(19)	(70)
Translation adjustments, net of tax	6,596	(5,938)	6,423	(6,702)

Comprehensive income (loss) attributable to the noncontrolling interests	11,910	(237)	15,092	8,404

Comprehensive income attributable to Inter Parfums, Inc.	$32,546	$6,212	$38,775	$35,301

See notes to consolidated financial statements.

.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Common stock, beginning of period	$31	$31
Shares issued upon exercise of stock options	1	--
Common stock, end of period	32	31

Additional paid-in capital, beginning of period	70,664	69,970
Shares issued upon exercise of stock options	796	2,781
Share-based compensation	1,283	1,052
Purchase of subsidiary shares from noncontrolling interest	--	(5,167)
Transfer of subsidiary shares purchased	525	--
Additional paid-in capital, end of period	73,268	68,636

Retained earnings, beginning of period	474,637	448,731
Net income	23,480	52,059
Dividends	(10,406)	(25,950)
Share-based compensation	482	1,637
Retained earnings, end of period	488,193	476,477

Accumulated other comprehensive loss, beginning of period	(39,853)	(33,650)
Foreign currency translation adjustment, net of tax	15,347	(16,569)
Transfer from other comprehensive income into earnings	(52)	(136)
Net derivative instrument loss, net of tax	--	(53)
Accumulated other comprehensive loss, end of period	(24,558)	(50,408)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	140,994	138,139
Net income	8,688	15,176
Foreign currency translation adjustment, net of tax	6,423	(6,702)
Net derivative instrument loss, net of tax	(19)	(70)
Share-based compensation	178	190
Purchase of subsidiary shares from noncontrolling interest	--	(920)
Transfer of subsidiary shares purchased	(139)	--
Dividends	(324)	(9,654)
Noncontrolling interest, end of period	155,801	136,159

Total equity	$655,261	$593,420

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$32,168	$67,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,751	6,329
Provision for doubtful accounts	3,455	748
Lease expense	53	1,046
Share based compensation	1,805	2,735
Deferred tax (benefit)	(1,390)	(4,183)
Change in fair value of derivatives	(604)	(1,377)
Changes in:
Accounts receivable	(3,095)	(43,189)
Inventories	(5,629)	(12,222)
Other assets	533	(1,915)
Accounts payable and accrued expenses	(57,147)	(15,973)
Income taxes, net	2,946	7,469
Net cash provided by (used in) operating activities	(20,154)	6,703

Cash flows from investing activities:
Purchases of short-term investments	(7,162)	(27,694)
Proceeds from sale of short-term investments	--	39,355
Purchase of equity investment	(13,998)	--
Purchases of equipment and leasehold improvements	(3,013)	(4,727)
Payment for intangible assets acquired	(971)	(5,519)
Net cash provided by (used in) investing activities	(25,144)	1,415

Cash flows from financing activities:
Repayments of long-term debt	(12,380)	(16,795)
Proceeds from issuance of long-term debt	13,438	--
Proceeds from exercise of stock options	796	2,781
Purchase of subsidiary shares from noncontrolling interest	--	(6,087)
Dividends paid	(20,805)	(25,928)
Dividends paid to noncontrolling interest	(324)	(9,654)
Net cash used in financing activities	(19,275)	(55,683)

Effect of exchange rate changes on cash	5,506	(7,114)

Net decrease in cash and cash equivalents	(59,067)	(54,679)

Cash and cash equivalents - beginning of period	192,417	193,136

Cash and cash equivalents - end of period	$133,350	$138,457

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$776	$1,391
Income taxes	10,330	20,888

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. The duration and intensity of this global health emergency and its related disruptions are uncertain. Since March 2020, retail stores in many jurisdictions around the world began reopening and business has improved considerably. However, limited traffic in reopened stores and the virtual shutdown of international air traffic have and is expected to continue to have an unfavorable impact our business.

We have faced significant challenges in 2020 and we anticipate that these challenges will continue for at least the remainder of 2020 due to uncertain market conditions. Business has significantly improved during the three months ended September 30, 2020, as compared to the prior quarter as retail stores began reopening and consumers have increased their on-line purchasing. We expect this trend to continue, however, we do not see a resurgence anytime soon in travel retail as air traffic continues to suffer due in part to governmental restrictions on international air travel. In addition, the recent resurgence of COVID-19 cases in various parts of the world, including the United Kingdom, Ireland and other countries in Europe, has caused the re-implementation of government restrictions to prevent further spread of the virus. These restrictions include the temporary closure of businesses deemed “non-essential”, travel bans and restrictions, social distancing and quarantines. Lastly, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe that the impact of the COVID-19 pandemic will continue to have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of this year and into 2021.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Recent Agreements:

Origines-parfums

In June 2020, the Company, through its 73% owned French subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million, through a capital increase. The difference between the purchase price and the fair value of net assets acquired of $8.8 million has been allocated to goodwill, pending final purchase price allocation. The investment is being accounted for under the equity method and is included in other assets on the accompanying balance sheet as of September 30, 2020. In connection with the acquisition, the Company entered into a $13.4 million, three-year term loan payable in three equal annual installments bearing interest at 0.85% above the EURIBOR 3-month rate. The loan requires the maintenance of certain financial covenants, tested annually, including a maximum leverage ratio.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials and component parts	$71,134	$71,895
Finished goods	107,718	95,914

	$178,852	$167,809

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$70,685	$—	$70,685	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	727	—	727	—
	$71,412	$—	$71,412	$—

		Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$60,714	$—	$60,714	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	16		16
Foreign currency forward exchange contracts not accounted for using hedge accounting	112	—	112	—
	$60,842	$—	$60,842	$—
Liabilities:
Interest rate swap	$30	$—	$30	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both nine month periods ended September 30, 2020 and 2019.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at September 30, 2020 resulted in an asset and is included in other current assets on the accompanying balance sheet.

At September 30, 2020, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $48.0 million and GB £4.0 million which all have maturities of less than one year.

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

As of September 30, 2020, the weighted average remaining lease term was 6.0 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $1.4 million and $4.7 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.7 million and $4.9 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $4.3 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively. Noncash additions to operating lease assets totaled $1.0 million and $33.9 million for the nine months ended September 30, 2020 and 2019, respectively.

9.	Share Based Payments:

The Company maintains stock option programs for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested for the nine months ended September 30, 2020 and 2019 aggregated $0.09 million and $0.07 million, respectively. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine month period ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of period	514,210	$12.36
Nonvested options granted	9,000	$12.16
Nonvested options vested or forfeited	(19,390)	$11.28
Nonvested options – end of period	503,820	$12.39

Share based payment expense decreased income before income taxes by $0.62 million and $1.81 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.8 million and $2.7 million for the corresponding periods of the prior year. Share based payment expense decreased income attributable to Inter Parfums, Inc. by $0.43 million and $1.29 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.5 million and $1.7 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of September 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	815,800	$49.89
Options granted	9,000	69.11
Options forfeited	(11,120)	60.77
Options exercised	(24,540)	32.45
Outstanding at September 30, 2020	789,140	$50.49

Options exercisable	285,320	$35.41
Options available for future grants	575,815

As of September 30, 2020, the weighted average remaining contractual life of options outstanding is 3.29 years (1.90 years for options exercisable), the aggregate intrinsic value of options outstanding and options exercisable is $2.4 million and $1.9 million, respectively, and unrecognized compensation cost related to stock options outstanding aggregated $4.8 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2020 and 2019 were as follows:

(In thousands)	September 30, 2020	September 30, 2019
Cash proceeds from stock options exercised	$796	$2,781
Tax benefits	--	400
Intrinsic value of stock options exercised	788	2,752

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2020 and 2019 were $12.16 and $14.83 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted.

The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2020 and 2019 are set forth in the following table:

	September 30, 2020	September 30, 2019
Weighted average expected stock-price volatility	25%	27%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	1.4%	2.5%
Weighted average dividend yield	2.5%	2.0%

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield was based on the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price continue to increase.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2018, Interparfums SA, our 73% owned French subsidiary, approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance conditions, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, are expected to be distributed in June 2022. In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to the plan will be pre-existing shares of Interparfums SA purchased in the open market by Interparfums SA in prior years.

In March 2020, due to the potential impact on future net sales and operating results resulting from the COVID-19 pandemic, the estimated number of shares to be distributed, after forfeited shares, was reduced from 142,571 to 82,162. As the Company had already purchased shares in contemplation of the higher anticipated distribution, shares purchased in excess of the reduced anticipated distribution were transferred to treasury shares at the Interparfums SA level.

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

In June 2020, the performance conditions were modified effecting 96 employees. As of September 30, 2020, the number of shares to be distributed, after forfeited shares, increased to 120,943. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The original cost of the grant was approximately $4.4 million, and the modification resulted in a revised cost of approximately $3.8 million.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Numerator:
Net income attributable to Inter Parfums, Inc.	$16,538	$20,848	$23,480	$52,059
Denominator:
Weighted average shares	31,533	31,452	31,531	31,444
Effect of dilutive securities:
Stock options	86	224	120	237
Denominator for diluted earnings per share	31,619	31,676	31,651	31,681

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.52	$0.66	$0.74	$1.66
Diluted	0.52	0.66	0.74	1.64

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.52 and 0.47 million shares of common stock for both the three and nine months ended September 30, 2020, as compared to 0.18 million shares of common stock for the three and nine months ended September 30, 2019.

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

Information on our operations by geographical areas is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net sales:
United States	$31,126	$48,331	$72,970	$124,677
Europe	129,741	143,637	283,288	413,063
Eliminations	(230)	(741)	(1,291)	(2,028)
	$160,637	$191,227	$354,967	$535,712

Net income attributable to Inter Parfums, Inc.:
United States	$2,909	$5,802	$993	$12,475
Europe	13,629	15,046	22,487	39,584
	$16,538	$20,848	$23,480	$52,059

	September 30,	December 31,
	2020	2019
Total Assets:
United States	$134,519	$166,180
Europe	705,345	670,657
Eliminations	(23,683)	(8,005)
	$816,181	$828,832

12.	Reclassifications:

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 80% and 77% of net sales for the nine months ended September 30, 2020 and 2019, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Moncler, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 20% and 23% of net sales for the nine months ended September 30, 2020 and 2019, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

INTER PARFUMS, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2020	2019
Montblanc.	22%	23%
Coach.	18%	14%
Jimmy Choo.	16%	17%
GUESS.	11%	9%

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

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. The duration and intensity of this global health emergency and its related disruptions are uncertain. Since March 2020, retail stores in many jurisdictions around the world began reopening and business has improved considerably. However, we anticipate that limited traffic in reopened stores and the virtual shutdown of international air traffic has and will continue to have an unfavorable impact our business.

We have faced significant challenges in 2020 and we anticipate that these challenges will continue for at least the remainder of 2020 due to uncertain market conditions. Business has significantly improved during the three months ended September 30, 2020, as compared to the prior quarter as retail stores began reopening and consumers have increased their on-line purchasing. We expect this trend to continue, however, we do not see a resurgence anytime soon in travel retail as air traffic continues to suffer due in part to governmental restrictions on international air travel. In addition, the recent resurgence of COVID-19 cases in various parts of the world, including the United Kingdom, Ireland and other countries in Europe, has caused the re-implementation of government restrictions to prevent further spread of the virus. These restrictions include the temporary closure of businesses deemed "non-essential", travel bans and restrictions, social distancing and quarantines. Lastly, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe that the impact of the COVID-19 pandemic will continue to have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of this year and into 2021.

Operationally, we are prepared for increased demand in the post-COVID-19 environment, with business in Asia and North America already showing signs of a comeback. We have geared up to rapidly fill the distribution channels as the crisis subsides. In that regard, we have maintained reasonable inventory levels of components and finished goods, and we are gaining local market intelligence from our distributors and production capacity data from our suppliers. We do not anticipate any material impairment of trademarks, licenses and other intangible assets.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our conservative financial tradition has enabled us to amass and maintain hefty cash balances and nominal long-term debt. As of September 30, 2020, we had $204 million in cash, cash equivalents and short-term investments, and only $19.4 million of long-term debt. We also have $49 million available in untapped credit facilities. Nonetheless, we have taken several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs typically accounts for over two-thirds, has enabled us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion expenses to 2021 as well. That includes our planned launches for the Kate Spade New York, Jimmy Choo, Anna Sui and GUESS brands. We have also taken several actions with an eye toward minimizing fixed expenses. While we have not terminated or furloughed any employees, we have instituted a hiring freeze and plan on significantly cutting bonuses for 2020. We have also temporarily suspended our quarterly cash dividend. These actions have had a favorable impact on the Company’s fixed expenditures and cash flow. Furthermore, our cash and credit management teams, together with our executive management teams are paying particular attention to the management of working capital. As a result of the above, we do not anticipate any short-term liquidity problems, nor do we anticipate any material credit losses.

Recent Important Events

Origines-Parfums

In June 2020, the Company through its 73% owned subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired a 25% of Divabox capital for $14 million, through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million, three-year term loan payable in three equal annual installments plus interest. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This agreement should enhance the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development.

Moncler

In June 2020, the Company entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development and distribution of fragrances under the Moncler brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. Moncler was founded at Monestier-de-Clermont, Grenoble, France, in 1952 and is currently headquartered in Italy. Over the years, the brand has combined style with constant technological research assisted by experts in activities linked to the world of the mountain. The Moncler outerwear collections marry the extreme demands of nature with those of city life. Our first fragrance launch for the Moncler brand is scheduled for the first quarter of 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

S.T. Dupont

In January 2020, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2020, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997 and had previously been extended through December 31, 2019. The agreement will be extended annually in September of each year upon mutual consent.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2019 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Nine Months Ended September 30, 2020 as Compared to the Three and Nine Months Ended September 30, 2019

Net Sales

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
	(in millions)
European based brand product sales	$129.7	$143.6	(9.6)%	$283.3	$412.9	(31.4)%
United States based product sales	30.9	47.6	(35.1)%	71.7	122.8	(41.6)%
Total net sales	$160.6	$191.2	(16.0)%	$355.0	$535.7	(33.7)%

Net sales for the three months ended September 30, 2020 decreased 16.0% to $160.6 million, as compared to $191.2 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales declined 18.3%. For the three months ended September 30, 2020 and 2019, the average dollar/euro exchange rate was 1.17 and 1.11, respectively. Net sales for the nine months ended September 30, 2020 decreased 33.7% to $355.0 million, as compared to $535.7 million for the corresponding period of the prior year.

European based product sales decreased 9.6% and 31.4% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of the prior year. United States based product sales decreased 35.1% and 41.6% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of the prior year.

As expected, the impact of the COVID-19 pandemic, most notably store closures in many countries where our products are sold, was the primary reason for the decline in sales across all brands and geographic markets. However, business is rebounding better than anticipated. Since the early days of the pandemic, our sales have increased sequentially each and every month, thanks to store re-openings and a robust e-commerce business being conducted by our retail customers.

INTER PARFUMS, INC. AND SUBSIDIARIES

For our European operations, the third quarter rate of decline in sales slowed to 9.6% from 68.6% in the second quarter. In general, sales benefitted from the favorable turnaround of several of our markets, notably Asia and North America. Among our largest brands, comparable quarter Montblanc and Jimmy Choo brand sales declined 11.3% and 31.0%, respectively, which is better understood in the context of the high bars set in 2019 with the rollout of Montblanc’s Explorer and Jimmy Choo’s Urban Hero. Coach and Lanvin fragrance sales were actually ahead of last year’s third quarter by 7.9% and 1.8%, respectively. Coach brand sales continued to benefit from the debut of Coach Dreams earlier this year, while favorable sales trends in Lanvin’s key markets, Asia and Eastern Europe, were key sales catalysts.

As compared to the second quarter, there has also been dramatic improvement by our U.S. operations, even though sales have been hampered by the lack of new product launches this year. Notably, our largest U.S. brand, GUESS, had its Bella Vita blockbuster launch rescheduled until next year. We also postponed the major launch of Anna Sui Sky. The 2021 new product pipeline is especially rich, and therefore we anticipate considerable sales gains over the current year.

We recognize that there will continue to be significant challenges for the remainder of 2020 and possibly into early 2021. In particular, the one market which shows little sign of a turnaround is travel retail. We do not see a resurgence anytime soon in travel retail as air traffic continues to suffer due in part to governmental restrictions on international travel.

Net Sales to Customers by Region

	Nine months ended September 30,
(In millions)	2020	2019
North America	$114.0	$164.1
Western Europe	106.4	138.9
Asia	57.0	88.9
Middle East	30.4	57.8
Central and South America	23.4	37.9
Eastern Europe	19.4	41.2
Other	4.4	6.9
	$355.0	$535.7

The impact of the COVID-19 pandemic has broadly impacted all regions, with the steepest declines in the Middle East, Eastern Europe and Asia. Travel retail accounted for much of the decline in the Asian market.

Gross margin

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Net sales	$160.6	$191.2	$355.0	$535.7
Cost of sales	63.4	76.8	141.9	204.4

Gross margin	$97.2	$114.4	$213.1	$331.3
Gross margin as a percent of net sales	60.5%	59.8%	60.0%	61.8%

Gross profit margin was 60.5% and 60.0% for the three and nine months ended September 30, 2020, respectively, as compared to 59.8% and 61.8% as for the three and nine months ended September 30, 2019, respectively. For European operations, gross profit margin was 62.4% and 62.3% for the three and nine months ended September 30, 2020, respectively, as compared to 62.8% and 64.7% for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

We carefully monitor movements in foreign currency exchange rates as over 40% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. The weaker dollar in the third quarter of 2020 resulted in a nominal decline in our gross margin. Gross margin for the nine months ended September 30, 2020 includes a charge of approximately $2.0 million relating to the assumption of a return liability for products sold by the former licensee of a brand license entered into in 2019.

For U.S. operations, gross profit margin was 52.5% and 51.2% for the three and nine months ended September 30, 2020, respectively, as compared to 51.0% and 52.3% for the corresponding periods of the prior year. Although gross margin improved during the third quarter of 2020, as compared to the corresponding period of the prior year due primarily to product mix, for the nine months ended September 30, 2020, certain expenses such as depreciation of tools and molds together with the distribution of point of sale materials exaggerated the decline in gross margin for the periods as a percentage of sales.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $1.6 million and $3.8 million for the three and nine month periods ended September 30, 2020, respectively, as compared to $2.4 million and $5.9 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$65.8	$77.8	$169.5	$238.9
Selling, general and administrative expenses as a percent of net sales	41.0%	40.7%	47.7%	44.6%

Selling, general and administrative expenses decreased 15.4% and 29.1% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of the prior year. As a percentage of sales, selling, general and administrative expenses were 41.0% and 47.7% for the three and nine months ended September 30, 2020, respectively, as compared to 40.7% and 44.6% for the three and nine months ended September 30, 2019, respectively.

For European operations net sales decreased 9.6% and 31.4% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations decreased 11.4% and 29.4% for the same periods, respectively. In addition, selling, general and administrative expenses of our European operations represented 41.3% and 47.3% of net sales for the three and nine months ended September 30, 2020, respectively, as compared to 42.1% and 46.0% for the three and nine months ended September 30, 2019, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

U.S. operations net sales decreased 35.1% and 41.6% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our U.S. operations decreased 29.2% and 27.7% for the three and nine months ended September 30, 2020, as compared to the corresponding periods of the prior year, and represented 39.7% and 49.5% of net sales for the three and nine months ended September 30, 2020, respectively, as compared to 36.3% and 40.0% for the corresponding periods of the prior year. Our U.S. operations are significantly smaller than those of our European operations and carry higher fixed costs that could not be leveraged as efficiently as those of our European operations with the decline in net sales.

We had significant promotional programs planned for 2020. At the time of initial retail store closings, certain advertising and promotional programs were well underway and could not be halted. Since then we have severely curtailed our promotional activities. We postponed the launch of several programs originally scheduled for this year until 2021 along with related advertising and promotion programs. Promotion and advertising included in selling, general and administrative expenses aggregated $17.6 million and $51.9 million for the three and nine months ended September 30, 2020, respectively, as compared to $28.7 million and $92.5 million for the corresponding periods of the prior year. Promotion and advertising represented 10.9% and 14.6% of net sales for the three and nine months ended September 30, 2020, respectively, as compared to 15.0% and 17.3% for the corresponding periods of the prior year. Once the COVID-19 pandemic recedes, we will once again invest heavily in promotional spending to support new product launches and to build brand awareness.

Royalty expense included in selling, general and administrative expenses aggregated $11.7 million and $26.3 million for the three and nine months ended September 30, 2020, respectively, as compared to $14.1 million and $39.2 million for the corresponding periods of the prior year. Royalty expense represented 7.3% and 7.4% of net sales for the three and nine months ended September 30, 2020, as compared to 7.4% and 7.3% of net sales for the corresponding periods of the prior year. As a result of the COVID-19 pandemic we reached agreements with most of our licensors to waive or significantly reduce minimum guaranteed royalties for 2020.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations was $31.4 million for the three months ended September 30, 2020, as compared to $36.6 million for the corresponding period of the prior year. Income from operations was $43.6 million for the nine months ended September 30, 2020, as compared to $92.4 million for the corresponding period of the prior year. For the nine months ended September 30, 2020, our operating margin was 12.3%, as compared to 17.2% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $0.1 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.4 million and $1.2 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of brand acquisitions. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency gains (losses) aggregated $(0.9) million and $0.1 million for the three and nine months ended September 30, 2020, respectively, as compared to losses of $0.1 million and $0.8 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 40% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.4 million and $2.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.6 million and $2.9 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from 33% to 25% over a three-year period beginning in 2020. Our effective tax rate for European operations was 28% for the nine months ended September 30, 2020, as compared to 30% for the corresponding period of the prior year. The decrease is the result of favorable tax rates in other jurisdictions where our European operations conduct business such as Singapore, Switzerland and the United States.

As a result of the true-up of our 2019 tax accrual estimates for U.S. operations, income taxes resulted in a nominal benefit for the nine months ended September 30, 2020, as compared to an expense of 16.6% for the corresponding period of the prior year. Our effective tax rate for U.S. operations typically differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income slightly offset by state and local taxes.

The French authorities are considering that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums, SA should pay French taxes on all or part of the profits of that entity. The French Tax Authority notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. No claim or assessment for any taxes or penalties has been made at this time. The Company disagrees and is prepared to vigorously defend its position. Consequently, no provision has been made in the accompanying financial statements as we believe it is more likely than not that our position will be sustained based on its technical merits. Although we believe that we have sufficient arguments to support our position, there exists a risk that the French authorities may prevail. The Company’s exposure in connection with this matter is approximately $5.8 million, net of recovery taxes already paid to the Swiss authorities and excluding interest.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income and Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2020	2019	2020	2019
Net income European operations	$18,943	$20,856	$31,175	$54,760
Net income U.S. operations	2,909	5,802	993	12,475

Net income	21,852	26,658	32,168	67,235
Less: Net income attributable to the noncontrolling interest	5,314	5,810	8,688	15,176

Net income attributable to Inter Parfums, Inc.	$16,538	$20,848	$23,480	$52,059

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.52	$0.66	$0.74	$1.66
Diluted	$0.52	$0.66	$0.74	$1.64

Weighted average number of shares outstanding:
Basic	31,533	31,452	31,531	31,444
Diluted	31,619	31,676	31,651	31,681

Net income was $21.9 million and $32.2 million for the three and nine months ended September 30, 2020, as compared to $26.7 million and $67.2 million for the corresponding periods of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses, most of which was caused by the effects of the COVID-19 pandemic.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiary in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations’ net income for all periods presented.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances and nominal long-term debt. As of September 30, 2020, we had $204 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of September 30, 2020, long-term debt aggregated only $19.4 million and we also have $49 million available in untapped credit facilities. Nonetheless, in response to the COVID-19 pandemic, we have taken several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs in a typical year account for over two-thirds, has enabled us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion programs to 2021 as well. We have also taken several actions with an eye toward minimizing fixed expenses. While we have not terminated or furloughed any employees, we have instituted a hiring freeze and plan on significantly cutting bonuses for 2020. We have also temporarily suspended our quarterly cash dividend. While these actions have had a favorable impact on the Company’s fixed expenditures and cash flow, our cash and credit management teams together with our executive management teams are paying particular attention to the management of working capital. As a result of the above, we have not had nor do we not anticipate any short-term liquidity problems.

INTER PARFUMS, INC. AND SUBSIDIARIES

As of September 30, 2020, we had a working capital ratio of 4.5 to 1. Approximately 86% of the Company’s total assets are held by European operations, and approximately $182 million of trademarks, licenses and other intangible assets are also held by European operations.

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

Cash used in operating activities aggregated $20.2 million for the nine months ended September 30, 2020, as compared to cash provided by operating activities of $6.7 million for the corresponding period of the prior year. For the nine months ended September 30, 2020, working capital items used $62.4 million in cash from operating activities, as compared to $65.8 million in the 2019 period. We anticipate significant challenges for the remainder of 2020 due to uncertain market conditions promulgated by the COVID-19 pandemic. Since March 2020, retail stores in several jurisdictions around the world began reopening and business is rebounding better than expected. Accounts receivables are up considerably from June 2020. However, the September 30, 2020 balance is reasonable considering the upturn in third quarter 2020 net sales and collection activity remains strong as day’s sales outstanding was 78 days, as compared to 84 days for the corresponding period of the prior year. Inventory levels are up approximately 3% from year end and reflect levels needed to support current net sales expectations and new product launches.

Cash flows used in investing activities in 2020 reflect purchases of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $59 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we expect to spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million, three-year term loan payable in three equal annual installments plus interest.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2020, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2020 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $29 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both September 30, 2020 and September 30, 2019.

In October 2019, the Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. The Board also indicated that it expects to revisit this issue with an eye towards reinstitution of the dividend when the business environment is more favorable.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2020.

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

At September 30, 2020, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $48 million and GB £4.0 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, have had and we expect will continue to have, certain negative impacts on our business including, but not limited to, the following:

●	We have experienced a decrease in sales of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products have been significantly negatively affected by shelter-in-place regulations and closings of retailers around the world. We believe the most significant impact occurred in the second quarter of 2020. However, this negative trend is likely to continue, as recent increases in COVID-19 cases in Europe has resulted in certain governments once again tightening restrictions. If the COVID-19 pandemic further intensifies, its negative impacts on our sales could be more prolonged and may become more severe.

●	Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a further decrease in demand for our products.

●	Due to the closings of a substantial number of retailers that sell our products we have faced, and may continue to face, increasing delays in payment of accounts receivables from our customers. We may have to write-off certain receivables as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses, the extent of which is not presently known.

●	We have faced, and may continue to face, increasing delays in the delivery of components as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and capacity constraints of transportation contractors.

●	We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

●	As a result of the COVID-19 pandemic, in all jurisdictions in which we operate we are following guidance as well as requirements from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers. However, we may experience reductions in productivity and disruptions to our business routines while such guidance and restrictions remain in place.

●	Actions we have taken or may take, or decisions on potential actions that we did not take, as a consequence of the COVID-19 pandemic may result in claims or litigation against us.

●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on consumers, suppliers or third-party distributors.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number
31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	Page 32

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	Page 33

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	Page 34

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	Page 35

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2020.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer