Form 10-K
period 2020-12-31
INTER PARFUMS INC
filed 2021-03-01
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $847,418,717.70 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date February 26, 2021: 31,635,098.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: The effects of COVID-19 and related governmental mandates; our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing licenses and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and deterioration in global credit markets could negatively impact suppliers, customers and consumers; outbreak of disease, epidemic or pandemic, or similar public health threat, such as the coronavirus; inability to protect our intellectual property rights; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; our dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; potential negative effects of “Brexit”; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, and misappropriating or otherwise violating the intellectual property rights of other parties.

These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, and the factors set forth herein may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as may be required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1. Business

General Business Development

Founded in 1982, we operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrance, and fragrance related products. Our worldwide headquarters and the office of our wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640.

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

General

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrance and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 27% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 73% of Interparfums SA shares trade on the NYSE Euronext.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the reports that we file from time to time with the SEC.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 78% of net sales for 2020. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Moncler, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

United States Operations

Prestige brand fragrance products are also produced and marketed through our United States operations, and represented approximately 22% of net sales for the year ended December 31, 2020. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta.

Recent Developments

Anna Sui Corp.

In January 2021, we renewed our license agreement with Anna Sui Corp. for the creation, development and distribution of fragrance products through December 31, 2026, without any material changes in terms and conditions. Our initial 10-year license agreement with Anna Sui Corp. was signed in 2011. The renewal agreement also allows for an additional 5-year term through 2031 at the option of the Company.

Building Acquisition - Future Headquarters in Paris

In December 2020, our majority owned Paris-based subsidiary, Interparfums SA, signed a purchase contract, subject to certain conditions, to acquire an office building complex for its exclusive use as its future headquarters located in the heart of Paris. In order to maintain our current cash position, it is expected that approximately 90% of the €125 million ($153 million) purchase price, excluding taxes and related expenses, will be financed by a bank loan. The transaction is expected to be completed in the spring of this year with the move planned for the end of 2021 or the beginning of 2022.

This acquisition is a unique opportunity with benefits to be realized over the long-term. Owning our corporate headquarters in a very prestigious part of Paris, and customizing the complex for our European operations, will enhance our reputation, provide an exceptional work environment, as well as a welcoming and productive atmosphere for our suppliers, distributors and licensors.

Origines-Parfums

In June 2020, the Company through its 73% owned subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired a 25% of Divabox capital for $14.0 million, through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million term loan, which has been amended such that the loan was repaid in full in February 2021. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This agreement should enhance the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development.

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

S.T. Dupont

In January 2021, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2022, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997 and had previously been extended through December 31, 2020.

Abercrombie & Fitch and Hollister

In November 2019, we extended our license for both the Abercrombie & Fitch and Hollister brands, until either party terminates on 3 years notice.

MCM

In September 2019, we entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances under the MCM brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. Our first fragrance launch for the MCM brand is scheduled for spring 2021.

Oscar de la Renta

In September 2019, we extended our license through December 31, 2031, and added an additional five-year extension option through December 31, 2036. The original license agreement, signed in October 2013, would have expired on December 31, 2025.

Kate Spade New York

In June 2019, we entered into an exclusive 11-year worldwide license agreement with Kate Spade New York for the creation, development and distribution under the Kate Spade brand. Our rights under such license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. Our first fragrance launch for the Kate Spade New York brand began in the first quarter of 2021.

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

	Year Ended December 31,
	2020	2019	2018
Montblanc	21%	22%	19%
Coach	17%	14%	15%
Jimmy Choo	16%	16%	17%
GUESS (license commenced April 1, 2018)	11%	10%	n/a
Lanvin	7%	8%	10%

Our licenses expire on the following dates:

Brand Name	Expiration Date
Abercrombie & Fitch	Extends until either party terminates on 3 years’ notice
Anna Sui	December 31, 2026, plus one 5-year optional term
bebe Stores	June 30, 2023
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
Dunhill	September 30, 2023
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	Extends until either party terminates on 3 years’ notice
Kate Spade New York	June 30, 2030
Jimmy Choo	December 31, 2031
Karl Lagerfeld	October 31, 2032
MCM	December 31, 2030, plus 4 option years
Moncler	December 31, 2026, plus a 5-year optional term if certain conditions are met
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Paul Smith	December 31, 2021
Repetto	December 31, 2024
S.T. Dupont	December 31, 2022
Van Cleef & Arpels	December 31, 2024

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $86 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024.

Fragrance Portfolio

Abercrombie & Fitch — In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. We distribute these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops and in select Abercrombie & Fitch retail stores. Our initial men’s scent, First Instinct was launched in 2016 followed by a women’s version in 2017. During 2018 and early 2019, we introduced several First Instinct brand extensions. In the spring of 2019, we unveiled a new fragrance family for Abercrombie & Fitch, Authentic, for men and women, and in 2020, we released Authentic Night. In April 2021, we have Naturally Fierce Perfume ready for international distribution and in the second half of 2021, we have a new pillar ready for launch.

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

 The successful launch in 2017 of Fantasia by Anna Sui together with the benefits that accrued from our continued commitment to advertising and marketing, produced a significant increase in 2018 brand sales. Brand sales declined modestly in 2019, as new product launches were primarily brand extensions. The COVID-19 pandemic, which resulted in retail store closings and a virtual shutdown of travel retail, significantly affected Anna Sui brand sales in 2020. A recovery began in late 2020, and to take advantage of markets reopening, we began the initial rollout of our newest Anna Sui fragrance, Sky by Anna Sui in China and Hong Kong. For 2021, we plan a broader distribution of Anna Sui Sky throughout Asia.

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

Boucheron brand sales continue to be driven by legacy scents Boucheron Femme and Boucheron Homme as well as its legendary Jaipur lines. A scent collection was launched under the Boucheron brand in 2017, and additional scents are added annually. In 2019, two new fragrances, Boucheron Fleurs and Boucheron Quatre en Rouge, were added to the Boucheron collection. For 2020, we added Rose D’Isparta and Serpent Boheme and for 2021, Quatre en Bleu and Cuir de Venise will be making their debuts.

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

In 2016, we launched our first Coach fragrance, a women’s scent, and in 2017, a men’s scent, both of which have quickly become top selling prestige fragrances. The Coach brand achieved remarkable sales growth and quickly become one of the largest brands in our portfolio. Coach sales were driven by the continued popularity of the Coach signature lines, as well as the success of flankers. In 2020 we launched a new Coach women’s scent, Coach Dreams. We also have a new fragrance, Dreams Sunset, which is scheduled to debut in 2021. Coach is part of the Tapestry house of brands.

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

Beginning in 2015, we rolled out a new Dunhill scent, Icon, the success of which has made the Dunhill brand one of the stars within our United States based operations at that time. Building upon the established success of the Icon fragrance family, we launched several product extensions in 2017 and 2018. In 2019, the Dunhill Signature Collection debuted exclusively at Harrod’s followed by a global rollout, and brand extensions dominated for Dunhill in 2020. For 2021, we have a completely new fragrance family for Dunhill called Driven.

Graff— In 2018, the Company entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. The 8-year agreement has three 3-year automatic renewal options, potentially extending the license until December 31, 2035.

Since Laurence Graff OBE founded the company in 1960, Graff has been dedicated to sourcing and crafting diamonds and gemstones of untold beauty and rarity, and transforming them into spectacular pieces of jewelry that move the heart and stir the soul. Throughout its rich history, Graff has become the world leader for diamonds of rarity, magnitude and distinction. Most notably, it has dominated the list of historical and important rough diamonds discovered, cut and polished this century. Each jewelry creation is designed and manufactured in Graff’s London atelier, where master craftsmen employ stone-led design techniques to emphasize the beauty of each individual stone. The company remains a family business, overseen by Francois Graff, Chief Executive Officer.

For Graff, a six-scent collection for women, Lesedi La Rona, debuted exclusively at Harrods beginning in March 2020. The exclusive was extended through 2020 as a result of the interruption from mandatory store closings at various times throughout 2020. In 2021, a select market rollout will begin in the Middle East, with selective luxury distribution limited to only the most exclusive, upmarket retail outlets. In 2021, we have two new scents in the works for the Lesedi La Rona collection.

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

This license took effect on April 1, 2018 and we began selling GUESS legacy scents in 2018. In 2019 the GUESS brand quickly became the largest within our U.S. operations, with legacy fragrances dominating the sales mix. In 2019, we began shipments of 1981 Los Angeles and Seductive Noir, both flankers of established scents, which accelerated brand growth further.

Nearly three years in the making, our first new blockbuster scent, Bella Vita, will debut for the GUESS brand both domestically and internationally in 2021. In addition, a new men’s grooming and fragrance collection is now scheduled for a spring 2021 launch.

Hollister— We have a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. The Company distributes these fragrances internationally in specialty stores, high-end department stores and duty free shops, and in the U.S., in duty free shops as well as select Hollister retail stores. In 2016 we launched a men’s and women’s scent, Wave, for Hollister. In 2017, we introduced a fragrance duo, Wave 2, to complement the Wave franchise by Hollister. During 2018 we debuted an entirely new fragrance family for Hollister, Festival Vibes. In 2019, we launched the Wave limited edition duo, plus our first Festival brand extension, Festival Nite. For 2020, we released Canyon Escape for men and women in select markets, with the global rollout planned for the first quarter of 2021.

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

Jimmy Choo encompasses a complete luxury accessories brand. Women’s shoes remain the core of the product offering, alongside handbags, small leather goods, scarves, eyewear, belts, fragrance and men’s shoes. Management at Jimmy Choo shares a vision to create one of the world’s most treasured luxury brands. Jimmy Choo has a global store network encompassing more than 200 stores and is present in the most prestigious department and specialty stores worldwide. Jimmy Choo is part of the Capri Holdings Limited luxury fashion group.

Our first fragrance under the Jimmy Choo brand, a women’s signature scent, rolled out globally in 2011. In 2013, we launched our second Jimmy Choo line, Flash, and in 2014, we debuted Jimmy Choo Man, our first men’s scent. In 2015, the launch of Jimmy Choo Illicit, our third women’s fragrance under that label hit the market. In 2017, building on the very strong fragrance family trees of the women’s signature scent and Jimmy Choo Man, we successfully launched Jimmy Choo L’Eau for women and Jimmy Choo Man Ice. In 2018 we released another men’s flanker, Jimmy Choo Man Blue, and the brand’s women’s signature scent added Jimmy Choo Fever. During 2019, we introduced a Jimmy Choo Floral line, and an entirely new scent for men, Jimmy Choo Urban Hero, launched late in the year. For 2020, we expanded our product line to include a lipstick and nail polish line, and our new women’s fragrance, I Want Choo is being launched in 2021. Lastly, we will also be adding four new lipsticks to our Jimmy Choo makeup line in 2021.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. In 2017, we changed the strategic positioning and instituted new pricing with the launch of a new duo called Les Parfums Matières. Building on excellent sales results of the initial scents, in the second half of 2018, we expanded the Les Parfums Matières line with another fragrance duo, and in 2019, we added new scents to the brand’s expanding multi-scent collection. In 2021 Karl Cities, a new collection, is being prepared.

Kate Spade— In 2019, we entered into an exclusive, 11-year worldwide license agreement with Kate Spade New York to create, produce and distribute new perfumes and fragrance-related products under the Kate Spade brand. We will distribute these fragrances globally to department and specialty stores and duty free shops, as well as in Kate Spade New York retail stores. Our first original scent, Kate Spade, debuted in January 2021.

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

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including: Arpège, Lanvin L’Homme, Éclat d’Arpège, Rumeur 2 Rose, Jeanne Lanvin, Marry Me, Modern Princess and A Girl in Capri. Our Éclat d’Arpège line accounts for almost 50% of brand sales. We debuted a new scent called A Girl in Capri in 2019, and also introduced a new flanker, Éclat d’Arpège Sheer in the second half of 2020. Mon Éclat, a new fragrance, is scheduled for a second half 2021 release.

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

Our plan is to develop extraordinary fragrances for women and men that capture the creative spirit of MCM, with our first new fragrance, MCM, targeted for a first quarter of 2021 launch. We expect our distribution strategy to include MCM stores, high-end department stores and prestige beauty retailers, with a geographic focus on Asia, the Americas and Europe.

Montblanc—In 2010, we entered into an exclusive license agreement to create, develop and distribute fragrances and fragrance related products under the Montblanc brand. In 2015, we extended the agreement which now runs through December 31, 2025.

Montblanc has achieved a world-renowned position in the luxury segment and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women’s jewelry, international retail footprint through its network of more than 600 boutiques, high standards of product design and quality, Montblanc has grown to be our largest fragrance brand.

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line. In 2014, we launched our second men’s line, Emblem. The Emblem line was expanded in 2015 to include Montblanc Emblem Intense, and in 2016, we further extended our successful Montblanc Legend line with another men’s scent, Montblanc Legend Spirit. For 2017, we continued the rollout of the highly successful launch of Montblanc Legend Spirit and launched Montblanc Legend Night. In 2019, we unveiled Montblanc Explorer, a new men’s scent, with distribution in all geographic markets around the globe. For 2020, we introduced an eau de parfum version of Legend which debuted in the fall, and in 2021, we have a new flanker ready for market, Explorer Ultra Blue.

Oscar de la Renta— In 2013, we entered into an exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2019, the agreement was extended through December 31, 2031, with an additional five-year option potentially extending the agreement through December 31, 2036. In 2014, we took over distribution of fragrances within the brand’s legacy fragrance portfolio, and our first new women’s fragrance under the Oscar de la Renta brand, Extraordinary, was launched in 2015. Oscar de la Renta Bella Blanca, a new Oscar de la Renta scent, debuted in early 2018, and the Bella Rosa flanker was introduced in 2019. In 2020, the Oscar de la Renta Bella pillar added Bella Essence to the family tree. Debuting in 2021 we have a completely new fragrance for Oscar de la Renta, Alibi.

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

Paul Smith is an internationally renowned British designer who creates fashion with a clear identity. Paul Smith has a modern style which combines elegance, inventiveness and a sense of humor and enjoys a loyal following, especially in the UK and Japan. Fragrances include: Paul Smith Men, Paul Smith Women, Paul Smith London, Paul Smith Rose and Paul Smith Extrême, for men and women.

Repetto— In 2011, we entered into a 13-year exclusive worldwide license agreement to create, produce and distribute fragrances under the Repetto brand.

Created in 1947 by Rose Repetto at the request of her son, dancer and choreographer Roland Petit, Repetto is today a legendary name in the world of dance. For a number of years, it has developed timeless and must-have collections with a fully modernized signature style ranging from dance shoes, ballet slippers, flat shoes, sandals, handbags and high-end accessories.

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

This acquisition opened a new page in the Company’s history by integrating for the first time both fragrances and fashion, allowing us to apply a global approach to managing a fragrance brand with complete freedom in terms of creativity and aesthetic choices. At the same time, we enjoy a very high degree of visibility establishing a position of even greater preeminence for Rochas in the luxury goods universe. Rochas brand sales currently include approximately $2.2 million of royalties generated by the fashion and accessory business via its portfolio of license agreements. Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch that began in the first quarter of 2017 in its traditional markets of France and Spain. In 2018, we debuted flankers for Eau de Rochas and Mademoiselle Rochas and in late 2018, we launched our first new men’s line, Rochas Moustache. In 2019, a seasonal limited edition called Escapade Exotique came to market, as well as the debut of Mademoiselle Rochas Couture. A new women’s line, Byzance, debuted in early 2020. For 2021, we have a new two new fragrances debuting, Rochas Girl in the first half of the year, and later in the year, a flanker for the L’Homme Rochas collections.

S.T. Dupont— In 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont fragrances. The license agreement had been renewed several times and is now renewed annually, without any material changes in terms and conditions. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods. S.T. Dupont fragrances include: S.T. Dupont pour Femme, S.T. Dupont pour Homme, S.T. Dupont Essence Pure and S.T. Dupont Collection.

Van Cleef & Arpels— In 2018, the Company renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually, including Oud Blanc, in 2020. We have new additions to the Collection Extraordinaire, including Réve de Matiere unveiling in 2021.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business and we intend to add new prestige beauty brands to our portfolio. Over the past 30 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2019, we extended our license agreements for Abercrombie & Fitch, Hollister and Oscar de la Renta, and signed new licenses for Kate Spade New York and MCM. During 2020, we signed a new license for the Moncler brand. In 2020, we also acquired a minority interest in Divabox, which owns the Origines-parfums online platform. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This agreement should enhance the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development. As of December 31, 2020, we had cash, cash equivalents and short-term investments of approximately $296 million, which we believe should assist us in entering new brand licenses or out-right acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

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

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators
●	Fillers (Voyant, CPFPI, Omega Packaging, Societe de Diffusion de Produits de Parfumerie, TSM Brands)

●	Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières, Heinz), caps (Qualipac, ALBEA, RPC, Codiplas, LF Beauty, Texen Group, S.A.R.L. J3P SBG Packaging Group), Pumps (Silgan Dispensing Systems Thomaston Corp, Rexam) or boxes (Autajon, MMPP, Nortier, Draeger)

●	Production specialists who carry out packaging (CCI, Edipar, Jacomo, Societe de Diffusion de Produits de Parfumerie, MF Productions, Biopack) or logistics (Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European operations are primarily settled in euro and for our United States operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European operations components for our prestige fragrances are purchased from many suppliers around the world and are primarily manufactured in France. For United States operations, components for our prestige fragrances are sourced from many suppliers around the world and are primarily manufactured in the United States. However, occasionally, we will utilize third party manufacturers in France, China and Turkey.

Environmental and Social Governance

Both our US operations and our European operations are good corporate citizens and take our responsibilities seriously. We comply with all applicable laws, rules and regulations in general, and in particular with regard to chemicals and hazardous materials. From procurement of components to distribution of finished products, we act as a good corporate citizen and monitor and comply with all legal requirements.

Interparfums SA, our European operations with their headquarters in Paris, was ranked number 11 in the Gaïa Index for 2020. This index assesses the Environmental and Social Governance (“ESG”) performance of the top 70 small and medium enterprises for French companies with revenue between €150-500 million.

Interparfums SA also applies a comprehensive approach addressing issues of corporate, environmental and social responsibility and transparency. Interparfums SA complies with IS 22716, International Standards for Good Manufacturing Practices, with all aspects of the manufacturing process, including receiving of raw materials and packaging materials, production and quality control. In this regulatory environment, regular audit campaigns are carried out for all packaging plants by the quality department based on the ISO 22716 standard in place. The ultimate purpose of these audits is to ensure that packaging service providers maintain a good level of traceability for their activities. All plant activities were reviewed: receiving process for raw materials and packaging materials, manufacturing, packaging and quality controls. These reports demonstrated that Interparfums SA’s subcontractors comply with ISO 22716 Good Manufacturing Practices and in particular traceability requirements for all perfume production operations. It is also in compliance with EU directive entitled Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), which governs and regulates the safe use of chemicals. Although not a manufacturer, per se, Interparfums SA has taken the initiative and monitors its suppliers for compliance with REACH, and has commitments from each of them concerning “Substances of Very High Concern” as listed in appendix XIV of REACH. No supplier of Interparfums SA has advised it of any such hazardous materials in any of Interparfums products to date.

Interparfums SA monitors the outsourcing of the entire production process of its manufacturing partners with expertise and accountable leadership in their respective areas. These include producers of juice, glass, caps and cardboard boxes and packaging companies. We take environmental issues into account at each of these phases, and in particular regarding the choice of materials used for components, waste management and reducing the carbon footprint.

In the US we are also a good corporate citizen. Like our French subsidiary, we are not a true manufacturer, but we regularly monitor our subcontractors, suppliers and fillers for their compliance. In addition, our subcontractors and fillers are subject to inspection and audit from our various licensors for compliance with all aspects of law. One of our largest pump manufactures is the recipient of the 2020 Bronze Medal from EcoVadis for its corporate social responsibility rating, and a large glass bottle manufacturer was awarded gold metals from EcoVadis for its corporate social responsibility rating two years in a row.

In our US operations, we do not use any banned ingredients or components and use sustainable ingredients where practicable. Some componentry (glass/folding cartons) is also recyclable where practicable. For example, our new Abercrombie & Fitch Away fragrance uses glass and folding cartons that are 100% recyclable, and the carton liner is 100% recyclable and biodegradable. We are also licensed to use the “Green Dot” logo on our packaging, and that licensing fee goes towards packaging recycling efforts of consumer goods. Lastly, our product development team works with our fragrance houses – all very sustainable in their own right – to incorporate sustainably sourced ingredients in the fragrance oils used.

In addition to our production operations complying with applicable law, our managers, supervisors and traffic coordinators in our New Jersey distribution center undergo the following training in order for us to comply with Dangerous Goods Regulations. Compliance requires training and certification to deal in hazardous materials to prevent damage to the environment. The two main certifications are:

International Maritime Dangerous Goods (IMDG) Dangerous Goods Training – 3 year Certification for Ocean Shipment and International Air Transport Association (IATA) Dangerous Goods Training – 2 year Certification for Global Air Shipments.

Further, our distribution center in New Jersey has in-rack sprinklers to accommodate our hazardous material products. Our fragrances, Class 9 – Consumer Commodity ID8000, are registered with American Chemistry Council, Inc. (known in the chemicals industry as Chemtrec). Chemtrec has a 24/7 hazardous materials emergency communications center, which provides immediate assistance for incidents involving hazardous materials of any kind.

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

Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European operations maintain product liability coverage in an amount of €20.0 million (approximately $24.5 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

Government Regulation

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act. A fragrance must comply with the labeling requirements of this FDC Act as well as the Fair Packaging and Labeling Act and its regulations. In addition, various jurisdictions prohibit the use of certain ingredients in fragrances and cosmetics.

Our fragrance products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Regulation number 1223/2009 on cosmetic products, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

Trademarks

The market for our products depends to a significant extent upon the value associated with our trademarks and brand names. We have licenses or other rights to use, or own, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection are important to our business. Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

Under various license and other agreements, we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch

●	Anna Sui

●	bebe

●	Boucheron

●	Coach

●	Dunhill

●	French Connection

●	Graff

●	GUESS

●	Hollister

●	Jimmy Choo

●	Kate Spade New York

●	Lily Aldridge

●	Karl Lagerfeld

●	MCM

●	Moncler
●	Montblanc

●	Oscar de la Renta

●	Paul Smith

●	Repetto

●	S.T. Dupont

●	Van Cleef & Arpels

In addition, we are the registered trademark owner of several trademarks for fragrance and beauty products, including:

●	Rochas

●	Lanvin

●	Intimate

●	Aziza

Human Capital

As of January 1, 2021, we had 396 full-time employees worldwide. Of these, 289 are full-time employees of our European operations, with 107 employees engaged in sales activities and 182 in administrative, production and marketing activities. Our United States operations have 107 employees, and of these, 21 were engaged in sales activities and 86 in administrative, production and marketing activities. We do not have collective bargaining agreements relating to any of our employees, strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment and, believe that our relationship with our employees is good.

Our employees are one of our most valuable assets, and fostering long-term relationships are beneficial to the continuity of our business. After experience and expertise in the respective fields of employment, we look for dedication and loyalty among our employees, as we believe having long-term staff members benefits our company. All of our executive officers have been with us for more than twenty years, and we have several senior and upper level staff members, who have also been with us long term. These long-term executives and employees believe that our company and their co-workers are an extended family. Their efforts and dedication are what allow our company to prosper.

The safety of our employees is of paramount importance to us. In the early stages of the COVID-19 pandemic we experienced brief closures at all of our locations, and adapted to working remotely. Upon reopening, we implemented prevention protocols to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, are in compliance with the Centers for Disease Control guidelines and state requirements.

Item 1A. Risk Factors.

You should carefully consider these material risk factors before you decide to purchase or sell shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

●	Fragrance Business, Brand Names and Intellectual Property

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

Joint arrangements or strategic alliances in geographic markets in which we have limited, or no prior experience may expose us to additional risks.

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

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We have licenses or other rights to use, or own the material trademark and brand name rights in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection are important to our business. Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

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

●	COVID-19 Pandemic and Economic Downturn

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, have had and we expect will continue to have, certain negative impacts on our business including, but not limited to, the following:

●	We have experienced an overall decrease in sales of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products have been significantly negatively affected by shelter-in-place regulations and closings of retailers around the world. We believe the most significant impact occurred in the second quarter of 2020. Although we experienced sales increases in the third and fourth quarter as compared to the second quarter of 2020, estimates of future sales, even in the short term are difficult to determine. In addition, there have been recent increases in COVID-19 cases in the United States and Europe, which have resulted in certain governments once again tightening restrictions. If the COVID-19 pandemic further intensifies, its negative impacts on our sales could be more prolonged and may become more severe.

●	Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a further decrease in demand for our products.

●	We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.

●	As a result of the COVID-19 pandemic, in all jurisdictions in which we operate we are following guidance as well as requirements from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers. However, we may experience reductions in productivity and disruptions to our business routines while such guidance and restrictions remain in place.

●	Actions we have taken or may take, or decisions on potential actions that we did not take, as a consequence of the COVID-19 pandemic may result in claims or litigation against us.

●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on consumers, suppliers or third-party distributors.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn.

We believe that a high degree of global economic uncertainty could have a further negative effect on consumer confidence, demand and spending. In addition, we believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect consumer purchasing patterns. In addition, a further general economic downturn may result in further reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our retail store customers. Any further material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

An outbreak of any other disease, epidemic or pandemic, or similar public health threat on the scope of COVID-19, could have a material adverse impact on the Company’s business, operating results and financial condition.

An outbreak of disease, epidemic or pandemic, or similar public threat on the scope of COVID-19, or fear of such an event, that negatively impacts consumer spending on our products could have a material adverse impact on the Company’s business, financial condition and operating results. Like most companies doing business around the globe, ours is being impacted by the coronavirus. There are many unknowns as to the duration and severity of the situation which we are closely monitoring. As a result of the trends in 2020 we have seen, there has been a significant decline in air travel and consumer traffic in key shopping and tourist areas. The extent and potential short and long-term impact of the coronavirus on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ willingness to travel and purchase our products, and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted.

●	Global Operations

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

Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. For example, the United Kingdom’s recent withdrawal from the European Union (“Brexit”), despite its recent trade agreement with the European Union, has created uncertainty regarding, among other things, the U.K.’s future legal and economic framework and how the U.K. will interact with other countries, including with respect to the free movement of goods, services, capital and people. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, tariffs, trade barriers and market contraction, could adversely affect the Company’s business and financial results.

●	Operational Risks

We are dependent upon Messrs. Jean Madar and Philippe Benacin, and the loss of their services could harm our business.

Jean Madar, our Chief Executive Officer, and Philippe Benacin, our President, and Chief Executive Officer of Interparfums SA, are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found.

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

Our fragrance products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Regulation number 1223/2009 on cosmetic products, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

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

●	Fragrance Markets

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

●	General Risk Factors

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

 Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. The standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. These standards or assumptions could change over time. In addition, we could be criticized for the scope of initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of annual net sales and diluted earnings per share. Accordingly, we provide guidance as to our expected annual net sales, and diluted earnings per share, which is updated as appropriate throughout the year. While we generally provide updates to our guidance when we report our results each fiscal quarter if called for, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, longer-term guidance that we may from time to time provide is based on goals that we believe, at the time guidance is given, are reasonably attainable.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

We maintain our corporate headquarters and United States operations in approximately 24,900 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expires on October 31, 2025. In addition, we maintain office space in Hong Kong with a lease that expires in June 2023. In August 2019 we opened a small distribution center in Shanghai, China that expires in July 2022.

European Operations

Our European operations maintain their corporate headquarters on the Champs Elysees in Paris France, with leases for various units that expire from March 2022 to September 2026. United States distribution operations for European operations maintain their headquarters in New York City, with a lease that expires in May 2029. A small office is located Singapore for Asia-Pacific distribution by European operations.

In January 2021, Interparfums SA signed a purchase contract, subject to certain conditions, to acquire an office building complex for its exclusive use as its future headquarters, located in the heart of Paris. This transaction is expected to be completed in the spring of this year with the move planned for the end of 2021 or the beginning of 2022. Our European operations also maintains a studio and operations departments at a second location in Paris with a lease that expires in May 2024. We are presently negotiating a potential early termination in view of the agreement for the new Paris headquarters.

European operations maintain an approximately 333,700 square foot distribution center located in Criquebeuf sur Seine, France, with a seven year term that expires May 2027 and an option to extend the term for an additional two years.

Interparfums SA has several agreements for warehousing and distribution services which are renewed on an annual basis. Fees payable are partially calculated based upon a percentage of sales, which is customary in the industry.

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

Fiscal 2020	High Closing Price	Low Closing Price
Fourth Quarter	61.08	36.63
Third Quarter	49.40	36.46
Second Quarter	51.68	37.63
First Quarter	75.00	34.20

Fiscal 2019	High Closing Price	Low Closing Price
Fourth Quarter	81.40	66.65
Third Quarter	71.58	62.38
Second Quarter	77.34	63.53
First Quarter	80.99	58.50

As of February 10, 2021, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 34. We believe there are approximately 10,600 beneficial owners of our common stock.

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

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/15	12/16	12/17	12/18	12/19	12/20
Inter Parfums, Inc.	100.00	140.26	189.45	290.48	327.44	274.22
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group	100.00	104.30	120.74	119.69	162.97	188.69

Dividends

In October 2019, our Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share on an annual basis. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the annual cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. The next quarterly cash dividend of $0.25 per share is payable on March 31, 2021 to shareholders of record on March 15, 2021.

Sales of Unregistered Securities

In December 2020, our non-employee directors exercised stock options to purchase an aggregate of 1,500 shares of restricted common stock. These transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his or her common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Item 6. Selected Financial Data

The following selected financial data have been derived from our financial statements and should be read in conjunction with those financial statements, including the related footnotes.

	Years Ended December 31,
(In thousands except per share data)	2020	2019	2018	2017	2016
Income statement data:
Net sales	$539,009	$713,514	$675,574	$591,251	$521,072
Cost of sales	208,278	267,578	248,012	214,965	194,601
Selling, general and administrative expenses	260,648	341,209	332,831	295,540	258,787
Operating income	70,083	104,727	94,731	78,623	66,678
Income before taxes	69,349	105,146	95,859	78,065	67,074
Net income attributable to the noncontrolling interest	11,749	15,821	15,922	13,659	9,917
Net income attributable to Inter Parfums, Inc.	38,219	60,249	53,793	41,594	33,331

Net income attributable to Inter Parfums, Inc. common shareholders per share:
Basic	$1.21	$1.92	$1.72	$1.33	$1.07
Diluted	$1.21	$1.90	$1.71	$1.33	$1.07

Weighted average common shares outstanding:
Basic	31,537	31,451	31,308	31,172	31,072
Diluted	31,655	31,689	31,522	31,305	31,176

Depreciation and amortization	$9,067	$8,729	$11,031	$11,914	$15,341

	As at December 31,
(In thousands except per share data)	2020	2019	2018	2017	2016
Balance sheet and other data:
Cash and cash equivalents	$169,681	$138,417	$193,136	$208,343	$161,828
Short-term investments	126,627	119,714	67,870	69,899	94,202
Working capital	444,515	388,831	382,425	382,171	337,977
Total assets	890,145	828,832	797,829	777,772	682,409
Short-term bank debt	-0-	-0-	-0-	-0-	-0-
Long-term debt (including current portion)	24,706	23,060	46,061	60,579	74,562
Lease liabilities (including current portion)	26,487	29,991	-0-	-0-	-0-
Inter Parfums, Inc. shareholders’ equity	535,836	468,006	447,607	433,298	370,391
Dividends declared per share	$0.33	$1.155	$0.905	$0.72	$0.62

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 78%, 76% and 80% of net sales for 2020, 2019 and 2018, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Moncler, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 22%, 24% and 20% of net sales in 2020, 2019 and 2018, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade and we license the Montblanc, Coach, Jimmy Choo and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2020	2019	2018
Montblanc	21%	22%	19%
Coach	17%	14%	15%
Jimmy Choo	16%	16%	17%
GUESS (license commenced April 1, 2018)	11%	10%	n/a
Lanvin	7%	8%	10%

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

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. More recently, those governments have set guidelines in allowing businesses to reopen and employees to return to offices. Beginning in March 2020, we implemented travel restrictions and we have been following social distancing practices. Our teams were set up to work from home and carry on business as efficiently as possible. In all jurisdictions in which we operate we have been following guidance from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers as the health and safety of our employees are paramount.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. The duration and intensity of this global health emergency and its related disruptions are uncertain. Beginning in June 2020, retail stores in many jurisdictions around the world began reopening and business has improved considerably. However, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations. We anticipate that limited traffic in reopened stores and the virtual shutdown of international air traffic will continue to have an unfavorable impact our business.

We faced significant challenges in 2020 and we anticipate that these challenges will continue in 2021 due to uncertain market conditions. Business significantly improved during the second half of 2020, as retail stores began reopening and consumers have increased their on-line purchasing. We expect this trend to continue, however, we do not see a resurgence anytime soon in travel retail as air traffic continues to suffer due in part to governmental restrictions on international air travel. In addition, the recent resurgence and introduction of variants of COVID-19 cases in various parts of the world, including the United States, the United Kingdom and other countries in Europe, South America and Africa, has caused temporary re-implementation of government restrictions to prevent further spread of the virus. These include the temporary closure of businesses deemed non-essential, travel bans and restrictions, social distancing and quarantines. Lastly, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe that the impact of the COVID-19 pandemic will continue to have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

Operationally, we are prepared for increased demand in the post-COVID-19 environment, with business in Asia, Eastern Europe and North America showing signs of a comeback. We have geared up to rapidly fill the distribution channels as the crisis subsides. In that regard, we have maintained reasonable inventory levels of components and finished goods, and we are gaining local market intelligence from our distributors and production capacity data from our suppliers. We do not anticipate any material impairment of trademarks, licenses and other intangible assets.

Our conservative financial tradition has enabled us to amass and maintain hefty cash balances and nominal long-term debt levels when this pandemic began. Nonetheless, we took several actions to minimize expenses and protect cash flow. Our operating cost structure, of which variable costs typically accounts for over two-thirds, has enabled us to minimize the impact of reduced net sales on our bottom line. In that regard, we postponed the launch of several programs originally scheduled for 2020 until 2021 and moved related advertising and promotion expenses to 2021 as well. That includes our planned launches for the Kate Spade New York, Jimmy Choo, Anna Sui and GUESS brands. We also took several actions with an eye toward minimizing fixed expenses. While we did not terminate or furlough any employees, we did institute a hiring freeze and significantly cut bonuses for 2020. We also temporarily suspended our quarterly cash dividend. These actions have had a favorable impact on the Company’s fixed expenditures and cash flow. Furthermore, our cash and credit management teams, together with our executive management teams, paid particular attention to the management of working capital. As a result of the above, we did not experience any short-term liquidity problem or incur any significant credit losses.

Recent Important Events

Anna Sui Corp.

In January 2021, we renewed our license agreement with Anna Sui Corp. for the creation, development and distribution of fragrance products through December 31, 2026, without any material changes in terms and conditions. Our initial 10-year license agreement with Anna Sui Corp. was signed in 2011. The renewal agreement also allows for an additional 5-year term through 2031 at the option of the Company.

Building Acquisition - Future Headquarters in Paris

In December 2020, our majority owned Paris-based subsidiary, Interparfums SA, signed a purchase contract, subject to certain conditions, to acquire an office building complex for its exclusive use as its future headquarters located in the heart of Paris. In order to maintain our current cash position, it is expected that approximately 90% of the €125 million ($153 million) purchase price, excluding taxes and related expenses, will be financed by a bank loan. The transaction is expected to be completed in the spring of this year with the move planned for the end of 2021 or the beginning of 2022.

This acquisition is a unique opportunity with benefits to be realized over the long-term. Owning our corporate headquarters in a very prestigious part of Paris, and customizing the complex for our European operations, will enhance our reputation, provide an exceptional work environment, as well as a welcoming and productive atmosphere for our suppliers, distributors and licensors.

Origines-Parfums

In June 2020, the Company through its 73% owned subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14.0 million, through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million term loan, which has been amended such that the loan was repaid in full in February 2021. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This agreement should enhance the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development.

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

S.T. Dupont

In January 2021, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2022, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997 and had previously been extended through December 31, 2020.

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

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.99%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2020 indefinite-lived intangible assets aggregated $132.0 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2020 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value
Weighted average cost of capital	+10%	$(11.3)
Weighted average cost of capital	-10%	$12.5
Future sales levels	+10%	$15.0
Future sales levels	-10%	$(15.0)

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

Quantitative Analysis

During the three-year period ended December 31, 2020, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2020, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.5 million and selling, general and administrative expenses would have changed by approximately $0.2 million. The collective impact of these changes on 2020 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted share would be an increase or decrease of approximately $0.7 million, $0.4 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2020	% Change	2019	% Change	2018
European based product sales	$422.9	(22)%	$542.1	1%	$537.6
United States based product sales	116.1	(32)%	171.4	24%	138.0
Total net sales	$539.0	(24)%	$713.5	6%	$675.6

Net sales decreased 24% in 2020 to $539.0 million, as compared to $713.5 million in 2019. At comparable foreign currency exchange rates, net sales decreased 26%. Net sales increased 6% in 2019 to $713.5 million, as compared to $675.6 million in 2018. At comparable foreign currency exchange rates, net sales increased 8%. The average U.S. dollar/euro exchange rates were 1.15 in 2020 and 1.12 in 2019 and 1.18 in 2018.

European based product sales decreased 22% in 2020 to $422.9 million, as compared to $542.1 million in 2019. At comparable foreign currency exchange rates, European based product sales decreased 23% in 2020. European based product sales increased 1% in 2019 to $542.1 million, as compared to $537.6 million in 2018. At comparable foreign currency exchange rates, European based product sales increased 4% in 2019.

United States based product sales decreased 32% in 2020 to $116.1 million, as compared to $171.4 million in 2019. United States based product sales increased 24% in 2019 to $171.4 million, as compared to $138.0 million in 2018.

As previously mentioned, the effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. However, business began rebounding better than anticipated. Since the early days of the pandemic, our sales have increased sequentially, thanks to store re-openings and a robust e-commerce business being conducted by our retail customers. However, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations.

For our European operations, fourth quarter 2020 sales increased 8% over fourth quarter 2019, a significant improvement compared to the third quarter decline of 10% and the second quarter decline of 69%. Although we postponed our planned new product launches for Jimmy Choo and Kate Spade New York from 2020 to 2021, sales benefitted from the favorable turnaround in several of our markets, notably Asia, Middle East and North America. Among our largest brands, comparable full year Montblanc and Jimmy Choo brand sales both declined 27%, which is also understood in the context of the high bars set in 2019 with the rollout of Montblanc’s Explorer and Jimmy Choo’s Urban Hero. Coach brand sales were just 4% below 2019’s as Coach brand sales benefitted from the debut of Coach Dreams earlier in 2020.

European based product sales came in as expected in 2019 despite fighting a stronger dollar throughout the year. Our largest brand, Montblanc, grew full year sales by 23% with the excellent performance of the new Montblanc Explorer scent as well as the continued strength of the brand’s Legend fragrance family. In constant dollars, Jimmy Choo brand sales were up slightly. However, due to the strengthening of the dollar, Jimmy Choo brand sales were down nominally in actual dollars. Coach brand sales were also down slightly in 2019 in actual dollars but ahead of 2018 in constant dollars.

Our United States based operations also saw a significant improvement in sales as 2020 progressed. After the 75% decline in comparable second quarter 2020 product sales, the decline narrowed to 35% in the third quarter of 2020 and 9% in the fourth quarter of 2020. Although there has been dramatic improvement in our U.S. operations, sales have been hampered by the lack of new product launches this year. Notably, our largest U.S. brand, GUESS, saw its sales decline 18% as its Bella Vita blockbuster launch was rescheduled until 2021. We also postponed the launch of Anna Sui Sky, which together with the virtual shutdown of travel retail in Asia, resulted in a 47% decline in 2020 Anna Sui brand sales.

United States based product sales increased 24% in 2019 to $171.4 million, as compared to $138.0 million in 2018. GUESS brand fragrances had an extraordinary year due to the addition of two brand extensions, 1981 Los Angeles and Seductive Noir, the continued popularity of legacy scents, and the success of our international distribution and marketing programs. Also contributing to the top line growth by U.S. operations were Abercrombie & Fitch and Hollister, both of which achieved significant sales growth spurred by the launch of the Authentic fragrance duo for Abercrombie & Fitch, and brand extensions for the Wave and Festival fragrance families for Hollister. Oscar de la Renta fragrance sales rose slightly, supported by legacy scents and our growing Bella fragrance family.

We maintain confidence in our future as we plan to strengthen advertising and promotional investments supporting all portfolio brands, accelerate brand development and build upon the strength of our worldwide distribution network. Our 2021 new product pipeline is abundant, with new entrants for our European operations that include women’s scents for the Jimmy Choo, Kate Spade, and Rochas brands. For U.S. operations, we have fragrance duos unveiling for the Abercrombie & Fitch and Hollister brands, and women’s scents debuting for the Anna Sui, GUESS, MCM, and Oscar de la Renta brands, plus broader distribution of Anna Sui Sky throughout Asia is also planned.

Lastly, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2020	2019	2018
	(in millions)
North America	$193.5	$235.5	$210.5
Western Europe	147.1	185.5	180.9
Asia	79.7	110.9	113.4
Middle East	46.8	72.6	59.3
Eastern Europe	33.1	55.2	52.8
Central and South America	32.5	46.2	51.7
Other	6.3	7.6	7.0
	$539.0	$713.5	$675.6

The impact of the COVID-19 pandemic broadly impacted all regions in 2020, with the steepest declines in the Middle East and Eastern Europe. Travel retail accounted for much of the decline in the Asian market. This is in contrast to 2019, where virtually all regions registered growth for the year with only Central and South America declining. Asia, which appears to be down slightly in 2019, is actually up in constant dollars. The strongest gains were achieved by the Middle East, North America and Eastern Europe, which increased sales by 22%, 12% and 5%, respectively.

Gross Margins

	Years ended December 31,
	2020	2019	2018
	(in millions)
Net sales	$539.0	$713.5	$675.6
Cost of sales	208.3	267.6	248.0
Gross margin	$330.7	$445.9	$427.6
Gross margin, as a percent of net sales	61.4%	62.5%	63.3%

As a percentage of net sales, gross profit margin was 61.4%, 62.5%, and 63.3% in 2020, 2019 and 2018, respectively. For European based operations, gross profit margin as a percentage of net sales was 64.0%, 65.7% and 66.3% in 2020, 2019 and 2018, respectively. We carefully monitor movements in foreign currency exchange rates as over 45% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.15 in 2020, as compared to 1.12 in 2019, and the weaker dollar in 2020 resulted in a small decline in our gross margin in 2020. Gross margin in 2020 also includes a charge of approximately $2.0 million relating to the assumption of a return liability for products sold by the former licensee of a brand license entered into in 2019.

The stronger dollar in 2019 resulted in a benefit to our gross margin in 2019, however, our new Montblanc Explorer product line has a greater than typical cost of sales, which more than offset the benefit of the stronger dollar.

For United States operations, gross profit margin was 51.8%, 52.5% and 51.4% in 2020, 2019 and 2018, respectively. With a decline in sales in 2020, certain expenses such as depreciation of tools and molds together with the distribution of point of sale materials exaggerated the decline in gross margin for the year as a percentage of sales. In 2019, sales growth for our United States operations primarily came from increased sales of higher margin prestige products under licenses.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $26.4 million, $38.9 million and $36.4 million in 2020, 2019 and 2018, respectively, and represented 4.9%, 5.5% and 5.4% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $5.0 million, $7.7 million and $7.1 million in 2020, 2019 and 2018, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2020	2019	2018
	(in millions)
Selling, general & administrative expenses	$260.6	$341.2	$332.8
Selling, general & administrative expenses as a percent of net sales	48.4%	47.8%	49.3%

Selling, general and administrative expenses decreased 23.6% in 2020 as compared to 2019, and increased 2.5% in 2019 as compared to 2018. As a percentage of sales, selling, general and administrative expenses were 48.4%, 47.8% and 49.3% in 2020, 2019 and 2018, respectively. For European operations, selling, general and administrative expenses declined 23.5% in 2020 and 1.0% in 2019, as compared to the corresponding prior year period and represented 49.8%, 50.8% and 51.7% of sales in 2020, 2019 and 2018, respectively. As discussed in more detail below, the fluctuations which are in line with the fluctuations in sales for European operations, are primarily from variations in promotion and advertising expenditures.

Our operating cost structure, of which variable costs typically account for over two-thirds, has enabled us to minimize the impact of reduced net sales on our bottom line. Due to the effects of the COVID-19 pandemic, a substantial portion of the reduction in selling, general and administrative expenses in 2020 were attributable to the postponement of advertising and promotional expenses to 2021, as substantially all major new product launches were postponed until 2021. In addition, we also undertook several actions with an eye toward minimizing fixed expenses. While we have maintained a full staff, we had instituted a hiring freeze and significantly cut bonuses for 2020.

For United States operations, selling, general and administrative expenses decreased 24.1% in 2020 and increased 20.2 % in 2019, as compared to the corresponding prior year period and represented 43.1%, 38.5% and 39.8% of sales in 2020, 2019 and 2018, respectively. Our U.S. operations are significantly smaller than those of our European operations and carry higher fixed costs that could not be leveraged as efficiently as those of our European operations with the decline in net sales. The 2019 increase, which is in line with the increase in sales, and is the result of royalties and promotional and advertising expenses required under our license agreements.

Promotion and advertising included in selling, general and administrative expenses aggregated $91.7 million, $144.6 million and $139.7 million in 2020, 2019 and 2018, respectively. Promotion and advertising as a percentage of sales represented 17.0%, 20.3% and 20.7% of net sales in 2020, 2019 and 2018, respectively. Although promotion and advertising programs were cut in 2020 in response to market conditions, we plan to continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We anticipated that on a full year basis, promotion and advertising expenditure will aggregate approximately 21% of 2021 net sales, which is in line with historical averages.

Royalty expense included in selling, general and administrative expenses aggregated $41.1 million, $53.0 million and $48.9 million in 2020, 2019 and 2018, respectively. Royalty expense as a percentage of sales represented 7.6%, 7.4% and 7.2% of net sales in 2020, 2019 and 2018, respectively. The increase in 2020 and 2019, as a percentage of sales, is directly related to new licenses and increased royalty based product sales. As a result of the COVID-19 pandemic we reached agreements with most of our licensors to waive or significantly reduce minimum guaranteed royalties for 2020.

Service fees, which are fees paid within our European operations to third parties relating to the activities of our distribution subsidiaries, aggregated $6.8 million, $7.5 million and $9.7 million in 2020, 2019 and 2018, respectively. The 2020 decline is the result of lower sales volume and the 2019 decrease is the result of the discontinuation of certain European distribution subsidiaries, and a return to a third party distribution model in those territories.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations decreased 33.1% to $70.1 million in 2020 as compared to $104.7 million in 2019, which was an increase of 10.6% from $94.7 million in 2018. Operating margins aggregated 13.0%, 14.7% and 14.0% for the years ended December 31, 2020, 2019 and 2018, respectively. Strong cost controls in 2020 enabled us to minimize the impact of the sudden drop in sales resulting from the COVID-19 pandemic. In 2019, small fluctuations in gross margin were mitigated by small fluctuations in selling, general and administrative expenses.

Other Income and Expenses

Interest expense aggregated $2.0 million, $2.1 million and $2.6 million in 2020, 2019 and 2018, respectively. Interest expense is primarily related to the financing of brand and licensing acquisitions. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions. Long-term debt including current maturities aggregated $24.7 million, $23.1 million and $46.1 million as of December 31, 2020, 2019 and 2018, respectively.

Foreign currency losses aggregated $2.2 million, $1.1 million and $0.3 million in 2020, 2019 and 2018, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 45% of 2020 net sales of our European operations were denominated in U.S. dollars. The weaker U.S. dollar in the fourth quarter of 2020 accounted for the loss on foreign currency as receivables denominated in dollars were revalued to year end rates.

Interest income aggregated $2.9 million, $3.7 million and $4.0 million in 2020, 2019 and 2018, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Other income, which aggregated $0.5 million, represents our share of the income of Divabox for the year ended December 31, 2020.

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

The Company estimated of the effect of GILTI and has determined that it has no tax liability related to GILTI as of December 31, 2020, 2019 and 2018. The Company also estimated the effect of FDII and recorded a tax benefit of $0.3 million, $0.9 million and $0.6 million as of December 31, 2020, 2019 and 2018, respectively.

Our effective income tax rate was 28.0%, 27.7% and 27.3% in 2020, 2019 and 2018, respectively.

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

In addition, pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is expected to be cut from approximately 33% to 25% over a three-year period which began in 2020. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Year ended December 31,
	2020	2019	2018
	(In thousands except share and per share data)
Net income attributable to European operations	$41,814	$56,343	$56,469
Net income attributable to United States operations	8,154	19,727	13,246
Net income	49,968	76,070	69,715
Less: Net income attributable to the noncontrolling interest	11,749	15,821	15,922
Net income attributable to Inter Parfums, Inc.	$38,219	$60,249	$53,793

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.21	$1.92	$1.72
Diluted	1.21	1.90	1.71

Weighted average number of shares outstanding:
Basic	31,536,659	31,451,093	31,307,991
Diluted	31,654,544	31,688,700	31,522,371

Net income aggregated $50.0 million, $76.1 million and $69.7 million in 2020, 2019 and 2018, respectively. Net income attributable to European operations was $41.8 million, $56.3 million and $56.5 million in 2020, 2019 and 2018, respectively, while net income attributable to United States operations was $8.2 million, $19.7 million and $13.2 million in 2020, 2019 and 2018, respectively. The fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses, most of which, in 2020, was caused by the effects of the COVID-19 pandemic.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is related to the profitability of our European operations, and aggregated 28.1% of European operations net income in 2020 and 2019 and 28.2% and 2018. Net income attributable to Inter Parfums, Inc. aggregated $38.2 million, $60.2 million and $53.8 million in 2020, 2019 and 2018, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 7.1%, 8.4% and 8.0% in 2020, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances and nominal long-term debt. As of December 31, 2020, we had $296 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of December 31, 2020, long-term debt aggregated only $10.1 million and we also have $51 million available in untapped credit facilities. Nonetheless, in response to the COVID-19 pandemic, we have taken several actions to minimize expenses and protect cash flow. As discussed above, our operating cost structure, of which variable costs in a typical year account for over two-thirds, has enabled us to minimize the impact of reduced net sales on our bottom line. In that regard, we have postponed the launch of several programs originally scheduled for this year until 2021 and moved related advertising and promotion programs to 2021 as well. We have also taken several actions with an eye toward minimizing fixed expenses. While we did not terminate or furlough any employees, we did institute a hiring freeze and significantly cut bonuses for 2020. In 2020, we also temporarily suspended our quarterly cash dividend. These actions have had a favorable impact on the Company’s fixed expenditures and cash flow. Furthermore, our cash and credit management teams together with our executive management teams paid particular attention to the management of working capital. As a result of the above, we have not experienced any short-term liquidity problems.

At December 31, 2020, working capital aggregated $445 million, and we had a working capital ratio of over 3.8 to 1. Approximately 86% of the Company’s total assets are held by European operations including approximately $190 million of trademarks, licenses and other intangible assets.

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

Cash provided by operating activities aggregated $65.0 million, $76.5 million, and $63.0 million in 2020, 2019 and 2018, respectively. In 2020, working capital items used $1.9 million in cash from operating activities, as compared to $11.7 million in 2019 and $20.9 million in 2018. We anticipated significant challenges in 2020 due to uncertain market conditions promulgated by the COVID-19 pandemic. Since March 2020, retail stores in several jurisdictions around the world began reopening and business is rebounding better than expected. Although, from a cash flow perspective, accounts receivable is down approximately 10% from that of the prior year, day’s sales outstanding increased to 86 days in 2020, as compared to 69 days and 71 days in 2019 and 2018, respectively. In addition to a decline in net sales, the COVID-19 pandemic put tremendous pressure on many of our customers throughout 2020. We worked closely with our customers and extended payment terms as necessary. However, we did not incur any material losses in connection with the collection of accounts receivable. Although inventories also declined approximately 12% from that of the prior year, the decline in sales and the postponement of certain new product launches had a significant effect on inventory days on hand, which grew to 277 days in 2020, as compared to 224 days in 2019 and 223 days in 2018, respectively. With the upturn in sales in the second half of 2020 expected to continue into 2021 and our aggressive product launch schedule for 2021, we believe our inventory levels are needed to support net sales expectations.

Cash flows used in investing activities reflect the purchase and sales of short-term investments. These investments are primarily certificates of deposit and other contracts with maturities greater than three months. At December 31, 2020, approximately $60 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we spent approximately $3.8 million on capital expenditures including tools and molds needed to support our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In December 2020, our majority owned Paris-based subsidiary, Interparfums SA, signed a purchase contract, subject to certain conditions, to acquire an office building complex for its exclusive use as its future headquarters located in the heart of Paris. In order to maintain our current cash position, it is expected that approximately 90% of the €125 million ($153 million) purchase price, excluding taxes and related expenses, will be financed by a bank loan. The transaction is expected to be completed in the spring of this year with the move planned for the end of 2021 or the beginning of 2022. A €6.25 million ($7.7 million) deposit was paid upon signing the purchase contract.

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million term loan, which has been amended such that the loan was repaid in full in February 2021.

Payments for licenses, trademarks and other intangible assets primarily represent upfront entry fees incurred in connection with new license agreements.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2020, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2021 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30.7 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2020 and 2019.

Purchase of subsidiary shares from noncontrolling interest primarily represents the purchase of treasury shares of Interparfums SA, which are expected to be issued to Interparfums SA employees pursuant to its Free Share Plan.

In October 2018, our Board authorized a 31% increase in the annual dividend to $1.10 per share and in October 2019, our Board authorized a further 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. The next quarterly cash dividend of $0.25 per share is payable on March 31, 2021 to shareholders of record on March 15, 2021. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $21.1 million, $44.2 million and $35.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The cash dividends to be paid in 2021 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2020.

Contractual Obligations

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt	$24,706	$14,569	$2,142	$2,142	$5,853
Lease Liabilities	$26,487	$5,568	$9,186	$6,856	$4,877
Purchase Obligations(1)	$1,398,964	$165,506	$330,849	$316,267	$586,342
Total	$1,450,157	$185,643	$342,177	$325,265	$597,072

(1)	Consists of purchase commitments for advertising and promotional items, minimum royalty guarantees, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions. Future advertising commitments were estimated based on planned future sales for the license terms that were in effect at December 31, 2020, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

As of December 31, 2020, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $22.4 million and GB £1.9 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The required financial statements commence on page F-1.

Supplementary Data

Quarterly Data (Unaudited)

For the Year Ended December 31, 2020

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$144,824	$49,506	$160,637	$184,042	$539,009
Gross margin	89,041	26,844	97,198	117,648	330,731
Net income (loss)	13,299	(2,983)	21,852	17,800	49,968
Net income attributable to Inter Parfums, Inc.	10,059	(3,118)	16,538	14,740	38,219

Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.32	$(0.10)	$0.52	$0.47	$1.21
Diluted	$0.32	$(0.10)	$0.52	$0.47	$1.21

Weighted average common shares outstanding:
Basic	31,530	31,532	31,533	31,552	31,537
Diluted	31,708	31,532	31,619	31,666	31,655

Quarterly Data (Unaudited)

For the Year Ended December 31, 2019

(In Thousands Except Per Share Data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net sales	$178,242	$166,242	$191,227	$177,803	$713,514
Gross margin	109,841	106,974	114,437	114,684	445,936
Net income	24,978	15,600	26,658	8,834	76,070
Net income attributable to Inter Parfums, Inc.	18,894	12,318	20,848	8,189	60,249

Net income attributable to Inter Parfums, Inc. per share:
Basic	$0.60	$0.39	$0.66	$0.26	$1.92
Diluted	$0.60	$0.39	$0.66	$0.26	$1.90

Weighted average common shares outstanding:
Basic	31,431	31,449	31,452	31,473	31,451
Diluted	31,679	31,687	31,676	31,713	31,689

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 20 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2020, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of ten (10) directors.

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

During 2020, our board of directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2020, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our company’s website.

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

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2020, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●	Nominating Committee – During 2020, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

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

Jean Madar

Jean Madar, age 60, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 62, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 64, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 59 and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 60 a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 63, has been a Director since March 1997, and is also an independent director. Mr. Bensoussan is the founder of Sirius Equity Consultants, a retail and branded luxury goods Investment Company. To date, Mr. Bensoussan remains as an investor in feelunique.com, Europe’s largest online beauty retailer. C.A.R.O.L, the AI driven fitness equipment, Hapy Sweet Bee Ltd, natural health food products, Eaglemoss Ltd, UK part-works publisher and Patchwork, a Parisian co-working company.

He was previously Chairman of Camaïeu, the French retail conglomerate, a board member of Celio International, the French retail conglomerate and Vivarte representing the GLG hedge fund. In the latter part of 2019, Mr. Bensoussan resigned after 6 years as the only non-North American board member of lululemon athletica Inc.

He continues to remain a Director of feelunique.com since his appointment in December 2012. He is also a member of the Advisory Board of Pictet Bank Premium Brands Fund and sits on the board of Pronovias, the worldwide leader of wedding dresses owned by BC Partners.

Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and CEO from 2001 to 2007, and was a member of the Board of Jimmy Choo Ltd, a privately held luxury shoe wholesaler and retailer, from 2001 to 2011.

We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 77, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël was the President and CEO of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he held various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. Because of this experience, especially in the prestige beauty business, we believe that Mr. Choël is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 81 and an independent director, is the Founder, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded over 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, the acquisition of the luxury Swiss watchmaker Hublot by LVMH, the sale of the Harry Winston to Aber Diamond Corporation and Boucheron to Kering. Michel Dyens & Co. represented the owners of Liaigre, the luxury furniture brand, in the sale to Symphony International and Navis Capital, and Casa Dragones, the ultra-premium tequila, in the sale to BDT Partners (Byron Trott).

Michel Dyens & Co. was the exclusive advisor to Creed in the sale of the ultra-luxury fragrance company Creed BlackRock Long Term Private Capital, and represented Mr. ChinWook Lee, the founder and CEO of Dr. Jart+, in the sale of Have & Be Co. Ltd. to The Estée Lauder Companies. Michel Dyens & Co. also advised the owner of the ultra-luxury fragrance brand By Kilian, in the sale to Estée Lauder. Michel Dyens & Co. advised the shareholders of the largest independent hair color and hair care company in Brazil, Niely Cosmeticos in the sale of the company to L’Oréal, as well as the owner of the super-premium liqueur St-Germain in the sale of the brand to Bacardi, the Colomer Group (American Crew and CND/Shellac brands) in its sale to Revlon, and Sidney Frank Importing Company in the sale of the company to Jaegermeister. Other transactions include the sale of the Essie cosmetics business to L’Oréal, the sale of TIGI (BedHead and Catwalk brands) to Unilever, the luxury hair care brand Christophe Robin to The Hut Group, the thinning hair brand NIOXIN Research Laboratories to Procter & Gamble, John Frieda Professional Hair Care and Molton Brown to the Kao Corporation, the Svedka vodka brand to Constellation Brands and Chambord liqueur to Brown-Forman.

From April 2004 to September 2014, Mr. Dyens was an independent director of Interparfums SA. We believe Mr. Dyens is qualified to serve as a member of our board of directors thanks to his knowledge of our company’s luxury business, his business and financial acumen, as well as his experience in the luxury goods market.

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 55, was elected for the first time to our board in September 2017. She became a director of Interparfums SA in April 2017. She is currently operating a startup specialty fragrance business. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014 Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at the Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 80, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

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

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 60, has been with Interparfums SA for more than the past 20 years. He is currently the Executive Vice President and Chief Operating Officer of Interparfums SA, and was previously the Director of its Luxury and Fashion division beginning in March 2005. He was also previously the Director of Marketing and Distribution for Perfume and Cosmetics and was first named Executive Vice President in 2004.

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

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in October 2020 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

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

During 2020, the members of such committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky.

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

The compensation committee views the competitive marketplace very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Generally, rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European operations. As such, as a general rule the compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation. However, in connection with the salary increase to Mr. Madar that occurred in February 2020 surveys of both peer companies and companies with comparable market capitalizations were used by the compensation committee as one of the factors in reaching such determination.

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

Base Salary

Base salaries for executive officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent. Base salaries for executive officers are reviewed on an annual basis, and adjustments are determined by evaluating our operating performance, the performance of each executive officer, as well as whether the nature of the responsibilities of the executive has changed.

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

Covid-19 Impact

It is important to note that 2020 salary increases and 2019 bonus compensation awards were determined prior to the full impact the global Covid-19 pandemic, the imposition of worldwide governmental lockdowns, and the resultant negative impact on the Company’s operations. During the balance of the pandemic and related impacts through December 31, 2020, no employees were terminated or furloughed from United States operations. Interparfums SA did avail itself of a small French government plan for unemployment insurance for its employees. For 2020, there were no reductions or deferrals in salaries of any executive officers or employees.

For 2020, Mr. Benacin received a modest increase in base salary of $14,000 to $789,000, which is comparable to the modest increase in base salary of $13,000 in 2019, but less than an increase in base salary of $28,000 in 2018. Mr. Benacin’s base salary includes $250,000 paid by the Company’s United States operations to Mr. Benacin’s holding company for each of the past three years, in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

The compensation committee considered the following salient factors in authorizing payment to Mr. Benacin’s holding company— services rendered to United States operations for several years by Mr. Benacin in connection with licensing and distribution of international brands, as well as future services to be performed by Mr. Benacin internationally relating to licensing and distribution of international brands for United States operations.

As Mr. Benacin values the services of two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President and the Chief Financial Officer, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer, equally, their base salaries, as well as their bonus compensation discussed below, have been in lockstep. For 2020, each of Messrs. Santi and Garcia-Pelayo received an increase in base salary of $14,000 to $470,000. Each of Messrs. Santi and Garcia-Pelayo had received an increase of $13,000, $28,000 in 2019 and 2018, respectively. These increases were awarded primarily to reward these two executive officers for their contributions in European Operations achieving increases in both the sales and earnings. The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

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

For each of 2019 and 2018, Mr. Madar’s base salary, including cash compensation paid to his personal holding company, remained steady and aggregated $630,000. Cash compensation paid to Mr. Madar’s personal holding company in each year was in exchange for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his personal holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar for his services in the United States in 2018 was reduced $380,000 to $160,000, while payments to his holding company were increased by the like amount from $250,000 to $470,000. Therefore, through 2019 total cash compensation for Mr. Madar to be paid to him and his personal holding company remained unchanged at $630,000.

As previously reported, from 2013 until 2019 the annual aggregate base salary paid to Mr. Madar individually and fees paid to his holding company remained unchanged at $630,000, which was substantially below the amounts indicated by two surveys of chief executive officer salaries for 2019 (collectively the “CEO Salary Surveys”). The CEO Salary Surveys indicated that the annual and median average CEO salaries for peer companies (excluding the Madar salary) were $2,854,656 and $1,540,000, respectively, and $2,604,346 and $1,750,000 for comparable market capitalization companies, respectively. In recognition of the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial increase in net sales and net income, as well as market capitalization from 2014 through 2019, thus substantially increasing shareholder value, on February 4, 2020 the Committees jointly authorized the aggregate annual increase in Mr. Madar’s base salary by $600,000 to $1.23 million effective as of January 1, 2020. The allocation was made as requested so that the annual base salary for Jean Madar individually was $285,000, and the fees to Jean Madar Holding SAS were $945,000, effective as of January 1, 2020.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, has received the same $30,000 increase in base salary for 2020, 2019 and 2018, and for 2020 his base salary was $720,000. In connection with these increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

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

For 2020 Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of discretionary bonus compensation of $131,000. For his performance in 2019 and 2018, Mr. Benacin was paid discretionary bonus compensation of $110,000 and $112,000, respectively. The discretionary bonus compensation for Mr. Benacin has been approximately 17%, of his base salary in 2020 and approximately 14% in both 2019 and 2018. In addition, bonus compensation for Messrs. Santi and Garcia-Pelayo have remained in lockstep, and each was awarded a discretionary bonus of $296,000, $324,000 and $331,000 in 2020, 2019 and 2018, or approximately 63%, 73% and 73%, of their base salaries for services performed in 2020, 2019 and 2018, respectively.

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. Based upon the recommendation of the Chief Executive Officer, Mr. Greenberg was paid a discretionary bonus of $35,000 in 2020 and $50,000 in 2019 and 2018. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $38,000.

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

For executive officers of United States operations and European operations, we typically grant nonqualified stock options in December each year with a term of 6 years that vest ratably over a 5-year period on a cumulative basis, so that the option will become fully exercisable at the beginning of the sixth year from the date of grant. However, due to the global pandemic and its impact on operations, no options were granted in 2020 to either employees of United States operations or European operations.

Interparfums SA Stock Compensation Plans

2019 Plan – In December 2018, Interparfums SA approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022. Under this plan in June 2022, Mr. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each, with Mr. Greenberg estimated to receive the equivalent of 1,000 of such shares, all subject to adjustment for stock splits.

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

In June 2020, the performance conditions were modified effecting 96 employees. As of December 31, 2020, the number of shares to be distributed, after forfeited shares, increased to 132,032. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The modification resulted in a revised cost of the grant to approximately $3.8 million. Messrs. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each,

An incentive plan was established by Interparfums SA for certain employees of Interparfums Luxury Brands, Inc. (“IPLB”), Interparfums Singapore (“IP Singapore”) and Inter Parfums, Inc. The proposed incentive plan would not provide shares but rather, would give a cash payment or bonus (“incentive” or “award”) that mirrors the shares that Interparfums SA employees will receive. An aggregate of 42,140 “phantom” shares have been awarded with Mr. Greenberg being awarded 1,000 of such “phantom” shares, all subject to adjustment for stock splits.

Stock Appreciation Rights

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

Restricted Stock

We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy. Our French operating subsidiary, Interparfums, SA, however, has instituted its 2019 Stock Compensation Plans as discussed above.

Other Compensation

For 2020, Mr. Benacin received an automobile allowance of $12,500, which is the same amount paid in since 2010. For 2019 Mr. Garcia-Pelayo, Executive Vice President and Chief Operating Officer of Interparfums SA, received an automobile allowance of $9,000.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. However, we do not match any contributions to such plan, as we have determined that base compensation together with annual bonuses and stock option awards, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For each of 2020. 2019 and 2018, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of $17,500, $16,789 and $20,646, respectively, in their value of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2020 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Patrick Choël and

Veronique Gabai-Pinsky

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2020	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000
Chairman and	2019	630,000	-0-	138,320	353,092	-0-	-0-	-0-	1,121,412
Chief Executive Officer	2018	630,000	-0-	-0-	364,638	-0-	-0-	-0-	994,638

Russell Greenberg,	2020	720,000	35,000	-0-	-0-	-0-	-0-	-0-	755,000
Chief Financial Officer and	2019	690,000	50,000	34,580	353,092	-0-	-0-	-0-	1,127,672
Executive Vice President	2018	660,000	50,000	-0-	364,638	-0-	-0-	-0-	1,074,638

Philippe Benacin, President Inter	2020	788,808	130,673	-0-	-0-	-0-	17,500	12,434	949,415
Parfums, Inc., Chief Executive	2019	760,583	109,731	138,320	353,092	-0-	16,789	12,093	1,390,608
Officer of Interparfums SA	2018	774,408	112,205	-0-	364,638	-0-	20,646	12,756	1,284,653

Philippe Santi, Executive Vice	2020	469,730	295,596	-0-	-0-	-0-	17,500	-0-	782,826
President and Chief Financial	2019	443,401	323,593	138,320	141,237	34,028	16,789	-0-	1,097,368
Officer, Interparfums SA	2018	453,542	330,708	-0-	189,082	33,130	20,646	-0-	1,027,108

Frédéric Garcia-Pelayo,	2020	469,730	295,596	-0-	-0-	-0-	17,500	8,980	791,806
Executive Vice President and	2019	443,401	323,593	138,320	141,237	34,028	16,789	8,734	1,106,102
Chief Operating Officer Interparfums SA	2018	453,542	330,708	-0-	189,082	33,130	20,646	9,213	1,036,321

1	Amounts reflected under Option Awards represent the grant date fair values in 2020, 2019 and 2018 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the SEC.

2	As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $38,000.

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

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3	The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2020, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense ($)	Lodging Expense ($)	Total ($)
Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	12,434	-0-	12,434

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	8,980	-0-	8,980

Plan Based Awards

No stock options were granted to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Interparfums SA Stock Compensation Plan.

No options were granted by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Interparfums SA Profit Sharing Plan

Also as discussed above and required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $38,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	19,000		-0-		-0-	23.605	12/30/21
	15,200		3,800		-0-	32.825	12/30/22
	15,000	(2)	10,000	(2)	-0-	43.80	12/29/23
	10,000	(2)	15,000	(2)	-0-	65.25	12/30/24
	5,000	(2)	20,000	(2)	-0-	73.09	12/30/25

Russell Greenberg	25,000		-0-		-0-	23.605	12/30/21
	20,000		5,000		-0-	32.825	12/30/22
	15,000		10,000		-0-	43.80	12/29/23
	10,000		15,000		-0-	65.25	12/30/24
	5,000		20,000		-0-	73.09	12/30/25

Philippe Benacin	19,000		-0-		-0-	23.605	12/30/21
	15,200		3,800		-0-	32.825	12/30/22
	15,000	(2)	10,000	(2)	-0-	43.80	12/29/23
	10,000	(2)	15,000	(2)	-0-	65.25	12/30/24
	5,000	(2)	20,000	(2)	-0-	73.09	12/30/25

Philippe Santi	400		-0-		-0-	25.821	1/27/2021
	2,400		-0-		-0-	23.605	12/30/21
	2,400		1,200		-0-	32.825	12/30/22
	2,400		2,400		-0-	43.80	12/29/23
	1,600		2,400		-0-	46.903	1/18/24
	4,000		6,000		-0-	65.25	12/30/24
	2,000		8,000		-0-	73.09	12/30/25

Frédéric Garcia-Pelayo	400		-0-		-0-	25.821	1/27/2021
	2,400		-0-		-0-	23.605	12/30/21
	2,400		1,200		-0-	32.825	12/30/22
	2,400		2,400		-0-	43.80	12/29/23
	1,600		2,400		-0-	46.903	1/18/24
	4,000		6,000		-0-	65.25	12/30/24
	2,000		8,000		-0-	73.09	12/30/25

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.
2	Options are held in the name of personal holding company.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)
Jean Madar	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Russell Greenberg	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Philippe Benacin	-0-	-0-	-0-	-0-	N/A	4,840	255,087	-0-	NA

Philippe Santi	-0-	-0-	-0-	-0-	N/A	4,840	255,087	-0-	NA

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-	N/A	4,840	255,087	-0-	NA

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	19,000	575,246	0	0

Russell Greenberg	25,000	712,333	0	0

Philippe Benacin	19,000	545,251	0	0

Philippe Santi	1,000	31,308	0	0

Frédéric Garcia-Pelayo	1,000	30,858	0	0

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	297,500	17,500
Philippe Santi	Inter Parfums SA Pension Plan	NA	287,500	17,500
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	287,500	17,500

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

Interparfums SA maintains a pension plan for all of its employees, including all executive officers. The calculation of commitments for severance benefits involves estimating the probable present value of projected benefit obligations. This projected benefit obligations are then prorated to take into account seniority of the employees of Interparfums SA on the calculation date.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2020, our last completed fiscal year:

●	Our median employee’s compensation was $69,078

●	Our Chief Executive Officer’s total 2020 compensation was $1,806,246

●	Accordingly, our 2020 CEO to Median Employee Pay Ratio was 26.13 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2020 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2020. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2020, Mr. Benacin received an annual salary of approximately $539,000, and automobile expenses of approximately $12,500 which are subject to increase in the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2020 Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. In addition, in December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. From 2013 through 2017, Mr. Madar’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 was reduced from $380,000 to $160,000, while payments to his holding company were increased by the like amount from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar paid to him and his personal holding company remained unchanged at $630,000. This consulting agreement was renewed at $470,000 for 2019. As discussed above, in view of receiving substantially less than the annual and median average CEO salaries for peer companies and companies with comparable market capitalization, in early February 2020 the Mr. Madar’s base salary was increased by $600,000 to $1.23 million effective as of January 1, 2020, and allocated so that the annual base salary for Jean Madar individually was $285,000, and the fees to Jean Madar Holding SAS were $945,000, effective as of January 1, 2020. In addition, in December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which were granted to his personal holding company instead of Mr. Madar directly.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
Francois Heilbronn[2]	29,000	-0-	18,237	-0-	-0-	33,732	80,969
Robert Bensoussan[3]	21,000	-0-	18,237	-0-	-0-	-0-	39,237
Patrick Choël[4]	29,000	-0-	18,237	-0-	-0-	5,244	52,481
Michel Dyens[5]	21,000	-0-	18,237	-0-	-0-	-0-	39,237
Veronique Gabai-Pinsky[6]	29,000	-0-	18,237	-0-	-0-	-0-	47,237
Gilbert Harrison[7]	71,000	-0-	18,237	-0-	-0-	-0-	89,237

[Footnotes from table above]

1.	Represents gain from exercise of stock options.
2.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 4,500 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 5,500 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 3,750 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 5,500 shares of our common stock.
6.	As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 4,500 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Harrison held options to purchase an aggregate of 4,500 shares of our common stock.

In July 2019 and compensation to all nonemployee directors was increased to $6,000 for each board meeting at which they participate in person, and $3,000 for each meeting held by conference telephone. In addition, effective January 1, 2020 the annual fee for each member of the audit committee was raised to $8,000.

We maintain stock option plans for our nonemployee directors. The purpose of these plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company. Under such plans, options to purchase 1,500 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date. However, if a nonemployee director does not attend certain of the board meetings, then such option grants are reduced according to a schedule. In addition, options to purchase 2,000 shares are granted to each nonemployee director upon his or her initial election or appointment to our board, but if such option is granted within six months of the next February 1 automatic grant, then such nonemployee director would not be eligible to receive that February 1 grant.

All of such options were granted at the fair market value and vest ratably over a 4 year period. At our annual meeting in September 2019 our shareholders approved a proposal to amend our 2016 Stock Option Plan to increase the number of shares issuable upon exercise of options to be granted starting February 1, 2020 from 1,000 shares to 1,500 shares solely to nonemployee directors annually on each February 1. On February 1, 2021, options to purchase 1,500 shares were granted to all of our nonemployee directors at the exercise price of $62.18 per share under our 2016 Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Each of Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 26, 2021 we had 31,635,098 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point des Champs Elysees 75008 Paris, France	7,113,053	[2]	22.4%
Philippe Benacin c/o Interparfums SA 4, Rond Point des Champs Elysees 75008 Paris, France	6,906,664	[3]	22.0%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	75,200	[4]	Less than 1%
Philippe Santi Interparfums SA 4, Rond Point des Champs Elysees 75008, Paris France	10,800	[5]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	36,688	[6]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	9,125	[7]	Less than 1%

Patrick Choël 140 Rue de Grenelle 75007, Paris, France	5,125	[8]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	5,625	[9]	Less than 1%
Veronique Gabai-Pinsky Vera Wang 15 E. 26th Street New York NY 10010	2,375	[10]	Less than 1%
Gilbert Harrison Harrison Group 745 Fifth Avenue, Suite 514 New York, NY 10151	1,875	[11]	Less than 1%
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point des Champs Elysees 75008, Paris France	10,800	[12]	Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,682,141	[13]	8.4%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,919,970	[14]	6.1%
Ameriprise Financial, Inc. 145 Ameriprise Financial Center Minneapolis, MN 55474	1,891,241	[15]	6.0%
All Directors and Officers (As a Group 10 Persons)	14,151,650	[16]	44.7%

[1]	All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations. Jean Madar, the Chairman of the Board and Chief Executive Officer of the Company and Philippe Benacin, the Vice Chairman of the Board and President of the Company, have a verbal agreement or understanding to vote the shares each beneficially owns in a like manner.
[2]	Consists of 20,112 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 60,600 shares.
[3]	Consists of 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 60,600 shares.
[4]	Consists of shares 7,500 shares held directly and options to purchase 75,000 shares.
[5]	Consists of options to purchase shares.
[6]	Consists of 34,063 shares held directly and options to purchase 2,625 shares.
[7]	Consists of 6,500 shares held directly and options to purchase 2,625 shares.
[8]	Consists of 3,250 shares held directly and options to purchase 1,875 shares.
[9]	Consists of 3,000 shares held directly and options to purchase 2,625 shares.
[10]	Consists of shares of common stock underlying options.
[11]	Consists of shares of common stock underlying options.
[12]	Consists of shares of common stock underlying options.
[13]	Information based upon Schedule 13G Amendment 5 of Blackrock, Inc. dated January29, 2021 as filed with the Securities and Exchange Commission.
[14]	Information based upon Schedule 13G Amendment 4 of The Vanguard Group, an investment advisor, dated February 10, 2021 as filed with the Securities and Exchange Commission.
Information based upon Schedule 13G of Ameriprise Financial, Inc. (“AFI”) dated February 12, 2021 as filed with the Securities and Exchange Commission. AFI disclaims beneficial ownership of any shares reported on this Schedule 13G.
[15]	Consists of 13,952,830 shares held directly or indirectly, and options to purchase 235,400 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	713,210	$52.74	580,715
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	713,210	$52.74	580,715

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2020, 2019 and 2018 fees for such services were $450,750, $483,675 and $214,513, respectively. In 2017, Inter Parfums USA, LLC, a United States subsidiary, renewed a license agreement for five years that was initially signed in 2012 on the same terms with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry.

During 2018, Interparfums SA, an indirect majority-owned subsidiary of the Company, loaned the Company $10 million. This loan was repayable in ten (10) equal monthly payments of $1,000,000 of principal plus accrued interest at 2% per annum, with the first payment due on May 31, 2019. The last payment was made on February 28, 2020.

In March 2020, Interparfums Luxury Brands, Inc., an indirect majority-owned subsidiary of the Company, loaned the Company $10 million, which was repaid in full, with interest at 2% per annum, in December 2020.

Consulting Agreements

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2020, Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President.. In addition, in December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, and were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. From 2013 through 2017, Mr. Madar’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Madar in his capacity as Chief Executive Officer. For 2018, as the result of Mr. Madar spending more time outside of the United States, we changed the allocation of cash compensation paid to Mr. Madar personally and to his holding company, but not the aggregate amount. The amount of salary paid to Mr. Madar in 2018 was reduced from $380,000 to $160,000, while payments to his holding company were increased by the like amount from $250,000 to $470,000. Therefore, for 2018 total cash compensation for Mr. Madar paid to him and his personal holding company remained unchanged at $630,000. This consulting agreement was renewed at $470,000 for 2019, again with no change in aggregate compensation. As discussed above, in view of receiving substantially less than the annual and median average CEO salaries for peer companies and companies with comparable market capitalization, in early February 2020 the Mr. Madar’s base salary was increased by $600,000 to $1.23 million effective January 1, 2020, and allocated so that the annual base salary for Jean Madar individually was $285,000, and the fees to Jean Madar Holding SAS were $945,000. In addition, in December 2018 and again in December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which were granted to his personal holding company rather than to Mr. Madar directly.

Investment in Private Company

As previously disclosed, during 2019 each of our company and Interparfums SA made a $100,000 investment in a privately held start-up fragrance company controlled by director, Veronique Gabai-Pinsky.

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

Director Independence

The following are our directors who are independent directors within the applicable rules of The Nasdaq Stock Market:

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

Our board of directors manages risk by (i) review of periodic operating reports and discussions with management; (ii) approval of executive compensation incentive plans through its committee, the Executive Compensation and Stock Option Committee; (iii) approval of related party transactions through its committee, the Audit Committee; and (iv) approval of material transactions not in the ordinary course of business. Since our inception, we have never been the subject of any material product liability claims, and we have had no recent material property damage claims.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2020 and December 31, 2019.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.1 and $1.2 million for 2020 and 2019, respectively.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2020 and 2019.

Tax Fees

Mazars USA LLP billed us $34,500 and $41,500 for tax services during 2020 and 2019, respectively.

All Other Fees

Mazars S.A. billed us $3,500 and $9,000 for other services during 2020 and 2019, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the second quarter of 2020, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2020.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2020. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●

We authorized the engagement of Mazars USA LLP if deemed necessary to provide attestation or other services as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2020. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

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

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated indefinite and finite —life intangible assets balance was $214 million at December 31, 2020. Indefinite lived intangible assets principally consist of trademarks and finite-lived intangible assets represent fees to acquire, or enter into a license.

Those intangible assets are tested for impairment as follows:

-	Indefinite – life intangible assets are tested for impairment at least annually at the reporting unit level or more frequently when events occur or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair value is estimated based upon discounted future cash flow projections. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

-	Finite – life intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted cash flows is less than the carrying value of a finite-lived intangible asset, an impairment charge would be recorded.

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

New York, New York

March 1, 2021

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands except share and per share data)

Assets	2020	2019
Current assets:
Cash and cash equivalents	$169,681	$133,417
Short-term investments	126,627	119,714
Accounts receivable, net	124,057	133,010
Inventories	158,822	167,809
Receivables, other	1,815	2,054
Other current assets	16,912	17,123
Income taxes receivable	2,806	169
Total current assets	600,720	573,296
Equipment and leasehold improvements, net	19,580	11,107
Right-of-use assets, net	24,734	28,359
Trademarks, licenses and other intangible assets, net	214,108	201,983
Deferred tax assets	8,041	8,004
Other assets	22,962	6,083
Total assets	$890,145	$828,832
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$14,570	$12,326
Current portion of lease liabilities	5,133	5,356
Accounts payable - trade	35,576	54,098
Accrued expenses	95,629	96,421
Income taxes payable	5,297	5,865
Dividends payable	--	10,399
Total current liabilities	156,205	184,465
Long–term debt, less current portion	10,136	10,734
Lease liabilities, less current portion	21,354	24,635
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	--	--
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,608,588 and 31,513,018 shares at December 31, 2020 and 2019, respectively	32	31
Additional paid-in capital	75,708	70,664
Retained earnings	503,567	474,637
Accumulated other comprehensive loss	(5,997)	(39,853)
Treasury stock, at cost, 9,864,805 common shares at December 31, 2020 and 2019	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	535,835	468,004
Noncontrolling interest	166,615	140,994
Total equity	702,450	608,998
Total liabilities and equity	$890,145	$828,832

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2020, 2019, and 2018

(In thousands except share and per share data)

	2020	2019	2018

Net sales	$539,009	$713,514	$675,574
Cost of sales	208,278	267,578	248,012
Gross margin	330,731	445,936	427,562
Selling, general, and administrative expenses	260,648	341,209	332,831
Income from operations	70,083	104,727	94,731
Other expenses (income):
Interest expense	1,970	2,146	2,578
Loss on foreign currency	2,178	1,128	251
Interest income	(2,865)	(3,693)	(3,957)
Other income	(549)	--	--
	734	(419)	(1,128)

Income before income taxes	69,349	105,146	95,859
Income taxes	19,381	29,076	26,144
Net income	49,968	76,070	69,715
Less: Net income attributable to the noncontrolling interest	11,749	15,821	15,922
Net income attributable to Inter Parfums, Inc.	$38,219	$60,249	$53,793
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.21	$1.92	$1.72
Diluted	$1.21	$1.90	$1.71
Weighted average number of shares outstanding:
Basic	31,536,659	31,451,093	31,307,991
Diluted	31,654,544	31,688,700	31,522,371

Dividends declared per share	$0.33	$1.16	$0.91

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2020, 2019, and 2018

(In thousands except share and per share data)

	2020	2019	2018

Net income	$49,968	$76,070	$69,715

Other comprehensive income:
Net derivative instrument income (loss), net of tax	(19)	22	175
Transfer of OCI into earnings	(52)	(136)	(37)
Translation adjustments, net of tax	47,912	(8,712)	(22,555)
	47,841	(8,826)	(22,417)
Comprehensive income	97,809	67,244	47,298

Comprehensive income attributable to noncontrolling interests:
Net income	11,749	15,821	15,922
Net derivative instrument income (loss), net of tax	(19)	(30)	39
Translation adjustments, net of tax	14,004	(2,593)	(6,638)
	25,734	13,198	9,323
Comprehensive income attributable to Inter Parfums Inc.	$72,075	$54,046	$37,975

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2020, 2019, and 2018

(In thousands except share and per share data)

	2020	2019	2018

Common stock, beginning of year	$31	$31	$31
Shares issued upon exercise of stock options	1	--	--
Common stock, end of year	32	31	31

Additional paid-in capital, beginning of year	70,664	69,970	66,004
Shares issued upon exercise of stock options	2,771	4,458	3,406
Share-based compensation	1,711	1,403	1,132
Purchase of subsidiary shares from noncontrolling interests	--	(5,167)	(572)
Transfer of subsidiary shares purchased	562	--	--
Additional paid-in capital, end of year	75,708	70,664	69,970

Retained earnings, beginning of year	474,637	448,731	422,570
Net income	38,219	60,249	53,793
Dividends	(10,406)	(36,349)	(28,356)
Share-based compensation	1,117	2,006	724
Retained earnings, end of year	503,567	474,637	448,731

Accumulated other comprehensive loss, beginning of year	(39,853)	(33,650)	(17,832)
Foreign currency translation adjustment, net of tax	33,908	(6,119)	(15,917)
Transfer from other comprehensive income into earnings	(52)	(136)	(37)
Net derivative instrument gain, net of tax	--	52	136
Accumulated other comprehensive loss, end of year	(5,997)	(39,853)	(33,650)

Treasury stock, beginning and end of year	(37,475)	(37,475)	(37,475)

Noncontrolling interest, beginning of year	140,994	138,139	137,339
Net income	11,749	15,821	15,922
Foreign currency translation adjustment, net of tax	14,004	(2,593)	(6,638)
Net derivative instrument gain (loss), net of tax	(19)	(30)	39
Purchase of subsidiary shares from noncontrolling interests	--	(920)	(236)
Dividends	(324)	(9,654)	(8,706)
Stock-based compensation	350	231	419
Transfer of subsidiary shares purchased	(139)	--	--
Noncontrolling interest, end of year	166,615	140,994	138,139

Total equity	$702,450	$608,998	$585,746

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$49,968	$76,070	$69,715
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization including impairment loss	9,067	8,729	11,031
Provision for doubtful accounts	4,824	1,380	1,442
Noncash stock compensation	3,029	3,394	2,205
Share of income of equity investment	(549)	--	--
Lease expense	62	1,068	--
Deferred tax expense (benefit)	581	(2,330)	(158)
Change in fair value of derivatives	(137)	(169)	(302)
Changes in:
Accounts receivable	13,157	1,124	(21,532)
Inventories	19,333	(5,925)	(29,341)
Other assets	1,176	(4,945)	(1,016)
Accounts payable and accrued expenses	(32,239)	(4,960)	25,592
Income taxes, net	(3,279)	3,016	5,405
Net cash provided by operating activities	64,993	76,452	63,041
Cash flows from investing activities:
Purchases of short-term investments	(7,582)	(97,958)	(10,030)
Proceeds from sale of short-term investments	11,513	44,814	8,859
Purchase of equipment and leasehold improvements	(11,011)	(5,427)	(3,956)
Payment for intangible assets acquired	(1,251)	(6,067)	(8,509)
Purchase of equity investment	(13,998)	--	--
Net cash used in investing activities	(22,329)	(64,638)	(13,636)
Cash flows from financing activities:
Repayment of long-term debt	(13,725)	(22,321)	(23,487)
Proceeds issuance of long-term debt	13,438	--	--
Proceeds from exercise of options	2,771	4,458	3,406
Dividends paid	(20,805)	(34,579)	(26,287)
Dividends paid to noncontrolling interests	(324)	(9,654)	(8,706)
Purchase of subsidiary shares from noncontrolling interests	--	(6,087)	(808)
Net cash used in financing activities	(18,645)	(68,183)	(55,882)
Effect of exchange rate changes on cash	12,245	(3,350)	(8,730)
Net increase (decrease) in cash and cash equivalents	36,264	(59,719)	(15,207)
Cash and cash equivalents – beginning of year	133,417	193,136	208,343
Cash and cash equivalents – end of year	$169,681	$133,417	$193,136
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,105	$1,764	$1,754
Income taxes	21,772	26,332	24,995

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business and manufacture and distribute a wide array of fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we own the Lanvin brand name for our class of trade, and license the Montblanc, Coach, Jimmy Choo and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2020	2019	2018
Montblanc	21%	22%	19%
Coach	17%	14%	15%
Jimmy Choo	16%	16%	17%
GUESS (license commenced April 1, 2018)	11%	10%	n/a
Lanvin	7%	8%	10%

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

Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. From time to time, the Company has short-term investments which consist of certificates of deposit and other contracts with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes its credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are primarily held at financial institutions outside the United States and are readily convertible into U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $5.5 million and $2.5 million as of December 31, 2020 and 2019, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.99% and 7.94% in 2020 and 2019, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured and control of the assets has passed to the customer based on the agreed upon shipping terms. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $5.0 million, $7.7 million and $7.1 million in 2020, 2019 and 2018, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2020, 2019 or 2018.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $3.6 million and $4.1 million at December 31, 2020 and 2019, respectively, and the amounts recognized for the rights to recover products was $1.4 million and $1.6 million at December 31, 2020 and 2019, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $91.7 million, $144.6 million and $139.7 million for 2020, 2019 and 2018, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $26.4 million, $38.9 million and $36.4 million in 2020, 2019 and 2018, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, excluding potential renewal periods, range from approximately 1 to 13 years.  Under each license, the Company is required to pay royalties in the range of 6% to 10% to the licensor, at least annually, based on net sales to third parties.

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

December 31, 2020, 2019 and 2018

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as updated in 2019 and 2020, which require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The new rules eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. The new rules took effect for the Company in the first quarter of 2020 and there was no material impact on our consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

Reclassifications

Certain prior year’s amounts in the accompanying consolidated balance sheet and statements of cash flows have been reclassified to conform to current period presentation.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

(2)	Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States and France. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations.

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. More recently, those governments have set guidelines in allowing businesses to reopen and employees to return to offices. Beginning in March 2020, we implemented travel restrictions and we have been following social distancing practices. Our teams were set up to work from home and carry on business as efficiently as possible. In all jurisdictions in which we operate we have been following guidance from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at our offices and distribution centers as the health and safety of our employees are paramount.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. The duration and intensity of this global health emergency and its related disruptions are uncertain. Beginning in June 2020, retail stores in many jurisdictions around the world began reopening and business has improved considerably. However, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations. We anticipate that limited traffic in reopened stores and the virtual shutdown of international air traffic will continue to have an unfavorable impact our business.

We faced significant challenges in 2020 and we anticipate that these challenges will continue in 2021 due to uncertain market conditions. Business significantly improved during the second half of 2020, as retail stores began reopening and consumers have increased their on-line purchasing. We expect this trend to continue, however, we do not see a resurgence anytime soon in travel retail as air traffic continues to suffer due in part to governmental restrictions on international air travel. In addition, the recent resurgence and introduction of variants of COVID-19 cases in various parts of the world, including the United States, the United Kingdom and other countries in Europe, South America and Africa, has caused temporary re-implementation of government restrictions to prevent further spread of the virus. These include the temporary closure of businesses deemed non-essential, travel bans and restrictions, social distancing and quarantines. Lastly, the COVID-19 pandemic has led to high levels of unemployment and deteriorating economic conditions in many countries where our products are sold, forcing many consumers to limit discretionary purchases. We believe that the impact of the COVID-19 pandemic will continue to have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

(3)	Recent Agreements

Anna Sui Corp.

In January 2021, we renewed our license agreement with Anna Sui Corp. for the creation, development and distribution of fragrance products through December 31, 2026, without any material changes in terms and conditions. Our initial 10-year license agreement with Anna Sui Corp. was signed in 2011. The renewal agreement also allows for an additional 5-year term through 2031 at the option of the Company.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

Building Acquisition – Future Headquarters in Paris

In December 2020, the Company signed a purchase contract, subject to certain conditions, to acquire an office building complex for its exclusive use as its future headquarters, located in the heart of Paris. In order to maintain the Company’s current cash position, approximately 90% of the €125 million ($153 million) purchase price, excluding taxes and related expenses, will be financed by a bank loan. The transaction is expected to be completed in the spring of 2021 with the move planned for the end of 2021 or the beginning of 2022. In December 2020, the Company paid a €6.25 million ($7.7 million) deposit upon signing the purchase contract. Such amount is included in equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2020.

Origines-parfums

In June 2020, the Company, through its 73% owned French subsidiary, Interparfums SA, and Divabox SAS (“Divabox”), owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14.0 million, through a capital increase. The difference between the purchase price and the fair value of net assets acquired of approximately $8.7 million has been allocated to goodwill. The investment is being accounted for under the equity method and is included in other assets on the accompanying balance sheet as of December 31, 2020. In connection with the acquisition, the Company entered into a $13.4 million term loan, which has been amended such that the loan was repaid in full in February 2021. Our share of the income of Divabox was $0.5 million for the year-ended December 31, 2020. Such amount is included in other income on the accompanying consolidated statement of income.

Moncler

In June 2020, the Company entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development and distribution of fragrances under the Moncler brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

S.T. Dupont

In January 2021, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2022, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997, and had previously been extended through December 31, 2020.

(4)	Inventories

	December 31,
	2020	2019
Raw materials and component parts	$66,492	$71,895
Finished goods	92,330	95,914
	$158,822	$167,809

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

Overhead included in inventory aggregated $5.4 million and $4.3 million as of December 31, 2020 and 2019, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $9.4 million and $4.9 million as of December 31, 2020 and 2019, respectively.

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$126,627	$—	$126,627	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	253	—	253	—

	$126,880	$—	$126,880	$—

		Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$119,714	$—	$119,714	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	16		16
Foreign currency forward exchange contracts not accounted for using hedge accounting	112		112

	$119,842	$—	$119,842	$—
Liabilities:
Interest rate swap	$30	$—	$30	$—

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2020. For the years ended December 31, 2020 and 2019, interest expense includes an immaterial gain and $0.2 million, respectively, relating to an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2020 and December 31, 2019, resulted in an asset and is included in other current assets on the accompanying balance sheets.

At December 31, 2020, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $22.4 million and GB £1.9 million, which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

(7)	Equipment and Leasehold Improvements

	December 31,
	2020	2019
Equipment	$51,060	$37,743
Leasehold improvements	1,989	1,760
	53,049	39,503
Less accumulated depreciation and amortization	33,469	28,396
	$19,580	$11,107

Depreciation and amortization expense was $3.8 million, $3.7 million and $4.1 million in 2020, 2019, and 2018, respectively.

(8)	Trademarks, Licenses and Other Intangible Assets

2020	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$131,962	$—	$131,962
Trademarks (finite lives)	47,477	74	47,403
Licenses (finite lives)	93,248	62,262	30,986
Other intangible assets (finite lives)	18,194	14,437	3,757
Subtotal	158,919	76,773	82,146
Total	$290,881	$76,773	$214,108

2019	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$121,001	$—	$121,001
Trademarks (finite lives)	43,464	67	43,397
Licenses (finite lives)	88,008	53,714	34,294
Other intangible assets (finite lives)	15,436	12,145	3,291
Subtotal	146,908	65,926	80,982
Total	$267,909	$65,926	$201,983

Amortization expense was $5.3 million, $5.0 million and $7.0 million in 2020, 2019 and 2018, respectively. Amortization expense is expected to approximate $5.4 million in 2021, $3.8 million in 2022 and 2023, and $3.7 million in 2024 and 2025. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 15 years and 2 years, respectively, and 14 years on average.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges for trademarks with indefinite useful lives in 2020, 2019 and 2018. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 6.99%, 7.94%, and 6.21% as of December 31, 2020, 2019 and 2018, respectively. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks in 2025 for the greater of €70 million (approximately $86 million) or one times the average of the annual sales for the years ending December 31, 2023 and 2024 (residual value). Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
Advertising liabilities	$12,164	$25,713
Salary (including bonus and related taxes)	14,605	16,173
Royalties	16,966	16,646
Due vendors (not yet invoiced)	31,698	19,196
Retirement reserves	11,889	9,907
Refund (return) liability	3,616	4,131
Other	4,691	4,655
	$95,629	$96,421

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the daily one-month LIBOR plus 2% (the one-month LIBOR was 0.14% as of December 31, 2020). The line of credit which has a maturity date of December 18, 2021 is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2020 and 2019.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $31 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.546% at December 31, 2020). Borrowings outstanding pursuant to these bank overdraft facilities were zero as of December 31, 2020 and 2019.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

As there were no borrowings outstanding as of December 31, 2020 and 2019, there is no weighted average interest rate on short-term borrowings as of December 31, 2020 and 2019.

(11)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2020	2019
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	$11,208	$11,806
$13.4 million term loan amended such that the loan was repaid in February 2021 plus interest at 0.85% per annum	13,498	—
$111.0 million 5-year term loan payable in 20 equal quarterly installments plus interest at 1.2% per annum	—	11,254
	24,706	23,060
Less current maturities	14,570	12,326
Total	$10,136	$10,734

In June 2020, in connection with the acquisition of 25% of Divabox’s capital, the Company entered into a $13.4 million term loan, which has been amended such that the loan was repaid in full in February 2021, bearing interest at 0.85%. This loan requires the maintenance of certain financial covenants, tested annually, including a maximum coverage ratio. The Company is in compliance with all the covenants of the loan agreement. Maturities of long-term debt subsequent to December 31, 2020 are approximately $14.6 million in 2020 and $1.1 million per year thereafter through 2033.

(12)	Commitments

Leases

The Company leases its offices, warehouses and vehicles, substantially all of which are classified as operating leases. The Company currently has no material financing leases. The Company determines if an arrangement is a lease at inception. Operating lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

As of December 31, 2020, the weighted average remaining lease term was 5.3 years and the weighted average discount rate used to determine the operating lease liability was 3.0%. Rental expense related to operating leases was $6.2 million, $7.5 million, and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Operating lease payments included in operating cash flows totaled $5.6 million and noncash additions to operating lease assets totaled $1.1 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

Maturities of lease liabilities subsequent to December 31, 2020 are as follows:

(In thousands)

2021	$5,568
2022	4,958
2023	4,228
2024	3,999
2025	2,857
Thereafter	7,324
28,934
Less imputed interest (based on 3.0% weighted-average discount rate)	(2,447)
$26,487

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)

2021	$165,506
2022	164,341
2023	166,508
2024	159,974
2025	156,293
Thereafter	586,342
$1,398,964

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2020, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $41.1 million, $53.0 million and $48.9 million, in 2020, 2019 and 2018, respectively, and represented 7.6%, 7.4% and 7.2% of net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

(13)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.7 million and $1.4 million in 2020 and 2019, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

The following table sets forth information with respect to nonvested options for 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	514,210	$12.36
Nonvested options granted	9,000	$12.16
Nonvested options vested or forfeited	(169,420)	$11.09
Nonvested options – end of year	353,790	$12.96

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2020	2019	2018
Income before income taxes	$3,030	$3,390	$2,200
Net income attributable to Inter Parfums, Inc.	2,040	2,060	1,390
Diluted earnings per share attributable to Inter Parfums, Inc.	0.06	0.07	0.04

The following table summarizes stock option activity and related information for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	815,800	$49.89	776,171	$41.33	730,980	$31.92
Options granted	9,000	69.11	194,050	72.89	196,350	63.91
Options exercised	(95,570)	28.99	(130,891)	34.06	(140,579)	24.21
Options forfeited	(16,020)	58.38	(23,530)	45.48	(10,580)	37.64
Shares under option - end of year	713,210	52.74	815,800	49.89	776,171	41.33

At December 31, 2020, options for 580,715 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $8.7 million as of December 31, 2020 and unrecognized compensation cost related to stock options outstanding aggregated $4.4 million, which will be recognized over the next five years.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

The weighted average fair values of options granted by Inter Parfums, Inc. during 2020, 2019 and 2018 were $12.16, $14.14 and $14.31 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
Weighted-average expected stock-price volatility	25%	25%	27%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	1.4%	1.7%	2.5%
Weighted-average dividend yield	2.5%	2.0%	2.0%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2020	2019	2018
Proceeds from stock options exercised	$2,771	$4,458	$3,406
Tax benefits	$400	$690	$807
Intrinsic value of stock options exercised	$2,873	$4,520	$4,310

The following table summarizes additional stock option information as of December 31, 2020:

		Options outstanding
	Options	weighted average remaining	Options
Exercise prices	outstanding	contractual life	exercisable
$23.61 - $26.40	93,220	0.95 years	93,220
$32.83 - $33.95	102,250	1.97 years	77,340
$40.15 - $46.90	151,040	2.95 years	83,540
$65.25 - $69.11	184,800	3.97 years	68,940
$73.09	181,900	5.00 years	36,380
Totals	713,210	3.34 years	359,420

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

As of December 31, 2020, the weighted average exercise price of options exercisable was $43.35 and the weighted average remaining contractual life of options exercisable is 2.63 years. The aggregate intrinsic value of options exercisable at December 31, 2020 is $6.9 million.

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

In June 2020, the performance conditions were modified affecting 96 employees. As of December 31, 2020, the number of shares to be distributed, after forfeited shares, increased to 132,032. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The modification resulted in a revised cost of the grant to approximately $3.8 million.

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans are pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA.

All share purchases and issuances have been classified as equity transactions on the accompanying balance sheet.

Dividends

In October 2019, our Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share on an annual basis. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the annual cash dividend. In February 2021, the Board of Directors authorized a reinstatement of an annual dividend of $1.00 payable quarterly. The next quarterly cash dividend of $0.25 per share is payable on March 31, 2021 to shareholders of record on March 15, 2021.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2020	2019	2018

Numerator for diluted earnings per share	$38,219	$60,249	$53,793
Denominator:
Weighted average shares	31,536,659	31,451,093	31,307,991
Effect of dilutive securities:
Stock options	117,885	237,607	214,380

Denominator for diluted earnings per share	31,654,544	31,688,700	31,522,371

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.21	$1.92	$1.72
Diluted	1.21	1.90	1.71

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 450,000, 183,000, and 89,000 shares of common stock for 2020, 2019, and 2018, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2020	2019	2018
Net sales:
United States	$117,489	$173,522	$140,768
Europe	422,947	542,226	537,805
Eliminations of intercompany sales	(1,427)	(2,234)	(2,999)
	$539,009	$713,514	$675,574
Net income attributable to Inter Parfums, Inc.:
United States	$7,942	$19,365	$13,071
Europe	30,241	40,840	40,877
Eliminations	36	44	(155)
	$38,219	$60,249	$53,793
Depreciation and amortization expense including impairment loss:
United States	$3,354	$3,088	$2,711
Europe	5,713	5,641	8,320
	$9,067	$8,729	$11,031
Interest income:
United States	$24	$345	$137
Europe	2,971	3,501	3,820
Eliminations	(130)	(153)	--
	$2,865	$3,693	$3,957
Interest expense:
United States	$604	$673	$419
Europe	1,496	1,626	2,159
Eliminations	(130)	(153)	--
	$1,970	$2,146	$2,578
Income tax expense:
United States	$1,590	$3,945	$2,264
Europe	17,782	25,101	23,898
Eliminations	9	30	(18)
	$19,381	$29,076	$26,144

	December 31,
	2020	2019	2018
Total assets:
United States	$141,316	$166,180	$133,706
Europe	758,812	670,657	684,485
Eliminations	(9,983)	(8,005)	(20,362)
	$890,145	$828,832	$797,829
Additions to long-lived assets:
United States	$1,004	$5,851	$19,181
Europe	11,259	5,643	4,188
	$12,263	$11,494	$23,369
Total long-lived assets:
United States	$40,656	$44,473	$25,753
Europe	217,766	196,976	188,411
	$258,422	$241,449	$214,164
Deferred tax assets:
United States	$886	$705	$650
Europe	7,106	7,241	5,023
Eliminations	49	58	88
	$8,041	$8,004	$5,761

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

United States export sales were approximately $71.5 million, $112.0 million and $95.1 million in 2020, 2019 and 2018, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2020	2019	2018
North America	$193,500	$235,500	$210,600
Europe	180,200	240,800	233,600
Asia	79,700	110,900	113,400
Middle East	46,800	72,600	59,300
Central and South America	32,500	46,200	51,700
Other	6,300	7,500	7,000

	$539,000	$713,500	$675,600

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$187,300	$225,300	$205,000
France	$37,600	$43,500	$44,000
Russia	$14,100	$36,800	$35,000
United Kingdom	$24,600	$35,800	$36,000

(16)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no material uncertain tax position at December 31, 2020.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2020	2019	2018
U.S. operations	$9,577	$23,384	$15,162
Foreign operations	59,772	81,762	80,697

	$69,349	$105,146	$95,859

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$1,685	$3,280	$1,629
State and local	90	713	497
Foreign	17,024	27,412	24,175
	18,799	31,405	26,301
Deferred:
Federal	(215)	(3)	113
State and local	44	(22)	—
Foreign	753	(2,304)	(270)
	582	(2,329)	(157)
Total income tax expense	$19,381	$29,076	$26,144

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
Net deferred tax assets:
Foreign net operating loss carry-forwards	$360	$362
Inventory and accounts receivable	1,928	1,231
Profit sharing	2,936	4,812
Stock option compensation	718	588
Effect of inventory profit elimination	4,443	4,630
Other	910	214
Total gross deferred tax assets, net	11,295	11,837
Valuation allowance	(360)	(361)
Net deferred tax assets	10,935	11,476
Deferred tax liabilities (long-term):
Trademarks and licenses	(2,894)	(3,472)
Net deferred tax assets	$8,041	$8,004

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

December 31, 2020, 2019 and 2018

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

The Company estimated of the effect of GILTI and has determined that it has no tax liability related to GILTI as of December 31, 2020, 2019 and 2018. The Company also estimated the effect of FDII and recorded a tax benefit of approximately $0.3 million, $0.9 million and $0.6 million as of December 31, 2020, 2019 and 2018, respectively.

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

The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2017.

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2020	2019	2018
Statutory rates	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	0.2	0.6	0.4
Benefit of Foreign Derived Intangible Income	(0.4)	(0.9)	(0.6)
Effect of foreign taxes greater than
U.S. statutory rates	7.5	7.5	7.3
Other	(0.4)	(0.6)	(0.8)
Effective rates	27.9%	27.6%	27.3%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(In thousands except share and per share data)

(17)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2020	2019	2018

Net derivative instruments, beginning of year	$52	$136	$37
Net derivative instrument gain (loss), net of tax	(52)	(84)	99
Net derivative instruments, end of year	—	52	136

Cumulative translation adjustments, beginning of year	(39,905)	(33,786)	(17,869)
Translation adjustments	33,908	(6,119)	(15,917)
Cumulative translation adjustments, end of year	(5,997)	(39,905)	(33,786)

Accumulated other comprehensive loss	$(5,997)	$(39,853)	$(33,650)

(18)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2020	2019	2018

Net income attributable to Inter Parfums, Inc.	$38,219	$60,249	$53,793
Decrease in Inter Parfums, Inc.'s additional paid-in capital for subsidiary share transactions	—	(5,167)	(572)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$38,219	$55,082	$53,221

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other
	beginning of	costs and	accounts –		Deductions –		Balance at
Description	period	expenses	describe		describe		end of period
Allowance for doubtful accounts:
Year ended December 31, 2020	$2,452	4,824	381	(d)	1,968	(a)	5,550
Year ended December 31, 2019	$2,602	1,380	(41	)(d)	1,489	(a)	2,452
Year ended December 31, 2018	$1,821	1,441	(91	)(d)	569	(a)	2,602

Allowance for sales returns, net of inventory:
Year ended December 31, 2020	$2,587	1,978	-		2,323	(b)	2,242
Year ended December 31, 2019	$1,379	2,387	-		1,179	(b)	2,587
Year ended December 31, 2018	$3,310	1,329	-		3,260	(b)	1,379

Inventory reserve:
Year ended December 31, 2020	$4,909	7,212	616	(d)	3,366	(c)	9,371
Year ended December 31, 2019	$4,854	5,321	(70	)(d)	5,196	(c)	4,909
Year ended December 31, 2018	$5,349	4,694	(183	)(d)	5,006	(c)	4,854

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
Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	March 1, 2021

/s/ Russell Greenberg
Russell Greenberg	Chief Financial and Accounting Officer and Director	March 1, 2021

/s/ Philippe Benacin
Philippe Benacin	Director	February 26, 2021

/s/ Philippe Santi
Philippe Santi	Director	February 26, 2021

/s/ François Heilbronn
François Heilbronn	Director	February 26, 2021

/s/ Robert Bensoussan
Robert Bensoussan	Director	February 26, 2021

/s/ Patrick Choël
Patrick Choël	Director	February 26, 2021

/s/ Michel Dyens
Michel Dyens	Director	February 26, 2021

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	February 26, 2021

/s/ Gilbert Harrison
Gilbert Harrison	Director	February 26, 2021

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

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

Exhibit No.	Description
4.21	2004 Nonemployee Director Stock Option Plan as amended

4.22	2004 Stock Option Plan as amended

10.156	Consulting Agreement with Jean Madar Holding SAS

10.168	Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY

10.168.1	Exhibits to Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY

10.169	Fourth Amendment to Lease for 60 Stults Road, South Brunswick, NJ

10.171	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2018 with Schedule of Option Holders and Options Granted

21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following document heretofore filed with the Commission is incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2020:

Exhibit No.	Description
10.171	Form of Amendment to Consulting Agreement for Jean Madar Holding SAS

The following documents heretofore filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019:

Exhibit No.	Description
10.160	Consulting Agreement with Philippe Benacin Holding SAS

3.1.1	Restated Certificate of Incorporation dated September 3, 1987

3.1.2	Amendment to Restated Certificate of Incorporation dated July 31, 1992

3.1.3	Amendment to Restated Certificate of Incorporation dated July 9, 1993

3.1.4	Amendment to Restated Certificate of Incorporation, as amended, dated July 13, 1999

3.1.5	Amendment to Restated Certificate of Incorporation, as amended, dated July 12, 2000

3.1.6	Amendment to Restated Certificate of Incorporation dated August 6, 2004

3.3	Articles of Incorporation of Inter Parfums Holdings, S.A.

3.3.1	Articles of Incorporation of Inter Parfums Holdings, S.A. (English translation)

3.4	Articles of Incorporation of Interparfums SA

3.4.1	Articles of Incorporation of Interparfums SA (English translation)

10.25	Employment Agreement between the Company and Philippe Benacin dated July 29, 1991

10.26	Lease for portion of 15th Floor, 551 Fifth Avenue, New York, New York

10.61	Lease for 60 Stults Road, South Brunswick, NJ between Forsgate Industrial Complex, LP, and Jean Philippe Fragrances, Inc. dated July 10, 1995

10.61.1	Third Amendment to Lease for 60 Stults Road, South Brunswick, NJ

10.161	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2014 with Schedule of Option Holders and Options Granted

10.162	Form of Option Agreement for Options Granted to Executive Officers on January 28, 2015 with Schedule of Option Holders and Options Granted

10.172	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2019 with Schedule of Option Holders and Options Granted

10.173	Lease for Interparfums SA Distribution Center

(confidential information in this exhibit was omitted)

Exhibit No.	Description
21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

101	Interactive data files

The following documents heretofore filed with the Commission more than five (5) years ago are hereby filed again as exhibits to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020:

Exhibit No.	Description	Page Nos.
3.1	Interparfums Singapore Pte. Ltd Memorandum and Articles of Association

3.2	Interparfums Luxury Brands, Inc. Certificate of Incorporation

10.163	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2015 with Schedule of Option Holders and Options Granted

The following documents are filed with this report:

Exhibit No.	Description	Page Nos.
21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer