Form 10-Q
period 2021-03-31
INTER PARFUMS INC
filed 2021-05-10
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021.

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______to _____.

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

At May 10, 2021, there were 31,652,038 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

i

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$143,313	$169,681
Short-term investments	150,545	126,627
Accounts receivable, net	149,940	124,057
Inventories	148,685	158,822
Receivables, other	1,650	1,815
Other current assets	18,579	16,912
Income taxes receivable	404	2,806

Total current assets	613,116	600,720

Equipment and leasehold improvements, net	18,865	19,580
Right-of-use assets, net	22,807	24,734
Trademarks, licenses and other intangible assets, net	202,247	214,108
Deferred tax assets	7,669	8,041
Other assets	23,011	22,962
Total assets	$887,715	$890,145

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,071	$14,570
Current portion of lease liabilities	4,983	5,133
Accounts payable – trade	44,680	35,576
Accrued expenses	88,600	95,629
Income taxes payable	12,774	5,297
Total current liabilities	152,108	156,205

Long–term debt, less current portion	9,173	10,136

Lease liabilities, less current portion	19,771	21,354

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,652,038 and 31,608,588 shares at March 31, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	77,566	75,708
Retained earnings	523,600	503,567
Accumulated other comprehensive loss	(23,611)	(5,997)
Treasury stock, at cost, 9,864,805 shares at March 31, 2021 and December 31, 2020	(37,475)	(37,475)

Total Inter Parfums, Inc. shareholders’ equity	540,112	535,835

Noncontrolling interest	166,551	166,615

Total equity	706,663	702,450

Total liabilities and equity	$887,715	$890,145

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020

Net sales	$198,528	$144,824

Cost of sales	73,280	55,783

Gross margin	125,248	89,041

Selling, general and administrative expenses	74,896	71,262

Impairment loss	2,393	--

Income from operations	47,959	17,779

Other expenses (income):
Interest expense	377	1,001
Gain on foreign currency	(1,866)	(954)
Interest income	(386)	(1,007)
Other income	(192)	--

	(2,067)	(960)

Income before income taxes	50,026	18,739

Income taxes	13,400	5,440

Net income	36,626	13,299

Less: Net income attributable to the noncontrolling interest	8,964	3,240

Net income attributable to Inter Parfums, Inc.	$27,662	$10,059

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.87	$0.32
Diluted	$0.87	$0.32

Weighted average number of shares outstanding:
Basic	31,631	31,530
Diluted	31,772	31,708

Dividends declared per share	$0.25	$0.33

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Comprehensive income:

Net income	$36,626	$13,299

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(600)	257

Transfer from other comprehensive income into earnings	--	(52)

Translation adjustments, net of tax	(26,119)	(11,921)

Comprehensive income	9,907	1,583

Comprehensive income attributable to the noncontrolling interests:

Net income	8,964	3,240

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(164)	57

Translation adjustments, net of tax	(8,941)	(3,529)

Comprehensive loss attributable to the noncontrolling interests	(141)	(232)

Comprehensive income attributable to Inter Parfums, Inc.	$10,048	$1,815

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020

Common stock, beginning and end of period	$32	$31

Additional paid-in capital, beginning of period	75,708	70,664
Shares issued upon exercise of stock options	1,467	641
Share-based compensation	391	427
Transfer of subsidiary shares purchased	--	1,886
Additional paid-in capital, end of period	77,566	73,618

Retained earnings, beginning of period	503,567	474,637
Net income	27,662	10,059
Dividends	(7,913)	(10,406)
Share-based compensation (adjustment)	284	(343)
Retained earnings, end of period	523,600	473,947

Accumulated other comprehensive loss, beginning of period	(5,997)	(39,853)
Foreign currency translation adjustment, net of tax	(17,178)	(8,392)
Transfer from other comprehensive income into earnings	--	(52)
Net derivative instrument gain (loss), net of tax	(436)	200
Accumulated other comprehensive loss, end of period	(23,611)	(48,097)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	166,615	140,994
Net income	8,964	3,240
Foreign currency translation adjustment, net of tax	(8,941)	(3,529)
Net derivative instrument gain (loss), net of tax	(164)	57
Share-based compensation (adjustment)	(22)	(34)
Transfer of subsidiary shares purchased	99	(139)
Dividends	--	(324)
Noncontrolling interest, end of period	166,551	140,265

Total equity	$706,663	$602,289

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$36,626	$13,299
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,529	2,230
Provision for doubtful accounts	1,354	444
Noncash stock compensation	732	124
Share of income of equity investment	(192)	--
Impairment loss	2,393	--
Lease expense	236	19
Deferred tax provision (benefit)	58	(463)
Change in fair value of derivatives	1,699	(170)
Changes in:
Accounts receivable	(32,566)	(4,545)
Inventories	4,951	(4,702)
Other assets	(3,819)	(3,545)
Accounts payable and accrued expenses	8,102	(29,821)
Income taxes, net	10,413	2,013

Net cash provided by (used in) operating activities	32,516	(25,117)

Cash flows from investing activities:
Purchases of short-term investments	(30,367)	(2,342)
Purchases of equipment and leasehold improvements	(1,205)	(1,254)
Payment for intangible assets acquired	(302)	(460)

Net cash used in investing activities	(31,874)	(4,056)

Cash flows from financing activities:
Repayment of long-term debt	(14,324)	(6,577)
Proceeds from exercise of options	1,467	641
Dividends paid	(7,913)	(10,399)
Dividends paid to noncontrolling interest	--	(324)

Net cash used in financing activities	(20,770)	(16,659)

Effect of exchange rate changes on cash	(6,240)	(4,028)

Net decrease in cash and cash equivalents	(26,368)	(49,860)

Cash and cash equivalents - beginning of period	169,681	133,417

Cash and cash equivalents - end of period	$143,313	$83,557

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$375	$462
Income taxes	2,861	3,706

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2020.

2.	Impact of COVID-19 Pandemic:

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States and France. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic disrupted our business operations and caused a significant unfavorable impact on our results of operations in 2020.

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. In all jurisdictions in which we operate we have been following guidance from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and implementing additional cleaning and sanitization routines at our offices and distribution centers.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. Business significantly improved during the second half of 2020 and into the first quarter of 2021 as retail stores reopened and consumers increased their on-line purchasing and we expect this trend to continue. However, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns. In addition, the recent resurgence and introduction of variants of COVID-19 cases in various parts of the world have caused the temporary re-implementation of government restrictions to prevent further spread of the virus in certain jurisdictions. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

3.	Recent Agreements:

Building Acquisition - Future Headquarters in Paris

In April 2021, our majority owned Paris-based subsidiary, Interparfums SA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer, Apsys. This is an office complex combining three buildings connected by two inner courtyards, which consists of approximately 40,000 total sq. ft.

The €125 million (approximately $149 million) purchase price for this building, is in line with market values, includes the complete renovation of the site and is financed by a 10-year €120 million (approximately $143 million) bank loan to take advantage of low current interest rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Rochas Fashion

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, we have taken $2.4 million impairment charge on our Rochas fashion trademark. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025 at its then fair market value.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials and component parts	$62,446	$66,492
Finished goods	86,239	92,330

	$148,685	$158,822

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2021
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$150,545	$—	$150,545	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$597	$—	$597	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	815	—	815	—

	$1,412	$—	$1,412	$—

		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$126,627	$—	$126,627	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	253	—	253	—

	$126,880	$—	$126,880	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both three month periods ended March 31, 2021 and 2020.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of foreign currency forward exchange contracts at March 31, 2021, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

At March 31, 2021, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $78.5 million and GB £2.7 million which all have maturities of less than one year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2021, the weighted average remaining lease term was 5.1 years and the weighted average discount rate used to determine the operating lease liability was 3.1%. Rental expense related to operating leases was $1.4 million and $1.8 million for the periods ending March 31, 2021 and 2020, respectively. Operating lease payments included in operating cash flows totaled $1.5 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, and noncash additions to operating lease assets totaled $0.0 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2021 and 2020 aggregated $0.09 million and $0.08 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three month period ended March 31, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	353,790	$12.96
Nonvested options granted	9,000	$11.35
Nonvested options vested or forfeited	(27,830)	$12.96
Nonvested options – end of period	334,960	$12.91

Share-based payment expense decreased income before income taxes by $0.73 million and $0.12 million for the three months ended March 31, 2021 and 2020, respectively, and decreased net income attributable to Inter Parfums, Inc. by $0.49 million and $0.18 million for the three months ended March 31, 2021 and 2020.

The following table summarizes stock option information as of March 31, 2021:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	713,210	$52.74
Options granted	9,000	62.18
Options forfeited	(28,320)	61.30
Options exercised	(43,450)	33.77

Outstanding at March 31, 2021	650,440	$53.76

Options exercisable	315,480	$44.75
Options available for future grants	559,440

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2021, the weighted average remaining contractual life of options outstanding is 3.19 years (2.49 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $11.5 million and $8.3 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $4.1 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2021 and March 31, 2020 were as follows:

(In thousands)	March 31, 2021	March 31, 2020

Cash proceeds from stock options exercised	$1,467	$641
Tax benefits	200	--
Intrinsic value of stock options exercised	1,457	733

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2021 and 2020 were $11.35 and $12.16 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended March 31, 2021 and 2020 are set forth in the following table:

	March 31, 2021	March 31, 2020

Weighted average expected stock-price volatility	25%	25%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	0.4%	1.4%
Weighted average dividend yield	1.6%	2.5%

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

In June 2020, the performance conditions were modified effecting 96 employees. As of March 31, 2021, the number of shares to be distributed, after forfeited shares, increased to 158,707. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The original cost of the grant was approximately $4.4 million, and the modification resulted in a revised cost of approximately $4.6 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Net income attributable to Inter Parfums, Inc.	$27,662	$10,059
Denominator:
Weighted average shares	31,631	31,530
Effect of dilutive securities:
Stock options	141	178
Denominator for diluted earnings per share	31,772	31,708

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$0.87	$0.32
Diluted	0.87	0.32

Not included in the above computations is the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.35 and 0.37 million shares of common stock for the three months ended March 31, 2021 and 2020, respectively.

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended March 31,
	2021	2020
Net sales:
United States	$39,196	$31,618
Europe	159,766	114,123
Eliminations	(434)	(917)
	$198,528	$144,824
Net income attributable to Inter Parfums, Inc.:
United States	$4,187	$1,606
Europe	23,475	8,453
	$27,662	$10,059

	March 31,	December 31,
	2021	2020
Total Assets:
United States	$140,875	$141,316
Europe	759,473	758,812
Eliminations of investment in subsidiary	(12,633)	(9,983)
	$887,715	$890,145

12.	Reclassifications:

Certain prior year’s amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current period presentation.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2020 and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 80% and 79% of net sales for the three months ended March 31, 2021 and 2020, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Moncler, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 20% and 21% of net sales for the three months ended March 31, 2021 and 2020, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, French Connection, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Three Months Ended March 31,
	2021	2020

Montblanc.	20%	21%
Jimmy Choo.	18%	15%
Coach.	16%	20%
GUESS.	10%	11%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States and France. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic disrupted our business operations and caused a significant unfavorable impact on our results of operations in 2020.

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. In all jurisdictions in which we operate we have been following guidance from authorities and health officials in allowing our teams to gradually return to our offices, including, requiring personnel to wear masks and implementing additional cleaning and sanitization routines at our offices and distribution centers.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill. Beginning in June 2020, retail stores in many jurisdictions around the world began reopening and business has improved considerably. However, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns.

Business significantly improved during the second half of 2020 and into the first quarter of 2021 as retail stores reopened and consumers increased their on-line purchasing, and we expect this trend to continue. However, the recent resurgence and introduction of variants of COVID-19 cases in various parts of the world has caused the temporary re-implementation of government restrictions to prevent further spread of the virus in certain jurisdictions. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

Operationally, we are prepared for increased demand in the post-COVID-19 environment, with business in most parts of the world showing signs of a comeback. We have geared up to rapidly fill the distribution channels as the crisis subsides. In that regard, we have maintained reasonable inventory levels of components and finished goods, and we are gaining local market intelligence from our distributors and production capacity data from our suppliers.

Recent Important Events

Building Acquisition - Future Headquarters in Paris

In April 2021, our majority owned Paris-based subsidiary, Interparfums SA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer, Apsys. This is an office complex combining three buildings connected by two inner courtyards, a large part of which was the French Socialist Party’s former headquarters, which consists of approximately 40,000 total sq. ft.

The €125 million (approximately $149 million) purchase price for this building, is in line with market values, includes the complete renovation of the site and is financed by a 10-year €120 million (approximately $143 million) bank loan to take advantage of low current interest rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2020 Annual Report on Form 10-K filed with the SEC.

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Net Sales

	Three months ended March 31,
(in millions)	2021	% Change	2020

European based product sales	$159.7	40.0%	$114.1
United States based product sales	38.8	26.2%	30.7
Total net sales	$198.5	37.1%	$144.8

Net sales for the three months ended March 31, 2021 increased 37.1% to $198.5 million, as compared to $144.8 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 32.7%. For the 2021 first quarter, the average U.S. dollar/euro exchange rate was 1.20 as compared to 1.10 in the first quarter of 2020.

European based product sales increased 40.0% to $159.7 million for the three months ended March 31, 2021, as compared to $114.1 million for the corresponding period of the prior year. At comparable foreign currency exchange rates, net sales increased 34.5%.

Continuing the rebound that began in the second half of 2020, sales for the first three months of 2021 set a first quarter record. Not only were 2021 first quarter sales 37.1% ahead of the 2020 first quarter, but they were also 11.4% ahead of the 2019 first quarter sales of $178.2 million. Product sales for our largest brands within European operations, Montblanc, Jimmy Choo, Coach, and Lanvin, rose 27.5%, 66.7%, 8.8% and 91.2%, respectively. Montblanc legacy scents were responsible for the increase in brand sales, and the same holds for Lanvin fragrances with a major sales boost in the brand’s major markets, Eastern Europe and Asia. In 2021, the increase in Coach sales was more of a function of a weaker dollar rather than increased sales volume; in 2020 comparable quarter sales rose 35.9% over the 2019 first quarter due in great part to the pre-pandemic launch of Coach Dreams. The combination of the strong sales by established Jimmy Choo scents along with the first quarter launch of I Want Choo produced the gain in first quarter brand sales. Initial sales of Kate Spade New York, our first new fragrance for the brand, also pushed first quarter sales to a new record as did the launch of our eco-friendly scent, Rochas Girl.

INTER PARFUMS, INC. AND SUBSIDIARIES

United States based product sales increased 26.2% to $38.8 million for the three months ended March 31, 2021, as compared to $30.7 million for the corresponding period of the prior year. With little exception, our U.S. brands also produced strong growth in the first quarter. GUESS, our largest brand, continued to benefit from a combination of legacy fragrance sales and initial distribution of Bella Vita. We have had strong replenishment orders for the Authentic Night duo by Abercrombie & Fitch which debuted late last year while first quarter shipments of the Canyon Escape duo drove Hollister brand sales growth. Debuting in limited distribution toward the end of the first quarter was our MCM signature scent, our first scent for this brand, with global rollout now underway. The first quarter decline in Anna Sui brand sales following the 62.3% increase in the 2020 fourth quarter, was primarily due to the launch of Sky in the 2020 fourth quarter. The limited duty free/travel retail market also factored into the decline in Anna Sui brand sales. However, we have significant Anna Sui open orders and look forward to improving brand sales as the year unfolds. Our newest Oscar de la Renta scent, Alibi, was unveiled late in the first quarter with broader distribution now in process.

Net Sales to Customers by Region

	Three months ended March 31,
(in millions)	2021	2020

North America	$72.6	$46.5
Western Europe	45.2	41.4
Asia	30.1	22.5
Middle East	18.9	14.4
Eastern Europe	15.9	7.1
Central and South America	13.3	10.9
Other	2.5	2.0
	$198.5	$144.8

Most regions showed gains, with sales by two of our three largest markets, North America and Asia, up 56% and 34%, respectively. The 9% reported sales increase in Western Europe was attributable to the weaker dollar, as the region was impacted by the lockdowns in the United Kingdom, Germany and Italy. Comparable quarter sales also bounced back in the Middle East, Eastern Europe and Central and South America, growing 31%, 125% and 22%, respectively.

Gross Profit Margin

	Three months ended March 31,
(in millions)	2021	2020

Net sales	$198.5	$144.8
Cost of sales	73.3	55.8
Gross margin	$125.2	$89.0

Gross margin as a % of net sales	63.1%	61.5%

Gross profit margin was 63.1% of net sales for the three months ended March 31, 2021, as compared to 61.5% for the corresponding period of the prior year. For European operations, gross profit margin was 65.5% and 63.9% in the first quarters of 2021 and 2020, respectively. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. For the three months ended March 31, 2021 the weaker dollar, as compared to the corresponding period of the prior year had a negative effect on gross margin. However, significantly reduced lower margin giftset sales in 2021 and new product launches with better margins mitigated the negative effect from currency exchange rates in the period.

For U.S. operations, gross profit margin was 53.2% and 52.6% in the first quarters of 2021 and 2020, respectively. With the increase in sales in the first quarter of 2021, we were better able to absorb expenses such as depreciation of tools and molds and the cost of point-of-sale materials, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $1.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies which may include these expenses as a component of cost of goods sold.

Selling, General and Administrative Expenses

	Three months ended March 31,
(in millions)	2021	2020

Selling, general and administrative expenses	$74.9	$71.3
Selling, general and administrative expenses as a % of net sales	37.7%	49.2%

Selling, general and administrative expenses increased 5.1% for the three months ended March 31, 2021, as compared to the corresponding period of the prior year. As a percentage of sales, selling, general and administrative expenses were 37.7% and 49.2% for the three months ended March 31, 2021 and 2020, respectively. For European operations, with sales up 40.0%, selling, general and administrative expenses increased 3.9% in 2021, as compared to 2020 and represented 37.2% of sales in 2021, as compared to 50.1% of sales in 2020. For U.S. operations, with sales up 26.2%, selling, general and administrative expenses increased 9.9% in 2021 as compared to 2020 and represented 39.9% and 45.8% of sales in 2021 and 2020, respectively. The decline in selling, general and administrative expenses as a percentage of sales for the 2021 period was primarily due to lower promotional and advertising expenses. Sales rebounded more quickly than anticipated, and we did not have the opportunity to reinvest in additional promotion and advertising to match our historic levels. Promotion and advertising included in selling, general and administrative expenses aggregated approximately $21.8 million (11.0% of net sales) for the 2021 period, as compared to $28.5 million (19.7% of net sales) for the 2020 period.

As the COVID-19 pandemic recedes, we plan to invest heavily in promotional spending to support new product launches and to build brand awareness. We have significant promotion and advertising programs planned for 2021 and expect promotion and advertising expense included in selling general and administrative expense to aggregate approximately 21% of sales for the full year ended December 31, 2021.

Royalty expense included in selling, general and administrative expenses aggregated $15.4 million for the 2021 period, as compared to $11.3 million in 2020 and represented 7.7% and 7.8% of net sales in 2021 and 2020, respectively.

As a result of the above analysis regarding sales, margins and selling, general and administrative expenses, income from operations increased 169.7% to $48.0 million for the three months ended March 31, 2021, as compared to $17.8 million for the corresponding period of the prior year. Operating margins were 24.2% of net sales in the current period as compared to 12.3% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $0.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense is primarily related to the financing of brand and licensing acquisitions. We use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Foreign currency gains aggregated $1.9 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Almost 50% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective tax rate was 26.8% and 29.0% for the three months ended March 31, 2021 and 2020, respectively. Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is to be cut from 33% to 25% over the three-year period ending 2023. Our effective tax rate for European operations was 28% and 30% for the three months ended March 31, 2021 and 2020, respectively.

Our effective tax rate for U.S. operations was 17.0% for the three months ended March 31, 2021, as compared to 20.9% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income slightly offset by state and local taxes. The benefit from the exercise of stock options for the three months ended March 31, 2021 was $0.2 million as compared to zero in the 2020 first quarter.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share	Three months ended March 31,
(in thousands except per share data)	2021	2020

Net income attributable to European operations	$32,439	$11,693
Net income attributable to United States operations	4,187	1,606
Net income	36,626	13,299
Less: Net income attributable to the noncontrolling interest	8,964	3,240

Net income attributable to Inter Parfums, Inc.	$27,662	$10,059

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.87	$0.32
Diluted	$0.87	$0.32

Weighted average number of shares outstanding:
Basic	31,631	31,530
Diluted	31,772	31,708

Net income increased 175.4% to $36.6 million for the three months ended March 31, 2021, as compared to $13.3 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses and effective tax rates.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiaries in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations net income for both the three months ended March 31, 2021 and 2020. Net income attributable to Inter Parfums, Inc. increased 175.0% to $27.7 million, as compared to $10.1 million for the corresponding period of the prior year.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass hefty cash balances and nominal long-term debt. As of March 31, 2021 we had $294 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations. As of March 31, 2021 long-term debt aggregated only $9.2 million and we also have $49 million available in untapped credit facilities.

As of March 31, 2021, working capital aggregated $462 million and we had a working capital ratio in excess of 4 to 1. Approximately 86% of the Company’s total assets are held by European operations, and approximately $179 million of trademarks, licenses and other intangible assets are held by European operations.

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

Cash provided by operating activities aggregated $32.5 million for the three month period ended March 31, 2021, as compared to cash used in operating activities of $25.1 million for the three months ended March 31, 2020. For the 2021 period, working capital items used $12.9 million in cash from operating activities, as compared to $40.6 million in the 2020 period. Although accounts receivable is up 26% from year end, the balance is reasonable based on first quarter 2021 record sales levels and reflects strong collection activity as day’s sales outstanding is down to 71 for the 2021 period as compared to 85 days for the corresponding period of the prior year. Inventory levels are down 3% from year end and includes inventory anticipated to be needed to support 2021 new product launches.

Cash flows used in investing activities in 2021 reflect the purchases of short-term investments. These investments are primarily certificates of deposit and other contracts with maturities greater than three months. At March 31, 2021, approximately $82 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we expect to spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In April 2021, our majority owned Paris-based subsidiary, Interparfums SA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer, Apsys. This is an office complex combining three buildings connected by two inner courtyards, which consists of approximately 40,000 total sq. ft. The €125 million (approximately $149 million) purchase price for this building, is in line with market values, includes the complete renovation of the site and is financed by a 10-year €120 million (approximately $143 million) bank loan to take advantage of low current interest rates.

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million term loan, which was repaid in full in February 2021.

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, we have taken $2.4 million impairment charge on our Rochas fashion trademark. The remaining value of the Rochas fashion trademarks is €17.1 million (approximately $20.0 million). The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025, at its then fair market value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2021, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2021 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank, and approximately $29.3 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding as of both March 31, 2021 and 2020.

In October 2019, the Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. The next quarterly cash dividend of $0.25 per share is payable on June 30, 2021 to shareholders of record on June 15, 2021.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three months ended March 31, 2021.

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

At March 31, 2021, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $78.5 million and GB £2.7 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	Page 29

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	Page 30

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	Page 31

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	Page 32

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2021.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer