Form 10-Q
period 2021-06-30
INTER PARFUMS INC
filed 2021-08-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York,New York 10176
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

At August 9, 2021, there were 31,654,958 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$149,713	$169,681
Short-term investments	148,100	126,627
Accounts receivable, net	176,540	124,057
Inventories	163,482	158,822
Receivables, other	19,394	1,815
Other current assets	22,395	16,912
Income taxes receivable	265	2,806
Total current assets	679,889	600,720
Buildings, equipment and leasehold improvements, net	135,452	19,580
Right-of-use assets, net	33,701	24,734
Trademarks, licenses and other intangible assets, net	203,652	214,108
Deferred tax assets	6,187	8,041
Other assets	49,438	22,962
Total assets	$1,108,319	$890,145

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,246	$14,570
Current portion of lease liabilities	6,564	5,133
Accounts payable – trade	59,970	35,576
Accrued expenses	100,911	95,629
Income taxes payable	18,502	5,297
Total current liabilities	218,193	156,205

Long–term debt, less current portion	133,244	10,136
Lease liabilities, less current portion	29,351	21,354

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,654,138 and 31,608,588 shares at June 30, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	77,529	75,708
Retained earnings	538,690	503,567
Accumulated other comprehensive loss	(17,457)	(5,997)
Treasury stock, at cost, 9,864,805 shares at June 30, 2021 and December 31, 2020	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	561,319	535,835
Noncontrolling interest	166,212	166,615
Total equity	727,531	702,450
Total liabilities and equity	$1,108,319	$890,145

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$207,573	$49,506	$406,101	$194,330

Cost of sales	75,223	22,662	148,502	78,444

Gross margin	132,350	26,844	257,599	115,886

Selling, general and administrative expenses	87,695	32,367	162,591	103,630

Impairment loss	—	—	2,394	—

Income (loss) from operations	44,655	(5,523)	92,614	12,256

Other expenses (income):
Interest expense	1,270	361	1,647	1,362
(Gain) loss on foreign currency	309	(13)	(1,557)	(967)
Interest income	(768)	(754)	(1,155)	(1,761)
Other (income) expense	93	—	(98)	—

	904	(406)	(1,163)	(1,366)

Income (loss) before income taxes	43,751	(5,117)	93,777	13,622

Income taxes (benefit)	14,715	(2,134)	28,115	3,306

Net income (loss)	29,036	(2,983)	65,662	10,316

Less: Net income attributable to the noncontrolling interest	6,379	135	15,343	3,375

Net income (loss) attributable to Inter Parfums, Inc.	$22,657	$(3,118)	$50,319	$6,941

Earnings (loss) per share:

Net income (loss) attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.72	$(0.10)	$1.59	$0.22
Diluted	$0.71	$(0.10)	$1.58	$0.22

Weighted average number of shares outstanding:
Basic	31,653	31,532	31,642	31,531
Diluted	31,799	31,532	31,786	31,667

Dividends declared per share	$0.25	—	$0.50	$0.33

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive income:

Net income (loss)	$29,036	$(2,983)	$65,662	$10,316

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	506	(276)	(94)	(19)

Transfer from OCI into earnings	—	—	—	(52)

Translation adjustments, net of tax	8,312	11,087	(17,807)	(834)

Comprehensive income	37,854	7,828	47,761	9,411

Comprehensive income attributable to the noncontrolling interests:

Net income	6,379	135	15,343	3,375

Other comprehensive income (loss):

Net derivative instrument (loss), net of tax	138	(76)	(26)	(19)

Translation adjustments, net of tax	2,526	3,356	(6,415)	(173)

Comprehensive income attributable to the noncontrolling interests	9,043	3,415	8,902	3,183

Comprehensive income attributable to Inter Parfums, Inc.	$28,811	$4,413	$38,859	$6,228

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020

Common stock, beginning and end of period	$32	$31
Shares issued upon exercise of stock options	—	1
Common stock, end of period	32	32

Additional paid-in capital, beginning of period	75,708	70,664
Shares issued upon exercise of stock options	1,583	656
Share-based compensation	783	855
Transfer of subsidiary shares purchased	(545)	360
Additional paid-in capital, end of period	77,529	72,535

Retained earnings, beginning of period	503,567	474,637
Net income	50,319	6,941
Dividends	(15,826)	(10,406)
Share-based compensation (adjustment)	630	290
Retained earnings, end of period	538,690	471,462

Accumulated other comprehensive loss, beginning of period	(5,997)	(39,853)
Foreign currency translation adjustment, net of tax	(11,392)	(661)
Transfer from other comprehensive income into earnings	—	(52)
Net derivative instrument gain (loss), net of tax	(68)	—
Accumulated other comprehensive loss, end of period	(17,457)	(40,566)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	166,615	140,994
Net income	15,343	3,375
Foreign currency translation adjustment, net of tax	(6,415)	(173)
Net derivative instrument gain (loss), net of tax	(26)	(19)
Share-based compensation (adjustment)	(46)	128
Transfer of subsidiary shares purchased	225	(139)
Dividends	(9,484)	(324)
Noncontrolling interest, end of period	166,212	143,842

Total equity	$727,531	$609,830

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$65,662	$10,316
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,941	4,456
Provision for doubtful accounts	1,247	682
Noncash stock compensation	1,447	1,190
Share of income of equity investment	(98)	—
Impairment loss	2,393	—
Non-cash lease expense	5,060	3,011
Deferred tax provision (benefit)	1,653	(681)
Change in fair value of derivatives	1,154	(663)
Changes in:
Accounts receivable	(57,115)	54,791
Inventories	(8,498)	(27,076)
Other assets	(25,860)	37
Operating lease liabilities	(4,567)	(2,974)
Accounts payable and accrued expenses	34,588	(63,415)
Income taxes, net	16,105	(961)

Net cash provided by (used in) operating activities	38,112	(21,287)

Cash flows from investing activities:
Purchases of short-term investments	(30,649)	(6,878)
Proceeds from sale of short-term investments	4,821	—
Purchase of equity investment	—	(13,998)
Purchases of buildings,equipment and leasehold improvements	(120,253)	(1,571)
Payment for intangible assets acquired	(648)	(819)

Net cash used in investing activities	(146,729)	(23,266)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	160,389	13,438
Repayment of long-term debt	(17,888)	(12,086)
Proceeds from exercise of options	1,583	657
Dividends paid	(15,826)	(20,805)
Dividends paid to noncontrolling interest	(9,484)	(324)

Net cash provided by (used in) financing activities	118,774	(19,120)

Effect of exchange rate changes on cash	(4,490)	(1,281)

Net decrease in cash and cash equivalents	5,667	(64,954)

Cash and cash equivalents - beginning of period	169,681	133,417

Cash and cash equivalents - end of period	$175,348	$68,463

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$963	$693
Income taxes	12,568	4,741

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. In all jurisdictions in which we operate we have been following guidance from authorities and health officials.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill and caused a significant unfavorable impact on our results of operations in 2020.

Business significantly improved in the second half of 2020 and continued to improve in the first six months of 2021, as retail stores reopened and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 cases in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel has remained curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

3.	Recent Agreements:

Salvatore Ferragamo

In July 2021, we signed a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license will be granted for the production and distribution of Ferragamo brand perfumes. The license is expected to be effective from October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions.

With reference to the management and coordination of activities related to the license agreement, the Company will operate through a wholly-owned Italian subsidiary to be based in Florence, and all products will be produced in Italy.

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA (“IPSA”), does not, in and of itself, constitute a permanent establishment and therefore IPSA should pay French taxes on all or part of the profits of that entity. The French Tax Authority had notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. The Company’s exposure in connection with this matter was approximately $5.8 million, net of recovery taxes already paid to the Swiss authorities.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby IPSA agreed to pay €2.5 million (approximately $3.0 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. IPSA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to IPSA by December 31, 2025.

Building Acquisition - Future Headquarters in Paris

In April 2021, our majority owned Paris-based subsidiary, IPSA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The €125 million (approximately $149 million) purchase price is in line with market value and includes the complete renovation of the site. As of June 30, 2021, €104.1 million of the purchase price, including approximately €2.5 million of acquisition costs, is included in building, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2021. Approximately €21.6 million (approximately $25.7 million) of cash held in escrow is included in other assets on the accompanying balance sheet as of June 30, 2021. In addition, approximately €14.2 million in value added tax (“VAT”) credit associated with the purchase is included in other receivables on the accompanying balance sheet as of June 30, 2021. As of June 30, 2021, the Company borrowed €14.2 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the €14.2 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $143 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

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

Rochas Fashion

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, we have taken $2.4 million impairment charge on our Rochas fashion trademark in Q1 2021. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025 at its then fair market value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.            Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials and component parts	$79,223	$66,492
Finished goods	84,259	92,330

	$163,482	$158,822

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$148,100	$—	$148,100	$—
Liabilities:
Interest rate swaps	$505	$—	$505	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	328	—	328	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	59	—	59	—

	$892	$—	$892	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$126,627	$—	$126,627	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	253	—	253	—

	$126,880	$—	$126,880	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments, accounts receivable, other receivables, cash held in escrow, accounts payable and accrued expenses approximate fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $143 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both the six months ended June 30, 2021 and 2020.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps as of June 30, 2021, resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2021, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

At June 30, 2021, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $61.5 million, GB £3.6 million  and JPY ¥50.0 million, which all have maturities of less than one year.

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

As of June 30, 2021, the weighted average remaining lease term was 5.5 years and the weighted average discount rate used to determine the operating lease liability was 2.1%. Rental expense related to operating leases was $3.1 million and $4.9 million for the three and six months ended June 30, 2021, respectively, as compared to $1.5 million and $3.3 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $4.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively, and noncash additions to operating lease assets totaled $13.8 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the three months ended June 30, 2021, we identified an error relating to the recognition of certain leases under ASC 842. The error impacted the lease right-of-use assets and lease liabilities, both of which were understated by approximately €14.0 million ($16.6 million) as of June 30, 2020. There was no income statement impact resulting from this correction. We concluded the impact on the interim financial statements was immaterial and corrected the balances as of June 30, 2021.

Maturities of lease liabilities subsequent to June 30, 2021, are as follows:

(In thousands)

2021	$3,665
2022	6,129
2023	5,434
2024	5,322
2025	4,219
Thereafter	13,367
38,136
Less imputed interest (based on 2.1% weighted-average discount rate)	(2,221)
$35,915

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2021 and 2020 aggregated $0.09 million and $0.08 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	353,790	$12.96
Nonvested options granted	9,000	$11.35
Nonvested options vested or forfeited	(32,730)	$13.00
Nonvested options – end of period	330,060	$12.91

Share-based payment expense decreased income before income taxes by $1.45 million and $0.72 million for the three and six months ended June 30, 2021, respectively, as compared to $1.07 million and $1.19 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.94 million and $0.46 million for the three and six months ended June 30, 2021, respectively, as compared to $0.67 million and $0.86 million for the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of June 30, 2021:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	713,210	$52.74
Options granted	9,000	62.18
Options forfeited	(33,240)	62.15
Options exercised	(45,550)	34.75

Outstanding at June 30, 2021	643,420	$53.66

Options exercisable	313,360	$44.64
Options available for future grants	604,955

As of June 30, 2021, the weighted average remaining contractual life of options outstanding is 2.93 years (2.23 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $11.5 million and $8.3 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $3.7 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2021 and June 30, 2020 were as follows:

(In thousands)	June 30, 2021	June 30, 2020

Cash proceeds from stock options exercised	$1,583	$657
Tax benefits	200	—
Intrinsic value of stock options exercised	1,496	740

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2021 and 2020 were $11.35 and $12.16 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended June 30, 2021 and 2020 are set forth in the following table:

	June 30, 2021	June 30, 2020

Weighted average expected stock-price volatility	25%	25%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	0.4%	1.4%
Weighted average dividend yield	1.6%	2.5%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2018, IPSA approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022. In order to avoid dilution of the Company’s ownership of IPSA, all shares to be distributed pursuant to the plan will be pre-existing shares of IPSA, purchased in the open market by IPSA in prior years.

The fair value of the grant had been determined based on the quoted stock price of IPSA shares as reported by the NYSE Euronext on the date of grant. In June 2020, the performance conditions were modified effecting 96 employees. As of June 30, 2021, the number of shares to be distributed, after forfeited shares, increased to 173,603 resulting from the modification and stock split. The increase in shares anticipated to be distributed were transferred from treasury shares at the IPSA level. The original cost of the grant was approximately $4.4 million, and the modification resulted in a revised cost of approximately $4.7 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable
to Inter Parfums, Inc.	$22,657	$(3,118)	$50,319	$6,941
Denominator:
Weighted average shares	31,653	31,532	31,642	31,531
Effect of dilutive securities:
Stock options	146	—	144	136
Denominator for diluted
earnings per share	31,799	31,532	31,786	31,667

Earnings per share:
Net income (loss) attributable to Inter
Parfums, Inc. common shareholders:
Basic	$0.72	$(0.10)	$1.59	$0.22
Diluted	0.71	(0.10)	1.58	0.22

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 and 0.26 million shares of common stock for both the three and six months ended June 30, 2021, as compared to 0.80 and 0.59 million shares of common stock for the three and six months ended June 30, 2020, respectively.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net sales:
United States	$46,511	$10,226	$85,707	$41,844
Europe	161,151	39,424	320,917	153,547
Eliminations	(89)	(144)	(523)	(1,061)

	$207,573	$49,506	$406,101	$194,330

Net income (loss) attributable to Inter Parfums, Inc.:
United States	$6,090	$(3,523)	$10,277	$(1,917)
Europe	16,567	405	40,042	8,858

	$22,657	$(3,118)	$50,319	$6,941

	June 30,	December 31,
	2021	2020
Total Assets:
United States	$169,225	$141,316
Europe	952,526	758,812
Eliminations	(13,433)	(9,983)
	$1,108,319	$890,145

12.	Reconciliation of Cash and Cash Equivalents to the Statement of Cash Flows:

The following table summarizes cash and cash equivalents as of June 30, 2021:

As of June 30, 2021

Cash and cash equivalents per balance sheet	$149,713
Cash held in escrow included in other assets (see note 3)	25,635

Cash and cash equivalents per statement of cash flows	$175,348

13.	Reclassifications:

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79% of net sales for both the six months ended June 30, 2021 and 2020. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lanvin, Moncler, Montblanc, Paul Smith, Repetto, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 21% of net sales for both the six months ended June 30, 2021 and 2020. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Dunhill, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Six Months Ended June 30,
	2021	2020
Montblanc	21%	21%
Jimmy Choo	18%	15%
Coach	16%	19%
GUESS	10%	11%

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 50% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States and France. In March 2020, the World Health Organization declared COVID-19 a pandemic.

INTER PARFUMS, INC. AND SUBSIDIARIES

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. In all jurisdictions in which we operate we have been following guidance from authorities and health officials.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill and caused a significant unfavorable impact on our results of operations in 2020.

Business significantly improved in the second half of 2020 and has continued to improve in the first six months of 2021, as retail stores reopened and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 cases in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel has remained curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

Recent Important Events

Salvatore Ferragamo

In July 2021, we signed a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license will be granted for the production and distribution of Ferragamo brand perfumes. The license is expected to be effective from October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions.

With reference to the management and coordination of activities related to the license agreement, the Company will operate through a wholly-owned Italian subsidiary to be based in Florence, and all products will be produced in Italy.

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of IPSA, does not, in and of itself, constitute a permanent establishment and therefore IPSA should pay French taxes on all or part of the profits of that entity. The French Tax Authority had notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. The Company’s exposure in connection with this matter was approximately $5.8 million, net of recovery taxes already paid to the Swiss authorities.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby IPSA agreed to pay €2.5 million (approximately $3.0 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. IPSA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to IPSA by December 31, 2025.

 INTER PARFUMS, INC. AND SUBSIDIARIES

Building Acquisition - Future Headquarters in Paris

In April 2021, our majority owned Paris-based subsidiary, IPSA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft.

The €125 million (approximately $149 million) purchase price is in line with market value and includes the complete renovation of the site. As of June 30, 2021, €104.1 million of the purchase price, including approximately €2.5 million of acquisition costs is included in building, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2021. Approximately €21.6 million of cash held in escrow is included in other assets on the accompanying balance sheet as of June 30, 2021. In addition, approximately €14.2 million in VAT credit associated with the purchase is included in other receivables on the accompanying balance sheet as of June 30, 2021. As of June 30, 2021, the Company borrowed an additional €14.2 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the €14.2 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $143 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

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

Origines-Parfums

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired a 25% of Divabox capital for €12.5 million ($14 million), through a reserved capital increase. In connection with the acquisition, the Company entered into a €12 million ($13.4 million), three-year term loan payable in three equal annual installments plus interest. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This agreement should enhance the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Results of Operations

Three and Six Months Ended June 30, 2021 as Compared to the Three and Six Months Ended June 30, 2020 and June 30, 2019

Net Sales:

	Three months ended June 30,
(In millions)	2021	2020	2019	21 vs 19%

European based product sales	$161.2	$39.4	$125.6	28.3%
United States based product sales	46.4	10.1	40.6	14.2%
	$207.6	$49.5	$166.2	24.9%

Net Sales:

	Six months ended June 30,
(In millions)	2021	2020	2019	21 vs 19%

European based product sales	$320.9	$153.5	$269.3	19.1%
United States based product sales	85.2	40.8	75.2	13.4%
	$406.1	$194.3	$344.5	17.9%

Net sales for the three months ended June 30, 2021 rose to $207.6 million, a significant increase in relation to the second quarter of 2020, but more importantly up 24.9% from the second quarter of 2019. At comparable foreign currency exchange rates, net sales increased 22.7% compared to the second quarter of 2019. For the three months ended June 30, 2021, 2020 and 2019, the average dollar/euro exchange rate was 1.20, 1.10 and 1.12, respectively. Net sales for the six months ended June 30, 2021 increased to $406.1 million, from $194.3 million in 2020 and $344.5 million in 2019.

INTER PARFUMS, INC. AND SUBSIDIARIES

The second quarter, like the first, far exceeded expectations. Once again, quarterly comparisons with 2019 are far more meaningful than with 2020, due to the impact in 2020 of the COVID-19 pandemic. Among our largest brands within European based operations, Montblanc, Jimmy Choo and Coach brand sales increased 27.3%, 64.9% and 22.4%, respectively, compared to the 2019 second quarter. Year-to-date, Montblanc fragrances have returned to a level comparable to the first half of 2019, the year of the launch of the Montblanc Explorer line, which was enlarged with the rollout of the brand’s Explorer Ultra Blue line in April 2021. Similarly, robust sales of Jimmy Choo’s established lines combined with the highly successful launch of I Want Choo, produced a 38.7% increase in first half brand sales compared to the same period in 2019. Coach fragrance sales rose 33.9% compared to the first half of 2019 due to the continued strength of established women’s and men’s collections and the rollout of Coach Dreams Sunset in the second quarter. In addition, initial sales of our Kate Spade signature collection, which debuted in the first quarter, contributed to the sales growth

Net sales for our U.S. based operations increased 14.2% in the second quarter of 2021, compared to the same period in 2019. The increase was in great part attributable to the GUESS brand, with legacy scents along with the new Bella Vita line driving growth. Contributing to an increase in Abercrombie & Fitch brand sales were shipments of a new pillar, the Away duo, along with continued strong sales of recent additions including the Authentic Night duo. In addition, the launch of Oscar de la Renta’s Alibi contributed to the top line growth

With respect to our recent MCM fragrance launch, sell-through and pending orders are far ahead of our initial projections. Thus far, distribution has been focused in continental Europe exclusively at the 1,900 store Douglas specialty store chain, in the U.S. at MCM stores and high end department stores and in better stores throughout South Korea. The rollout continues; in July 2021, China’s Sephora stores launched the product and in August, sales began in the U.K. We have high expectations for the MCM brand and have developed a robust innovation plan to accelerate and optimize its potential.

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2021	2020
North America	$154.5	$59.2
Western Europe	88.7	57.8
Asia	62.8	28.6
Middle East	34.3	19.0
Eastern Europe	33.0	9.4
Central and South America	28.6	14.2
Other	4.2	6.1
	$406.1	$194.3

Our business has been especially strong in regions where lockdowns have been lifted, stores have reopened and life has returned to near pre-pandemic standards, most notably Eastern Europe, North America and Asia, where our sales rose 251%, 161% and 119%, respectively. On the other hand, Western Europe, where sales increased 53%, has not fully regained its footing and restrictions and closures have again been imposed in connection with the third wave of COVID-19 infections. We’ve also seen business bounce back in Central and South America and the Middle East, growing 102% and 80%, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Net sales	$207.6	$49.5	$406.1	$194.3
Cost of sales	75.2	22.7	148.5	78.4

Gross margin	$132.4	$26.8	$257.6	$115.9
Gross margin as a percent of net sales	64%	54%	63%	60%

Gross profit margin was 64% and 63% for the three and six months ended June 30, 2021, respectively, as compared to 54% and 60% for the three and six months ended June 30, 2020, respectively. For European operations, gross profit margin was 67% and 66% for the three and six months ended June 30, 2021, respectively, as compared to 57% and 62% for the corresponding periods of the prior year.

We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. For the three and six months ended June 30, 2021, the weaker dollar, as compared to the corresponding periods of the prior year had a negative effect on gross margin. However, significantly reduced lower margin giftset sales in 2021 and new product launches with better margins mitigated the negative effect from currency exchange rates in the period.

For U.S. operations, gross profit margin was 53% for both the three and six months ended June 30, 2021, as compared to 43% and 50% for the corresponding periods of the prior year. With the significant increase in sales in the first half of 2021, we were better able to absorb expenses such as depreciation of tools and molds and the cost of point-of-sale materials, as compared to the corresponding period of the prior year.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.0 million and $3.8 million for the three and six months ended June 30, 2021, respectively, as compared to $0.6 million and $2.2 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$87.7	$32.4	$162.6	$103.6
Selling, general and administrative expenses as a percent of net sales	42%	65%	40%	53%

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased 171% and 57% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 42% and 40% for the three and six months ended June 30, 2021, respectively, as compared to 65% and 53% for the three and six months ended June 30, 2020, respectively. For European operations sales increased 309% and 109% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our European operations increased 205% and 62% for the same periods, respectively. In addition, selling, general and administrative expenses of our European operations represented 44% and 41% of net sales for the three and six months ended June 30, 2021, respectively, as compared to 59% and 52% for the three and six months ended June 30, 2020, respectively.

For U.S. operations sales increased 360% and 109% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods of the prior year. At the same time, selling, general and administrative expenses of our U.S. operations increased 84% and 39% for the three and six months ended June 30, 2021, as compared to the corresponding periods of the prior year, and represented 36% and 38% of net sales for the three and six months ended June 30, 2021, respectively, as compared to 91% and 57% for the corresponding periods of the prior year.

In March 2020, at the time of initial retail store closings, certain advertising and promotional programs were well underway and could not be halted. During the second quarter of 2020, we severely curtailed our promotional activities and postponed the launch of several programs originally scheduled for 2020 to 2021 along with their related advertising and promotion programs.

With sales rebounding more quickly than anticipated, we did not have the opportunity, in early 2021, to reinvest in additional promotion and advertising to match our historic levels. Therefore, the decline in selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 2021, as compared to the corresponding period of the prior year was primarily due to lower promotional and advertising expenses as a percentage of sales for the six months ended June 30, 2021.

Promotion and advertising included in selling, general and administrative expenses aggregated $33.2 million and $55.0 million for the three and six months ended June 30, 2021, respectively, as compared to $5.8 million and $34.4 million for the corresponding periods of the prior year. Promotion and advertising represented 16.0% and 13.5% of net sales for the three and six months ended June 30, 2021, respectively, as compared to 11.8% and 17.7% for the corresponding periods of the prior year.

As the COVID-19 pandemic recedes, we plan to invest heavily in promotional spending to support new product launches and to build brand awareness. We have significant promotion and advertising programs planned for 2021 and expect promotion and advertising expense included in selling general and administrative expense to aggregate approximately 21% of net sales for the full year ended December 31, 2021.

Royalty expense included in selling, general and administrative expenses aggregated $16.2 million and $31.5 million for the three and six months ended June 30, 2021, respectively, as compared to $3.4 million and $14.6 million for the corresponding periods of the prior year. Royalty expense represented 7.8% of net sales for both the three and six months ended June 30, 2021, as compared to 6.8% and 7.5% of net sales for the corresponding periods of the prior year. As a result of the COVID-19 pandemic we reached agreements with most of our licensors to waive or significantly reduce minimum guaranteed royalties for 2020.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations aggregated $44.7 million for the three months ended June 30, 2021, as compared an operating loss of $5.5 million for the corresponding period of the prior year. Income from operations increased to $92.6 million for the six months ended June 30, 2021, as compared to $12.3 million for the corresponding period of the prior year. For the six months ended June 30, 2021, our operating margin was 22.8%, as compared to 6.3% for the corresponding period of the prior year.

Other Income and Expense

Interest expense aggregated $1.3 million and $1.6 million for the three and six months ended June 30, 2021, respectively, as compared to $0.4 million and $1.4 million for the corresponding periods of the prior year. Interest expense is primarily related to the financing of brand acquisitions and for the three months ended June 30, 2021, includes approximately $0.6 million in interest expense relating to the debt incurred in connection with the acquisition of our new corporate headquarters in France. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency gains (losses) aggregated ($0.3) million and $1.6 million for the three and six months ended June 30, 2021, respectively, as compared to gains of zero and $1.0 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 50% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.8 million and $1.2 million for the three and six months ended June 30, 2021, respectively, as compared to $0.8 million and $1.8 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of IPSA, does not, in and of itself, constitute a permanent establishment and therefore IPSA should pay French taxes on all or part of the profits of that entity. The French Tax Authority had notified the Company that IP Suisse will be the subject of a tax audit covering the period January 1, 2010 through December 31, 2018. The Company’s exposure in connection with this matter was approximately $5.8 million, net of recovery taxes already paid to the Swiss authorities.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby IPSA agreed to pay €2.5 million (approximately $3.0 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. IPSA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to IPSA by December 31, 2025.

INTER PARFUMS, INC. AND SUBSIDIARIES

Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is to be cut from 33% to 25% over a three-year period ending 2023. Excluding the global settlement referred to above, our effective tax rate for European operations was 28% for the six months ended June 30, 2021, as compared to 26% for the corresponding period of the prior year. The lower effective rate in 2020 is the result of a higher percentage of income in favorable tax rate jurisdictions where our European operations conduct business such as Singapore, Switzerland and the United States.

Our effective tax rate for U.S. operations was 19% for the six months ended June 30, 2021, as compared to a benefit of 34% for the corresponding period of the prior year. Due to the loss incurred in the six months ended June 30, 2020, for federal tax purposes, we would carry back the loss to 2015 when the federal income tax rate was 35%. Our effective tax rate in 2021 differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2021	2020	2021	2020
Net income European operations	$22,927	$539	$55,367	$12,232
Net income (loss) U.S. operations	6,109	(3,522)	10,295	(1,916)

Net income (loss)	29,036	(2,983)	65,662	10,316

Less: Net income attributable to the noncontrolling interest	6,379	135	15,343	3,375

Net income (loss) attributable to Inter Parfums, Inc.	$22,657	$(3,118)	$50,319	$6,941

Earnings (loss) per share:

Net income (loss) attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.72	($0.10)	$1.59	$0.22
Diluted	$0.71	($0.10)	$1.58	$0.22

Weighted average number of shares outstanding:
Basic	31,653	31,532	31,642	31,531
Diluted	31,799	31,533	31,786	31,667

INTER PARFUMS, INC. AND SUBSIDIARIES

Net income increased to $29.0 million for the three months ended June 30, 2021, as compared to a net loss of $3.0 million for the corresponding period of the prior year. Net income increased to $65.7 million for the six months ended June 30, 2021, as compared to $10.3 million for the corresponding period of the prior year. The reasons for significant fluctuations in net income (loss) for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin and selling, general and administrative expenses, most of which was caused by the negative effects of the COVID-19 pandemic in 2020 and the recovery experienced in 2021.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned distribution subsidiary in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations’ net income for both the three and six months ended June 30, 2021, respectively, as compared to 25% and 27% for the corresponding periods of the prior year.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass hefty cash balances and nominal long-term debt. As of June 30, 2021 we had $298 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations.

As of June 30, 2021, we had a working capital ratio of 3.1 to 1. Approximately 86% of the Company’s total assets are held by European operations, and approximately $181 million of trademarks, licenses and other intangible assets are also held by European operations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. As we reported earlier, we entered into an agreement for a worldwide fragrance license with Salvatore Ferragamo S.p.A., which is expected to close in October 2021, when we will begin producing the suite of Ferragamo perfumes in Italy and distributing them worldwide through a new wholly-owned Italian company based in Florence Italy. Opportunities for external growth are regularly examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $38.1 million for the six months ended June 30, 2021, as compared to cash used in operating activities of $21.3 million for the corresponding period of the prior year. For the six months ended June 30, 2021, working capital items used $45.3 million in cash from operating activities, as compared to $39.6 million in the 2020 period. Although accounts receivable is up 46% from year end, the balance is reasonable based on second quarter 2021 record sales levels and reflects strong collection activity as day’s sales outstanding is at 79 days, which is consistent with historic norms. Inventory levels are up 5% from year end and includes inventory needed to support 2021 new product launches.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in investing activities in 2021 reflect purchases and sales of short-term investments. These investments are primarily certificates of deposit with maturities greater than three months. Approximately $53 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $4.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In April 2021, IPSA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft.

The €125 million (approximately $149 million) purchase price is in line with market value and includes the complete renovation of the site. As of June 30, 2021, €104.1 million of the purchase price, including approximately €2.5 million of acquisition costs is included in building, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2021. Approximately €21.6 million (approximately $25.7 million) of cash held in escrow is included in other assets on the accompanying balance sheet as of June 30, 2021. In addition, approximately €14.2 million in VAT credit associated with the purchase is included in other receivables on the accompanying balance sheet as of June 30, 2021. As of June 30, 2021, Company borrowed an additional €14.2 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the €14.2 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $143 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

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

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2021, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2021 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $30 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding pursuant to these facilities as of both June 30, 2021 and June 30, 2020.

INTER PARFUMS, INC. AND SUBSIDIARIES

In October 2019, the Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. The next quarterly cash dividend of $0.25 per share is payable on September 30, 2021 to shareholders of record on September 15, 2021.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2021.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

At June 30, 2021, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $61.5 million GB £3.6 million and JPY ¥50.0 million, which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt. In April 2021, we entered into an interest rate swap on €80 million of debt, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6.   Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	Page 31

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	Page 32

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	Page 33

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	Page 34

101	Interactive data files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2021.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer