Form 10-Q
period 2021-09-30
INTER PARFUMS INC
filed 2021-11-08
CIK 822663

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 8, 2021, there were 31,733,880 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I.   Financial Information

Item 1.   Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020, included in our annual report filed on Form 10-K.

The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$174,848	$169,681
Short-term investments	149,192	126,627
Accounts receivable, net	193,868	124,057
Inventories	156,025	158,822
Receivables, other	3,951	1,815
Other current assets	24,626	16,912
Income taxes receivable	1,448	2,806
Total current assets	703,958	600,720
Buildings, equipment and leasehold improvements, net	142,823	19,580
Right-of-use assets, net	31,428	24,734
Trademarks, licenses and other intangible assets, net	203,961	214,108
Deferred tax assets	6,916	8,041
Other assets	37,465	22,962
Total assets	$1,126,551	$890,145

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,025	$14,570
Current portion of lease liabilities	6,128	5,133
Accounts payable – trade	46,874	35,576
Accrued expenses	117,775	95,629
Income taxes payable	26,547	5,297
Total current liabilities	212,349	156,205

Long–term debt, less current portion	126,636	10,136

Lease liabilities, less current portion	27,771	21,354

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,722,300 and 31,608,588 shares at September 30, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	83,070	75,708
Retained earnings	569,354	503,567
Accumulated other comprehensive loss	(29,322)	(5,997)
Treasury stock, at cost, 9,864,805 shares at September 30, 2021 and December 31, 2020	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	585,659	535,835
Noncontrolling interest	174,136	166,615
Total equity	759,795	702,450
Total liabilities and equity	$1,126,551	$890,145

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$262,696	$160,637	$668,797	$354,967

Cost of sales	95,269	63,439	243,772	141,883

Gross margin	167,427	97,198	425,025	213,084

Selling, general and administrative expenses	99,788	65,841	262,379	169,471

Impairment loss	—	—	2,393	—

Income from operations	67,639	31,357	160,253	43,613

Other expenses (income):
Interest expense	1,697	148	3,344	1,510
(Gain) loss on foreign currency	(613)	891	(2,169)	(76)
Interest income	(233)	(393)	(1,388)	(2,154)
Other income expense	(36)	—	(135)	—

	815	646	(348)	(720)

Income before income taxes	66,824	30,711	160,601	44,333

Income taxes	16,997	8,859	45,112	12,165

Net income	49,827	21,852	115,489	32,168

Less: Net income attributable to the noncontrolling interest	11,511	5,314	26,854	8,688

Net income attributable to Inter Parfums, Inc.	$38,316	$16,538	$88,635	$23,480

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.21	$0.52	$2.80	$0.74
Diluted	$1.20	$0.52	$2.79	$0.74

Weighted average number of shares outstanding:
Basic	31,659	31,533	31,648	31,531
Diluted	31,807	31,619	31,793	31,651

Dividends declared per share	$0.25	—	$0.75	$0.33

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive income:

Net income	$49,827	$21,852	$115,489	$32,168

Other comprehensive income:

Net derivative instrument (loss), net of tax	(609)	—	(703)	(19)

Transfer from OCI into earnings	—	—	—	(52)

Translation adjustments, net of tax	(15,396)	22,604	(33,203)	21,770

Comprehensive income	33,822	44,456	81,583	53,867

Comprehensive income attributable to the noncontrolling interests:

Net income	11,511	5,314	26,854	8,688

Other comprehensive income (loss):

Net derivative instrument (loss), net of tax	(166)	—	(192)	(19)

Translation adjustments, net of tax	(3,974)	6,596	(10,389)	6,423

Comprehensive income attributable to the noncontrolling interests	7,371	11,910	16,273	15,092

Comprehensive income attributable to Inter Parfums, Inc.	$26,451	$32,546	$65,310	$38,775

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020

Common stock, beginning and end of period	$32	$31
Shares issued upon exercise of stock options	—	1
Common stock, end of period	32	32

Additional paid-in capital, beginning of period	75,708	70,664
Shares issued upon exercise of stock options	1,727	796
Share-based compensation	1,175	1,283
Shares issued for license acquisition	5,000	—
Transfer of subsidiary shares purchased	(540)	525
Additional paid-in capital, end of period	83,070	73,268

Retained earnings, beginning of period	503,567	474,637
Net income	88,635	23,480
Dividends	(23,740)	(10,406)
Share-based compensation (adjustment)	892	482
Retained earnings, end of period	569,354	488,193

Accumulated other comprehensive loss, beginning of period	(5,997)	(39,853)
Foreign currency translation adjustment, net of tax	(22,814)	15,347
Transfer from other comprehensive income into earnings	—	(52)
Net derivative instrument loss, net of tax	(511)	—
Accumulated other comprehensive loss, end of period	(29,322)	(24,558)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	166,615	140,994
Net income	26,854	8,688
Foreign currency translation adjustment, net of tax	(10,389)	6,423
Net derivative instrument loss, net of tax	(192)	(19)
Share-based compensation (adjustment)	(69)	178
Transfer of subsidiary shares purchased	1,153	(139)
Dividends	(9,836)	(324)
Noncontrolling interest, end of period	174,136	155,801

Total equity	$759,795	$655,261

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$115,489	$32,168
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,273	6,751
Provision for doubtful accounts	1,369	3,455
Noncash stock compensation	2,158	1,805
Share of income of equity investment	(135)	—
Impairment loss	2,393	—
Non-cash lease expense	6,953	4,332
Deferred tax provision (benefit)	739	(1,390)
Change in fair value of derivatives	1,844	(604)
Changes in:
Accounts receivable	(79,112)	(3,095)
Inventories	(3,727)	(5,629)
Other assets	(13,460)	533
Operating lease liabilities	(6,169)	(4,279)
Accounts payable and accrued expenses	41,830	(57,147)
Income taxes, net	23,816	2,946

Net cash provided by (used in) operating activities	101,261	(20,154)

Cash flows from investing activities:
Purchases of short-term investments	(41,406)	(7,162)
Proceeds from sale of short-term investments	10,753	—
Purchase of equity investment	—	(13,998)
Purchases of buildings, equipment and leasehold improvements	(131,322)	(3,013)
Payment for intangible assets acquired	(858)	(971)

Net cash used in investing activities	(162,833)	(25,144)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	158,992	13,438
Repayment of long-term debt	(38,232)	(12,380)
Proceeds from exercise of options	1,727	796
Dividends paid	(23,741)	(20,805)
Dividends paid to noncontrolling interest	(9,831)	(324)

Net cash provided by (used in) financing activities	88,915	(19,275)

Effect of exchange rate changes on cash	(7,934)	5,506

Net increase (decrease) in cash and cash equivalents	19,409	(59,067)

Cash and cash equivalents - beginning of period	169,681	192,417

Cash and cash equivalents - end of period	$189,090	$133,350

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,582	$776
Income taxes	21,103	10,330

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

Business significantly improved in the second half of 2020 and continued to improve in 2021, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of certain governmental restrictions in 2021, to prevent further spread of the virus. In addition, international air travel has remained curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have continued into the fourth quarter of 2021, at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of the year, by ordering well in advance of need and in larger quantities. Going forward, we aim to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We currently expect supply chain bottlenecks to begin lifting early in the new year. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

3.	Recent Agreements:

Salvatore Ferragamo

In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license is effective from October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

With respect to the management and coordination of activities related to the license agreement, the Company will operate through a wholly-owned Italian subsidiary based in Florence, and all products will be produced in Italy.

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. In addition, a company owned by a member of our Board of Directors is to receive a fee of $0.3 million in connection with this license. The exclusive license is effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2023.

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA (“IPSA”), our majority owned Paris-based subsidiary, does not, in and of itself, constitute a permanent establishment and therefore IPSA should pay French taxes on all or part of the profits of that entity.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby IPSA agreed to pay €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. IPSA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to IPSA by December 31, 2025.

Building Acquisition - Future Headquarters in Paris

In April 2021, IPSA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The $145 million purchase price is in line with market value and includes the complete renovation of the site. As of September 30, 2021, $131.2 million of the purchase price, including approximately $2.9 million of acquisition costs, is included in building, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2021. Approximately $14.2 million of cash held in escrow is included in other assets on the accompanying balance sheet as of September 30, 2021. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The acquisition was financed by a 10-year €120 million (approximately $139 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

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

Rochas Fashion

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, in the first quarter of 2021, we took a $2.4 million impairment charge on our Rochas fashion trademark. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025 at its then fair market value.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.	Inventories:

Inventories consist of the following:
(In thousands)	September 30,	December 31,
	2021	2020
Raw materials and component parts	$78,762	$66,492
Finished goods	77,263	92,330

	$156,025	$158,822

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$149,192	$—	$149,192	$—
Liabilities:
Interest rate swaps	$395	$—	$395	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,078	—	1,078	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	75	—	75	—
	$1,548	$—	$1,548	$—

		Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$126,627	$—	$126,627	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	253	—	253	—
	$126,880	$—	$126,880	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $139 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both the nine months ended September 30, 2021 and 2020.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps as of September 30, 2021, resulted in a liability which is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at September 30, 2021, resulted in a liability and is included in accrued expenses on the accompanying balance sheet.

At September 30, 2021, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $60.5 million, GB £6.3 million and JPY ¥50.0 million, which all have maturities of less than one year.

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

As of September 30, 2021, the weighted average remaining lease term was 5.3 years and the weighted average discount rate used to determine the operating lease liability was 2.1%. Rental expense related to operating leases was $1.9 million and $6.8 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.4 million and $4.7 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $6.2 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively, and noncash additions to operating lease assets totaled $14.0 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Maturities of lease liabilities subsequent to September 30, 2021, are as follows:

(In thousands)

2021	$1,836
2022	5,956
2023	5,353
2024	5,245
2025	4,169
Thereafter	13,197

35,756
Less imputed interest (based on 2.1% weighted-average discount rate)	(1,857)
$33,899

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2021 and 2020 aggregated $0.09 million and $0.09 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information with respect to nonvested options for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	353,790	$12.96
Nonvested options granted	9,000	$11.35
Nonvested options vested or forfeited	(38,730)	$13.00
Nonvested options – end of period	324,060	$12.91

Share-based payment expense decreased income before income taxes by $0.71 million and $2.16 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.62 million and $1.81 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.48 million and $1.42 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.43 million and $1.29 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2021:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	713,210	$52.74
Options granted	9,000	62.18
Options forfeited	(39,220)	62.64
Options exercised	(48,370)	35.71

Outstanding at September 30, 2021	634,620	$53.56

Options exercisable	310,560	$44.53
Options available for future grants	610,935

As of September 30, 2021, the weighted average remaining contractual life of options outstanding is 2.67 years (1.96 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $13.5 million and $9.4 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $3.3 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2021 and September 30, 2020 were as follows:

(In thousands)	September 30, 2021	September 30, 2020

Cash proceeds from stock options exercised	$1,727	$796
Tax benefits	240	--
Intrinsic value of stock options exercised	1,562	788

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2021 and 2020 were $11.35 and $12.16 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. The assumptions used in the Black-Scholes pricing model for the periods ended September 30, 2021 and 2020 are set forth in the following table:

	September 30, 2021	September 30, 2020

Weighted average expected stock-price volatility	25%	25%
Weighted average expected option life	5 years	5 years
Weighted average risk-free interest rate	0.4%	1.4%
Weighted average dividend yield	1.6%	2.5%

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

The fair value of the grant had been determined based on the quoted stock price of IPSA shares as reported by the NYSE Euronext on the date of grant. In June 2020, the performance conditions were modified effecting 96 employees. As of September 30, 2021, the number of shares to be distributed, after forfeited shares, increased to 173,141 resulting from the modification and stock split. The increase in shares anticipated to be distributed were transferred from treasury shares at the IPSA level. The original cost of the grant was approximately $4.4 million, and the modification resulted in a revised cost of approximately $4.7 million.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Numerator:
Net income attributable to Inter Parfums, Inc.	$38,316	$16,538	$88,635	$23,480
Denominator:
Weighted average shares Effect of dilutive securities:	31,659	31,533	31,648	31,531
Stock options	148	86	145	120
Denominator for diluted earnings per share	31,807	31,619	31,793	31,651

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.21	$0.52	$2.80	$0.74
Diluted	1.20	0.52	2.79	0.74

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.17 and 0.23 million shares of common stock for both the three and nine months ended September 30, 2021, as compared to 0.52 and 0.47 million shares of common stock for the three and nine months ended September 30, 2020, respectively.

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales:
United States	$56,382	$31,126	$142,089	$72,970
Europe	206,087	129,741	527,004	283,288
Eliminations	227	(230)	(296)	(1,291)

	$262,696	$160,637	$668,797	$354,967

Net income attributable to Inter Parfums, Inc.:
United States	$8,391	$2,909	$18,368	$993
Europe	29,925	13,629	69,967	22,487

	$38,316	$16,538	$88,335	$23,480

	September 30,	December 31,
	2021	2020
Total Assets:
United States	$206,017	$141,316
Europe	957,686	758,812
Eliminations	(37,152)	(9,983)
	$1,126,551	$890,145

12.	Reconciliation of Cash and Cash Equivalents to the Statement of Cash Flows:

The following table summarizes cash and cash equivalents as of September 30, 2021:

September 30, 2021

Cash and cash equivalents per balance sheet	$174,848
Cash held in escrow included in other assets (see note 3)	14,242

Cash and cash equivalents per statement of cash flows	$189,090

13.	Reclassifications:

Certain prior year’s amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current period presentation.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2020, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 73% owned subsidiary in Paris, IPSA, which is also a publicly traded company as 27% of IPSA shares trade on the NYSE Euronext.

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 79% and 80% of net sales for the nine months ended September 30, 2021 and 2020, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Paul Smith, S.T. Dupont, Repetto, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 21% and 20% of net sales for the nine months ended September 30, 2021 and 2020, respectively. These fragrance products are sold or to be sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, bebe, Dunhill, Ferragamo, Graff, GUESS, Hollister, MCM and Oscar de la Renta brands.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Nine Months Ended September 30,
	2021	2020

Montblanc	20%	22%
Jimmy Choo	19%	16%
Coach	17%	18%
GUESS	10%	11%

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

Business significantly improved in the second half of 2020 and continued to improve in 2021, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions in 2021, to prevent further spread of the virus. In addition, international air travel has remained curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have continued into the fourth quarter of 2021, at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of the year, by ordering well in advance of need and in larger quantities. Going forward, we aim to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We currently expect supply chain bottlenecks to begin lifting early in the new year. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2021.

Recent Important Events

Salvatore Ferragamo

In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license is effective from October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions.

INTER PARFUMS, INC. AND SUBSIDIARIES

With respect to the management and coordination of activities related to the license agreement, the Company will operate through a wholly-owned Italian subsidiary based in Florence, and all products will be produced in Italy.

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license is effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2023.

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of IPSA, does not, in and of itself, constitute a permanent establishment and therefore IPSA should pay French taxes on all or part of the profits of that entity.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby IPSA agreed to pay €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. IPSA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to IPSA by December 31, 2025.

Building Acquisition - Future Headquarters in Paris

In April 2021, our majority owned Paris-based subsidiary, IPSA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The $145 million purchase price is in line with market value and includes the complete renovation of the site. As of September 30, 2021, $131.2 million of the purchase price, including approximately $2.9 million of acquisition costs, is included in building, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2021. Approximately $14.2 million of cash held in escrow is included in other assets on the accompanying balance sheet as of September 30, 2021. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $139 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 as Compared to the Three and Nine Months Ended September 30, 2020

Net Sales:

	Three months ended September 30,
(in millions)	2021	2020	2019	21 vs 19%

European based product sales	$206.1	$129.7	$143.6	43.5%
United States based product sales	56.6	30.9	47.6	18.9%
	$262.7	$160.6	$191.2	37.4%

Net Sales:

	Nine months ended September 30,
(in millions)	2021	2020	2019	21 vs 19%

European based product sales	$527.0	$283.3	$412.9	27.6%
United States based product sales	141.8	71.7	122.8	15.5%
	$668.8	$355.0	$535.7	24.8%

Net sales for the three months ended September 30, 2021, rose to 262.7 million, a 64% increase from the third quarter of 2020, and 37% ahead of third quarter 2019. At comparable foreign currency exchange rates, net sales increased 63% from the third quarter of 2020 and 32% compared to third quarter 2019. The average dollar/euro exchange rate for the current third quarter was 1.18 compared to 1.17 and 1.11 in the third quarter of 2020 and 2019, respectively. Net sales for the nine months ended September 31, 2021, increased to $668.8 million from $355.0 million in 2020 and $535.7 million in 2019.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our third quarter, historically our strongest, set a record with European based product sales and U.S. based product sales up 43.5% and 18.9%, respectively, as compared to the third quarter of 2019. Our largest brands outperformed our best expectations.  Montblanc, Jimmy Choo, Coach, GUESS and Lanvin sales were ahead of 2019’s third quarter by 26%, 40%, 98%, 27%, and 37%, respectively. The increases came from established fragrance pillars, brand extensions and the rollout of newer scents, including I Want Choo for Jimmy Choo and Bella Vita for GUESS. Also contributing to the top line growth were sales by two of our newer brands, namely Kate Spade and MCM, both of which debuted new fragrances this year. We are similarly gratified by the meaningful upturn in sales by most of our mid-sized brands, as compared to the third quarters of the preceding two years.

We achieved record sales in the third quarter despite the near absence of travel retail business and major supply chain disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have continued into the fourth quarter of 2021, at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of the year, by ordering well in advance of need and in larger quantities. Going forward, we aim to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We currently expect supply chain bottlenecks to begin lifting early in the new year. In addition, with the recent addition of Ferragamo fragrances and the forthcoming addition of Donna Karan and DKNY fragrances next summer, we look forward to accelerating our sales growth.

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2021	2020

North America	$273.4	$114.0
Western Europe	146.8	106.4
Asia	97.8	57.0
Eastern Europe	54.0	19.4
Middle East	46.8	30.4
Central and South America	43.8	23.4
Other	6.2	4.4
	$668.8	$355.0

Our business has been especially strong in regions where lockdowns have been lifted, stores have reopened and life has returned to near pre-pandemic standards, most notably Eastern Europe, North America, Central and South America and Asia, where our sales rose 179%, 140%, 87% and 72%, respectively. On the other hand, Western Europe and the Middle East, where sales increased 38% and 54%, respectively, have not fully recovered due to restrictions and closures earlier in the year as well as a reduction in tourist traffic in the regions.

Gross margin	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020

Net sales	$262.7	$160.6	$668.8	$355.0
Cost of sales	95.3	63.4	243.8	141.9

Gross margin	$167.4	$97.2	$425.0	$213.1
Gross margin as a percent of net sales	63.7%	60.5%	63.6%	60.0%

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross profit margin was 63.7% and 63.6% for the three and nine months ended September 30, 2021, respectively, as compared to 60.5% and 60.0% as for the three and nine months ended September 30, 2020, respectively. For European operations, gross profit margin was 66.6% and 66.3% for the three and nine months ended September 30, 2021, respectively, as compared to 62.4% and 62.3% for the corresponding periods of the prior year.

We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross profit margin while a weak U.S. dollar has a negative effect. For the three and nine months ended September 30, 2021, the weaker dollar, as compared to the corresponding periods of the prior year had small negative effect on gross margin. However, significantly reduced lower margin giftset sales in 2021 and new product launches with better margins drove the increase in gross margin in 2021.

For U.S. operations, gross profit margin was 53.1% and 53.2% for the three and nine months ended September 30, 2021, respectively, as compared to 52.5% and 51.2% for the corresponding periods of the prior year. Increased sales of higher margin product lines account for most of the increase in gross margin within our U.S operations. The increase in sales also allows us to better absorb certain fixed expenses, such as depreciation of tools and molds.

As mentioned above, major supply chain disruptions affecting the procurement of components, the ability to transport goods, and related cost increases have and are expected to continue to have a negative impact on sales and gross margin. While we have been addressing these issues and have implemented processes to mitigate the impact, prolonged disruption could have a material negative effect on our sales and gross margin.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $3.4 million and $7.1 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.6 million and $3.8 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020

Selling, general and administrative expenses	$99.8	$65.8	$262.4	$169.5
Selling, general and administrative expenses as a percent of net sales	38.0%	41.0%	39.2%	47.7%

Selling, general and administrative expenses increased 51.6% and 54.8% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods of the prior year. However, as a percentage of sales, selling, general and administrative expenses were 38.0% and 39.2% for the three and nine months ended September 30, 2021, respectively, as compared to 41.0% and 47.7% for the three and nine months ended September 30, 2020, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

For European operations net sales increased 58.8% and 86.0% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses for our European operations increased 49.1% and 56.9% for the same periods, respectively. In addition, selling, general and administrative expenses of our European operations represented 38.8% and 39.9% of net sales for the three and nine months ended September 30, 2021, respectively, as compared to 41.3% and 47.3% for the three and nine months ended September 30, 2020, respectively.

For U.S. operations net sales increased 83.2% and 97.8% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods of the prior year, while selling, general and administrative expenses of our U.S. operations increased 62.2% and 47.1% for the three and nine months ended September 30, 2021, as compared to the corresponding periods of the prior year, and represented 35.1% and 36.8% of net sales for the three and nine months ended September 30, 2021, respectively, as compared to 39.7% and 49.5% for the corresponding periods of the prior year.

Throughout the first three quarters of 2021, as sales continued to rebound more quickly than anticipated, we have not kept pace with our historic levels of investment in promotion and advertising. Accordingly, as a percentage of sales, promotion and advertising included in selling, general and administrative expenses aggregated 14.2%, 14.6% and 17.3% for the nine months ended September 30, 2021, 2020 and 2019, respectively. However, many of our 2021 promotional programs are set for the final quarter of 2021 to support our recent product launches and build brand awareness. Based on those promotional programs, we expect promotion and advertising expense included in selling general and administrative expense to aggregate approximately 21% of net sales for the full year ended December 31, 2021.

Royalty expense included in selling, general and administrative expenses aggregated $20.5 million and $52.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $11.7 million and $26.3 million for the corresponding periods of the prior year. Royalty expense represented 7.8% of net sales for both the three and nine months ended September 30, 2021, as compared to 7.3% and 7.4% of net sales for the corresponding periods of the prior year. As a result of the COVID-19 pandemic we reached agreements with many of our licensors to waive or significantly reduce minimum guaranteed royalties for 2020.

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, income from operations aggregated $67.6 million for the three months ended September 30, 2021, as compared to $31.4 million for the corresponding period of the prior year. Income from operations increased to $160.3 million for the nine months ended September 30, 2021, as compared to $43.6 million for the corresponding period of the prior year. For the nine months ended September 30, 2021, our operating margin was 24.0%, as compared to 12.3% for the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Other Income and Expense

Interest expense aggregated $1.7 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.1 million and $1.5 million for the corresponding periods of the prior year. Historically, interest expense was minimal and primarily related to the financing of brand acquisitions. In 2021, interest expense includes the debt incurred in connection with the acquisition of our new European corporate headquarters in France. We also use the credit lines available to us, as needed, to finance our working capital needs as well as our financing needs for acquisitions.

Foreign currency gains aggregated $0.6 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.1 million and a loss of $0.9 million for the corresponding periods of the prior year. We typically enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 50% of net sales of our European operations are denominated in U.S. dollars.

Interest income aggregated $0.2 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.4 million and $2.2 million for the corresponding periods of the prior year. Cash and cash equivalents and short-term investments are primarily invested in certificates of deposit with varying maturities.

Income Taxes

Our effective tax rate was 25.4% and 28.1% for the three and nine months ended September 30, 2021, as compared to 28.9% and 27.4% for the corresponding periods of the prior year.

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of IPSA, does not, in and of itself, constitute a permanent establishment and therefore IPSA should pay French taxes on all or part of the profits of that entity. In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby IPSA agreed to pay €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. IPSA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to IPSA by December 31, 2025.

Pursuant to an action plan released by the French Prime Minister, the French corporate income tax rate is to be cut from 33% to 25% over a three-year period ending 2023. Excluding the global settlement referred to above, our effective tax rate for European operations was 28% for both the nine months ended September 30, 2021, and 2020.

Our effective tax rate for U.S. operations was 17% for the nine months ended September 30, 2021, as compared to a nominal benefit for the corresponding period of the prior year. Our effective tax rate in 2021 differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes.

INTER PARFUMS, INC. AND SUBSIDIARIES

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income and Earnings per Share

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income European operations	$41,455	$18,943	$96,822	$31,175
Net income U.S. operations	8,372	2,909	18,667	993

Net income	49,827	21,852	115,489	32,168

Less: Net income attributable to the noncontrolling interest	11,511	5,314	26,854	8,688

Net income attributable to Inter Parfums, Inc.	$38,316	$16,538	$88,635	$23,480

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.21	$0.52	$2.80	$0.74
Diluted	$1.20	$0.52	$2.79	$0.74

Weighted average number of shares outstanding:
Basic	31,659	31,533	31,648	31,531
Diluted	31,807	31,619	31,735	31,651

Net income increased to $49.8 million and $115.5 million for the three and nine months ended September 30, 2021, as compared to $21.9 million and $32.2 million for the corresponding periods of the prior year. The reasons for significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses, most of which was caused by the negative effects of the COVID-19 pandemic in 2020 and the recovery experienced in 2021.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, IPSA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. The noncontrolling interest is also affected by the profitability of Interparfums SA’s 51% owned subsidiary in Spain. Net income attributable to the noncontrolling interest aggregated 28% of European operations net income for all periods presented.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass hefty cash balances and nominal long-term debt. As of September 30, 2021, we had $324 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments held by our European operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

As of September 30, 2021, we had a working capital ratio of 3.3 to 1. Approximately 85% of the Company’s total assets are held by European operations, and approximately $176 million of trademarks, licenses and other intangible assets are also held by European operations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. As we recently reported, in September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Opportunities for external growth are regularly examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $101.3 million for the nine months ended September 30, 2021, as compared to cash used in operating activities of $20.2 million for the corresponding period of the prior year. For the nine months ended September 30, 2021, working capital items used $36.8 million in cash from operating activities, as compared to $66.7 million in the 2020 period. Although accounts receivable is up 64% from year end, the balance is reasonable based on third quarter 2021 record sales levels and reflects strong collection activity as day’s sales outstanding is down to 70 days, as compared to 78 and 84 days for the corresponding period in 2020 and 2019, respectively. Inventory levels as of September 30, 2021, are down 2% from year end and down 13% from September 30, 2020. Although inventories include product needed to support new product launches, the overall balance is lower than historic levels due primarily to the aforementioned supply chain disruptions.

Cash flows used in investing activities in 2021 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $46 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

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

The $145 million purchase price is in line with market value and includes the complete renovation of the site. As of September 30, 2021, $131.2 million of the purchase price, including approximately $2.9 million of acquisition costs is included in building, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2021. Approximately $14.2 million of cash held in escrow is included in other assets on the accompanying balance sheet as of September 30, 2021. In addition, the Company borrowed an additional $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

 INTER PARFUMS, INC. AND SUBSIDIARIES

The acquisition was financed by a 10-year €120 million (approximately $139 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million term loan, which was repaid in full in February 2021.

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, in the first quarter of 2021, we took a $2.4 million impairment charge on our Rochas fashion trademark. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025, at its then fair market value.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2021, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2021 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $29 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding pursuant to these facilities as of both September 30, 2021 and September 30, 2020.

In October 2019, the Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. The next quarterly cash dividend of $0.25 per share is payable on December 31, 2021, to shareholders of record on December 15, 2021.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2021.

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

Foreign Exchange Risk Management

We periodically enter into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and to manage risks related to future sales expected to be denominated in a currency other than our functional currency. We enter into these exchange contracts for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the receivables and cash flows of IPSA, whose functional currency is the euro. All foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions, which are rated as strong investment grade.

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

At September 30, 2021, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $60.5 million and GB £6.3 million and JPY ¥50 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2021.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer