Form 10-K
period 2021-12-31
INTER PARFUMS INC
filed 2022-03-01
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,274,342,976 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date February 25, 2022: 31,842,225.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: The effects of COVID-19 and related governmental mandates; our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing licenses and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; uncertainties and deterioration in global credit markets could negatively impact suppliers, customers and consumers; outbreak of disease, epidemic or pandemic, or similar public health threat, such as the coronavirus; inability to protect our intellectual property rights; our business could be negatively impacted by social impact and sustainability matters; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; our dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; changing political conditions could adversely impact our business and financial results; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, and misappropriating or otherwise violating the intellectual property rights of other parties.

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

ii

PART I

Item 1. Business

General Business Development

Founded in 1982, we operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrance, and fragrance related products. Our worldwide headquarters and the office of our wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC and Inter Parfums USA, LLC, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. We also have a newly formed, wholly-owned Italian subsidiary, Interparfums Italia srl.

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority-owned subsidiary, Interparfums SA, maintain executive offices at 4 Rond Point des Champs Elysees, 75008 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the sole owner of two (2) distribution subsidiaries: Inter Parfums srl for Italy and Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States. Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances. In addition, Interparfums SA is also the sole owner of Interparfums (Suisse) SARL, a company formed to hold and manage certain brand names, and Interparfums Asia Pacific Pte., Ltd., an Asian sales and marketing office.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the reports that we file from time to time with the SEC.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 75% of net sales for 2021. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

United States Operations

Prestige brand fragrance products are also produced and marketed through our United States operations, and represented approximately 25% of net sales for the year ended December 31, 2021. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, Dunhill, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro.

Recent Developments

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

With respect to the management and coordination of activities related to the license agreement, the Company will operate through a wholly-owned Italian subsidiary Interparfums Italia srl, which was acquired from Salvatore Ferragamo on October 1, 2021.

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement a with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia srl, for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

French Tax Settlement

The French authorities had claimed that the existence of Inter Parfums (Suisse) Sarl, a wholly-owned subsidiary of Interparfums SA, our majority owned Paris-based subsidiary, does not, in and of itself, constitute a permanent establishment, and therefore Interparfums SA should pay French taxes on all or part of the profits of that entity.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby Interparfums SA paid in December 2021, €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by Inter Parfums (Suisse) Sarl for the periods from 2017 through 2020. Interparfums SA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from Inter Parfums (Suisse) Sarl to Interparfums SA by December 31, 2025.

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The $142 million purchase price includes the complete renovation of the site. As of December 31, 2021, $136.1 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2021. Approximately $8.8 million of cash held in escrow is included in other assets on the accompanying consolidated balance sheet as of December 31, 2021. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $139 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2%.

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

S.T. Dupont

In January 2021, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2022, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997 and had previously been extended through December 31, 2021.

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

Moncler

In June 2020, the Company entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development and distribution of fragrances under the Moncler brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. Moncler was founded at Monestier-de-Clermont, Grenoble, France, in 1952 and is currently headquartered in Italy. Over the years, the brand has combined style with constant technological research assisted by experts in activities linked to the world of the mountain. The Moncler outerwear collections marry the extreme demands of nature with those of city life. Following a successful prelaunch in late 2021, our first fragrance launch for the Moncler brand is rolling out in the first quarter of 2022.

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

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2021	2020	2019
Montblanc	19%	21%	22%
Jimmy Choo	18%	16%	16%
Coach	16%	17%	14%
GUESS	12%	11%	10%

Our licenses expire on the following dates:

Brand Name	Expiration Date
Abercrombie & Fitch	Extends until either party terminates on 3 years’ notice
Anna Sui	December 31, 2026, plus one 5-year optional term
bebe Stores	June 30, 2023
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
Donna Karan	December 31, 2032*, plus a 5-year optional term if certain sales targets are met
Dunhill	September 30, 2023
Emanuel Ungaro	December 31, 2031, plus a 5-year optional term if certain sales targets are met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	Extends until either party terminates on 3 years’ notice
Kate Spade	June 30, 2030
Jimmy Choo	December 31, 2031
Karl Lagerfeld	October 31, 2032
MCM	December 31, 2030, plus 4 option years
Moncler	December 31, 2026, plus a 5-year optional term if certain conditions are met
Montblanc	December 31, 2025
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Repetto	December 31, 2024
Salvatore Ferragamo	December 31, 2031, plus a 5-year optional term if certain sales targets are met
S.T. Dupont	December 31, 2022
Van Cleef & Arpels	December 31, 2024

* License effective date is July 1, 2022.

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $79 million) in accordance with an amendment signed in 2021. In connection with such amendment, we also granted a license to the seller to develop and sell cosmetics other than fragrances.

Fragrance Portfolio

Abercrombie& Fitch — In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. We distribute these fragrances in specialty stores, department stores and duty free shops, and in the U.S., in select Abercrombie & Fitch retail stores. Our initial men’s scent, First Instinct was launched in 2016 followed by a women’s version in 2017. Since that time, we unveiled several new fragrances most notably the Authentic and Away duos as well as brand extensions.

Abercrombie & Fitch Co. is a leading, global, omnichannel specialty retailer of apparel and accessories for men, women and kids. The iconic Abercrombie & Fitch brand was born in 1892 and aims to make every day feel as exceptional as the start of a long weekend.

Anna Sui—In 2011, we entered into an exclusive worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Anna Sui brand. Anna Sui is one of New York’s most accomplished fashion designers known for creating contemporary clothing inspired by vintage style that capture the brand’s very sweet feminine girly aspect, combined with touch hipness and rock-and-roll. Today, Anna Sui has over 50 boutiques and her collection and products are sold in 300 stores in over 30 countries, but her brand is by far most popular and well received throughout Asia. Over the past decade, we have worked in partnership Anna Sui and her creative team to build upon the brand’s customer appeal and develop and market a family of fragrances including Fantasia, Sui Dreams and the newest scent, Sky, which was ranked as the second best perfume launch of 2021 by WWD Japan.

Boucheron— In 2010, we entered into an exclusive 15-year worldwide license agreement for the creation, development and distribution of fragrances under the Boucheron brand. For over a century, since becoming the first jeweler to open a boutique on Place Vendôme in 1893, Boucheron has embodied very high-end creation, luxury and French know-how. The mysterious and seductive collection of Boucheron fragrances unquestionably continues this prestigious.

Boucheron legacy scents, Femme and Homme, and the legendary Jaipur perfume form the foundation of brand sales. Our team has enriched the portfolio with Quatre for men and women, along with several special editions, a growing collection of unique scents aptly named, La Collection, and Serpent Boheme. We have a new Boucheron men’s fragrance in the works for 2022, as well as still another addition to our Boucheron Collection. Currently Boucheron operates through over 66 boutiques worldwide as well as an e-commerce site.

Coach— In 2015, we entered into an exclusive 11-year worldwide license to create, produce and distribute new men’s and women’s fragrances and fragrance related products under the Coach brand name. We distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores.

Founded in 1941, Coach is the ultimate American leather goods brand and has always been renowned for its quality craftsmanship. Now the luxury brand that best embodies New York’s casual elegance, Coach also offers collections of ready-to-wear, lifestyle accessories and fragrances. Its contemporary approach to luxury combines authenticity and innovation, exported worldwide thanks to its thoroughly American non-conformist vision.

In 2016, we launched our first Coach fragrance, a women’s signature scent, and in 2017, a men’s scent, both of which became and remain top selling prestige fragrances. Subsequent flankers and extensions have enlarged the Coach fragrance enterprise as have entirely new collections, including Coach Dreams which debuted in early 2020, and its sister scent, Dreams Sunset, debuting in 2021. For 2022, we have a new pillar for men unveiling, and new edition to the Coach women’s line. Coach is part of the Tapestry house of brands.

Donna Karan— In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands, which takes effect on July 1, 2022. The Donna Karan and DKNY brands, which draw from the energy and attitude of New York City, are powerhouses in fashion and fragrance. These global lifestyle brands will make excellent additions to our portfolio. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. Upon joining our portfolio, these brands will rank among our largest. We are planning to launch new fragrances under these brands in 2023. Donna Karan and DKNY are part of the G-III house of brands.

Dunhill—Since 2012, we have been the exclusive fragrance licensee whereby we create, produce and distribute fragrances and fragrance related products under the Dunhill brand.

Founded by Alfred Dunhill in 1893 in London, the brand evolved from a leather harness business to creating accessories for the first motorists. For over 100 years the brand has been recognized as the destination for leather and men’s luxury goods. Dunhill today continues to create exquisitely designed luxury products - fashion and ingenious accessories for the modern man. The exquisite products are made with the highest level of craftsmanship for the most discerning clients.

The Dunhill fragrance family encompasses a wide array of men’s scents and related brand extensions including Century, Icon and Driven. A new fragrance dynasty was born with the Dunhill Signature Collection which since its debut in 2019 has added several new members. Dunhill is currently owned by Richemont Holdings Limited.

Emanuel Ungaro— In October 2021, we also entered into a 10-year exclusive global licensing agreement with Emanuel Ungaro for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Founded in 1965 in Paris, the house Emanuel Ungaro is an icon of French refinement and haute couture. Its unique style is expressed through unquestioning sensuality, purity of silhouette, flamboyant prints, and exquisite attention to details. Season after season, Emanuel Ungaro dared to be different, combining unexpected yet sensual clashes of bright colors and prints with beautiful draping. Today Ungaro fragrances uphold the same values of audacity and elegance, and the brand is best known and most prized internationally, and such presence will remain our sales focus as we continue to produce and distribute the brand’s legacy scents, notably Diva. Beginning in 2023, we plan to unveil a new fragrance incorporating disruptive design, driven by creativity, sustainability and authenticity.

Graff— In 2018, we entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. The 8-year agreement has three 3-year automatic renewal options, potentially extending the license until December 31, 2035.

Since Laurence Graff OBE founded the company in 1960, Graff has been dedicated to sourcing and crafting diamonds and gemstones of untold beauty and rarity and transforming them into spectacular pieces of jewelry that move the heart and stir the soul. Throughout its rich history, Graff has become the world leader for diamonds of rarity, magnitude and distinction. Each jewelry creation is designed and manufactured in Graff’s London atelier, where master craftsmen employ techniques to emphasize the beauty of each individual stone. The company remains a family business, overseen by Francois Graff, Chief Executive Officer.

For Graff, a six-scent collection for women, Lesedi La Rona, debuted exclusively at Harrods beginning in March 2020, which we further extended through 2020 as a result of the mandatory store closings throughout that year. In 2021, a select market rollout began in the Middle East, with limited luxury distribution to only the most exclusive, upmarket retail outlets. In 2021, we added two new scents for the Lesedi La Rona collection.

GUESS— In 2018, we entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand.

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

We began selling GUESS legacy scents in 2018. In 2019 the GUESS brand quickly became the largest within our U.S. operations, with legacy fragrances dominating the sales mix. In 2019, we began shipments of 1981 Los Angeles and Seductive Noir, both flankers of established scents, which accelerated brand growth.

Nearly three years in the making, our first new blockbuster scent, Bella Vita, debuted for the GUESS brand both domestically and internationally in 2021. In addition, Effect, a new men’s grooming line and fragrance collection was launched in 2021. Uomo, a new men’s fragrance for GUESS, comes to market in 2022.

Hollister— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. We distribute these fragrances in specialty stores, department stores and duty free shops, as well as select Hollister retail stores in the U.S. In 2016 we launched our first men’s and women’s fragrance duo, Wave which led to flankers and extensions as did subsequent fragrance families Festival and Canyon Escape.

The quintessential apparel brand of the global teen consumer, Hollister Co. celebrates the liberating spirit of the endless summer inside everyone. Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you.

Jimmy Choo— In 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances and fragrance related products under the Jimmy Choo brand, and in 2017, we extended the license agreement which now runs through December 31, 2031.

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

Our initial Jimmy Choo fragrance was launched in 2011, a signature scent for women. In the decade that followed, Jimmy Choo has grown to become our second largest brand with new pillars and flankers debuting regularly, both for men and women. Our newest women’s fragrance, I Want Choo, was launched in 2021 and for 2022, we have a new Jimmy Choo Man flanker as well as one for I Want Choo.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. Karl Lagerfeld created the first fragrance that bears his name in 1978, and that legacy has expanded to include several growing multi-scent collection, Les Parfums Matières and most recently, Karl Cities, a new collection featuring entries for New York, Paris, Hamburg and Tokyo. was unveiled.

Kate Spade— In 2019, we entered into an exclusive, 11-year worldwide license agreement with Kate Spade to create, produce and distribute new perfumes and fragrance related products under the Kate Spade brand which we distribute globally to department and specialty stores and duty free shops, as well as in Kate Spade retail stores. Our first original scent, Kate Spade New York, debuted in January 2021 and for 2022, we are adding a flanker to our line.

Since its launch in 1993 with a collection of six essential handbags, Kate Spade has always stood for optimistic femininity. Today, the brand is a global life and style house with handbags, ready-to-wear, jewelry, footwear, gifts, home décor and more. Polished ease, thoughtful details and a modern, sophisticated use of color—Kate Spade’s founding principles define a unique style synonymous with joy. Under the vision of its creative director, the brand continues to celebrate confident women with a youthful spirit. Kate Spade is part of the Tapestry house of brands.

Lanvin— In 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including Éclat d’Arpège, Lanvin L’Homme, Jeanne Lanvin, Modern Princess and A Girl in Capri. The Éclat d’Arpège line accounts for almost 50% of brand sales. Les Fleurs de Lanvin, a new floral fragrance collection, was released during the second half 2021. For 2022, we have a new extension unveiling for our Éclat d’Arpège line.

MCM— In 2019, we entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances under the MCM brand. The agreement has a 4-year automatic renewal option, potentially extending the license until December 31, 2034.

MCM is a luxury lifestyle goods and fashion house founded in 1976 with an attitude defined by the cultural Zeitgeist and its German heritage with a focus on functional innovation, including the use of cutting-edge techniques. Today, through its association with music, art, travel and technology, MCM embodies the bold, rebellious and aspirational. Always with an eye on the disruptive, the driving force behind MCM centers on revolutionizing classic design with futuristic materials. MCM’s millennial and Gen Z audience is genderless, ageless, empowered and unconstrained by rules and boundaries.

Following through on our plan to develop extraordinary fragrances that capture the creative spirit of MCM, our first new fragrance, MCM, was released during the first quarter of 2021 to great, and somewhat unexpected success. A flanker is in the pipeline for 2022 along with a limited edition called Graffiti. Our distribution strategy encompasses MCM stores, high-end department stores and prestige beauty retailers, with a geographic focus on Asia, the Americas and Europe.

Moncler— In June 2020, we entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development and distribution of fragrances under the Moncler brand. Moncler was founded at Monestier-de-Clermont, Grenoble, France, in 1952 and is currently headquartered in Italy. Over the years, the brand has combined style with constant technological research assisted by experts in activities linked to the world of the mountain. The Moncler outerwear collections marry the extreme demands of nature with those of city life.

Our first fragrance for the Moncler brand has a revolutionary LED design, and the flask-shaped bottles of Moncler Pour Femme and Moncler Pour Homme forge a powerful bond with the House Moncler’s alpine roots and pioneering spirit. This playful and unique innovation enables its owner to write a personalized note that scrolls in red letters on the screen of the mirror bottle. Our first fragrance was pre-launched in 250 select outlets in the second half of 2021, and was met with an excellent response. A full rollout to approximately 3,000 doors began in early 2022.

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

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line and has given rise to a plethora of flankers including Legend Night and Legend Spirit. In 2014, we launched our second men’s line, Emblem and like its predecessor, Emblem gave rise to brand extensions. In 2019, we unveiled Montblanc Explorer, which has added flankers, most recently Montblanc Explorer Ultra Blue. The Legend continues, as in 2022, we will be introducing a new flanker, Montblanc Legend Red.

Oscar de la Renta— In 2013, we entered into an exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2019, the agreement was extended through December 31, 2031, with an additional five-year option potentially extending the agreement through December 31, 2036. After taking over distribution of the brand’s legacy fragrances in 2014, we introduced Extraordinary the following year. Oscar de la Renta Bella Blanca debuted in 2018, followed by Bella Rosa and Bella Essence and soon to join them, Bella Bouquet. Debuting in 2021 was an entirely new fragrance pillar, Alibi which will welcome a sister scent in 2022.

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

Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch in 2017 in its traditional markets of France and Spain. Over the next few years, we debuted flankers for legacy scents Eau de Rochas and Mademoiselle Rochas, plus others and in 2018 we launched our first new men’s line, Rochas Moustache. Byzance debuted in early 2020 and Rochas Girl in 2021, and the first flanker for both will come to market in 2022 as well as one for L’Homme Rochas.

Salvatore Ferragamo— In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide 10-year license was granted for the production and distribution of Ferragamo brand perfumes, with a 5-year optional term if certain conditions are met. Salvatore Ferragamo S.p.A. is the parent company of the Salvatore Ferragamo Group, one of the world’s leaders in the luxury industry and whose origins date back to 1927.  Named after its founder, the brand still represents and lives by the original values of Salvatore Ferragamo.The uniqueness and exclusivity of its creations, along with the perfect blend of style, creativity and innovation enriched by the quality and superior craftsmanship of the ‘Made in Italy’ tradition, have always been the hallmarks of the Salvatore Ferragamo’s products notably shoes, leather goods, apparel, silk products and other accessories for men and women.

The current fragrance lineup includes Storie di Seta, a new collection of four refined, luminous olfactory works of art. Each fragrance is made with rare, sustainable raw materials, and can be worn alone or in combination, creating a personalized multifaceted scent. The genderless collection is comprised of four fragrances in four colors. Four exclusive motifs drawn from the House’s textile heritage adorn each flacon. Established scents in the Ferragamo portfolio include Ferragamo, a collection of fragrances for men, Signoria, a collection of fragrances for women, the Tuscan Creations series, the Amo series and the Uomo series.

S.T. Dupont— In 1997, we signed an exclusive worldwide license agreement with S.T. Dupont for the creation, manufacture and distribution of S.T. Dupont fragrances. The license agreement had been renewed several times and is now renewed annually, without any material changes in terms and conditions. S.T. Dupont is a French luxury goods house founded in 1872, which is known for its fine writing instruments, lighters and leather goods. S.T. Dupont fragrances include S.T. Dupont pour Femme, S.T. Dupont pour Homme, Pure and S.T. Dupont Collection.

Van Cleef & Arpels— In 2018, we renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually, including Oud Blanc, in 2020 and Réve de Matiere in 2021. Patchouli Blanc is the new additions to the Collection Extraordinaire, scheduled for 2022. Founded in 1896, Van Cleef & Arpels is a French luxury jewelry company owned by Richemont Holdings Limited.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business, and we intend to add new prestige beauty brands to our portfolio. Over the past 30 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2020, we signed a new license for the Moncler brand. We also acquired a minority interest in Divabox, which owns the Origines-parfums online platform. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This acquisition enhances the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development. During 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. In 2021, we also entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. This exclusive license becomes effective on July 1, 2022. As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $320 million, which we believe should assist us in entering new brand licenses or out-right acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs and further strengthen customer loyalty.

Continue to build global distribution footprint. Our business is a global business, and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, in addition to our arrangements with third party distributors globally, we are operating distribution subsidiaries or divisions in the major markets of the United States, France and Spain for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

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

Suppliers who assist us with product development include, but are not limited to:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) which create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Fillers (Voyant, CPFPI, Omega Packaging, Societe de Diffusion de Produits de Parfumerie, TSM Brands)

●

Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières, Heinz), caps (Qualipac, ALBEA, RPC, Codiplas, LF Beauty, Texen Group, S.A.R.L. J3P SBG Packaging Group), Pumps (Silgan Dispensing Systems Thomaston Corp, Rexam) or boxes (Autajon, MMPP, Nortier, Draeger)

●

Production specialists who carry out packaging (CCI, Edipar, Jacomo, Societe de Diffusion de Produits de Parfumerie, MF Productions, Biopack) or logistics (Bansard and Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European operations are primarily settled in euro and for our United States operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European operations components for our prestige fragrances are purchased from many suppliers around the world and are primarily manufactured in France.

For United States operations, components for our prestige fragrances are sourced from many suppliers around the world and are primarily manufactured in the United States. Additionally, we occasionally utilize third party manufacturers in France, China and Turkey.

Environmental and Social Governance

Both our U.S. operations and our European operations are good corporate citizens and take our responsibilities seriously. We comply with all applicable laws, rules and regulations in general, and in particular with regard to chemicals and hazardous materials. From procurement of components to distribution of finished products, we act as a good corporate citizen and monitor and comply with all legal requirements.

Interparfums SA, our European operations with their headquarters in Paris, has improved its rating in 2021 as the result of improvements in the 2021 Gaïa Index over the past three years:

Year	2018	2019	2020
ESG Rating	67	71	74

This index assesses the Environmental and Social Governance (“ESG”) performance of the top small and medium enterprises for French companies with revenue between €150-500 million.

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

In addition, Interparfums SA has been equipped with a high environmental quality warehouse since 2011. Its supply chain and operations department is integrating a more “optimized eco-design” dimension into its product development process. This process will increase the use of more environmentally friendly materials, reduce weight and size of glass, cardboard and plastics, and replace certain materials with recycled or bio-sourced materials. Interparfums SA intends to build a comprehensive approach based upon the framework provided by the widely used UN Sustainable Development Goals. With these goals in mind, Interparfums SA has established a Corporate Social Responsibility (“CSR”) Executive Committee, which is currently working on a strategy in this area that will include 3 or 4 major issues and company related goals.

In the U.S. we are also a good corporate citizen. Like our French subsidiary, we are not a true manufacturer, but we regularly monitor our subcontractors, suppliers and fillers for their compliance. In addition, our subcontractors and fillers are subject to inspection and audit from our various licensors for compliance with all aspects of law. One of our largest pump manufacturers is the recipient of a 2021 Gold Medal from EcoVadis for Sustainability and a 2020 Bronze Medal from EcoVadis for its corporate social responsibility rating, and a large glass bottle manufacturer was awarded gold metals from EcoVadis for its corporate social responsibility rating two years in a row. In addition in 2021, a large glass bottle manufacturer received an “A” rating for leadership in corporate sustainability by a global environmental non-profit group, ranking ‘A’ for tackling water security and ‘A-’ for leading effort against climate change.

In our U.S. operations, we do not use any banned ingredients or components and use sustainable ingredients where practicable. Some componentry (glass/folding cartons) is also recyclable where practicable. For example, our Abercrombie & Fitch Away fragrance uses glass and folding cartons that are 100% recyclable, and the carton liner is 100% recyclable and biodegradable. We are also licensed to use the “Green Dot” logo on our packaging, and that licensing fee goes towards packaging recycling efforts of consumer goods. Lastly, our product development team works with our fragrance houses – all very sustainable in their own right – to incorporate sustainably sourced ingredients in the fragrance oils used.

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

Over 50% of our European based prestige fragrance net sales are denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

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

Inventory

We purchase raw materials and component parts from suppliers based on internal estimates of anticipated need for finished goods, which enables us to meet production requirements for finished goods. We generally ship product to customers within 72 hours of the receipt of their orders. Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers or directly to one of those third party fillers, which manufacture the finished products for us and then deliver them to one of our distribution centers.

Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European operations maintain product liability coverage in an amount of €20 million (approximately $22.7 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

Government Regulation

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act. A fragrance must comply with the labeling requirements of this FDC Act as well as the Fair Packaging and Labeling Act and its regulations. In addition, various jurisdictions prohibit the use of certain ingredients in fragrances and cosmetics.

Our fragrance products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union, such as Regulation number 1223/2009 on cosmetic products, and products sold in the United Kingdom are also subject to United Kingdom cosmetic regulation, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

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

Under various license and other agreements, we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Anna Sui
●	bebe
●	Boucheron
●	Coach
●	Dunhill
●	Emanuel Ungaro
●	French Connection
●	Graff

●	GUESS
●	Hollister
●	Jimmy Choo
●	Kate Spade
●	Lily Aldridge
●	Karl Lagerfeld
●	MCM
●	Moncler
●	Montblanc
●	Oscar de la Renta
●	Salvatore Ferragamo
●	S.T. Dupont
●	Van Cleef & Arpels

In addition, we are the registered owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin
●	Intimate
●	Aziza

Human Capital

As of January 1, 2022, we had 467 full-time employees worldwide. Of these, 298 are full-time employees of our European operations, with 120 employees engaged in sales activities and 178 in administrative, production and marketing activities. Our United States operations have 169 employees, and of these, 22 were engaged in sales activities and 149 in administrative, production and marketing activities. Other than for the employees of our new wholly-owned subsidiary, Interparfums Italia srl, we do not have collective bargaining agreements relating to any of our employees, and we believe the collective bargaining agreement for our employees of Interparfums Italia Srl will not have a material adverse effect on our operations. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment and, believe that our relationship with our employees is good.

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

If we are unable to acquire or license additional brands or obtain the required financing for these agreements and arrangements, then the growth of our business could be impaired.

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

Although in 2021 we have weathered the COVID-19 pandemic and its effects to date, if the pandemic continues or worsens, it may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, have had and we expect will continue to have, certain negative impacts on our business including, but not limited to, the following:

●

In 2020, we experienced an overall decrease in sales of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products were negatively affected by shelter-in-place regulations and closings of retailers around the world. We believe the most significant impact occurred in the second quarter of 2020, as we generated sales increases in the third and fourth quarter as compared to the second quarter of 2020, and had a record year for sales in 2021. However, to date we have experienced issues in our supply chain caused by the COVID-19 pandemic and government imposed mandates. Also, estimates of future sales, even in the short term may be difficult to determine due to the uncertainty created by the COVID-19 variants. In several major markets, such as the United States, the European Union and the United Kingdom, we have seen spikes in infections and increases in hospitalizations, which resulted in governments reimposing certain restrictions on the public. If the COVID-19 pandemic further intensifies, its negative impacts on our sales could be more prolonged and may become more severe.

●

Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a decrease in demand for our products.

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

●

Considerable uncertainty remains regarding this pandemic, including measures being taken by various authorities and others in response to the pandemic. As we continue to monitor COVID-19 developments, including the impacts on our consumers, customers and suppliers, we have taken and will continue to take further measures. Some of the actions we take could adversely impact our business, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of COVID-19.

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

An outbreak of disease, epidemic or pandemic, or similar public threat on the scope of COVID-19, or fear of such an event, that negatively impacts consumer spending on our products could have a material adverse impact on the Company’s business, financial condition and operating results. Like most companies doing business around the globe, ours is being impacted by the coronavirus. There are many unknowns as to the duration and severity of the situation which we are closely monitoring. As a result of the trends starting in 2020 and continuing through today that we have seen, there has been solely a modest increase in air travel and consumer traffic in key shopping and tourist areas from the 2020 pandemic caused lockdowns. The extent and potential short and long-term impact of the coronavirus on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ willingness to travel and purchase our products, and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted.

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

Terrorist attacks such as those that have occurred in Paris, France where we have our European headquarters, amongst other locations, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East, Ukraine and Africa or natural disasters, may adversely affect prevailing economic conditions. These events could result in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

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

A substantial portion of our European operations’ net sales (over 50%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments for all major currencies with which we operate. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, the European Union or other countries might also have a material adverse effect on our operating results.

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

Our fragrance products that are manufactured or sold in Europe are subject to certain regulatory requirements of the European Union and the United Kingdom, such as the EU Regulation number 1223/2009 on cosmetic products and United Kingdom cosmetic regulations, but as of the date of this report, we have not experienced any material difficulties in complying with such requirements.

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

Our business could be negatively impacted by social impact and sustainability matters.

There has been continues to be an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning social impact and environmental matters. From time to time, we may announce certain initiatives, including goals and commitments, regarding environmental matters, packaging, responsible sourcing and corporate social responsibility. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in distribution channels, new licenses or other acquisitions. Moreover, the standards by which corporate social responsibility are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any of such matters could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

We maintain our corporate headquarters and United States operations in approximately 32,000 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expires on October 31, 2025. In addition, we maintain office space in Hong Kong with a lease that expires in June 2023. In August 2019 we opened a small distribution center in Shanghai, China that expires in July 2022, and in October 2021 we leased office space in Florence, Italy with a 6 year term with an option for an additional 6 years for Interparfums Italia srl.

European Operations

Our European operations maintain their corporate headquarters on the Champs Elysees in Paris France, with leases for various units that expire from March 2022 to September 2026. We are presently seeking to sublease these offices, due to the planned relocation to the new Paris headquarters in March 2022 as discussed below. Our European operations also maintains a studio and operations departments at a second location in Paris with a lease that now expires on March 31, 2022. United States distribution operations for European operations maintain their headquarters in New York City, with a lease that expires in May 2029. A small office is located Singapore for Asia-Pacific distribution by European operations.

In April 2021, Interparfums SA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft. Interparfums SA intends to relocate its operations to its new headquarters by the end of March 2022.

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

Fiscal 2021	High Closing Price	Low Closing Price
Fourth Quarter	106.90	75.89
Third Quarter	79.42	67.55
Second Quarter	77.95	69.96
First Quarter	76.75	59.17

Fiscal 2020	High Closing Price	Low Closing Price
Fourth Quarter	61.08	36.63
Third Quarter	49.40	36.46
Second Quarter	51.68	37.63
First Quarter	75.00	34.20

As of February 8, 2022, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 32. We believe there are approximately 15,700 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: CCA Industries, Inc., Colgate-Palmolive Co., Estée Lauder Companies, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Procter & Gamble Co., Revlon, Inc., Stephan Co., Summer Infant, Inc. and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Inter Parfums, Inc., the NASDAQ Composite Index,

and a Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/16	12/17	12/18	12/19	12/20	12/21

Inter Parfums, Inc.	100.00	135.07	207.10	233.46	195.51	349.98
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Peer Group	100.00	117.42	116.63	160.22	186.70	225.46

Dividends

In October 2019, our Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share on an annual basis. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the annual cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. In February 2022, our Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share. The next quarterly cash dividend of $0.50 per share is payable on March 31, 2022, to shareholders of record on March 15, 2022.

Sales of Unregistered Securities

In December 2021, our non-employee directors exercised stock options to purchase an aggregate of 2,500 shares of restricted common stock. These transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his or her common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

Item 6. [RESERVED]

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 75%, 78% and 76% of net sales for 2021, 2020 and 2019, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 25%, 22% and 24% of net sales in 2021, 2020 and 2019, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Dunhill, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach and GUESS brand names.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2021	2020	2019
Montblanc	19%	21%	22%
Jimmy Choo	18%	16%	16%
Coach	16%	17%	14%
GUESS	12%	11%	10%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France and the United States.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling, as well as by phasing out underperforming products, so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate initially issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. In all jurisdictions in which we operate, we have been following guidance from authorities and health officials.

The effects of the COVID-19 pandemic on the beauty industry began in early March 2020. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill and caused a significant unfavorable impact on our results of operations in 2020.

Business significantly improved in the second half of 2020 and continued to improve throughout 2021, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, as the luxury fragrance industry has shown continued resilience, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel has remained curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel in the near-term, we continue to believe that global travel retail will once again be a growth opportunity for the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Going forward, we aim to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until later in 2022. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2022.

Recent Important Events

Salvatore Ferragamo

In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions.

With respect to the management and coordination of activities related to the license agreement, the Company operates through a wholly-owned Italian subsidiary based in Florence, that was acquired from Salvatore Ferragamo on October 1, 2021. The acquisition together with the license agreement was accounted for as an asset acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 1, 2021. All amounts have been translated to U.S. dollars at the October 1, 2021 exchange rate.

(In thousands)

Inventories	$17,805
Trademarks and licenses	15,880
Other assets	3,033

Assets acquired	36,718

Liabilities assumed	(958)
$35,760

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement a with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums SA should pay French taxes on all or part of the profits of that entity.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby Interparfums SA paid in December 2021, €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. Interparfums SA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to Interparfums SA by December 31, 2025.

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The $142 million purchase price includes the complete renovation of the site. As of December 31, 2021, $136.1 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2021. Approximately $8.8 million of cash held in escrow is included in other assets on the accompanying balance sheet as of December 31, 2021. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $136 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

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

S.T. Dupont

In January 2021, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2022, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997 and had previously been extended through December 31, 2021.

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

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.47%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2021 indefinite-lived intangible assets aggregated $119.7 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2021 assuming all other assumptions remained constant:

$ in millions		Increase (decrease)
	Change	to fair value

Weighted average cost of capital	+10%	$(11.9)
Weighted average cost of capital	-10%	$14.0
Future sales levels	+10%	$13.3
Future sales levels	-10%	$(13.3)

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

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3. The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite life intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life.” The existence of a repurchase option originally in 2025 and amended to 2027, may limit the useful life of the Lanvin brand names and trademarks to the Company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our Company and their useful life would be considered to be indefinite.

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

Quantitative Analysis

During the three-year period ended December 31, 2021, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2021, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.6 million and selling, general and administrative expenses would have changed by approximately $0.1 million. The collective impact of these changes on 2021 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted share would be an increase or decrease of approximately $0.6 million, $0.3 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2021	% Change	2020	% Change	2019

European based product sales	$663.2	57%	$422.9	(22)%	$542.1
United States based product sales	216.4	86%	116.1	(32)%	171.4
Total net sales	$879.6	63%	$539.0	(24)%	$713.5

Net sales rebounded significantly in 2021, as compared to 2020 for both European and United States based operations. Even more gratifying, 2021 net sales for European based operations and United States based operations increased 22% and 26%, respectively, as compared to 2019. At comparable foreign currency exchange rates, net sales increased 62% in 2021, as compared to 2020 and decreased 26 % in 2020, as compared to 2019. Net sales in 2020 reflected the negative impacts of the COVID-19 pandemic on the beauty industry. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill in early 2020. In the second half of 2020, business began rebounding thanks to retail stores reopening and a robust e-commerce business conducted by our retail customers. However, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations. As 2020 was an outlier for our sales due to the COVID-19 pandemic and its effects as discussed above, below are sales comparisons for our largest brands in 2021 with 2019.

For European based operations, our largest brands, Montblanc, Jimmy Choo and Coach grew 2021 sales by 7%, 34% and 41%, respectively, as compared to 2019. There were also significant gains made by our mid-sized brands, including Van Cleef & Arpels and Karl Lagerfeld. We also welcomed first time sales by our newest brands, notably Kate Spade and Moncler.

In 2021, GUESS became our fourth brand with sales exceeding $100 million. GUESS brand sales increased 41% in 2021, as compared to 2019, contributing to the overall increase in 2021 net sales within U.S. based operations. There were also significant gains made by our mid-sized brands, especially Abercrombie & Fitch, Hollister and Oscar de la Renta. We also welcomed first time sales by our newest brands, MCM and Ferragamo.

A more detailed discussion relating to our sales for 2020 as compared to 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 2020.

We are confident in our future as 2022 has begun on a strong note. We have completed the integration of the Ferragamo and Ungaro brands and our new Italian subsidiary is now staffed and fully operational. We have a solid line-up of new product launches in the pipeline for many of our other brands. This includes the roll out of the first Moncler fragrance line in a series of selective points of sale that faithfully respect the brand’s image. An entirely new men’s collection for GUESS is scheduled for introduction in the spring. Extensions of the Montblanc Legend, Jimmy Choo Man and Jimmy Choo’s I Want Choo, debut in the first, second and third quarters, respectively. Also, in the third quarter, we will unveil new men’s lines for Coach and Boucheron. Brand extensions and flankers are in the works for MCM, Abercrombie & Fitch, Hollister, Anna Sui, and Oscar de la Renta. In addition, we will be adding the Donna Karan and DKNY fragrance brands to our portfolio come this summer. In sum, 2022 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds, most notably limited travel retail business and supply chain disruptions.

As in the past, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2021	2020	2019
	(in millions)
North America	$354.1	$193.5	$235.5
Western Europe	202.0	147.1	185.5
Asia	128.0	79.7	110.9
Eastern Europe	69.7	33.1	55.2
Middle East	61.0	46.8	72.6
Central and South America	56.4	32.5	46.2
Other	8.4	6.3	7.6
	$879.6	$539.0	$713.5

As we did with sales for our largest brands, we are discussing net sales to customers by region using comparisons in 2021 with 2019, as the result of the effects of the COVID-19 pandemic in 2020. Our largest market, North America achieved sales growth of 50% in 2021 compared to 2019, while Western Europe and Asia grew sales by 9% and 15% in 2021, respectively, compared to 2019. Latin America and Eastern Europe also achieved top line growth of 22% and 26% in 2021, respectively, and only the Middle East had a decline in sales compared to 2019. As of the date of this report, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations.

The impact of the COVID-19 pandemic broadly impacted all regions in 2020, with the steepest declines in the Middle East and Eastern Europe. Travel retail accounted for much of the decline in the Middle East and Asian markets.

Gross Margins

	Years ended December 31,
	2021	2020	2019
	(in millions)
European operations:
Net sales	$663.2	$422.9	$542.1
Cost of sales	221.2	152.3	186.2
Gross margin	$442.0	$270.6	$355.9
Gross margin, as a percent of net sales	66.7%	64.0%	65.7%

United States operations:
Net sales	$216.3	$116.1	$171.4
Cost of sales	101.4	56.0	81.4
Gross margin	$114.9	$60.1	$90.0
Gross margin, as a percent of net sales	53.1%	51.8%	52.5%

For European based operations, gross profit margin as a percentage of net sales was 66.6%, 64.0% and 65.7% in 2021, 2020 and 2019, respectively. Distribution in the United States for European based operations is handled by a 100% owned subsidiary of Interparfums SA. Therefore, sales are made at a wholesale price rather than at an ex-factory price, resulting in higher gross margins. Net sales of our U.S. distribution subsidiary increased 86% in 2021, as compared to 2020, giving rise to the increase in gross margin in 2021 over both 2020 and 2019. We carefully monitor movements in foreign currency exchange rates as over 50% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.18 in 2021, 1.15 in 2020, and 1.12 in 2019. The weaker dollar in 2021 partially mitigated the increase in margin referred to above and resulted in a small decline in our gross margins in 2020. Gross margin in 2020 for European operations also included a charge of approximately $2.0 million relating to the assumption of a return liability for products sold by the former licensee of a brand license acquired in 2019.

For United States operations, gross profit margin was 53.1%, 51.8% and 52.5% in 2021, 2020 and 2019, respectively. With a decline in sales in 2020, certain expenses such as depreciation of tools and molds together with the distribution of point-of-sale materials exaggerated the decline in gross margin for the year as a percentage of sales. With U.S. based operations net sales up 86% in 2021, as compared to 2020, no such effect was seen in 2021.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $37.6 million, $26.4 million and $38.9 million in 2021, 2020 and 2019, respectively, and represented 4.3%, 4.9% and 5.5% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $10.1 million, $5.0 million and $7.7 million in 2021, 2020 and 2019, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2021	2020	2019
	(in millions)
European Operations
Selling, general & administrative expenses	$327.5	$210.6	$275.3
Selling, general & administrative expenses as a percent of net sales	49.4%	49.8%	50.8%

United States Operations
Selling, general & administrative expenses	$79.0	$50.1	$65.9
Selling, general & administrative expenses as a percent of net sales	36.5%	43.1%	38.5%

For European operations, selling, general and administrative expenses increased 55.5% in 2021 and declined 23.6% in 2020, as compared to the corresponding prior year period, and represented 49.4%, 49.8% and 50.8% of sales in 2021, 2020 and 2019, respectively. As discussed in more detail below, the fluctuations which are in line with the fluctuations in sales for European operations, are primarily from variations in promotion and advertising expenditures.

Our operating cost structure, of which variable costs typically account for over two-thirds, had enabled us to minimize the impact of reduced net sales on our bottom line. Due to the effects of the COVID-19 pandemic, a substantial portion of the reduction in selling, general and administrative expenses in 2020 were attributable to the postponement of advertising and promotional expenses to 2021, as nearly all major new product launches were postponed until 2021. In addition, we also undertook several actions with an eye toward minimizing fixed expenses.

For United States operations, selling, general and administrative expenses increased 57.8% in 2021 and decreased 24.1% in 2020, as compared to the corresponding prior year period and represented 36.5%, 43.1% and 38.5% of sales in 2021, 2020 and 2019, respectively. Our U.S. operations are significantly smaller than those of our European operations and carry higher fixed costs that could not be leveraged as efficiently as those of our European operations with the decline in 2020 net sales. However, with an 86% increase in 2021 net sales, the opposite effect was realized, and we were able to achieve significant leverage on fixed costs during the year.

Promotion and advertising included in selling, general and administrative expenses aggregated $171.8 million, $91.7 million and $144.6 million in 2021, 2020 and 2019, respectively. Promotion and advertising as a percentage of sales represented 19.5%, 17.0% and 20.3% of net sales in 2021, 2020 and 2019, respectively. Promotion and advertising programs were cut significantly in 2020 in response to market conditions. Throughout 2021, sales rebounded far more rapidly than anticipated causing us to play catchup with promotional and adverting programs and missing our target spend of 21% of annual sales. Promotion and advertising are integral parts of our industry, and we continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales, causing then to continue to grow strongly on a global basis. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts, the way brick-and-mortar stores and a business’ online operations work in tandem, and compelling content to deliver an integrated consumer experience. We anticipated that on a full year basis, future promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with historical averages.

Royalty expense included in selling, general and administrative expenses aggregated $69.0 million, $41.1 million and $53.0 million in 2021, 2020 and 2019, respectively. Royalty expense as a percentage of sales represented 7.8%, 7.6% and 7.4% of net sales in 2021, 2020 and 2019, respectively. The increases in 2021 and 2020, as a percentage of sales, are directly related to new licenses and increased royalty-based product sales. As a result of the COVID-19 pandemic, we reached agreements with most of our licensors to waive or significantly reduce minimum guaranteed royalties for 2020.

Service fees, which are fees paid within our European operations to third parties relating to the activities of our distribution subsidiaries, aggregated $9.4 million, $6.8 million and $7.5 million in 2021, 2020 and 2019, respectively. The 2021 and 2020 amounts are in line with and directly related to fluctuations in sales within our U.S. distribution subsidiary.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 16.8%, 13.1% and 14.7% for the years ended December 31, 2021, 2020 and 2019, respectively. Lower than expected promotion and adverting expense drove the increase in our operating margin in 2021, while strong cost controls in 2020 enabled us to minimize the impact of the sudden drop in sales resulting from the COVID-19 pandemic.

Other Income and Expenses

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. However, in April 2021, we completed the acquisition of the future headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $136 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for fixed interest rate debt. Long-term debt including current maturities aggregated $148.8 million, $24.7 million and $23.1 million as of December 31, 2021, 2020 and 2019, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Gains and losses on foreign currency transactions have not been significant.

Interest and dividend income represents interest earned on cash and cash equivalents and short-term investments. In 2021, short-term investments include approximately $24.5 million of marketable equity securities of other companies in the luxury goods sector. Interest and dividend income includes approximately $1.8 million of unrealized gains on marketable equity securities.

Income Taxes

Our effective income tax rate was 27.1%, 27.9% and 27.7% in 2021, 2020 and 2019, respectively.

Income tax expense represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of share-based compensation and the taxation of foreign income including tax settlements. Our effective tax rate will change from year-to-year based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, the tax impact of share-based compensation, the interaction of various global tax strategies and the impact from certain acquisitions.

Our effective income tax rate for European operations was 30.6%, 29.7% and 30.7% in 2021, 2020 and 2019, respectively.

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums SA should pay French taxes on all or part of the profits of that entity. In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby Interparfums SA agreed to pay €2.5 million (approximately $3.0 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. Interparfums SA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to Interparfums SA by December 31, 2025.

In addition, pursuant to an action plan released by the French Prime Minister, beginning in 2020, the French corporate income tax rate is expected to be cut from approximately 33% to 25% over a three-year period.

Our effective income tax rate for U.S. operations was 15.6%, 16.7% and 17.0% in 2021, 2020 and 2019, respectively.

The Company has determined that it has no tax liability related global intangible low-taxed income (“GILTI”) as of December 31, 2021, 2020 and 2019. The Company also estimated the effect of its foreign derived intangible income (“FDII”) and recorded a tax benefit of $0.6 million, $0.3 million and $0.9 million as of December 31, 2021, 2020 and 2019, respectively. Share-based compensation resulted in a discrete tax benefit of $1.3 million, $0.4 million and $0.7 million in 2021, 2020 and 2019, respectively.

Net Income

	Year ended December 31,
	2021	2020	2019
	(In thousands)

Net income attributable to European operations	$80,670	$41,990	$56,660
Net income attributable to United States operations	29,357	7,978	19,410
Net income	110,027	49,968	76,070
Less: Net income attributable to the noncontrolling interest	22,616	11,749	15,821
Net income attributable to Inter Parfums, Inc.	$87,411	$38,219	$60,249

Net income attributable to European operations was $80.7 million, $42.0 million and $56.7 million in 2021, 2020 and 2019, respectively, while net income attributable to United States operations was $29.4 million, $8.0 million and $19.4 million in 2021, 2020 and 2019, respectively. The fluctuations in net income for both European operations and United States operations are directly related to the previous discussions concerning changes in sales, gross profit margins, selling, general and administrative expenses, most of which were caused by the effects of the COVID-19 pandemic beginning in 2020 and the recovery in 2021.

The noncontrolling interest arises primarily from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 28.0% of European operations net income in 2021 and 28.1% in 2020 and 2019. Net margins attributable to Inter Parfums, Inc. aggregated 9.9%, 7.1% and 8.4% in 2021, 2020 and 2019, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of December 31, 2021, we had $320 million in cash, cash equivalents and short-term investments, most of which are held in euro by our European operations and are readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of December 31, 2021, short-term investments include approximately $24.5 million of marketable equity securities.

As of December 31, 2021, working capital aggregated $465 million, and we had a working capital ratio of 2.9 to 1. Approximately 82% of the Company’s total assets are held by European operations including approximately $171 million of trademarks, licenses and other intangible assets.

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in this annual report on Form 10-K. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2021, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. This new license takes effect July 1, 2022.

In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. The license became effective in October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions. With respect to the management and coordination of activities related to the license agreement, the Company is operating through a wholly-owned Italian subsidiary based in Florence, that was acquired from Salvatore Ferragamo on October 1, 2021. The acquisition together with the license agreement was accounted for as an asset acquisition. The total cost of the assets acquired net of liabilities assumed aggregated approximately $35.8 million. In connection with this acquisition, we agreed to pay $17.0 million in equal annual installments of $1.7 million including interest imputed at 2.0%.

Opportunities for external growth are regularly examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash provided by operating activities aggregated $119.6 million, $65.0 million, and $76.5 million in 2021, 2020 and 2019, respectively. In 2021, working capital items used $13.7 million in cash from operating activities, as compared to $7.3 million in 2020 and $16.6 million in 2019. Although, from a cash flow perspective, accounts receivable is up approximately 37% from year-end 2020, the balance is reasonable based upon fourth quarter 2021 record sales levels and reflects strong collection activity as day’s sales outstanding decreased to 61 days in 2021, as compared to 86 days and 69 days in 2020 and 2019, respectively. From a cash flow perspective, inventory levels are up 31% from year-end 2020. However, inventory days on hand declined significantly to 208 days in 2021, as compared to 277 days in 2020, and 224 days in 2019. Although inventories include product needed to support new product launches, the overall balance is lower than historic levels due primarily to the aforementioned supply chain disruptions.

Cash flows used in investing activities reflect the purchase and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months marketable equity securities and other contracts. At December 31, 2021, approximately $45 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we generally spend less than $5.0 million on capital expenditures including tools and molds needed to support our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In April 2021, Interparfums SA completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The $142 million purchase price is in line with market value and includes the complete renovation of the site. As of December 31, 2021, $136.1 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in building, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2021. Approximately $8.8 million of cash held in escrow is included in other assets on the accompanying balance sheet as of December 31, 2021. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $136 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase. In connection with the acquisition, the Company entered into a $13.4 million term loan, which was repaid in full in February 2021.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2021, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2021 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2021 and 2020.

In October 2019, our Board authorized a 20% increase in the annual dividend to $1.32 per share. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly and in February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. The next quarterly cash dividend of $0.50 per share is payable on March 31, 2022, to shareholders of record on March 15, 2022. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $41.5 million, $21.1 million and $44.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The cash dividends to be paid in 2022 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2021.

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

Foreign Exchange Risk Management

A general discussion relating to our policies on foreign exchange risk management can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 2020.

As of December 31, 2021, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $64.5 million and GB £3.5 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 21 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2021, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of ten (10) directors.

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

During 2021, our board of directors had the following standing committees:

●

Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2021, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our company’s website.

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

●

Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our company’s executives and administers our company’s stock option plans. During 2021, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●

Nominating Committee – During 2021, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our company’s website.

We have adopted a board diversity policy, which provides that the selection of candidates for appointment to our board will be based on an overriding emphasis on merit, but the Nominating Committee will seek to fill board vacancies by considering candidates that bring a diversity of background and industry or related expertise to our board. The Nominating Committee is to consider an appropriate level of diversity having regard for factors such as skills, business and other experience, education, gender, age, ethnicity and geographic location. A copy of the board diversity policy is posted on our company’s website. In addition, Nasdaq has adopted a Board Diversity Rule, which will require Nasdaq listed companies to publicly disclose board-level diversity statistics using a standardized template commencing on the later of August 8, 2022 or the date the filing of a listed company’s proxy statement for its 2022 annual meeting. In addition, in the following year, we will be required to disclose whether or not we have one director that is diverse under the applicable Nasdaq rule, and if not, then why not. By the 2025 annual meeting, we will be required to disclose whether or not we have two directors that are diverse under the applicable Nasdaq rule, and if not, then why not. We do not foresee any issue in complying with Nasdaq Board Diversity Rule at this time.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 61, a Director, has been the Chairman of the Board since our company’s inception, and is a co-founder of our company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our company; in January 1994, he became Director General of Interparfums SA, our company’s subsidiary; and in January 1997, he became Chief Executive Officer of our company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 63, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of our Company and Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Russell Greenberg

Mr. Greenberg, age 65, the Chief Financial Officer, was Vice-President, Finance when he joined the Company in June 1992; became Executive Vice President in April 1993; and was appointed to our board of directors in February 1995. He is a certified public accountant licensed in the State of New York, and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. After graduating from The Ohio State University in 1980, he was employed in public accounting until he joined our company in June 1992. We believe that Mr. Greenberg’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s operations, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 59, and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 60, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 63, has been a Director since March 1997, and is also an independent director. Mr. Bensoussan is the founder of Sirius Equity Consultants, a retail and branded luxury goods Investment Company. To date, Mr. Bensoussan remains as an investor in C.A.R.O.L, the AI driven fitness equipment, Hapy Sweet Bee Ltd, natural health food products, Eaglemoss Ltd, UK part-works publisher and Patchwork, a Parisian co-working company.

He was previously Chairman of Camaïeu, the French retail conglomerate, a board member of Celio International, the French retail conglomerate and Vivarte representing the GLG hedge fund. In the latter part of 2019, Mr. Bensoussan resigned after 6 years as the only non-North American board member of lululemon athletica Inc. Following the successful sale in 2021, Mr. Bensoussan stepped down from the board of Feelunique.com one of Europe’s largest online beauty retailer’s after serving 9 years.

He is also a member of the Advisory Board of Pictet Bank Premium Brands Fund and sits on the board of Pronovias, the worldwide leader of wedding dresses owned by BC Partners, Yonderland, Europe’s largest premium outdoor retailer, SNS, a prominent aspirational streetwear and entertainment hub and Internet Fusion Group, a leading e-commerce site for niche lifestyle products.

Previously Mr. Bensoussan was as director of, and had an indirect ownership interest J. Choo Limited until July 2011, and was CEO from 2001 to 2007, and was a member of the Board of Jimmy Choo Ltd, a privately held luxury shoe wholesaler and retailer, from 2001 to 2011.

We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 78, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior and Guerlain, both privately held companies. He is also the manager of Université 82, a business consultant and advisor. For approximately 10 years, through March 2004, Mr. Choël was the President and CEO of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he held various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. Because of this experience, especially in the prestige beauty business, we believe that Mr. Choël is qualified to serve as a member of our board of directors.

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

Michel Dyens & Co.  recently represented the owners of Buly, the luxury French fragrance and beauty brand, in the sale to LVMH and the owners of Blissim, the French leader in beauty subscription e-commerce, and online beauty retail for an investment by Raise Investissement. In addition, he has just sold We11done, the Korean contemporary fashion and lifestyle brand, to Sequoia Capital.

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

In the mission-driven field, Michel Dyens & Co. recently represented ClimateCare, a prominent UK carbon-offset business, in the sale to Averna Capital and represented the founders of Caboo Paper Products a Vancouver, Canada-based tree-free household paper products brand, for an investment by sustainability-focused venture capital firm Renewal Funds. Among other recent transactions, Michel Dyens & Co. recently represented the Fairtrade and organic coffee brand Ethical Bean Coffee in the sale to Kraft Heinz, and as well as Alter Eco Americas, a leading organic chocolate brand, which we sold to NextWorld Evergreen.

In healthy and premium food, Michel Dyens & Co. represented the Fairtrade and organic coffee brand Ethical Bean Coffee in the sale to Kraft Heinz, and as well as Alter Eco Americas, a leading organic chocolate brand, which it sold to NextWorld Evergreen.

From April 2004 to September 2014, Mr. Dyens was an independent director of Interparfums SA. We believe Mr. Dyens is qualified to serve as a member of our board of directors thanks to his knowledge of our company’s luxury business, his business and financial acumen, as well as his experience in the luxury goods market.

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 56, was elected for the first time to our board in September 2017. She became a director of Interparfums SA in April 2017. She is currently operating a startup specialty fragrance business, and a director of Lifetime Brands (Nasdaq: LCUT), which is in the home goods business. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014 Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at The Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 81, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

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

Mr. Harrison received a Bachelor of Science in Economics from The Wharton School of The University of Pennsylvania in 1962 and his Juris Doctor from The University of Pennsylvania Law School in 1965. He is also Chairman of the Fashion Division of UJA, Treasurer and a Board member of the Southampton Hospital, Director of the Peggy Guggenheim Collection, and former Board member of the Wharton School of the University of Pennsylvania. We believe Mr. Harrison is qualified to serve as a member of our board of directors due to his tremendous depth and breadth of knowledge about the merchandising and consumer industry, and he has a long track record of facilitating value-creating transactions for companies in this sector. Mr. Harrison just finished his autobiography, Deal Junky, which was published in January 2022.

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

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in October 2021 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry, and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn has permitted our company to weather the pandemic and economic and political turmoil in certain parts of the world, which resulted in the Company’s record results for 2021.

During 2021, the members of such committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky.

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

Our named executive officers have all been with the company for more than the past ten (10) years, with Messrs. Madar and Benacin being founders of the company. As Messrs. Madar and Greenberg for United States operations, and Benacin and Santi for European operations, are most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective operating segments, the compensation committee relies upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

The compensation committee views the competitive marketplace very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Generally, rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European operations. As such, as a general rule the compensation committee did not determine the need to “benchmark” of any material item of compensation or overall compensation. However, in connection with the salary increase to Mr. Madar that occurred in February 2020, surveys of both peer companies and companies with comparable market capitalizations were used by the compensation committee as one of the factors in reaching such determination.

The members of the compensation committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Mr. Choël is presently a business consultant and advisor, who previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy. Mr. Choël has also been President and CEO of both Elida Fabergé France and Chesebrough Ponds USA. Ms. Gabai-Pinsky, the final committee member, has executive experience as the former President of Vera Wang Group, as well as the Global President for Aramis and Designers Fragrances in addition to Beauty Bank and Idea Bank at The Estée Lauder Companies.

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

COVID-19 Impact

It is important to note that 2020 salary increases and 2019 bonus compensation awards were determined prior to the full impact the global COVID-19 pandemic, the imposition of worldwide governmental lockdowns, and the resultant negative impact on the Company’s operations. During the balance of the pandemic and related impacts through December 31, 2020, no employees were terminated or furloughed from United States operations. Interparfums SA did avail itself of a small French government plan for unemployment insurance for its employees. For 2020, there were no reductions or deferrals in salaries of any executive officers or employees. For 2021, as the result of the continuing impacts of the COVID-19 pandemic, after the recommendations of Messrs. Madar and Benacin, the compensation committee determined that no executive officer would receive any increase in base salary. In addition, there were no increases in the fees paid to the respective holding companies of Messrs. Madar and Benacin.

For 2021, although Mr. Benacin received the same base salary as he did in 2020, his salary was affected by foreign currency conversion rates and was $804,000 for 2021. For 2020, Mr. Benacin received a modest increase in base salary of $14,000 to $789,000, which is comparable to the modest increase in base salary of $13,000 in 2019. Mr. Benacin’s base salary includes $250,000 paid by the Company’s United States operations to Mr. Benacin’s holding company for each of the past three years, in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

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

As Mr. Benacin values the services of two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President and the Chief Financial Officer, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer, equally, their base salaries, as well as their bonus compensation discussed below, have been in lockstep. For 2021, the base salary of each of Messrs. Santi and Garcia-Pelayo was €408,000, as no executive officer received any increase in base salary due the continuing impact of the COVID-19 pandemic. However, the base salaries of Messrs. Santi and Garcia-Pelayo in 2021 were affected by foreign currency conversion rates and were both $483,000 for 2021. For 2020, each of Messrs. Santi and Garcia-Pelayo received an increase in base salary of $14,000 to $470,000. Each of Messrs. Santi and Garcia-Pelayo had received an increase of $13,000 in 2019. Increases in prior years were awarded primarily to reward these two executive officers for their contributions in European Operations achieving increases in both the sales and earnings. The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

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

As previously reported, from 2013 until 2019 the annual aggregate base salary paid to Mr. Madar individually and fees paid to his holding company remained unchanged at $630,000, which was substantially below the amounts indicated by two surveys of chief executive officer salaries for 2019 (collectively the “CEO Salary Surveys”). The CEO Salary Surveys indicated that the annual and median average CEO salaries for peer companies (excluding the Madar salary) were $2,854,656 and $1,540,000, respectively, and $2,604,346 and $1,750,000 for comparable market capitalization companies, respectively. In recognition of the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial increase in net sales and net income, as well as market capitalization from 2014 through 2019, thus substantially increasing shareholder value, on February 4, 2020 the Committees jointly authorized the aggregate annual increase in Mr. Madar’s base salary by $600,000 to $1.23 million effective as of January 1, 2020. For 2021, Mr. Madar did not receive any increase in base salary.

Russell Greenberg, the Executive Vice President and Chief Financial Officer, also did not have any salary increase for 2021, and his base salary remained at $720,000. Previously, he had received the same $30,000 increase in base salary for 2020 and 2019. In connection with the previous increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

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

In recognition of the Company’s turnaround from the effects of the COVID-19 pandemic and record results in 2021, and after the recommendations of Messrs. Madar and Benacin, the compensation committee determined that Mr. Benacin receive a bonus of $166,000. For 2020 Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of discretionary bonus compensation of $131,000. For his performance in 2019 Mr. Benacin was paid discretionary bonus compensation of $110,000. The discretionary bonus compensation for Mr. Benacin has been approximately 30% of his base salary in 2021, 17%, of his base salary in 2020 and approximately 14% in 2019. In addition, bonus compensation for Messrs. Santi and Garcia-Pelayo have remained in lockstep, and each was awarded a discretionary bonus of $378,000 in 2021 or 78% of their base salary. This compares to $296,000 and $324,000 in 2020 and 2019, respectively, or approximately 63% and 73% of their base salaries for services performed in 2020 and 2019, respectively.

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses. In 2021, although Mr. Greenberg did not receive any increase in base salary due to the continuing impact of the COVID-19 pandemic, he did receive a discretionary bonus of $70,000 based upon the recommendation of the Chief Executive Officer. Mr. Greenberg was paid a discretionary bonus of $35,000 in 2020 and $50,000 in 2019. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $34,940.

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

Long-Term Incentives

Stock Options. In prior years, we have linked long-term incentives with corporate performance through the grant of stock options. However, no options were granted in 2021 or 2020 to either employees of United States operations or European operations, but the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy.

Interparfums SA Stock Compensation Plan

2019 Plan – In December 2018, Interparfums SA approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2022. Under this plan in June 2022, Messrs. Benacin, Madar, Garcia Pelayo and Santi are estimated to receive 4,000 shares each, all subject to adjustment for stock splits.

In June 2020, the performance conditions were modified effecting 96 employees. As of December 31, 2021, the number of shares to be distributed, after forfeited shares and adjusted for stock splits, increased to 172,343. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The modification resulted in a revised cost of the grant to approximately $4.6 million.

In connection with the 2019 Plan referred to above, an incentive plan was established by Interparfums SA for certain employees of Interparfums Luxury Brands, Inc. (“IPLB”), Interparfums Singapore (“IP Singapore”) and Inter Parfums, Inc. The proposed incentive plan would not provide shares but rather, would give a cash payment or bonus (“incentive” or “award”) that mirrors the shares that Interparfums SA employees will receive. An aggregate of 42,140 “phantom” shares have been awarded with Mr. Greenberg being awarded 1,000 of such “phantom” shares, all subject to adjustment for stock splits.

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

Other Compensation

For 2021, each of Messrs. Benacin and Garcia-Pelayo received an automobile allowance of $12,774.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. Commencing in 2021 we started matching the first $6,000 of contribution for each employee, as we have determined that base compensation together with annual bonuses, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For each of 2021. 2020 and 2019, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of $17,773, $17,500, and $16,789, respectively, in their value of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2021 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Patrick Choël and

Veronique Gabai-Pinsky

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2021	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000
Chairman and	2020	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000
Chief Executive Officer	2019	630,000	-0-	138,320	353,092	-0-	-0-	-0-	1,121,412

Russell Greenberg,	2021	720,000	70,000	-0-	-0-	-0-	-0-	-0-	790,000
Chief Financial Officer and	2020	720,000	35,000	-0-	-0-	-0-	-0-	-0-	755,000
Executive Vice President	2019	690,000	50,000	34,580	353,092	-0-	-0-	-0-	1,127,672

Philippe Benacin, President Inter	2021	803,504	165,578	-0-	-0-	-0-	17,733	12,774	999,589
Parfums, Inc., Chief Executive	2020	788,808	130,673	-0-	-0-	-0-	17,500	12,434	949,415
Officer of Interparfums SA	2019	760,583	109,731	138,320	353,092	-0-	16,789	12,093	1,390,608

Philippe Santi, Executive Vice	2021	482,542	378,464	-0-	-0-	-0-	17,733	-0-	878,739
President and Chief Financial	2020	469,730	295,596	-0-	-0-	-0-	17,500	-0-	782,826
Officer, Interparfums SA	2019	443,401	323,593	138,320	141,237	34,028	16,789	-0-	1,097,368

Frédéric Garcia-Pelayo,	2021	482,542	378,464	-0-	-0-	-0-	17,733	12,774	891,513
Executive Vice President and	2020	469,730	295,596	-0-	-0-	-0-	17,500	8,980	791,806
Chief Operating Officer Interparfums SA	2019	443,401	323,593	138,320	141,237	34,028	16,789	8,734	1,106,102

1	Amounts reflected under Option Awards represent the grant date fair values in 2021, 2020 and 2019 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC.

2	As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $34,940.

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

3

The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2021, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense ($)	Lodging Expense ($)	Total ($)
Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	12,774	-0-	12,774

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	12,774	-0-	12,774]

Plan Based Awards

No stock options were granted to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Interparfums SA Stock Compensation Plan.

No options were granted by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Interparfums SA Profit Sharing Plan

Also as discussed above and required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $34,940.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	19,000		-0-		-0-	32.825	12/30/22
	20,000	(2)	5,000	(2)	-0-	43.80	12/29/23
	15,000	(2)	10,000	(2)	-0-	65.25	12/30/24
	10,000	(2)	15,000	(2)	-0-	73.09	12/30/25

Russell Greenberg	25,000		-0-		-0-	32.825	12/30/22
	20,000		5,000		-0-	43.80	12/29/23
	15,000		10,000		-0-	65.25	12/30/24
	10,000		15,000		-0-	73.09	12/30/25

Philippe Benacin	19,000		-0-		-0-	32.825	12/30/22
	20,000	(2)	5,000	(2)	-0-	43.80	12/29/23
	15,000	(2)	10,000	(2)	-0-	65.25	12/30/24
	10,000	(2)	15,000	(2)	-0-	73.09	12/30/25

Philippe Santi	1,200		-0-		-0-	32.825	12/30/22
	1,200		1,200		-0-	43.80	12/29/23
	-0-		1,600		-0-	46.903	1/18/24
	2,000		4,000		-0-	65.25	12/30/24
	2,000		6,000		-0-	73.09	12/30/25

Frédéric Garcia-Pelayo	1,200		-0-		-0-	32.825	12/30/22
	1,200		1,200		-0-	43.80	12/29/23
	-0-		1,600		-0-	46.903	1/18/24
	2,000		4,000		-0-	65.25	12/30/24
	2,000		6,000		-0-	73.09	12/30/25

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.
2	Options are held in the name of personal holding company.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)
Jean Madar	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Russell Greenberg	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	NA

Philippe Benacin	-0-	-0-	-0-	-0-	N/A	5,324	443,202	-0-	NA

Philippe Santi	-0-	-0-	-0-	-0-	N/A	5,324	443,202	-0-	NA

Frédéric Garcia-Pelayo	-0-	-0-	-0-	-0-	N/A	5,324	443,202	-0-	NA

1 Estimated number of shares are to be issued only to the extent that the performance conditions have been met.

2 As of December 31, 2021, the closing price of Interparfums SA as reported by Euronext was 73.50 euros, and the exchange rate was 1.1326 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	19,000	1,375,915	0	0

Russell Greenberg	25,000	1,460,464	0	0

Philippe Benacin	19,000	1,277,297	0	0

Philippe Santi	16,000	440,577	0	0

Frédéric Garcia-Pelayo	16,000	452,342	0	0

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	315,233	17,733
Philippe Santi	Inter Parfums SA Pension Plan	NA	305,233	17,733
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	305,233	17,733

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2021, our last completed fiscal year:

●	Our median employee’s compensation was $69,673

●	Our Chief Executive Officer’s total 2021 compensation was $2,605,915

●	Accordingly, our 2021 CEO to Median Employee Pay Ratio was 37.4 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2021 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2021. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

Employment and Consulting Agreements

As part of our acquisition in 1991 of the controlling interest in Interparfums SA, now a subsidiary, we entered into an employment agreement with Philippe Benacin. The agreement provides that Mr. Benacin will be employed as Vice Chairman of the Board and President and Chief Executive Officer of Inter Parfums Holdings and its subsidiary, Interparfums SA. The initial term expired on September 2, 1992, and has subsequently been automatically renewed for additional annual periods. The agreement provides for automatic annual renewal terms, unless either party terminates the agreement upon 120 days’ notice. For 2021, Mr. Benacin received an annual salary of approximately $804,000, and automobile expenses of approximately $12,774 which are subject to increase at the discretion of the board of directors. The agreement also provides for indemnification and a covenant not to compete for one year after termination of employment.

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2019 through 2021 Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. In addition, in December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, which were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. As discussed above, in view of receiving substantially less than the annual and median average CEO salaries for peer companies and companies with comparable market capitalization, in early February 2020 the Mr. Madar’s base salary was increased by $600,000 to $1.23 million effective as of January 1, 2020, and allocated so that the annual base salary for Jean Madar individually was $285,000, and the fees to Jean Madar Holding SAS were $945,000, effective as of January 1, 2020. For 2021, the compensation to Mr. Madar and the fees paid to Jean Madar Holding SAS were unchanged from 2020. In addition, in December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which were granted to his personal holding company instead of Mr. Madar directly.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
Francois Heilbronn[2]	20,000	-0-	17,020	-0-	-0-	58,861	95,881
Robert Bensoussan[3]	12,000	-0-	17,020	-0-	-0-	36,032	65,052
Patrick Choël[4]	20,000	-0-	17,020	-0-	-0-	39,254	76,274
Michel Dyens[5]	12,000	-0-	17,020	-0-	-0-	87,095	116,115
Veronique Gabai-Pinsky[6]	20,000	-0-	17,020	-0-	-0-	-0-	37,020
Gilbert Harrison[7]	12,000	-0-	17,020	-0-	-0-	120,000	149,020

[Footnotes from table above]

1.	Represents gain from exercise of stock options, except for Mr. Harrison, which consists of a $120,000 payment made in 2021 to the company controlled by Mr. Harrison in connection with the acquisition of the Donna Karan license. See “Fee for Director’s Company” in Item 13, Certain Relationships and Related Transactions, and Director Independence, in this annual report on Form 10-K.
2.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 5,000 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 5,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 4,500 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 5,000 shares of our common stock.
6.	As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 6.000 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Harrison held options to purchase an aggregate of 6,000 shares of our common stock.

In July 2019 and compensation to all nonemployee directors was increased to $6,000 for each board meeting at which they participate in person, and $3,000 for each meeting held by conference telephone. In addition, effective January 1, 2020 the annual fee for each member of the audit committee was raised to $8,000. The compensation for the nonemployee directors remained the same for 2021, except for Mr. Harrison. During 2021, a company owned by Mr. Harrison received a fee equal to $300,000, in connection with the Donna Karan license agreement, which is effective on July 1, 2022. A payment of $120,000 was made in 2021 to Mr. Harrison’s company, and the balance will be paid, $120,000 one year later in 2022, and $60,000 two years later in 2023.

We maintain stock option plans for our nonemployee directors. The purpose of these plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company. Under such plans, options to purchase 1,500 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date. However, if a nonemployee director does not attend certain of the board meetings, then such option grants are reduced according to a schedule. In addition, options to purchase 2,000 shares are granted to each nonemployee director upon his or her initial election or appointment to our board, but if such option is granted within six months of the next February 1 automatic grant, then such nonemployee director would not be eligible to receive that February 1 grant. On February 1, 2021, options to purchase 1,500 shares were granted to all of our nonemployee directors at the exercise price of $62.18 per share under our 2016 Stock Option Plan. However, our board of directors cancelled the automatic grant of options to the nonemployee directors effective with the grant that had been scheduled for February 1, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of January 26, 2022, we had 31,836,545 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 4, Rond Point des Champs Elysees 75008 Paris, France	7,109,341	[2]	22.4%
Philippe Benacin c/o Interparfums SA 4, Rond Point des Champs Elysees 75008 Paris, France	6,910,064	[3]	21.7%
Russell Greenberg c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	77,500	[4]	Less than 1%
Philippe Santi Interparfums SA 4, Rond Point des Champs Elysees 75008, Paris France	7,200	[5]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	26,438	[6]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London	9,875	[7]	Less than 1%
Patrick Choël 140 Rue de Grenelle 75007, Paris, France	6,375	[8]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75008 Paris, France	6,875	[9]	Less than 1%
Veronique Gabai-Pinsky 200 East End Avenue New York NY 10128	3,875	[10]	Less than 1%
Gilbert Harrison Harrison Group 745 Fifth Avenue, Suite 514 New York, NY 10151	3,875	[11]	Less than 1%
Frederic Garcia-Pelayo Interparfums SA 4, Rond Point des Champs Elysees 75008, Paris, France	6,555	[12]	Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,662,032	[13]	8.4%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,983,427	[14]	6.2%
Ameriprise Financial, Inc. 145 Ameriprise Financial Center Minneapolis, MN 55474	1,744,296	[15]	5.4%
All Directors and Officers (As a Group 10 Persons)	14,167,793	[16]	44.2%

[1]	All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations.
[2]	Consists of 13,000 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 64,000 shares.
[3]	Consists of 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 64,000 shares.
[4]	Consists of shares 7,500 shares held directly and options to purchase 70,000 shares.
[5]	Consists of options to purchase shares.
[6]	Consists of 24,063 shares held directly and options to purchase 2,375 shares.
[7]	Consists of 7,500 shares held directly and options to purchase 2,375 shares.
[8]	Consists of 4,250 shares held directly and options to purchase 2,125 shares.
[9]	Consists of 4,000 shares held directly and options to purchase 2,875 shares.
[10]	Consists of shares of common stock underlying options.
[11]	Consists of shares of common stock underlying options.
[12]	Consists of shares of common stock underlying options.
[13]	Information based upon Schedule 13G Amendment 6 of Blackrock, Inc. dated February 1, 2022 as filed with the Securities and Exchange Commission.
[14]	Information based upon Schedule 13G Amendment 5 of The Vanguard Group, an investment advisor, dated February 9, 2022 as filed with the Securities and Exchange Commission.
Information based upon Schedule 13G Amendment 1 of Ameriprise Financial, Inc. (“AFI”) dated February 14, 2022 as filed with the Securities and Exchange Commission. AFI disclaims beneficial ownership of any shares reported on this Schedule 13G.
[15]	Consists of 13,938,718 shares held directly or indirectly, and options to purchase 229,255 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	650,440	$57.58	612,535
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We have guaranteed the obligations of our majority-owned, French subsidiary, Interparfums SA under our expired Paul Smith license agreement. We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2021, 2020 and 2019 fees for such services were $443,625, $450,750 and $483,675, respectively.

During 2018, Interparfums SA, loaned the Company $10 million. This loan was repayable in ten (10) equal monthly payments of $1 million of principal plus accrued interest at 2% per annum, with the first payment made on May 31, 2019, and the last payment made on February 28, 2020.

In March 2020, Interparfums Luxury Brands, Inc., an indirect majority-owned subsidiary of the Company, loaned the Company $10 million, which was repaid in full, with interest at 2% per annum, in December 2020.

In September 2021, Interparfums Luxury Brands, Inc., an indirect majority-owned subsidiary of the Company, loaned the Company $24 million, which is repayable in 12 equal monthly payments with interest at 2% per annum commencing on January 31, 2022.

In December 2021, Inter Parfums USA, LLC, a United States subsidiary, renewed a license agreement for five years that was initially signed in 2012 on the same terms with Interparfums Suisse (SARL), a Swiss subsidiary of Interparfums SA, for the right to sell amenities under the Lanvin brand name to luxury hotels, cruise lines and airlines in return for royalty payments as are customary in our industry.

Fee for Director’s Company

In connection with the acquisition of the Donna Karan license, which takes effect on July 1, 2022 as discussed above, we agreed to pay to the company controlled by Mr. Gilbert Harrison, a director, the sum of $300,000, payable over time, with $120,000 being paid in 2021, and deferred payments of $120,000 one year later and $60,000 two years later.

Consulting Agreements

In 2014, we entered into a consulting agreement with Mr. Benacin’s holding company, Philippe Benacin Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Benacin and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Benacin ceases to be the President of our company. For 2015 through 2021 Mr. Benacin’s personal holding company received $250,000 each year for services rendered outside of the United States by Mr. Benacin in his capacity as President. In addition, in December 2018 and December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Benacin, which were granted to his personal holding company instead of Mr. Benacin directly.

In 2013, we enter into a consulting agreement with Mr. Madar’s holding company, Jean Madar Holding SAS, which provides for review on an annual basis of the amount of compensation payable to such company. The agreement also provides for indemnification for Mr. Madar and his holding company and a covenant not to compete for one year after termination of the agreement. The agreement was for one year, with automatic one year renewals unless either party terminates on 120 days’ notice or Mr. Madar ceases to be the Chief Executive Officer of our company. As discussed above, in view of receiving substantially less than the annual and median average CEO salaries for peer companies and companies with comparable market capitalization, in early February 2020 the Mr. Madar’s base salary was increased by $600,000 to $1.23 million effective January 1, 2020, and allocated so that the annual base salary for Jean Madar individually was $285,000, and the fees to Jean Madar Holding SAS were $945,000. For 2021, the compensation to Mr. Madar and the fees paid to Jean Madar Holding SAS were unchanged from 2020. In addition, in December 2018 and again in December 2019, we granted options to purchase 25,000 shares for the benefit of Mr. Madar, which were granted to his personal holding company rather than to Mr. Madar directly.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2021 and December 31, 2020.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.2 and $1.1 and million for 2021 and 2020, respectively.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2021 and 2020.

Tax Fees

Mazars USA LLP billed us $49,300 and $34,500 for tax services during 2021 and 2020, respectively.

All Other Fees

Mazars S.A. billed us $3,000 and $3,500 for other services during 2021 and 2020, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the second quarter of 2021, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2021.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2021. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide attestation or other services as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2021. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

●	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

●	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 16. Form 10-K Summary

None.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated indefinite and finite —life intangible assets balance was $214 million at December 31, 2021. Indefinite lived intangible assets principally consist of trademarks and finite-lived intangible assets represent fees to acquire, or enter into a license.

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

The determination of the future cash flows of the intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on the future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on the finite – life intangible assets requires management judgments and involves assumptions.

We identified the impairment assessment of intangible assets as a critical audit matter and auditing management’s judgments regarding the evaluation of impairment indicators, forecasts of future revenue and operating margin, and the discount rate to be applied involve a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

► Reviewing the analysis of the identification of impairment evidence for each indefinite and finite-life asset based on three indicators (sales analysis, new products launches, payment of minimum guarantees), and then corroborating that analysis with external information and evidence obtained in other areas of the audit.

► Testing the effectiveness of controls relating to management’s impairment tests, including controls over the impairment indicators and determination of the future cash flows.

► In testing management’s process for determining the future cash flows we evaluated the reasonableness of management’s forecasts of future revenue and operating margin by performing a retrospective review in comparing these forecasts to historical operating results, evaluating whether the assumptions used were reasonable considering current information as well as future expectations, and using additional evidence obtained in other areas of the audit.

► Utilizing a valuation specialist to assist in auditing the discount rate. It includes evaluating whether the assumptions used were reasonable by comparing to third party market data.

Mazars USA LLP

/s/ Mazars USA LLP

We have served as the Company's auditor since 2004.

New York, New York

March 1, 2022

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

(In thousands except share and per share data)

Assets	2021	2020
Current assets:
Cash and cash equivalents	$159,613	$169,681
Short-term investments	160,014	126,627
Accounts receivable, net	159,281	124,057
Inventories	198,914	158,822
Receivables, other	10,308	1,815
Other current assets	21,375	16,912
Income taxes receivable	210	2,806
Total current assets	709,715	600,720
Property, equipment and leasehold improvements, net	149,352	19,580
Right-of-use assets, net	33,728	24,734
Trademarks, licenses and other intangible assets, net	214,047	214,108
Deferred tax assets	7,936	8,041
Other assets	30,586	22,962
Total assets	$1,145,364	$890,145
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$15,911	$14,570
Current portion of lease liabilities	6,014	5,133
Accounts payable - trade	81,980	35,576
Accrued expenses	136,677	95,629
Income taxes payable	4,328	5,297
Total current liabilities	244,910	156,205
Long–term debt, less current portion	132,902	10,136
Lease liabilities, less current portion	29,220	21,354
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; outstanding, 31,830,420 and 31,608,588 shares at December 31, 2021 and 2020, respectively	32	32
Additional paid-in capital	87,132	75,708
Retained earnings	560,663	503,567
Accumulated other comprehensive loss	(38,432)	(5,997)
Treasury stock, at cost, 9,864,805 common shares at December 31, 2021 and 2020	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	571,920	535,835
Noncontrolling interest	166,412	166,615
Total equity	738,332	702,450
Total liabilities and equity	$1,145,364	$890,145

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2021, 2020, and 2019

(In thousands except share and per share data)

	2021	2020	2019

Net sales	$879,516	$539,009	$713,514
Cost of sales	322,614	208,278	267,578
Gross margin	556,902	330,731	445,936
Selling, general, and administrative expenses	406,459	260,648	341,209
Impairment loss	2,393	—	—
Income from operations	148,050	70,083	104,727
Other expenses (income):
Interest expense	2,825	1,970	2,146
(Gain) loss on foreign currency	(2,338)	2,178	1,128
Interest and investment income	(3,403)	(2,865)	(3,693)
Other income	(53)	(549)	—
Other expenses (income)	(2,969)	734	(419)

Income before income taxes	151,019	69,349	105,146
Income taxes	40,992	19,381	29,076
Net income	110,027	49,968	76,070

Less: Net income attributable to the noncontrolling interest	22,616	11,749	15,821
Net income attributable to Inter Parfums, Inc.	$87,411	$38,219	$60,249
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$2.76	$1.21	$1.92
Diluted	$2.75	$1.21	$1.90
Weighted average number of shares outstanding:
Basic	31,676,796	31,536,659	31,451,093
Diluted	31,835,408	31,654,544	31,688,700

Dividends declared per share	$1.00	$0.33	$1.16

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2021, 2020, and 2019

(In thousands except share and per share data)

	2021	2020		2019

Net income	$110,027		$49,968	$76,070

Other comprehensive income:
Net derivative instrument income (loss), net of tax	(1,367)		(19)	22
Transfer of OCI into earnings	—		(52)	(136)
Translation adjustments, net of tax	(42,967)		47,912	(8,712)
	(44,334)	47,841		(8,826)
Comprehensive income	65,693		97,809	67,244

Comprehensive income attributable to noncontrolling interests:
Net income	22,616		11,749	15,821
Net derivative instrument loss, net of tax	(375)		(19)	(30)
Translation adjustments, net of tax	(11,524)		14,004	(2,593)
	10,717	25,734		13,198
Comprehensive income attributable to Inter Parfums Inc.	$54,976		$72,075	$54,046

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2021, 2020, and 2019

(In thousands except share and per share data)

	2021	2020	2019

Common stock, beginning of year	$32	$31	$31
Shares issued upon exercise of stock options	—	1	—
Common stock, end of year	32	32	31

Additional paid-in capital, beginning of year	75,708	70,664	69,970
Shares issued upon exercise of stock options	5,393	2,771	4,458
Share-based compensation	1,566	1,711	1,403
Purchase of subsidiary shares from noncontrolling interests	—	—	(5,167)
Shares issued for license acquisition	5,000	—	—
Transfer of subsidiary shares purchased	(535)	562	—
Additional paid-in capital, end of year	87,132	75,708	70,664

Retained earnings, beginning of year	503,567	474,637	448,731
Net income	87,411	38,219	60,249
Dividends	(31,690)	(10,406)	(36,349)
Share-based compensation	1,375	1,117	2,006
Retained earnings, end of year	560,663	503,567	474,637

Accumulated other comprehensive loss, beginning of year	(5,997)	(39,853)	(33,650)
Foreign currency translation adjustment, net of tax	(31,443)	33,908	(6,119)
Transfer from other comprehensive income into earnings	—	(52)	(136)
Net derivative instrument gain (loss), net of tax	(992)	—	52
Accumulated other comprehensive loss, end of year	(38,432)	(5,997)	(39,853)

Treasury stock, beginning and end of year	(37,475)	(37,475)	(37,475)

Noncontrolling interest, beginning of year	166,615	140,994	138,139
Net income	22,616	11,749	15,821
Foreign currency translation adjustment, net of tax	(11,524)	14,004	(2,593)
Net derivative instrument loss, net of tax	(375)	(19)	(30)
Purchase of subsidiary shares from noncontrolling interests	—	—	(920)
Dividends	(9,836)	(324)	(9,654)
Share-based compensation	(293)	350	231
Transfer of subsidiary shares purchased	(791)	(139)	—
Noncontrolling interest, end of year	166,412	166,615	140,994

Total equity	$738,332	$702,450	$608,998

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$110,027	$49,968	$76,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	12,698	9,067	8,729
Provision for doubtful accounts	853	4,824	1,380
Noncash stock compensation	2,853	3,029	3,394
Share of income of equity investment	(53)	(549)	—
Lease expense	7,302	5,483	6,021
Deferred tax expense (benefit)	(465)	581	(2,330)
Change in fair value of derivatives	65	(137)	(169)
Changes in:
Accounts receivable	(45,395)	13,157	1,124
Inventories	(49,815)	19,333	(5,925)
Other assets	(16,725)	1,176	(4,945)
Operating lease liabilities	(7,503)	(5,421)	(4,953)
Accounts payable and accrued expenses	103,046	(32,239)	(4,960)
Income taxes, net	2,698	(3,279)	3,016
Net cash provided by operating activities	119,586	64,993	76,452
Cash flows from investing activities:
Purchases of short-term investments	(55,691)	(7,582)	(97,958)
Proceeds from sale of short-term investments	10,644	11,513	44,814
Purchase of property, equipment and leasehold improvements	(141,274)	(11,011)	(5,427)
Payment for intangible assets acquired	(1,545)	(1,251)	(6,067)
Purchase of equity investment	—	(13,998)	—
Net cash used in investing activities	(187,866)	(22,329)	(64,638)
Cash flows from financing activities:
Repayment of long-term debt	(43,056)	(13,725)	(22,321)
Proceeds from issuance of long-term debt	157,382	13,438	—
Proceeds from exercise of options	5,393	2,771	4,458
Dividends paid	(31,690)	(20,805)	(34,579)
Dividends paid to noncontrolling interests	(9,836)	(324)	(9,654)
Purchase of subsidiary shares from noncontrolling interests	—	—	(6,087)
Net cash provided by (used in) financing activities	78,193	(18,645)	(68,183)
Effect of exchange rate changes on cash	(11,207)	12,245	(3,350)
Net increase (decrease) in cash and cash equivalents	(1,294)	36,264	(59,719)
Cash and cash equivalents – beginning of year	169,681	133,417	193,136
Cash and cash equivalents – end of year	$168,387	$169,681	$133,417
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,468	$1,105	$1,764
Income taxes	40,497	21,772	26,332

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2021	2020	2019
Montblanc	19%	21%	22%
Jimmy Choo	18%	16%	16%
Coach	16%	17%	14%
GUESS	12%	11%	10%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including 73% owned Interparfums SA, a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company also has short-term investments which consist of certificates of deposit and other contracts with maturities greater than three months and available for sale marketable equity securities. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes its credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are primarily held at financial institutions outside the United States and are readily convertible into U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $2.2 million and $5.5 million as of December 31, 2021 and 2020, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements. Depreciation has not yet begun on property recently purchased, as it has not yet been put into service. Depreciation provided on equipment used to produce inventory, such as tools and molds, is included in cost of sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.47% and 6.99% in 2021 and 2020, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured, and control of the assets has passed to the customer based on the agreed upon shipping terms. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $10.1 million, $5.0 million and $7.7 million in 2021, 2020 and 2019, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2021, 2020 or 2019.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $5.1 million and $3.6 million at December 31, 2021 and 2020, respectively, and the amounts recognized for the rights to recover products was $1.9 million and $1.4 million at December 31, 2021 and 2020, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $171.8 million, $91.7 million and $144.6 million for 2021, 2020 and 2019, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $37.6 million, $26.4 million and $38.9 million in 2021, 2020 and 2019, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, excluding potential renewal periods, range from approximately 1 to 12 years.  Under each license, the Company is required to pay royalties in the range of 6% to 10% to the licensor, at least annually, based on net sales to third parties.

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

December 31, 2021, 2020 and 2019

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

December 31, 2021, 2020 and 2019

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, as the luxury fragrance industry has shown continued resilience, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel has remained curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel in the near-term, we continue to believe that global travel retail will once again be a growth opportunity for the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Going forward, we aim to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until later in 2022. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2022.

(3)	Recent Agreements

Salvatore Ferragamo

In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

With respect to the management and coordination of activities related to the license agreement, the Company operates through a wholly-owned Italian subsidiary based in Florence, that was acquired from Salvatore Ferragamo on October 1, 2021. The acquisition together with the license agreement was accounted for as an asset acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 1, 2021. All amounts have been translated to U.S. dollars at the October 1, 2021 exchange rate.

Inventories	$17,805
Trademarks and licenses	15,880
Other assets	3,033

Assets acquired	36,718

Liabilities assumed	(958)
$35,760

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement a with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums SA should pay French taxes on all or part of the profits of that entity.

In June 2021, a global settlement agreement was reached with the French Tax Authorities, whereby Interparfums SA paid in December 2021, €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. Interparfums SA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to Interparfums SA by December 31, 2025.

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

The $142 million purchase price includes the complete renovation of the site. As of December 31, 2021, $136.1 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2021. Approximately $8.8 million of cash held in escrow is included in other assets on the accompanying balance sheet as of December 31, 2021. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

The acquisition was financed by a 10-year €120 million (approximately $136 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2%.

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

S.T. Dupont

In January 2021, we renewed our license agreement with S.T. Dupont for the creation, development and distribution of fragrance products through December 31, 2022, without any material changes in terms and conditions. Our initial 11-year license agreement with S.T. Dupont was signed in June 1997 and had previously been extended through December 31, 2021.

(4)	Inventories

	December 31,
	2021		2020
Raw materials and component parts		$111,312		$66,492
Finished goods		87,602		92,330
	$198,914		$158,822

Overhead included in inventory aggregated $3.7 million and $5.4 million as of December 31, 2021 and 2020, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $15.8 million and $9.4 million as of December 31, 2021 and 2020, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$160,014	$—	$160,014	$—

Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$1,982	$—	$1,982	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	63	—	63	$—
Interest rate swaps	(234)	—	(234)	—

	$1,811	$—	$1,811	$—

			Fair Value Measurements at December 31, 2020
			Quoted Prices in	Significant Other	Significant
			Active Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
	Total		(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments		$126,627	$—	$126,627	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting		253	—	253	—

	$126,880		$—	$126,880	$—

The carrying amount of cash and cash equivalents including money market funds, short-term investments including marketable equity securities, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the variable interest rates on the Company’s indebtedness approximate current market rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2021. For the year ended December 31, 2021, interest expense includes a gain of $0.2 million, resulting from an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swap is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2021 and December 31, 2020, resulted in an asset and is included in other current assets on the accompanying balance sheets.

At December 31, 2021, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $64.5 million and GB £3.5 million, which all have maturities of less than one year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

(7)	Property, Equipment and Leasehold Improvements

	December 31,
	2021	2020
Land and Building (construction in progress)	$136,131	$—
Equipment	52,036	51,060
Leasehold improvements	2,082	1,989
	190,249	53,049
Less accumulated depreciation and amortization	40,897	33,469
	$149,352	$19,580

Depreciation and amortization expense was $4.4 million, $3.8 million and $3.7 million in 2021, 2020, and 2019, respectively.

(8)	Trademarks, Licenses and Other Intangible Assets

2021	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$119,712	$—	$119,712
Trademarks (finite lives)	43,820	68	43,752
Licenses (finite lives)	109,682	62,286	47,396
Other intangible assets (finite lives)	17,775	14,588	3,187
Subtotal	171,277	76,942	94,335
Total	$290,989	$76,942	$214,047

2020	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$131,962	$—	$131,962
Trademarks (finite lives)	47,477	74	47,403
Licenses (finite lives)	93,248	62,262	30,986
Other intangible assets (finite lives)	18,194	14,437	3,757
Subtotal	158,919	76,773	82,146
Total	$290,881	$76,773	$214,108

Amortization expense was $5.9 million, $5.3 million and $5.0 million in 2021, 2020 and 2019, respectively. Amortization expense is expected to approximate $5.4 million in 2022, $4.4 million in 2023, $4.2 million in 2024, 2025 and 2026. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 15 years and 2 years, respectively, and 14 years on average.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $2.4 million in 2021 relating to our Rochas fashion business. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 7.47%, 6.99%, and 7.94% as of December 31, 2021, 2020 and 2019, respectively. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $79 million) (residual value) in accordance with an amendment signed in 2021. Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021		2020
Advertising liabilities		$31,215		$12,164
Salary (including bonus and related taxes)		19,993		14,605
Royalties		19,154		16,966
Due vendors (not yet invoiced)		45,707		31,698
Retirement reserves		10,234		11,889
Refund (return) liability		5,128		3,616
Other		5,246		4,691
	$136,677		$95,629

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2% (the SOFR was 0.05% as of December 31, 2021). The line of credit which has a maturity date of December 16, 2022, is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2021 and 2020.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $28 million. These credit lines bear interest at EURIBOR plus between 0.5% and 0.8% (EURIBOR was minus 0.570% at December 31, 2021). Borrowings outstanding pursuant to these bank overdraft facilities were zero as of December 31, 2021 and 2020.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

As there were no borrowings outstanding as of December 31, 2021 and 2010, there is no weighted average interest rate on short-term borrowings as of December 31, 2021 and 2020.

(11)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2021	2020
$135.9 million payable in 120 equal monthly installments of $1.1 million beginning in April 2021, bearing interest at one-month Euribor plus 0.75%	$124,375	$—
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	10,569	11,208
$17 million payable in 10 equal annual installments of $1.7 million beginning in October 2021 including interest imputed at 2.0% per annum	13,869	—
$13.4 million term loan amended such that the loan was repaid in February 2021 plus interest at 0.85% per annum	—	13,498
	148,813	24,706
Less current maturities	15,911	14,570
Total	$132,902	$10,136

In April 2021, to finance the acquisition of Interparfums SA’s future corporate headquarters, the Company entered into a $135.9 million (€120 million) ten-year credit agreement. Approximately $90.6 million (€80.0 million) of the variable rate debt was swapped for variable interest rate debt with maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Maturities of long-term debt subsequent to December 31, 2021 are approximately $15.9 million in 2022 and $16.4 million per year thereafter through 2033.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

As of December 31, 2021, the weighted average remaining lease term was 6.1 years and the weighted average discount rate used to determine the operating lease liability was 2.5%. Rental expense related to operating leases was $8.2 million, $6.2 million, and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Operating lease payments included in operating cash flows totaled $7.5 million and noncash additions to operating lease assets totaled $12.2 million.

Maturities of lease liabilities subsequent to December 31, 2021 are as follows:

(In thousands)

2022	$6,541
2023	6,776
2024	5,787
2025	4,704
2026	4,087
Thereafter	10,017
37,912
Less imputed interest (based on 2.5% weighted-average discount rate)	(2,679)
$35,233

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)

2022	$191,422
2023	206,241
2024	202,774
2025	199,770
2026	136,776
Thereafter	702,780
$1,639,763

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2021, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $69.0 million, $41.1 million and $53.0 million, in 2021, 2020 and 2019, respectively, and represented 7.8%, 7.6% and 7.4% of net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

(13)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.4 million, $1.7 million and $1.4 million in 2021, 2020 and 2019, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	353,790	$12.96
Nonvested options granted	9,000	$11.35
Nonvested options vested or forfeited	(153,280)	$12.19
Nonvested options – end of year	209,510	$13.45

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2021	2020	2019
Income before income taxes	$2,850	$3,030	$3,390
Net income attributable to Inter Parfums, Inc.	1,880	2,040	2,060
Diluted earnings per share attributable to Inter Parfums, Inc.	0.06	0.06	0.07

The following table summarizes stock option activity and related information for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021		2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	713,210	$52.74	815,800	$49.89	776,171	$41.33
Options granted	9,000	62.18	9,000	69.11	194,050	72.89
Options exercised	(156,490)	34.46	(95,570)	28.99	(130,891)	34.06
Options forfeited	(40,820)	62.57	(16,020)	58.38	(23,530)	45.48
Shares under option - end of year	524,900	57.58	713,210	52.74	815,800	49.89

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

At December 31, 2021, options for 612,535 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $25.9 million as of December 31, 2021 and unrecognized compensation cost related to stock options outstanding aggregated $2.9 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2021, 2020 and 2019 were $11.35, $12.16 and $14.14 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2021	2020	2019
Weighted-average expected stock-price volatility	25%	25%	25%
Weighted-average expected option life	5.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	0.4%	1.4%	1.7%
Weighted-average dividend yield	1.6%	2.5%	2.0%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2021	2020	2019
Proceeds from stock options exercised	$5,393	$2,771	$4,458
Tax benefits	$1,300	$400	$690
Intrinsic value of stock options exercised	$7,800	$2,873	$4,520

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2021:

Exercise prices	Options outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$32.83 - $33.95	81,190	0.99 years	81,190
$40.15 - $46.90	123,130	1.94 years	90,790
$65.18 - $69.11	164,940	3.03 years	84,790
$73.09	155,640	4.00 years	58,620
Totals	524,900	2.75 years	315,390

As of December 31, 2021, the weighted average exercise price of options exercisable was $52.23 and the weighted average remaining contractual life of options exercisable is 2.35 years. The aggregate intrinsic value of options exercisable at December 31, 2021 is $17.2 million.

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

In June 2020, the performance conditions were modified affecting 96 employees. As of December 31, 2021, the number of shares to be distributed, after forfeited shares, increased to 172,343. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The modification resulted in a revised cost of the grant to approximately $4.6 million.

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans are pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA.

All share purchases and issuances have been classified as equity transactions on the accompanying balance sheet.

Dividends

In October 2019, our Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share on an annual basis. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the annual cash dividend. In February 2021, the Board of Directors authorized a reinstatement of an annual dividend of $1.00 payable quarterly. In February 2022, the Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share. The next quarterly cash dividend of $0.50 per share is payable on March 31, 2022 to shareholders of record on March 15, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2021	2020	2019

Numerator for diluted earnings per share	$87,411	$38,219	$60,249
Denominator:
Weighted average shares	31,676,796	31,536,659	31,451,093
Effect of dilutive securities:
Stock options	158,612	117,885	237,607

Denominator for diluted earnings per share	31,835,408	31,654,544	31,688,700

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$2.76	$1.21	$1.92
Diluted	2.75	1.21	1.90

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 175,000, 450,000, and 183,000 shares of common stock for 2021, 2020, and 2019, respectively.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2021	2020	2019
Net sales:
United States	$216,559	$117,489	$173,522
Europe	663,290	422,947	542,226
Eliminations of intercompany sales	(333)	(1,427)	(2,234)
	$879,516	$539,009	$713,514
Net income attributable to Inter Parfums, Inc.:
United States	$29,359	$7,942	$19,365
Europe	57,869	30,241	40,840
Eliminations	183	36	44
	$87,411	$38,219	$60,249
Depreciation and amortization expense including impairment loss:
United States	$3,835	$3,354	$3,088
Europe	8,863	5,713	5,641
	$12,698	$9,067	$8,729
Interest and investment income:
United States	$3	$24	$345
Europe	3,526	2,971	3,501
Eliminations	(126)	(130)	(153)
	$3,403	$2,865	$3,693
Interest expense:
United States	$636	$604	$673
Europe	2,315	1,496	1,626
Eliminations	(126)	(130)	(153)
	$2,825	$1,970	$2,146
Income tax expense:
United States	$5,336	$1,590	$3,945
Europe	35,607	17,782	25,101
Eliminations	49	9	30
	$40,992	$19,381	$29,076

	December 31,
	2021	2020	2019
Total assets:
United States	$247,703	$141,316	$166,180
Europe	931,735	758,812	670,657
Eliminations	(34,074)	(9,983)	(8,005)
	$1,145,364	$890,145	$828,832
Additions to long-lived assets:
United States	$2,711	$1,004	$5,851
Europe	138,563	11,259	5,643
	$141,274	$12,263	$11,494
Total long-lived assets:
United States	$63,094	$40,656	$44,473
Europe	334,033	217,766	196,976
	$397,127	$258,422	$241,449
Deferred tax assets:
United States	$870	$886	$705
Europe	7,066	7,106	7,241
Eliminations	—	49	58
	$7,936	$8,041	$8,004

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

United States export sales were approximately $126.2 million, $71.5 million and $112.0 million in 2021, 2020 and 2019, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2021	2020	2019
North America	$354,100	$193,500	$235,500
Europe	271,600	180,200	240,800
Asia	128,000	79,700	110,900
Middle East	61,000	46,800	72,600
Central and South America	56,400	32,500	46,200
Other	8,400	6,300	7,500

	$879,500	$539,000	$713,500

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$351,300	$187,300	$225,300
France	$44,000	$37,600	$43,500
Russia	$43,400	$14,100	$36,800
United Kingdom	$38,500	$24,600	$35,800

(16)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no material uncertain tax position at December 31, 2021.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2021	2020	2019
U.S. operations	$34,742	$9,577	$23,384
Foreign operations	116,277	59,772	81,762

	$151,019	$69,349	$105,146

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$4,825	$1,685	$3,280
State and local	518	90	713
Foreign	36,164	17,024	27,412
	41,507	18,799	31,405
Deferred:
Federal	4	(215)	(3)
State and local	11	44	(22)
Foreign	(530)	753	(2,304)
	(515)	582	(2,329)
Total income tax expense	$40,992	$19,381	$29,076

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020
Net deferred tax assets:
Foreign net operating loss carry-forwards	$1,292	$360
Inventory and accounts receivable	4,508	1,928
Profit sharing	3,787	2,936
Stock option compensation	732	718
Effect of inventory profit elimination	5,112	4,443
Other	407	910
Total gross deferred tax assets, net	15,838	11,295
Valuation allowance	(3,582)	(360)
Net deferred tax assets	12,256	10,935
Deferred tax liabilities (long-term):
Building expenses	(1,082)	—
Trademarks and licenses	(2,551)	(2,894)
Unrealized gain on marketable equity securities	(436)	—
Other	(251)	—
Total deferred tax liabilities	(4,320)	(2,894)
Net deferred tax assets	$7,936	$8,041

Valuation allowances have been provided for deferred tax assets relating to foreign net operating loss carry-forwards and reserves acquired in connection with the acquisition of Interparfums Italia srl, as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of the deferred tax assets.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

No other valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company estimated of the effect of global intangible low-taxed income (“GILTI”) and has determined that it has no tax liability related to GILTI as of December 31, 2021, 2020 and 2019. The Company also estimated the effect of foreign derived intangible income (“FDII”) and recorded a tax benefit of approximately $0.9 million, $0.3 million and $0.9 million as of December 31, 2021, 2020 and 2019, respectively.

French Tax Settlement

The French authorities had considered that the existence of IP Suisse, a wholly-owned subsidiary of Interparfums SA, does not, in and of itself, constitute a permanent establishment and therefore Interparfums, SA should pay French taxes on all or part of the profits of that entity. In June 2021, a global settlement agreement was reached with the French Tax Authority whereby Interparfums SA paid in December 2021, €2.5 million (approximately $2.9 million) effectively lowering the Lanvin brand royalty rate charged by IP Suisse for the periods from 2017 through 2020. Interparfums SA also agreed to apply the lower rate in 2021 through 2025 and to transfer the Lanvin brand from IP Suisse to Interparfums, SA by December 31, 2025.

The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2017.

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2021	2020	2019
Statutory rates	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	0.3	0.2	0.6
Windfall benefit from exercise of stock options	(0.9)	(0.6)	(0.7)
Benefit of Foreign Derived Intangible Income	(0.6)	(0.4)	(0.9)
Effect of foreign taxes greater than
U.S. statutory rates	7.4	7.5	7.5
Other	(0.1)	0.2	0.1
Effective rates	27.1%	27.9%	27.6%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(In thousands except share and per share data)

(17)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2021	2020	2019

Net derivative instruments, beginning of year	$—	$52	$136
Net derivative instrument loss, net of tax	(992)	(52)	(84)
Net derivative instruments, end of year	(992)	—	52

Cumulative translation adjustments, beginning of year	(5,997)	(39,905)	(33,786)
Translation adjustments	(31,443)	33,908	(6,119)
Cumulative translation adjustments, end of year	(37,440)	(5,997)	(39,905)

Accumulated other comprehensive loss	$(38,432)	$(5,997)	$(39,853)

(18)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2021	2020	2019

Net income attributable to Inter Parfums, Inc.	$87,411	$38,219	$60,249
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	—	(5,167)
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$87,411	$38,219	$55,082

(19)	Reconciliation of Cash and Cash Equivalents to the Statement of Cash Flows

The following table summarizes cash and cash equivalents as of December 31, 2021:

December 31, 2021

Cash and cash equivalents per balance sheet	$159,613
Cash held in escrow included in other assets (see note 3)	8,774

Cash and cash equivalents per statement of cash flows	$168,387

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions describe		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2021	$5,550	877	(843	)(d)	3,336	(a)	2,247
Year ended December 31, 2020	$2,452	4,824	381	(d)	2,107	(a)	5,550
Year ended December 31, 2019	$2,602	1,380	(41	)(d)	1,489	(a)	2,452

Allowance for sales returns, net of inventory:
Year ended December 31, 2021	$2,242	3,042	—		2,042	(b)	3,242
Year ended December 31, 2020	$2,587	1,978	—		2,323	(b)	2,242
Year ended December 31, 2019	$1,379	2,387	—		1,179	(b)	2,587

Inventory reserve:
Year ended December 31, 2021	$9,371	8,217	7,041	(d)(e)	8,852	(c)	15,777
Year ended December 31, 2020	$4,909	7,212	616	(d)	3,366	(c)	9,371
Year ended December 31, 2019	$4,854	5,321	(70	)(d)	5,196	(c)	4,909

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment
(e)	Inventory reserves acquired of $7,639

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	March 1, 2022

/s/ Russell Greenberg
Russell Greenberg	Chief Financial and Accounting Officer and Director	March 1, 2022

/s/ Philippe Benacin
Philippe Benacin	Director	February 25, 2022

/s/ Philippe Santi
Philippe Santi	Director	February 25, 2022

/s/ François Heilbronn
François Heilbronn	Director	February 28, 2022

/s/ Robert Bensoussan
Robert Bensoussan	Director	February 25, 2022

/s/ Patrick Choël
Patrick Choël	Director	February 28, 2022

/s/ Michel Dyens
Michel Dyens	Director	February 25, 2022

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	February 28, 2022

/s/ Gilbert Harrison
Gilbert Harrison	Director	February 25, 2022

Exhibit Index

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

Exhibit No.	Description
10.166	Form of Option Agreement for Options Granted to Executive Officers on December 29, 2017 with Schedule of Option Holders and Options Granted

10.167	Form of Option Agreement for Options Granted to Executive Officers on January 19, 2018 with Schedule of Option Holders and Options Granted

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

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

The following document previously filed with the Commission is incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2020:

Exhibit No.	Description
10.171	Form of Amendment to Consulting Agreement for Jean Madar Holding SAS

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019:

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

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020:

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

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

Exhibit No.	Description
3.6	Organizational Document of Inter Parfums (Suisse) Sarl (French original)

3.6.1	Organizational Document of Inter Parfums (Suisse) Sarl (English translation)

3.9	Amended and Restated By-laws (correction to name only)

10.165	Form of Option Agreement for Options Granted to Executive Officers on December 31, 2016 with Schedule of Option Holders and Options Granted

Exhibits Filed and Attached to this report:

The following document previously filed with the Commission more than five years ago is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016:

Exhibit No.	Description	Page No.
3.8	Articles of Association of Parfums Rochas Spain, Limited Liability Company (Spanish with English translation)	127

The following document previously filed with the Commission more than five years ago is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016:

4.33	2016 Stock Option Plan	158

  The following documents are filed with this report:

Exhibit No.	Description	Page Nos.
3.10	Interparfums Italia srl (formerly Parfums Italia srl) Incorporation Deed dated September 8, 2021 (Italian language)	128

3.10.1	Interparfums Italia srl (formerly Parfums Italia srl) Incorporation Deed dated September 8, 2021 (English translation)	131

3.10.2	Interparfums Italia srl (formerly Parfums Italia srl) Amendment to Certificate of Organization dated October 1, 2021 (Italian language)	134

3.10.3	Interparfums Italia srl (formerly Parfums Italia srl) Amendment to Certificate of Organization dated October 1, 2021 (English translation)	137

21	List of Subsidiaries	168

23	Consent of Mazars USA LLP	169

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	170

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	172

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	174

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	175