Form 10-Q
period 2022-03-31
INTER PARFUMS INC
filed 2022-05-10
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 10, 2022, there were 31,844,865 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021, included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$110,122	$159,613
Short-term investments	155,114	160,014
Accounts receivable, net	206,258	159,281
Inventories	227,108	198,914
Receivables, other	12,527	10,308
Other current assets	23,161	21,375
Income taxes receivable	177	210

Total current assets	734,467	709,715

Property, equipment and leasehold improvements, net	157,729	149,352

Right-of-use assets, net	31,510	33,728
Trademarks, licenses and other intangible assets, net	208,960	214,047
Deferred tax assets	7,664	7,936

Other assets	21,878	30,586

Total assets	$1,162,208	$1,145,364

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,377	$15,911
Current portion of lease liabilities	4,640	6,014
Accounts payable – trade	72,568	81,980
Accrued expenses	144,724	136,677
Income taxes payable	13,920	4,328

Total current liabilities	250,229	244,910

Long–term debt, less current portion	125,164	132,902

Lease liabilities, less current portion	28,574	29,220

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,843,845 and 31,830,420 shares at March 31, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	88,181	87,132
Retained earnings	580,094	560,663
Accumulated other comprehensive loss	(46,273)	(38,432)
Treasury stock, at cost, 9,864,805 shares at March 31, 2022 and December 31, 2021	(37,475)	(37,475)

Total Inter Parfums, Inc. shareholders’ equity	584,559	571,920

Noncontrolling interest	173,682	166,412

Total equity	758,241	738,332

Total liabilities and equity	$1,162,208	$1,145,364

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$250,678	$198,528

Cost of sales	92,020	73,280

Gross margin	158,658	125,248

Selling, general and administrative expenses	97,441	74,896

Impairment loss	--	2,393

Income from operations	61,217	47,959

Other expenses (income):
Interest expense	883	377
Gain on foreign currency	(2,239)	(1,866)
Interest and investment (income) loss	1,466	(386)
Other income	(116)	(192)

	(6)	(2,067)

Income before income taxes	61,223	50,026

Income taxes	14,932	13,400

Net income	46,291	36,626

Less: Net income attributable to the noncontrolling interest	10,992	8,964

Net income attributable to Inter Parfums, Inc.	$35,299	$27,662

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.11	$0.87
Diluted	$1.10	$0.87

Weighted average number of shares outstanding:
Basic	31,840	31,631
Diluted	32,010	31,772

Dividends declared per share	$0.50	$0.25

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Comprehensive income:

Net income	$46,291	$36,626

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	261	(600)

Transfer from OCI into earnings	992	--

Translation adjustments, net of tax	(12,441)	(26,119)

Comprehensive income	35,103	9,907

Comprehensive income (loss) attributable to the noncontrolling interests:

Net income	10,992	8,964

Other comprehensive income (loss):

Net derivative instrument gain (loss), net of tax	72	(164)

Translation adjustments, net of tax	(3,419)	(8,941)

Comprehensive income (loss) attributable to the noncontrolling interests	7,645	(141)

Comprehensive income attributable to Inter Parfums, Inc.	$27,458	$10,048

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	87,132	75,708
Shares issued upon exercise of stock options	708	1,467
Share-based compensation	341	391
Additional paid-in capital, end of period	88,181	77,566

Retained earnings, beginning of period	560,663	503,567
Net income	35,299	27,662
Dividends	(15,921)	(7,913)
Share-based compensation (adjustment)	53	284
Retained earnings, end of period	580,094	523,600

Accumulated other comprehensive loss, beginning of period	(38,432)	(5,997)
Foreign currency translation adjustment, net of tax	(9,022)	(17,178)
Transfer from other comprehensive income into earnings	992	--
Net derivative instrument gain (loss), net of tax	189	(436)
Accumulated other comprehensive loss, end of period	(46,273)	(23,611)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	166,412	166,615
Net income	10,992	8,964
Foreign currency translation adjustment, net of tax	(3,419)	(8,941)
Net derivative instrument gain (loss), net of tax	72	(164)
Share-based compensation (adjustment)	11	(22)
Transfer of subsidiary shares purchased	54	99
Dividends	(440)	--
Noncontrolling interest, end of period	173,682	166,551

Total equity	$758,241	$706,663

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$46,291	$36,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,124	2,529
Provision for doubtful accounts	1,048	1,354
Noncash stock compensation	654	732
Share of income of equity investment	(116)	(192)
Impairment loss	--	2,393
Noncash lease expense	1,881	1,735
Deferred tax provision	135	58
Change in fair value of derivatives	(3,803)	1,699
Changes in:
Accounts receivable	(50,316)	(32,566)
Inventories	(31,195)	4,951
Other assets	(2,869)	(3,819)
Operating lease liabilities	(1,671)	(1,499)
Accounts payable and accrued expenses	3,203	8,102
Income taxes, net	9,690	10,413

Net cash provided by (used in) operating activities	(23,944)	32,516

Cash flows from investing activities:
Purchases of short-term investments	(2,243)	(30,367)
Proceeds from sale of short-term investments	3,982	--
Purchases of property, equipment and leasehold improvements	(12,895)	(1,205)
Payment for intangible assets acquired	(647)	(302)

Net cash used in investing activities	(11,803)	(31,874)

Cash flows from financing activities:
Repayment of long-term debt	(4,379)	(14,324)
Proceeds from exercise of options	708	1,467
Dividends paid	(15,921)	(7,913)
Dividends paid to noncontrolling interest	(440)	--

Net cash used in financing activities	(20,032)	(20,770)

Effect of exchange rate changes on cash	(2,486)	(6,240)

Net decrease in cash and cash equivalents	(58,265)	(26,368)

Cash and cash equivalents - beginning of period	168,387	169,681

Cash and cash equivalents - end of period	$110,122	$143,313

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$797	$375
Income taxes	5,193	2,861

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2021.

2.	Impact of COVID-19 Pandemic:

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. In response, various national, state, and local governments issued decrees prohibiting certain businesses from operating and certain classes of workers from reporting to work.

Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill and caused a significant unfavorable impact on our results of operations in 2020.

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and thus far in 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel, in the near-term, we continue to believe that global travel retail will once again be a growth opportunity for the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021 by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until later in 2022. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2022.

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

(In thousands)

Inventories	$17,805
Trademarks and licenses	15,880
Other assets	3,033
Assets acquired	36,718

Liabilities assumed	(958)
Total Consideration	$35,760

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, our 73% owned French subsidiary, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The purchase price includes the complete renovation of the site. As of March 31, 2022, $138.4 million of the purchase price, including approximately $3.4 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of March 31, 2022. The purchase price has been allocated approximately $63.6 million to land and $74.8 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $5.4 million of cash held in escrow is also included in property, equipment and leasehold improvements on the accompanying balance sheet as of March 31, 2022.

The acquisition was financed by a 10-year €120 million (approximately $133 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials and component parts	$114,308	$111,312
Finished goods	112,800	87,602

	$227,108	$198,914

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$155,114	$20,650	$134,464	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,476	—	1,476	—

	$156,590	$20,650	$135,940	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$1,596	$—	$1,596	$—
Interest rate swaps	(2,579)	—	(2,579)	—

	$(983)	$—	$(983)	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$160,014	$24,506	$135,508	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$1,982	$—	$1,982	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	63	—	63	—
Interest rate swaps	(234)	—	(234)	—

.	$1,811	$—	$1,811	$—

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $133 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both the three months ended March 31, 2022 and 2021.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2022, resulted in a net liability and is included in accrued expenses on the accompanying balance sheet.

At March 31, 2022, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $153.0 million, GB £1.0 million and JPY ¥150.0 million, which all have maturities of less than one year.

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

As of March 31, 2022, the weighted average remaining lease term was 6.7 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $1.8 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. Operating lease payments included in operating cash flows totaled $1.7 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and there were no noncash additions to operating lease assets for the three months ended March 31, 2022 and 2021.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2022 and 2021 aggregated $0.10 million and $0.09 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	209,510	$13.45
Nonvested options granted	--	--
Nonvested options vested or forfeited	(9,780)	$12.18
Nonvested options – end of period	199,730	$13.51

Share-based payment expense decreased income before income taxes by $0.65 million and $0.73 million for the three months ended March 31, 2022 and 2021, respectively, and decreased income attributable to Inter Parfums, Inc. by $0.44 million and $0.49 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes stock option information as of March 31, 2022:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	524,900	$57.58
Options forfeited	(1,180)	65.96
Options exercised	(13,425)	52.73

Outstanding at March 31, 2022	510,295	$57.69

Options exercisable	310,565	$52.42
Options available for future grants	613,715

As of March 31, 2022, the weighted average remaining contractual life of options outstanding is 2.51 years (2.12 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $15.5 million and $11.1 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.5 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2022 and 2021were as follows:

(In thousands)	March 31, 2022	March 31, 2021

Cash proceeds from stock options exercised	$708	$1,467
Tax benefits	75	200
Intrinsic value of stock options exercised	635	1,457

The weighted average fair values of the options granted by Inter Parfums, Inc. during the three months ended March 31, 2021 were $11.35 per share on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. There were no options granted during the three months ended March 31, 2022. The assumptions used in the Black-Scholes pricing model for the period ended March 31, 2021 is set forth in the following table:

March 31, 2021

Weighted average expected stock-price volatility	25%
Weighted average expected option life	5 years
Weighted average risk-free interest rate	0.4%
Weighted average dividend yield	1.6%

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. As of March 31, 2022, the number of shares to be distributed, after forfeited shares, was 172,343 resulting from modifications and stock splits. The increase in shares anticipated to be distributed were transferred from treasury shares at the Interparfums SA level. The revised cost of the grant was approximately $4.4 million.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2022	2021
Numerator:
Net income attributable to Inter Parfums, Inc.	$35,299	$27,662
Denominator:
Weighted average shares	31,840	31,631
Effect of dilutive securities:
Stock options	170	141
Denominator for diluted earnings per share	32,010	31,772

Earnings per share:
Net income attributable to Inter
Parfums, Inc. common shareholders:
Basic	$1.11	$0.87
Diluted	1.10	0.87

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.35 million shares of common stock for the three months ended March 31, 2021. There were no antidilutive potential common shares outstanding for the three months ended March 31, 2022.

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

(In thousands)	Three months ended March 31,
	2022	2021
Net sales:
United States	$68,502	$39,196
Europe	182,182	159,766
Eliminations	(6)	(434)

	$250,678	$198,528

Net income attributable to Inter Parfums, Inc.:
United States	$6,514	$4,187
Europe	28,785	23,475

	$35,299	$27,662

	March 31,	December 31,
	2022	2021
Total Assets:
United States	$239,559	$247,703
Europe	950,036	931,735
Eliminations	(27,387)	(34,074)
	$1,162,208	$1,145,364

12.	Reclassifications:

Certain prior year’s amounts in the accompanying consolidated statements of cash flows have been reclassified to conform to current period presentation.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2021, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 73% and 80% of net sales for the three months ended March 31, 2022 and 2021, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, S.T. Dupont, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 27% and 20% of net sales for the three months ended March 31, 2022 and 2021, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Three Months Ended March 31,
	2022	2021

Montblanc	19%	20%
Jimmy Choo	15%	18%
Coach	15%	16%
GUESS	11%	10%

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

The Russian invasion of Ukraine has negatively impacted our operations in both Russia and Ukraine. Since the invasion of Ukraine by Russia, we have been following regulations and sanctions which vary by country. In fiscal 2021, our operations in Ukraine and Russia accounted for approximately 4% of consolidated net sales. Future impacts on our business, including sanctions and counter-sanctions, are difficult to predict due to the high level of uncertainty as to how these developments will evolve.

We are monitoring the effects of this conflict, including the risks that may affect our business, and expect that we will adjust our plans accordingly as the situation progresses. We do not expect any material credit losses as most of our receivables on sales to Russia and Ukraine are covered by insurance or are being paid in advance.

For the three months ended March 31, 2022, the activities related to Russia and Ukraine did not have a material impact on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and in March 2020, the World Health Organization declared COVID-19 a pandemic. In response, various national, state, and local governments issued decrees prohibiting certain businesses from operating and certain classes of workers from reporting to work.

Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill and caused a significant unfavorable impact on our results of operations in 2020.

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and thus far in 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel in the near-term, we continue to believe that global travel retail will once again be a growth opportunity for the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until later in 2022. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2022.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 1, 2021. All amounts have been translated to U.S. dollars at the October 1, 2021 exchange rate.

(In thousands)

Inventories	$17,805
Trademarks and licenses	15,880
Other assets	3,033

Assets acquired	36,718

Liabilities assumed	(958)
Total Consideration	$35,760

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

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, our 73% owned French Subsidiary, completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price includes the complete renovation of the site. As of March 31, 2022, $138.4 million of the purchase price, including approximately $3.4 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of March 31, 2022. The purchase price has been allocated approximately $63.6 million to land and $74.8 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $5.4 million of cash held in escrow is included in property, equipment and leasehold improvements on the accompanying balance sheet as of March 31, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

The acquisition was financed by a 10-year €120 million (approximately $133 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2021 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Net Sales:

	Three months ended March 31,
(in millions)	2022	2021	% Change

European based product sales	$182.2	$159.7	14.0%
United States based product sales	68.5	38.8	76.7%
	$250.7	$198.5	26.3%

Net sales for the three months ended March 31, 2022, increased 26% from March 31, 2021. At comparable foreign currency exchange rates, net sales increased 30% from the first quarter of 2021. The average dollar/euro exchange rate for the current first quarter was 1.12 compared to 1.20 in the first quarter of 2021.

The current first quarter was exceptionally strong for both European and United States based operations, as net sales increased 14% and 77%, respectively, as compared to the corresponding period of the prior year. Although the results are exceptional, the strength of the U.S. dollar versus the euro muted the reported sales achieved by European brands. In addition, our U.S. distribution subsidiary for European based products encountered shipping related issues following a change in the distribution software by its logistics partner. Although those issues are now largely resolved, U.S. sales of European brands were negatively impacted in the first quarter.

For European based operations, our largest brands, Montblanc, Jimmy Choo and Coach grew first quarter 2022 sales by 22%, 7% and 22%, respectively, as compared to the corresponding period of the prior year. For U.S. operations, GUESS was the most significant contributor with first quarter 2022 brand sales 36% ahead of last year’s first quarter.

During the first quarter of 2022, we debuted Montblanc Legend Red, a new Coach signature scent and Coach Dreams Sunset extensions, and GUESS Uomo which contributed to the double digit brand sales gains. Many of our mid-sized brands, including Abercrombie & Fitch, Kate Spade, Oscar de la Renta, and Van Cleef & Arpels, also achieved double digit sales gains. The increase in first quarter sales also reflects incremental sales generated by MCM and Moncler, two newer brands whose initial products debuted in the second and fourth quarters of 2021, respectively. Similarly, initial sales of Ferragamo and Ungaro legacy scents contributed to the first quarter sales increase.

INTER PARFUMS, INC. AND SUBSIDIARIES

The first quarter started on a strong note and we look forward executing our plans for the remainder of the year. Our brands are in high demand in a robust environment for the fragrance industry. We have a large number of brand extensions across many of our brands launching throughout the year plus Boucheron Singulier and Coach Open Road, entirely new men’s pillars, in the second half. Our new Paris headquarters are now staffed and operational as is our new Italian subsidiary. Plus, in July Donna Karan and DKNY fragrances will join our brand portfolio. In sum, 2022 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds, most notably limited travel retail business and supply chain disruptions.

Net Sales to Customers by Region	Three months ended March 31,
(In millions)	2022	2021

North America	$81.5	$72.6
Western Europe	63.6	45.2
Asia	42.5	30.1
Middle East	24.1	18.9
Central and South America	18.3	13.3
Eastern Europe	18.0	15.9
Other	2.7	2.5
	$250.7	$198.5

First quarter sales in our largest market, North America, rose 12%, followed by Western Europe and Asia/Pacific where comparable quarter sales in both regions increased 41%. Our sales in the Middle East, Central and South America, and Eastern Europe were also robust, up 27%, 38% and 13%, respectively. Additionally, our travel retail business is beginning to show signs of renewed life.

Gross Profit margin	Three months ended March 31,
(in millions)	2022	2021

European operations
Net sales	$182.2	$159.8
Cost of sales	60.5	55.2
Gross margin	$121.7	$104.6
Gross margin as a % of net sales	66.8%	65.5%

United States operations
Net sales	$68.5	$38.8
Cost of sales	31.6	18.2
Gross margin	$36.9	$20.6
Gross margin as a % of net sales	53.9%	53.2%

For European based operations, gross profit margin as a percentage of net sales was 66.8% and 65.5% in the first quarters of 2022 and 2021, respectively. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.12 in the 2022 first quarter compared to 1.20 in the first quarter of 2021. The margin gains in 2022 is primarily the result of the stronger U.S. dollar in 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

For United States operations, gross profit margin was 53.9% and 53.2% in the first quarters of 2022 and 2021, respectively. The significant increase in sales in the first quarter of 2022 allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, as compared to the corresponding period of the prior year.

As previously mentioned, supply chain disruptions affecting the procurement of components, the ability to transport goods, and related cost increases have and are expected to continue to have a negative impact on sales and gross margin. While we have been addressing these issues and have implemented processes to mitigate the impact, prolonged disruption could have a material negative effect on our sales and gross margin.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.7 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended March 31,
(In millions)	2022	2021

European Operations
Selling, general and administrative expenses	$69.0	$59.4
Selling, general and administrative expenses as a percent of net sales	37.9%	37.2%

United States Operations
Selling, general and administrative expenses	$28.4	$15.5
Selling, general and administrative expenses as a percent of net sales	41.5%	39.9%

For European operations, selling, general and administrative expenses increased 16.2% in the 2022 first quarter, as compared to the corresponding period of the prior year, and represented 37.9% and 37.2% of net sales in the 2022 and 2021 periods, respectively. For United States operations, selling, general and administrative expenses increased 83.7% in the 2022 first quarter, as compared to the corresponding period of the prior year, and represented 41.5% and 39.9% of net sales in the 2022 and 2021 periods, respectively. As discussed in more detail below, the increased selling, general and administrative expenses as a percent of net sales are primarily the result of increases in promotion and advertising expenditures.

Promotion and advertising included in selling, general and administrative expenses aggregated $34.2 million and $21.8 million in the first quarters of 2022 and 2021, respectively, and represented 13.6% and 11.0% of net sales in the 2022 and 2021 periods, respectively. Throughout 2021, sales rebounded far more rapidly than originally anticipated causing us to play catchup with promotional and adverting programs throughout the year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. We anticipate that on a full year basis, future promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $19.4 million for the three months ended March 31, 2022, as compared to $15.4 million for the corresponding periods of the prior year. Royalty expense represented 7.7% of net sales for both the three months ended March 31, 2022 and 2021.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 24.4% and 24.2% for the three months ended March 31, 2022 and 2021, respectively.

Other Income and Expense

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. However, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $133 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for fixed interest rate debt.

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

Interest and investment (income) loss represents interest earned on cash and cash equivalents and short-term investments. As of March 31, 2022, short-term investments include approximately $20.7 million of marketable equity securities of other companies in the luxury goods sector. Interest and investment (income) loss for the three months ended March 31, 2022, includes approximately $3.4 million of losses on such marketable equity securities.

Income Taxes

Our consolidated effective tax rate was 24.4% and 26.8% for the three months ended March 31, 2022 and 2021, respectively.

The effective tax rate for European operations was 25% and 28% for the three months ended March 31, 2022 and 2021, respectively. The decline is primarily the result of a decrease in the French corporate income tax rate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our effective tax rate for U.S. operations was 20.7% for the three months ended March 31, 2022, as compared to 17.0% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. The lower effective tax rate in 2021 is a result of discrete tax items related to benefits received from the exercise of stock options.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income

	Three Months Ended March 31,
	2022	2021
	(In thousands)

Net income attributable to European operations	$39,776	$32,439
Net income attributable to United States operations	6,515	4,187
Net income	46,291	36,626
Less: Net income attributable to the noncontrolling interest	10,992	8,964
Net income attributable to Inter Parfums, Inc.	$35,299	$27,662

Net income attributable to European operations was $39.8 million and $32.4 million for the three months ended March 31, 2022 and 2021, respectively, while net income attributable to United States operations was $6.5 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. The significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 27.6% of European operations net income for both the three months ended March 31, 2022 and 2021. Net margins attributable to Inter Parfums, Inc. as of March 31, 2022 and 2021 aggregated 14.1% and 13.9%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of March 31, 2022, we had $265 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of March 31, 2022, short-term investments include approximately $20.7 million of marketable equity securities.

As of March 31, 2022, working capital aggregated $484 million and we had a working capital ratio of 2.9 to 1. Approximately 82% of the Company’s total assets are held by European operations, and approximately $167 million of trademarks, licenses and other intangible assets are also held by European operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in our 2021 annual report on Form 10-K. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2021, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. As we recently reported, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. This license is expected to take effect on July 1, 2022. Opportunities for external growth are regularly examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $23.9 million for the three months ended March 31, 2022, as compared to cash provided by operating activities of $32.5 million for the corresponding period of the prior year. For the three months ended March 31, 2022, working capital items used $73.2 million in cash from operating activities, as compared to $14.4 million in the 2021 period. Although from a cash flow perspective accounts receivable is up 32% from year end 2021, the balance is reasonable based on first quarter 2022 record sales levels and reflects reasonable collection activity as day’s sales outstanding was 75 days, up slightly from 71 days in the corresponding period of the prior year. From a cash flow perspective, inventory levels as of March 31, 2022, increased 16% from year end 2021. Although inventories include product needed to support new product launches, the overall balance is lower than historic levels due primarily to supply chain disruptions. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold.

Cash flows used in investing activities in 2022 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $47 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. During the three months ended March 31, 2022, approximately $4.9 million was added to property costs relating to our new Paris corporate headquarters. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2022, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2022 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding pursuant to these facilities as of both March 31, 2022 and 2021.

In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. In February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. The next quarterly cash dividend of $0.50 per share is payable on June 30, 2022, to shareholders of record on June 15, 2022.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three months ended March 31, 2022.

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

At March 31, 2022, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $153.0 million and GB £1.0 million and JPY ¥150 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2022.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and Chief Financial Officer