Form 10-Q
period 2022-06-30
INTER PARFUMS INC
filed 2022-08-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

(212) 983-2640
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value per share	IPAR	The Nasdaq Stock Market

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

At August 9, 2022, there were 31,858,625 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$52,235	$159,613
Short-term investments	143,642	160,014
Accounts receivable, net	192,547	159,281
Inventories	265,835	198,914
Receivables, other	7,441	10,308
Other current assets	18,304	21,375
Income taxes receivable	223	210
Total current assets	680,227	709,715

Property, equipment and leasehold improvements, net	162,447	149,352
Right-of-use assets, net	29,792	33,728
Trademarks, licenses and other intangible assets, net	196,211	214,047
Deferred tax assets	9,836	7,936
Other assets	23,939	30,586
Total assets	$1,102,452	$1,145,364

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,342	$15,911
Current portion of lease liabilities	4,850	6,014
Accounts payable – trade	83,409	81,980
Accrued expenses	122,061	136,677
Income taxes payable	11,837	4,328
Total current liabilities	235,499	244,910

Long–term debt, less current portion	117,354	132,902
Lease liabilities, less current portion	26,594	29,220

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	--	--
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,845,965 and 31,830,420 shares at June 30, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	84,316	87,132
Retained earnings	593,367	560,663
Accumulated other comprehensive loss	(70,426)	(38,432)
Treasury stock, at cost, 9,864,805 shares at June 30, 2022 and December 31, 2021	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	569,814	571,920
Noncontrolling interest	153,191	166,412
Total equity	723,005	738,332
Total liabilities and equity	$1,102,452	$1,145,364

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$244,725	$207,573	$495,403	$406,101

Cost of sales	90,943	75,223	182,963	148,502

Gross margin	153,782	132,350	312,440	257,599

Selling, general and administrative expenses	108,385	87,695	205,825	162,591

Impairment loss	--	--	--	2,394

Income from operations	45,397	44,655	106,615	92,614

Other expenses (income):
Interest expense	1,023	1,270	1,907	1,647
(Gain) loss on foreign currency	(279)	309	(2,518)	(1,557)
Interest and investment (income) loss	(464)	(768)	1,002	(1,155)
Other (income) expense	(328)	93	(444)	(98)

	(48)	904	(53)	(1,163)

Income before income taxes	45,445	43,751	106,668	93,777

Income taxes	10,925	14,715	25,857	28,115

Net income	34,520	29,036	80,811	65,662

Less: Net income attributable to the noncontrolling interest	6,903	6,379	17,895	15,343

Net income attributable to Inter Parfums, Inc.	$27,617	$22,657	$62,916	$50,319

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.87	$0.72	$1.98	$1.59
Diluted	$0.86	$0.71	$1.97	$1.58

Weighted average number of shares outstanding:
Basic	31,845	31,653	31,843	31,642
Diluted	31,952	31,799	31,981	31,786

Dividends declared per share	$0.50	$0.25	$1.00	$0.50

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive income:

Net income	$34,520	$29,036	$80,811	$65,662

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(1,749)	506	(1,488)	(94)

Transfer from OCI into earnings	--	--	992	--

Translation adjustments, net of tax	(33,630)	8,312	(46,071)	(17,807)

Comprehensive income (loss)	(859)	37,854	34,244	47,761

Comprehensive income attributable to the noncontrolling interests:

Net income	6,903	6,379	17,895	15,343

Other comprehensive income (loss):

Net derivative instrument gain (loss), net of tax	(483)	138	(411)	(26)

Translation adjustments, net of tax	(10,743)	2,526	(14,162)	(6,415)

Comprehensive income (loss) attributable to the noncontrolling interests	(4,323)	9,043	3,322	8,902

Comprehensive income attributable to Inter Parfums, Inc.	$3,464	$28,811	$30,922	$38,859

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	87,132	75,708
Shares issued upon exercise of stock options	810	1,583
Share-based compensation	679	783
Purchase of subsidiary shares	(4,305)	--
Transfer of subsidiary shares purchased	--	(545)
Additional paid-in capital, end of period	84,316	77,529

Retained earnings, beginning of period	560,663	503,567
Net income	62,916	50,319
Dividends	(31,844)	(15,826)
Share-based compensation	1,632	630
Retained earnings, end of period	593,367	538,690

Accumulated other comprehensive loss, beginning of period	(38,432)	(5,997)
Foreign currency translation adjustment, net of tax	(31,909)	(11,392)
Transfer from other comprehensive income into earnings	992	--
Net derivative instrument gain (loss), net of tax	(1,077)	(68)
Accumulated other comprehensive loss, end of period	(70,426)	(17,457)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	166,412	166,615
Net income	17,895	15,343
Foreign currency translation adjustment, net of tax	(14,162)	(6,415)
Net derivative instrument gain (loss), net of tax	(411)	(26)
Share-based compensation (adjustment)	(389)	(46)
Purchase of subsidiary shares	(152)	--
Transfer of subsidiary shares purchased	54	225
Dividends	(16,056)	(9,484)
Noncontrolling interest, end of period	153,191	166,212

Total equity	$723,005	$727,531

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$80,811	$65,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,803	4,941
Provision for doubtful accounts	1,241	1,247
Noncash stock compensation	1,877	1,447
Share of income of equity investment	(444)	(98)
Impairment loss	--	2,393
Noncash lease expense	3,017	5,060
Deferred tax provision (benefit)	(2,595)	1,653
Change in fair value of derivatives	(2,036)	1,154
Changes in:
Accounts receivable	(48,085)	(57,115)
Inventories	(81,188)	(8,498)
Other assets	(1,872)	(25,860)
Operating lease liabilities	(2,822)	(4,567)
Accounts payable and accrued expenses	7,916	34,588
Income taxes, net	8,869	16,105

Net cash provided by (used in) operating activities	(28,508)	38,112

Cash flows from investing activities:
Purchases of short-term investments	(2,941)	(30,649)
Proceeds from sale of short-term investments	6,211	4,821
Purchases of property, equipment and leasehold improvements	(30,305)	(120,253)
Payment for intangible assets acquired	(1,016)	(648)

Net cash used in investing activities	(28,051)	(146,729)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	160,389
Repayment of long-term debt	(7,522)	(17,888)
Proceeds from exercise of options	810	1,583
Purchase of subsidiary shares from noncontrolling interest	(4,403)	--
Dividends paid	(31,844)	(15,826)
Dividends paid to noncontrolling interest	(16,056)	(9,484)

Net cash provided by (used in) financing activities	(59,015)	118,774

Effect of exchange rate changes on cash	(578)	(4,490)

Net increase (decrease) in cash and cash equivalents	(116,152)	5,667

Cash and cash equivalents - beginning of period	168,387	169,681

Cash and cash equivalents - end of period	$52,235	$175,348

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,581	$963
Income taxes	16,369	12,568

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and thus far in 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel, the travel retail business is beginning to pick up. We remain confident that travel retail will once again be a source of growth over the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until later in 2022. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2022.

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

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance related products, under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2023.

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, our 73% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price includes the complete renovation of the site and includes the purchase of several apartments in the surrounding area to be used as additional office space. As of June 30, 2022, $142.7 million of the purchase price, including approximately $4.4 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2022. The purchase price has been allocated approximately $59.5 million to land and $83.2 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $5.1 million of cash held in escrow is included in property, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

The acquisition was financed by a 10-year €120 million (approximately $125 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials and component parts	$141,617	$111,312
Finished goods	124,218	87,602

	$265,835	$198,914

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$143,642	$16,839	$126,803	$—
Interest rate swaps	4,081	—	4,081

	$147,723	$16,839	$130,884	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$3,609	$—	$3,609	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,990	—	1,990	—

	$5,599	$—	$5,599	$—

		Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$160,014	$24,506	$135,508	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$1,982	$—	$1,982	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	63	—	63	—
Interest rate swaps	(234)	—	(234)	—

	$1,811	$—	$1,811	$—

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

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a variable rate not to exceed 2%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both the six months ended June 30, 2022 and 2021.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps is included in other assets on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2022, resulted in a net liability and is included in accrued expenses on the accompanying balance sheet.

At June 30, 2022, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $103.0 million and GB £3.0 million, which all have maturities of less than one year.

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

As of June 30, 2022, the weighted average remaining lease term was 6.3 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $1.3 million and $3.1 million for the three and six months ended June 30, 2022, respectively, as compared to $3.1 million and $4.9 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $2.8 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively, and noncash additions to operating lease assets totaled $0.5 million and $13.8 million for the six months ended June 30, 2022 and 2021, respectively.

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2022 and 2021 aggregated $0.10 million and $0.09 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	209,510	$13.45
Nonvested options granted	—	—
Nonvested options vested or forfeited	(9,960)	$12.21
Nonvested options – end of period	199,550	$13.51

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $1.22 million and $1.88 million for the three and six months ended June 30, 2022, respectively, as compared to $0.72 million and $1.45 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.74 million and $1.18 million for the three and six months ended June 30, 2022, respectively, as compared to $0.46 million and $0.94 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2022:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	524,900	$57.58
Options forfeited	(1,480)	67.41
Options exercised	(15,545)	52.10

Outstanding at June 30, 2022	507,875	$57.72

Options exercisable	308,325	$52.44
Options available for future grants	614,015

As of June 30, 2022, the weighted average remaining contractual life of options outstanding is 2.26 years (1.87 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $7.8 million and $6.4 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.2 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2022 and 2021 were as follows:

(In thousands)	June 30, 2022	June 30, 2021

Cash proceeds from stock options exercised	$810	$1,583
Tax benefits	75	200
Intrinsic value of stock options exercised	698	1,496

The weighted average fair values of the options granted by Inter Parfums, Inc. during the six months ended June 30, 2021 were $11.35 per share on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. There were no options granted during the six months ended June 30, 2022. The assumptions used in the Black-Scholes pricing model for the period ended June 30, 2021 is set forth in the following table:

June 30, 2021

Weighted average expected stock-price volatility	25%
Weighted average expected option life	5 years
Weighted average risk-free interest rate	0.4%
Weighted average dividend yield	1.6%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors would increase as the earnings of the Company and its stock price continues to increase.

In December 2018, Interparfums SA approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The corporate performance conditions were met and therefore in June 2022, 211,955 shares, adjusted for stock splits, were distributed. The aggregate cost of the grant of approximately $4.8 million was recognized as compensation cost on a straight-line basis over the requisite three-year service period.

In March 2022, Interparfums SA approved an additional plan to grant an aggregate of 88,400 shares to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2025 and will follow the same guidelines as the December 2018 plan.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 67,372 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $3.4 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the six months ended June 30, 2022, the Company acquired 63,281 shares at an aggregate cost of $3.1 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Inter Parfums, Inc.	$27,617	$22,657	$62,916	$50,319
Denominator:
Weighted average shares	31,845	31,653	31,843	31,642
Effect of dilutive securities:
Stock options	107	146	138	144
Denominator for diluted earnings per share	31,952	31,799	31,981	31,786

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$0.87	$0.72	$1.98	$1.59
Diluted	0.86	0.71	1.97	1.58

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.15 million shares of common stock for both three and six months ended June 30, 2022, as compared to 0.18 and 0.26 million shares of common stock for the three and six months ended June 30, 2021, respectively.

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales:
United States	$78,444	$46,511	$146,946	$85,707
Europe	166,287	161,151	348,469	320,917
Eliminations	(6)	(89)	(12)	(523)

	$244,725	$207,573	$495,403	$406,101

Net income attributable to Inter Parfums, Inc.:
United States	$9,991	$6,090	$16,505	$10,277
Europe	17,626	16,567	46,411	40,042

	$27,617	$22,657	$62,916	$50,319

			June 30,	December 31,
			2022	2021
Total Assets:
United States			$270,839	$247,703
Europe			854,886	931,735
Eliminations			(23,273)	(34,074)
			$1,102,452	$1,145,364

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 70% and 79% of net sales for the six months ended June 30, 2022 and 2021, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, S.T. Dupont, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 30% and 21% of net sales for the six months ended June 30, 2022 and 2021, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Six Months Ended June 30,
	2022	2021
Montblanc	19%	21%
Jimmy Choo	15%	18%
Coach	15%	16%
GUESS	12%	10%

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

INTER PARFUMS, INC. AND SUBSIDIARIES

The Russian invasion of Ukraine has negatively impacted our operations in both Russia and Ukraine. Since the invasion, we have been following regulations and sanctions which vary by country. In fiscal 2021, our operations in Ukraine and Russia accounted for approximately 4% of consolidated net sales. Future impacts on our business, including sanctions and counter-sanctions, are difficult to predict due to the high level of uncertainty as to how these developments will evolve.

We are monitoring the effects of this conflict, including the risks that may affect our business, and expect that we will adjust our plans accordingly as the situation progresses. We do not expect any material credit losses as most of our receivables on sales to Russia and Ukraine are covered by insurance or are being paid in advance.

For the six months ended June 30, 2022, the activities related to Russia and Ukraine did not have a material impact on our consolidated financial statements.

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and thus far in 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel, the travel retail business is beginning to pick up. We remain confident that travel retail will once again be a source of growth over the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until later in 2022. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic may have a material adverse effect on our results of our operations, financial position and cash flows through at least the end of 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

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

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement a with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance related products, under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2023.

INTER PARFUMS, INC. AND SUBSIDIARIES

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, our 73% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price includes the complete renovation of the site and includes the purchase of several apartments in the surrounding area to be used as additional office space. As of June 30, 2022, $142.7 million of the purchase price, including approximately $4.4 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2022. The purchase price has been allocated approximately $59.5 million to land and $83.2 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $5.1 million of cash held in escrow is included in property, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2022.

The acquisition was financed by a 10-year €120 million (approximately $125 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2021 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Six Months Ended June 30, 2022 as Compared to the Three and Six Months Ended June 30, 2021

Net Sales:

(in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change

European based product sales	$166.3	$161.2	3%	$348.5	$320.9	9%
United States based product sales	78.4	46.4	69%	146.9	85.2	72%
	$244.7	$207.6	18%	$495.4	$406.1	22%

INTER PARFUMS, INC. AND SUBSIDIARIES

Net sales for the three months ended June 30, 2022, increased 18% from the three months ended June 30, 2021. At comparable foreign currency exchange rates, net sales increased 24% from the second quarter of 2021. The average dollar/euro exchange rate for the current second quarter was 1.06 compared to 1.20 in the second quarter of 2021 while for the first half of 2022, the average dollar/euro exchange rate was 1.09 compared to 1.20 in the first half of 2021. Net sales for the six months ended June 30, 2022, increased 22% as compared to the first half of 2021. At comparable foreign currency exchange rates, net sales increased 27% from the first half of 2021.

Despite supply chain disruptions, inflation, lockdowns, transportation issues, the strength of the dollar, sanctions, the slow recovery of international travel, logistics difficulties in the U.S. caused by a change in shipping software by our local partner, and the war in Eastern Europe, 2022 is proving to be an exceptionally strong year for us on both sides of the Atlantic. Continuing the growth trend of the first quarter of 2022, second quarter sales by our U.S. operations were up substantially with comparable quarterly gains by GUESS, Abercrombie & Fitch, Oscar de la Renta, and MCM, increasing 39%, 40%, 35%, and 56%, respectively. Incremental sales of Ferragamo fragrances also factored into the increase. Of note, Uomo by GUESS was the only major launch during the second quarter; legacy scents and flankers fueled the gains by the other brands. Among the new flankers which launched in the second quarter were Authentic Moment by Abercrombie & Fitch, and a collector’s edition of our MCM scent.

The surge in the dollar masked the gains by our leading brands within our European operations. Montblanc, for example, grew net sales by 6% in dollars but 20% in euro. Similarly, Jimmy Choo brand sales rose 4% in dollars and 18% in euro, while Coach sales increased 13% in dollars and 28% in euros. In fact, in total, our European operations generated sales growth of 17% in euro but only 3% in dollars. In the second quarter, we launched the Moncler duo, Jimmy Choo Man Aqua and Lanvin Mon Éclat, along with the rollouts of Montblanc Legend Red, Kate Spade Sparkle and Coach Wild Rose which debuted in the first quarter.

The first half of 2022 started on a strong note and we look forward to executing our plans for the remainder of the year. Our brands are in high demand in a robust environment for the fragrance industry. We have a number of new product launches in the second half of the year, including Cosmic Sky for Anna Sui, a new Away flanker for Abercrombie & Fitch, and Ferragamo Bright Leather for U.S. operations. In addition, during the second half of the year, we will generate our first ever sales of Donna Karan and DKNY fragrance. For European operations, a new Coach men’s line will debut along with an extension of the Jimmy Choo I Want Choo line. Also planned is a new men’s line for Boucheron, two Rochas flankers for Byzance and Eau de Rochas, and a new member of the Collection Extraordinaire by Van Cleef & Arpels. In sum, 2022 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2022	2021

North America	$167.4	$154.5
Western Europe	124.4	88.7
Asia	87.2	62.8
Middle East	44.9	34.3
Central and South America	38.7	28.6
Eastern Europe	28.4	33.0
Other	4.4	4.2
	$495.4	$406.1

Our U.S. distribution subsidiary for European based products encountered shipping related issues following a change in the distribution software by its logistics partner. Although those issues are now largely resolved, U.S. sales of European brands were negatively impacted in the first half. As a result, sales in our largest market, North America, rose only 8% as compared to Western Europe and Asia where comparable sales increased 40% and 39%, respectively. Our sales in the Middle East, and Central and South America, were also robust, up 31% and 35%, respectively.

Gross Profit margin	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021

European operations
Net sales	$166.3	$161.2	$348.5	$320.9
Cost of sales	55.1	53.6	115.6	108.7
Gross margin	$111.2	$107.6	$232.9	$212.2
Gross margin as a % of net sales	66.9%	66.8%	66.8%	66.1%

United States operations
Net sales	$78.4	$46.4	$146.9	$85.2
Cost of sales	35.8	21.7	67.4	39.8
Gross margin	$42.6	$24.7	$79.5	$45.4
Gross margin as a % of net sales	54.3%	53.3%	54.1%	53.2%

For European based operations, gross profit margin as a percentage of net sales was 66.9% and 66.8% for the three and six months ended June 30, 2022, respectively, as compared to 66.8% and 66.1% for the corresponding periods of the prior year. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.09 in the 2022 second quarter compared to 1.20 in the second quarter of 2021. The margin gains in 2022 are primarily the result of the stronger U.S. dollar in 2022, however increased transportation and component costs mitigated much of the exchange rate benefit.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

For United States operations, gross profit margin was 54.3% and 54.1% for the three and six months ended June 30, 2022, respectively, as compared to 53.3% and 53.2% for the corresponding periods of the prior year. The increase in sales in the first half of 2022, allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, as compared to the corresponding period of the prior year.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.8 million and $5.5 million for the three and six months ended June 30, 2022, respectively, as compared to $2.0 million and $3.8 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021

European Operations
Selling, general and administrative expenses	$78.8	$70.9	$147.8	$130.3
Selling, general and administrative expenses as a percent of net sales	47.4%	44.0%	42.4%	40.6%

United States Operations
Selling, general and administrative expenses	$29.6	$16.8	$58.1	$32.3
Selling, general and administrative expenses as a percent of net sales	37.8%	36.2%	39.5%	37.9%

For European operations, selling, general and administrative expenses increased 11.1% and 13.4% for the three and six months ended June 30, 2022 as compared to the corresponding period of the prior year, and represented 47.4% and 42.4% of net sales for the three and six months ended June 30, 2022, respectively, as compared to 44.0% and 40.6% for the three and six months ended June 30, 2021, respectively. For United States operations, selling, general and administrative expenses increased 76.5% and 79.9% for the three and six months ended June 30, 2022, as compared to the corresponding period of the prior year, and represented 37.8% and 39.5% of net sales for the three and six months ended June 30, 2022, respectively, as compared to 36.2% and 37.9% for the three and six months ended June 30, 2021, respectively. As discussed in more detail below, the increased selling, general and administrative expenses as a percent of net sales are primarily the result of increases in promotion and advertising expenditures.

Promotion and advertising included in selling, general and administrative expenses aggregated $45.9 million and $80.1 million for the three and six months ended June 30, 2022, respectively, as compared to $33.2 million and $55.0 million for the corresponding periods of the prior year. Promotion and advertising represented 18.8% and 16.2% of net sales for the three and six months ended June 30, 2022, respectively, as compared to 16.0% and 13.5% for the corresponding periods of the prior year. Throughout 2021, sales rebounded far more rapidly than originally anticipated causing us to play catchup with promotional and adverting programs throughout the year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. We anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $18.9 million and $38.3 million for the three and six months ended June 30, 2022, respectively, as compared to $16.2 million and $31.5 million for the corresponding periods of the prior year. Royalty expense represented 7.7 % of net sales for both the three and six months ended June 30, 2022, as compared to 7.8% of net sales for the corresponding periods of the prior year.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 18.6% and 21.5% for the three and six months ended June 30, 2022, respectively, as compared to 21.5% and 22.8% for the corresponding periods of the prior year.

Other Income and Expense

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. However, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $125 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for variable rate debt with a maximum interest rate of 2%.

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

Interest and investment (income) loss represents interest earned on cash and cash equivalents and short-term investments. As of June 30, 2022, short-term investments include approximately $16.8 million of marketable equity securities of other companies in the luxury goods sector. Interest and investment (income) loss for the three and six months ended June 30, 2022, includes approximately $2.5 million and $5.9 million of losses on such marketable equity securities.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income Taxes

Our consolidated effective tax rate was 24% for the six months ended June 30, 2022, as compared to 30.0% for the corresponding periods of the prior year.

The effective tax rate for European operations was 25% for the six months ended June 30, 2022, as compared to 32% for the corresponding period of the prior year. As previously disclosed, a global settlement agreement was reached with the French Tax Authorities in June 2021, whereby Interparfums SA agreed to pay €2.5 million (approximately $3.0 million) relating to activities between Interparfums SA and its wholly owned subsidiary, IP Suisse. The balance of the decline is primarily the result of a decrease in the French corporate income tax rate.

Our effective tax rate for U.S. operations was 22% for the six months ended June 30, 2022, as compared to 19% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to state and local taxes, offset by benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income. The lower effective tax rate in 2021 is primarily a result of discrete tax items related to benefits received from the exercise of stock options.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(In thousands)

Net income European operations	$24,529	$22,927	$64,305	$55,367
Net income United States operations	9,991	6,109	16,506	10,295

Net income	34,520	29,036	80,811	65,662

Less: Net income attributable to the noncontrolling interest	6,903	6,379	17,895	15,343

Net income attributable to Inter Parfums, Inc.	$27,617	$22,657	$62,916	$50,319

Net income attributable to European operations was $24.5 million and $64.3 million for the three and six months ended June 30, 2022, respectively, as compared to $22.9 million and $55.4 million for the corresponding period of the prior year. Net income attributable to United States operations was $10.0 million and $16.5 million for the three and six months ended June 30, 2022, respectively, as compared to $6.1 million and $10.3 million for the corresponding period of the prior year. The significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses.

INTER PARFUMS, INC. AND SUBSIDIARIES

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 28% of European operations net income for all periods presented. Net margins attributable to Inter Parfums, Inc. for the six months ended June 30, 2022 and 2021 aggregated 12.7% and 12.4%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of June 30, 2022, we had $196 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of June 30, 2022, short-term investments include approximately $16.8 million of marketable equity securities.

As of June 30, 2022, working capital aggregated $445 million and we had a working capital ratio of 2.9 to 1. Approximately 78% of the Company’s total assets are held by European operations, and approximately $156 million of trademarks, licenses and other intangible assets are also held by European operations.

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

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. As we recently reported, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. This license took effect on July 1, 2022. Opportunities for external growth are regularly examined, with the priority of maintaining the quality and homogeneous nature of our portfolio. However, we cannot assure you that any new license or acquisition agreements will be consummated.

Cash used in operating activities aggregated $28.5 million for the six months ended June 30, 2022, as compared to cash provided by operating activities of $38.1 million for the corresponding period of the prior year. For the six months ended June 30, 2022, working capital items used $117.2 million in cash from operating activities, as compared to $45.3 million in the 2021 period. Although from a cash flow perspective accounts receivable is up 30% from year end 2021, the balance is reasonable based on second quarter 2022 record sales levels and reflects strong collection activity as day’s sales outstanding was 76 days, down slightly from 79 days in the corresponding period of the prior year. From a cash flow perspective, inventory levels as of June 30, 2022, increased 41% from year end 2021. As of December 31, 2021, although inventories include product needed to support new launches, the overall balance was lower than historic levels due primarily to supply chain disruptions. We have been addressing this issue by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We believe that our inventory levels are reasonable to support our projected sales and new product pipeline.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in investing activities in 2022 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $44 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. During the six months ended June 30, 2022, approximately $24.2 million was added to property costs relating to our new Paris corporate headquarters. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2022, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2022 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $26 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding pursuant to these facilities as of both June 30, 2022 and 2021.

In February 2021, our Board of Directors authorized an annual dividend of $1.00, payable quarterly. In February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. The next quarterly cash dividend of $0.50 per share is payable on September 30, 2022, to shareholders of record on September 15, 2022.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2022.

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

At June 30, 2022, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $103.0 million and GB £3.0 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 6	Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	32

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	33

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	34

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	35

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2022.

INTER PARFUMS, INC.

By:	/s/ Russell Greenberg
Executive Vice President and
Chief Financial Officer