Form 10-Q
period 2022-09-30
INTER PARFUMS INC
filed 2022-11-09
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 9, 2022, there were 31,875,625 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$41,277	$159,613
Short-term investments	135,443	160,014
Accounts receivable, net	220,112	159,281
Inventories	283,237	198,914
Receivables, other	8,050	10,308
Other current assets	19,310	21,375
Income taxes receivable	211	210
Total current assets	707,640	709,715
Property, equipment and leasehold improvements, net	153,246	149,352
Right-of-use assets, net	27,834	33,728
Trademarks, licenses and other intangible assets, net	189,273	214,047
Deferred tax assets	10,344	7,936
Other assets	22,857	30,586
Total assets	$1,111,194	$1,145,364

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$12,593	$15,911
Current portion of lease liabilities	4,852	6,014
Accounts payable – trade	81,415	81,980
Accrued expenses	132,834	136,677
Income taxes payable	16,820	4,328
Total current liabilities	248,514	244,910

Long–term debt, less current portion	107,942	132,902
Lease liabilities, less current portion	24,590	29,220

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,875,625 and 31,830,420 shares at September 30, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	85,660	87,132
Retained earnings	618,884	560,663
Accumulated other comprehensive loss	(92,405)	(38,432)
Treasury stock, at cost, 9,864,805 shares at September 30, 2022 and December 31, 2021	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	574,696	571,920
Noncontrolling interest	155,452	166,412
Total equity	730,148	738,332
Total liabilities and equity	$1,111,194	$1,145,364

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$280,462	$262,696	$775,865	$668,797

Cost of sales	98,562	95,269	281,525	243,772

Gross margin	181,900	167,427	494,340	425,025

Selling, general and administrative expenses	117,424	99,788	323,249	262,379

Impairment loss	—	—	—	2,393

Income from operations	64,476	67,639	171,091	160,253

Other expenses (income):
Interest expense	682	1,697	2,589	3,344
(Gain) loss on foreign currency	273	(613)	(2,245)	(2,169)
Interest and investment income	(3,343)	(233)	(2,341)	(1,388)
Other (income) expense	346	(36)	(98)	(135)

	(2,042)	815	(2,095)	(348)

Income before income taxes	66,518	66,824	173,186	160,601

Income taxes	13,221	16,997	39,078	45,112

Net income	53,297	49,827	134,108	115,489

Less: Net income attributable to the noncontrolling interest	11,874	11,511	29,769	26,854

Net income attributable to Inter Parfums, Inc.	$41,423	$38,316	$104,339	$88,635

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.30	$1.21	$3.28	$2.80
Diluted	$1.30	$1.20	$3.26	$2.79

Weighted average number of shares outstanding:
Basic	31,860	31,659	31,848	31,648
Diluted	31,968	31,807	31,977	31,793

Dividends declared per share	$0.50	$0.25	$1.50	$0.75

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive income:

Net income	$53,297	$49,827	$134,108	$115,489

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	1,315	(609)	(173)	(703)

Transfer from OCI into earnings	—	—	992	—

Translation adjustments, net of tax	(32,944)	(15,396)	(79,015)	(33,203)

Comprehensive income	21,668	33,822	55,912	81,583

Comprehensive income attributable to the noncontrolling interests:

Net income	11,874	11,511	29,769	26,854

Other comprehensive income (loss):

Net derivative instrument gain (loss), net of tax	362	(166)	(49)	(192)

Translation adjustments, net of tax	(10,012)	(3,974)	(24,174)	(10,389)

Comprehensive income attributable to the noncontrolling interests	2,224	7,371	5,546	16,273

Comprehensive income attributable to Inter Parfums, Inc.	$19,444	$26,451	$50,366	$65,310

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	87,132	75,708
Shares issued upon exercise of stock options	1,816	1,727
Share-based compensation	1,017	1,175
Purchase of subsidiary shares	(4,305)	—
Shares issued for license acquisition	—	5,000
Transfer of subsidiary shares purchased	—	(540)
Additional paid-in capital, end of period	85,660	83,070

Retained earnings, beginning of period	560,663	503,567
Net income	104,339	88,635
Dividends	(47,782)	(23,740)
Share-based compensation	1,664	892
Retained earnings, end of period	618,884	569,354

Accumulated other comprehensive loss, beginning of period	(38,432)	(5,997)
Foreign currency translation adjustment, net of tax	(54,841)	(22,814)
Transfer from other comprehensive income into earnings	992	—
Net derivative instrument loss, net of tax	(124)	(511)
Accumulated other comprehensive loss, end of period	(92,405)	(29,322)

Treasury stock, beginning and end of period	(37,475)	(37,475)

Noncontrolling interest, beginning of period	166,412	166,615
Net income	29,769	26,854
Foreign currency translation adjustment, net of tax	(24,174)	(10,389)
Net derivative instrument loss, net of tax	(49)	(192)
Share-based compensation (adjustment)	(353)	(69)
Purchase of subsidiary shares	(152)	—
Transfer of subsidiary shares purchased	55	1,153
Dividends	(16,056)	(9,836)
Noncontrolling interest, end of period	155,452	174,136

Total equity	$730,148	$759,795

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$134,108	$115,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,936	7,273
Provision for doubtful accounts	2,004	1,369
Noncash stock compensation	2,353	2,158
Share of income of equity investment	(98)	(135)
Impairment loss	—	2,393
Noncash lease expense	4,074	6,953
Deferred tax provision (benefit)	(3,658)	739
Change in fair value of derivatives	1,348	1,844
Changes in:
Accounts receivable	(89,605)	(79,112)
Inventories	(109,377)	(3,727)
Other assets	2,615	(13,460)
Operating lease liabilities	(3,887)	(6,169)
Accounts payable and accrued expenses	26,406	41,830
Income taxes, net	14,606	23,816

Net cash provided by (used in) operating activities	(8,175)	101,261

Cash flows from investing activities:
Purchases of short-term investments	(2,862)	(41,406)
Proceeds from sale of short-term investments	5,346	10,753
Purchases of property, equipment and leasehold improvements	(32,615)	(131,322)
Payment for intangible assets acquired	(3,757)	(858)

Net cash used in investing activities	(33,888)	(162,833)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	158,992
Repayment of long-term debt	(14,210)	(38,232)
Proceeds from exercise of options	1,816	1,727
Purchase of subsidiary shares from noncontrolling interest	(4,402)	—
Dividends paid	(47,782)	(23,741)
Dividends paid to noncontrolling interest	(16,056)	(9,831)

Net cash provided by (used in) financing activities	(80,634)	88,915

Effect of exchange rate changes on cash	(4,413)	(7,934)

Net increase (decrease) in cash and cash equivalents	(127,110)	19,409

Cash and cash equivalents - beginning of period	168,387	169,681

Cash and cash equivalents - end of period	$41,227	$189,090

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,091	$1,582
Income taxes	27,718	21,103

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and thus far in 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel, the travel retail business is beginning to pick up. We remain confident that travel retail will once again be a source of growth over the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until the second half of 2023. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic might continue to have adverse effects on our results of our operations, financial position and cash flows through at least the first half of 2023.

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

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

Land and Building Acquisition - Future Headquarters in Paris

In April 2021, Interparfums SA, our 73% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price includes the complete renovation of the site and includes the purchase of several apartments in the surrounding area to be used as additional office space. As of September 30, 2022, $135.5 million of the purchase price, including approximately $4.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2022. The purchase price has been allocated approximately $55.9 million to land and $79.6 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $3.4 million of cash held in escrow is included in property, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The acquisition was financed by a 10-year €120 million (approximately $117 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials and component parts	$134,002	$111,312
Finished goods	149,235	87,602

	$283,237	$198,914

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at September 30, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$135,444	$16,248	$119,196	$—
Interest rate swaps	6,066	—	6,066	—

	$141,510	$16,248	$125,262	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$1,840	$—	$1,840	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	7,154	—	7,154	—

	$8,994	$—	$8,994	$—

		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$160,014	$24,506	$135,508	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$1,982	$—	$1,982	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	63	—	63	—
Interest rate swaps	(234)	—	(234)	—

	$1,811	$—	$1,811	$—

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

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both the nine months ended September 30, 2022 and 2021.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps is included in other assets on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at September 30, 2022, resulted in a net liability and is included in accrued expenses on the accompanying balance sheet.

At September 30, 2022, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $90.0 million, GB £2.0 million and JPY ¥50.0 million, which all have maturities of less than one year.

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

As of September 30, 2022, the weighted average remaining lease term was 6.0 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $1.2 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.9 million and $6.8 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $3.9 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively, and noncash additions to operating lease assets totaled $0.5 million and $14.0 million for the nine months ended September 30, 2022 and 2021, respectively.

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2022 and 2021 aggregated $0.11 million and $0.09 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	209,510	$13.45
Nonvested options granted	—	—
Nonvested options vested or forfeited	(10,460)	$12.14
Nonvested options – end of period	199,050	$13.52

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.47 million and $2.35 million for the three and nine months ended September 30, 2022, respectively, as compared to $0.71 million and $2.16 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.34 million and $1.52 million for the three and nine months ended September 30, 2022, respectively, as compared to $0.48 million and $1.42 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2022:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2022	524,900	$57.58
Options forfeited	(1,480)	67.41
Options exercised	(45,205)	40.16

Outstanding at September 30, 2022	478,215	$59.20

Options exercisable	279,165	$54.40
Options available for future grants	614,015

As of September 30, 2022, the weighted average remaining contractual life of options outstanding is 2.12 years (1.76 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $7.8 million and $5.9 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $1.9 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2022 and 2021 were as follows:

(In thousands)	September 30, 2022	September 30, 2021

Cash proceeds from stock options exercised	$1,816	$1,727
Tax benefits	320	240
Intrinsic value of stock options exercised	2,105	1,562

The weighted average fair values of the options granted by Inter Parfums, Inc. during the nine months ended September 30, 2021 were $11.35 per share on the date of grant using the Black-Scholes option pricing model to calculate the fair value of options granted. There were no options granted during the nine months ended September 30, 2022. The assumptions used in the Black-Scholes pricing model for the period ended September 30, 2021 is set forth in the following table:

September 30, 2021

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 66,905 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $3.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the nine months ended September 30, 2022, the Company acquired 63,281 shares at an aggregate cost of $3.0 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Inter Parfums, Inc.	$41,422	$38,316	$104,339	$88,635
Denominator:
Weighted average shares	31,860	31,659	31,848	31,648
Effect of dilutive securities:
Stock options	108	148	128	145
Denominator for diluted earnings per share	31,968	31,807	31,976	31,793

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.30	$1.21	$3.28	$2.80
Diluted	1.30	1.20	3.26	2.79

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.15 million shares of common stock for both three and nine months ended September 30, 2022, as compared to 0.17 and 0.23 million shares of common stock for the three and nine months ended September 30, 2021, respectively.

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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales:
United States	$82,183	$56,382	$229,129	$142,089
Europe	198,318	206,087	546,787	527,004
Eliminations	(39)	227	(51)	(296)

	$280,462	$262,696	$775,865	$668,797

Net income attributable to Inter Parfums, Inc.:
United States	$10,881	$8,391	$27,386	$18,668
Europe	30,542	29,925	76,953	69,967

	$41,423	$38,316	$104,339	$88,635

	September 30,	December 31,
	2022	2021
Total Assets:
United States	$280,270	$247,703
Europe	858,342	931,735
Eliminations	(27,418)	(34,074)
	$1,111,194	$1,145,364

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 70% and 79% of net sales for the nine months ended September 30, 2022 and 2021, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, S.T. Dupont, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 30% and 21% of net sales for the nine months ended September 30, 2022 and 2021, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Nine Months Ended September 30,
	2022	2021

Montblanc	19%	20%
Jimmy Choo	18%	19%
Coach	15%	17%
GUESS	11%	10%

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

As with any global business, many aspects of our operations are subject to influences outside our control. We believe we have a well diversified and strong brand portfolio with global reach and potential. As part of our strategy, we also plan to continue to make investments behind fast-growing markets and channels to grow market share.

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

For the nine months ended September 30, 2022, the activities related to Russia and Ukraine did not have a material impact on our consolidated financial statements.

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and thus far in 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel, the travel retail business is beginning to pick up. We remain confident that travel retail will once again be a source of growth over the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until the second half of 2023. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic might continue to have adverse effects on our results of our operations, financial position and cash flows through at least the first half of 2023.

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

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement a with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance related products under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

INTER PARFUMS, INC. AND SUBSIDIARIES

Land and Building Acquisition – Future Headquarters in Paris

In April 2021, Interparfums SA, our 73% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price includes the complete renovation of the site and includes the purchase of several apartments in the surrounding area to be used as additional office space. As of September 30, 2022, $135.5 million of the purchase price, including approximately $4.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2022. The purchase price has been allocated approximately $55.9 million to land and $79.6 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $3.4 million of cash held in escrow is included in property, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2022.

The acquisition was financed by a 10-year €120 million (approximately $117 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2021 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Nine Months Ended September 30, 2022 as Compared to the Three and Nine Months Ended September 30, 2021

Net Sales:

(in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change

European based product sales	$198.3	$206.1	(4%)	$546.7	$527.0	4%
United States based product sales	82.2	56.6	45%	229.2	141.8	62%
	$280.5	$262.7	7%	$775.9	$668.8	16%

INTER PARFUMS, INC. AND SUBSIDIARIES

Net sales for the three months ended September 30, 2022, increased 7% from the three months ended September 30, 2021. At comparable foreign currency exchange rates, net sales increased 12% from the third quarter of 2021 of which 9% is related to new brands. The average dollar/euro exchange rate for the current third quarter was 1.01 compared to 1.18 in the third quarter of 2021, while for the nine months ended September 2022 the average dollar/euro exchange rate was 1.06 compared to 1.19 in the nine months ended September 2021. Net sales for the nine months ended September 30, 2022, increased 16% as compared to the nine months ended September 2021. At comparable foreign currency exchange rates, net sales increased 21% from the nine months ended September 2021 of which 8% is related to new brands.

Despite supply chain disruptions, inflation, lockdowns, transportation issues, the strength of the dollar, sanctions, the slow recovery of international travel, logistics difficulties in the U.S. caused by a change in shipping software by our local partner in the first half of this year, and the war in Eastern Europe, 2022 is proving to be an exceptionally strong year for us on both sides of the Atlantic. Our U.S. operations growth was substantially due to the incremental sales of Ferragamo, Donna Karan and DKNY. New flankers which launched this year includes Away by Abercrombie & Fitch, and Wave X by Hollister.

For the three months ended September 30, 2022, the surge in the dollar masked the gains by our leading brands within our European operations. Montblanc, for example, net sales declined by 6% in dollars but grew 10% in euro. Similarly, Jimmy Choo brand sales rose 12% in dollars and 32% in euro, while Coach sales decreased 12% in dollars and grew 3% in euros. In fact, in total, our European operations generated sales growth of 12% in euro but decreased 4% in dollars. This year, we launched Coach Open Road and Jimmy Choo I Want Choo Forever, along with the continued rollouts of the Moncler duo and Montblanc Legend Red, Jimmy Choo Man Aqua, Lanvin Mon Éclat, Kate Spade Sparkle and Coach Wild Rose.

The favorable trends in the first half continued into the third quarter and we look forward to executing our plans for the remainder of the year. Our brands are in high demand in a robust environment for the fragrance industry. We have a number of new product launches in the fourth quarter of the year, including Cosmic Sky for Anna Sui, Ferragamo AMO Oriental Wood and Signorina Limited Edition for U.S. operations. In addition, during the fourth quarter of the year, we will continue the distribution of existing Donna Karan and DKNY fragrances. For European operations, Kate Spade Cherie and a new member of the Collection Extraordinaire by Van Cleef & Arpels will debut. In sum, 2022 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2022	2021

North America	$284.7	$273.4
Western Europe	196.3	146.8
Asia	120.2	97.8
Middle East	66.3	46.8
Central and South America	56.2	43.8
Eastern Europe	45.6	54.0
Other	6.6	6.2
	$775.9	$668.8

Our U.S. distribution subsidiary for European based products had encountered shipping related issues following a change in the distribution software by its logistics partner in the first half of 2022. Although those issues have been resolved, U.S. sales of European brands were negatively impacted. As a result, sales in our largest market, North America, rose only 4% as compared to Western Europe and Asia where comparable sales increased 34% and 23%, respectively. Our sales in the Middle East, and Central and South America, were also robust, up 41% and 28%, respectively. Only sales in Eastern Europe declined owing to the war in Ukraine.

Gross Profit margin	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021

European operations
Net sales	$198.2	$206.1	$546.7	$527.0
Cost of sales	60.5	68.7	176.1	177.4
Gross margin	$137.7	$137.4	$370.6	$349.6
Gross margin as a % of net sales	69.5%	66.6%	67.8%	66.3%

United States operations
Net sales	$82.2	$56.6	$229.1	$141.8
Cost of sales	38.0	26.6	105.4	66.4
Gross margin	$44.2	$30.0	$123.7	$75.4
Gross margin as a % of net sales	53.8%	53.1%	54.0%	53.2%

For European based operations, gross profit margin as a percentage of net sales was 69.5% and 67.8% for the three and nine months ended September 30, 2022, respectively, as compared to 66.6% and 66.3% for the corresponding periods of the prior year. We carefully monitor movements in foreign currency exchange rates as almost 50% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.01 in the 2022 third quarter compared to 1.18 in the third quarter of 2021. The margin gains in 2022 are primarily the result of the stronger U.S. dollar. Our pricing actions as well as favorable mix, resulting from less giftset sales compared to the prior year, also added to our gross margin gains, however, increased transportation and component costs offset much of those benefits.

As previously mentioned, supply chain disruptions affecting the procurement of components, the ability to transport goods, and related cost increases have and are expected to continue to have a negative impact on sales and gross margin. We have been addressing these issues and have implemented processes to mitigate the potential impact.

INTER PARFUMS, INC. AND SUBSIDIARIES

For United States operations, gross profit margin was 53.8% and 54.0% for the three and nine months ended September 30, 2022, respectively, as compared to 53.1% and 53.2% for the corresponding periods of the prior year. The increase in sales for the nine months ended September 30, 2022, as compared to the corresponding period of the prior year, allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, and we also benefited from favorable giftset mix.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $5.5 million and $11.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $3.3 million and $7.1 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended		Nine months ended,
	September 30,		September 30,
(In millions)	2022	2021	2022	2021

European Operations
Selling, general and administrative expenses	$83.4	$79.9	$231.2	$210.2
Selling, general and administrative expenses as a percent of net sales	42.1%	38.8%	42.3%	39.9%

United States Operations
Selling, general and administrative expenses	$34.0	$19.9	$92.1	$52.2
Selling, general and administrative expenses as a percent of net sales	41.4%	35.1%	40.2%	36.8%

For European operations, selling, general and administrative expenses increased 4.4% and 10.0% for the three and nine months ended September 30, 2022, as compared to the corresponding period of the prior year, and represented 42.1% and 42.3% of net sales for the three and nine months ended September 30, 2022, respectively, as compared to 38.8% and 39.9% for the three and nine months ended September 30, 2021, respectively. For United States operations, selling, general and administrative expenses increased 71.1% and 76.5% for the three and nine months ended September 30, 2022, as compared to the corresponding period of the prior year, and represented 41.4% and 40.2% of net sales for the three and nine months ended September 30, 2022, respectively, as compared to 35.1% and 36.8% for the three and nine months ended September 30, 2021, respectively. As discussed in more detail below, the increased selling, general and administrative expenses as a percent of net sales are primarily the result of increases in promotion and advertising expenditures. Additionally, as the US based operations have been growing, expenses related to salaries and benefits has grown more rapidly as we build the organization to support the growth.

Promotion and advertising included in selling, general and administrative expenses aggregated $44.8 million and $124.9 million for the three and nine months ended September 30, 2022, respectively, as compared to $40.3 million and $95.3 million for the corresponding periods of the prior year. Promotion and advertising represented 16.0% and 16.1% of net sales for the three and nine months ended September 30, 2022, respectively, as compared to 15.3% and 14.2% for the corresponding periods of the prior year. Throughout 2021, sales rebounded far more rapidly than originally anticipated causing us to play catchup with promotional and adverting programs throughout the year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. We anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $23.1 million and $61.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $20.5 million and $52.0 million for the corresponding periods of the prior year. Royalty expense represented 8.3% and 7.9 % of net sales for the three and nine months ended September 30, 2022, as compared to 7.8% of net sales for both the corresponding periods of the prior year. Royalty expense as a percentage of net sales increased in 2022 as the mix of sales with a royalty basis has increased year over year.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 23.0% and 22.1% for the three and nine months ended September 30, 2022, respectively, as compared to 25.7% and 24.0% for the corresponding periods of the prior year.

Other Income and Expense

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. However, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $117 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for variable rate debt with a maximum interest rate of 2%.

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

Interest and investment income for the three months ended September 30, 2022, includes a gain of $2.3 million, as compared to a loss of $0.1 million for the corresponding period of the prior year, resulting from the interest rate swap. For the nine months ended September 30, 2022, the Company recognized a gain of $6.4 million related to the interest rate swap which was largely offset by losses of $5.3 million on marketable equity securities during the same period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income Taxes

Our consolidated effective tax rate was 23% for the nine months ended September 30, 2022, as compared to 28% for the corresponding periods of the prior year.

The effective tax rate for European operations was 25% for the nine months ended September 30, 2022, as compared to 30% for the corresponding period of the prior year. As previously disclosed, a global settlement agreement was reached with the French Tax Authorities in June 2021, whereby Interparfums SA agreed to pay €2.5 million (approximately $3.0 million) relating to activities between Interparfums SA and its wholly owned subsidiary, Inter Parfums (Suisse) Sarl. The balance of the decline is primarily the result of a decrease in the French corporate income tax rate from 28% to 25%.

Our effective tax rate for U.S. operations was 11% for the nine months ended September 30, 2022, as compared to 17% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to state, local and foreign taxes, offset by benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income. Additionally, in the third quarter our U.S. operations recognized a one-time tax benefit of $2.5 million associated with the 2021 Salvatore Ferragamo acquisition. At the time of the acquisition, we had not recognized deferred tax benefits as there were uncertainties concerning its potential recoverability; however, as of September 30, 2022, the recoverability is deemed likely. The lower effective tax rate in 2021 is primarily a result of discrete tax items related to benefits received from the exercise of stock options.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In thousands)

Net income European operations	$42,417	$41,455	$106,722	$96,822
Net income United States operations	10,880	8,372	27,386	18,667

Net income	53,297	49,827	134,108	115,489

Less: Net income attributable to the noncontrolling interest	11,874	11,511	29,769	26,854

Net income attributable to Inter Parfums, Inc.	$41,423	$38,316	$104,339	$88,635

Net income attributable to European operations was $42.4 million and $106.7 million for the three and nine months ended September 30, 2022, respectively, as compared to $41.5 million and $96.8 million for the corresponding period of the prior year. Net income attributable to United States operations was $10.9 million and $27.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $8.4 million and $18.7 million for the corresponding period of the prior year. The fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 73% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 27% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 28% of European operations net income for all periods presented. Net margins attributable to Inter Parfums, Inc. for the nine months ended September 30, 2022 and 2021 aggregated 13.4% and 13.3%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of September 30, 2022, we had $177 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of September 30, 2022, short-term investments include approximately $16.2 million of marketable equity securities.

As of September 30, 2022, working capital aggregated $459 million and we had a working capital ratio of 2.9 to 1. Approximately 77% of the Company’s total assets are held by European operations, and approximately $146 million of trademarks, licenses and other intangible assets are also held by European operations.

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

Cash used in operating activities aggregated $8.2 million for the nine months ended September 30, 2022, as compared to cash provided by operating activities of $101.3 million for the corresponding period of the prior year. For the nine months ended September 30, 2022, working capital items used $159.2 million in cash from operating activities, as compared to $36.8 million in the 2021 period. Although from a cash flow perspective accounts receivable is up 56% from year end 2021, the balance is reasonable based on 2022 record sales levels and reflects a combination of high volumes of shipments towards the end of the third quarter as well as some payment schedules extended going into the holiday season resulting in day’s sales outstanding increasing to 80 days, up from 70 days in the corresponding period of the prior year. While the day’s sales outstanding has increased, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of September 30, 2022, increased 55% from year end 2021. As of December 31, 2021, although inventories include product needed to support new launches, the overall balance was lower than historic levels due primarily to supply chain disruptions. We have been addressing this issue by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We believe that our inventory levels are reasonable to support our projected sales and new product pipeline while not exceeding reasonable levels and creating excess and obsolete liabilities.

Cash flows used in investing activities in 2022 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $41 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. During the nine months ended September 30, 2022, approximately $23.7 million was added to property costs relating to our new Paris corporate headquarters. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

INTER PARFUMS, INC. AND SUBSIDIARIES

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2022, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2022 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $26 million in credit lines provided by a consortium of international financial institutions. There were no short-term borrowings outstanding pursuant to these facilities as of both September 30, 2022 and 2021.

In February 2021, our Board of Directors authorized an annual dividend of $1.00, payable quarterly. In February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. The next quarterly cash dividend of $0.50 per share is payable on December 30, 2022, to shareholders of record on December 15, 2022.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2022.

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

At September 30, 2022, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $90.0 million, GB £2.0 million and JPY ¥50.0 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2022.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer