Form 10-K
period 2022-12-31
INTER PARFUMS INC
filed 2023-02-28
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date February 28, 2023: 32,109,360.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: The effects of; our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing licenses and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; inflation; uncertainties and deterioration in global credit markets could negatively impact suppliers, customers and consumers; re-emergence of COVID-19 and related governmental mandates, or outbreak of other disease, epidemic or pandemic, or similar public health threat,; inability to protect our intellectual property rights; our business could be negatively impacted by social impact and sustainability matters; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; our dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; changing political conditions could adversely impact our business and financial results; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, and misappropriating or otherwise violating the intellectual property rights of other parties.

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

ii

PART I

Item 1. Business

General Business Development

Founded in 1982, we operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrance, and fragrance related products. Our worldwide headquarters and the office of our wholly-owned United States subsidiaries, Jean Philippe Fragrances, LLC and Interparfums, USA LLC, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. We also have wholly-owned subsidiaries in Italy, subsidiary, Interparfums Italia Srl and Hong Kong, Inter Parfums USA Hong Kong Limited.

Our consolidated wholly-owned subsidiary, Inter Parfums Holdings, S.A., and its majority owned subsidiary, Interparfums SA, maintain executive offices at 10 rue de Solférino, 75007 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA is the sole owner of Interparfums Luxury Brands, Inc., a Delaware corporation, for distribution of prestige brands in the United States. Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances. In addition, Interparfums SA is also the sole owner of Interparfums (Suisse) Sarl, a company formed to hold and manage certain brand names, and Interparfums Asia Pacific Pte., Ltd., an Asian sales and marketing office.

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR”. The common shares of our subsidiary, Interparfums SA, are traded on the Euronext.

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

General

We operate in the fragrance business and manufacture, market and distribute a wide array of fragrance and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext.

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are either received and stored directly at our third-party fillers or received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

Our fragrance products focus on prestige brands, each with a devoted following. By concentrating in markets where the brands are best known, we have had many successful product launches. We typically launch new fragrance families for our brands every few years, and more frequently seasonal and limited edition fragrances are introduced as well.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments in fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the reports that we file from time to time with the SEC.

European Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European operations represented approximately 68% of net sales for 2022. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. European operations will also become the exclusive worldwide licensee for Lacoste fragrances on January 1, 2024.

United States Operations

Prestige brand fragrance products are also produced and marketed through our United States operations, and represented approximately 32% of net sales for the year ended December 31, 2022. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, Dunhill, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro.

Recent Developments

Lacoste

In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted to Interparfums SA for the production and distribution of Lacoste brand perfumes and cosmetics. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license becomes effective in January 2024 and will last for 15 years.

Dunhill

In April 2022, we announced that the Dunhill fragrance license will expire on September 30, 2023 and will not be renewed. The Company will continue to produce and sell Dunhill fragrances until the license expires and will maintain the right to sell-off remaining Dunhill fragrance inventory for a limited time as is customary in the fragrance industry.

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

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective on July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

Rochas Fashion

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, in the first quarter of 2021, we took a $2.4 million impairment charge on our Rochas fashion trademark. In the fourth quarter of 2022, we again took a $6.8 million impairment charge on the Rochas fashion trademark after an independent expert concluded that the valuation of the trademark was $11.3 million. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025 at its then fair market value.

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

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2022	2021	2020
Montblanc	18%	19%	21%
Jimmy Choo	18%	18%	16%
Coach	15%	16%	17%
GUESS	12%	12%	11%

Our licenses expire on the following dates:

Brand Name	Expiration Date
Abercrombie & Fitch	Extends until either party terminates on 3 years’ notice
Anna Sui	December 31, 2026, plus one 5-year optional term
bebe Stores	June 30, 2023
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
DKNY	December 31, 2032, plus a 5-year optional term if certain sales targets are met
Donna Karan	December 31, 2032, plus a 5-year optional term if certain sales targets are met
Dunhill	September 30, 2023
Emanuel Ungaro	December 31, 2031, plus a 5-year optional term if certain sales targets are met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	Extends until either party terminates on 3 years’ notice
Kate Spade	June 30, 2030
Jimmy Choo	December 31, 2031
Karl Lagerfeld	October 31, 2032
Lacoste*	December 31, 2038
MCM	December 31, 2030, plus 4 option years
Moncler	December 31, 2026, plus a 5-year optional term if certain conditions are met
Montblanc	December 31, 2030
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Ferragamo	December 31, 2031, plus a 5-year optional term if certain sales targets are met
S.T. Dupont	December 31, 2023
Van Cleef & Arpels	December 31, 2024

*The Lacoste license commences on January 1, 2024.

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

Fragrance Portfolio

Abercrombie & Fitch— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. We distribute these fragrances in specialty stores, department stores and duty free shops, and in the U.S., in select Abercrombie & Fitch retail stores. Our initial men’s scent, First Instinct was launched in 2016 followed by a women’s version in 2017. Since that time, we unveiled several new fragrances most notably the Authentic and Away duos as well as brand extensions.

Abercrombie & Fitch Co. is a leading, global, omnichannel specialty retailer of apparel and accessories for men, women and kids. The iconic Abercrombie & Fitch brand was born in 1892 and aims to make every day feel as exceptional as the start of a long weekend.

Anna Sui—In 2011, we entered into an exclusive worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Anna Sui brand. Anna Sui is one of New York’s most accomplished fashion designers known for creating contemporary clothing inspired by vintage style that capture the brand’s very sweet feminine girly aspect, combined with a touch of hipness and rock-and-roll. Today, Anna Sui has over 50 boutiques and her collection and products are sold in 300 stores in over 30 countries, but her brand is by far most popular and well received throughout Asia. Over the past decade, we have worked in partnership with Anna Sui and her creative team to build upon the brand’s customer appeal and develop and market a family of fragrances including Fantasia, Sui Dreams and the newest scent, Sky, which was ranked as the second best perfume launch of 2021 by WWD Japan.

Boucheron— In 2010, we entered into an exclusive 15-year worldwide license agreement for the creation, development and distribution of fragrances and fragrance related products under the Boucheron brand. For over a century, since becoming the first jeweler to open a boutique on Place Vendôme in 1893, Boucheron has embodied very high-end creation, luxury and French know-how. The mysterious and seductive collection of Boucheron fragrances unquestionably continues this prestigious line of creations.

Boucheron’s legacy scents, Femme and Homme, and the legendary Jaipur perfume form the foundation of brand sales. Our team has enriched the portfolio with Quatre for men and women, along with several special editions, a growing collection of unique scents aptly named, La Collection, and Serpent Bohème. During 2022, we introduced a new men’s fragrance, Boucheron Singulier, as well as still another addition to our Boucheron Collection. Currently, Boucheron operates through several boutiques worldwide as well as an e-commerce site.

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

In 2016, we launched our first Coach fragrance, a women’s signature scent, and in 2017, a men’s scent, both of which became and remain top selling prestige fragrances. Subsequent flankers and extensions have enlarged the Coach fragrance enterprise as have entirely new collections, including Coach Dreams which debuted in early 2020, and its sister scent, Dreams Sunset, which debuted in 2021. For 2022, we unveiled Coach Wild Rose, and Coach Open Road, a new fragrance for men. Coach is part of the Tapestry house of brands.

Donna Karan/DKNY— In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands, which took effect on July 1, 2022. The Donna Karan and DKNY brands, which draw from the energy and attitude of New York City, are powerhouses in fashion and fragrance. These global lifestyle brands will make excellent additions to our portfolio. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. Upon joining our portfolio, these brands now rank among our largest. We are planning to launch new fragrances under these brands in 2024. Donna Karan and DKNY are part of the G-III house of brands.

Dunhill— Since 2012, we have been the exclusive fragrance licensee whereby we create, produce and distribute fragrances and fragrance related products under the Dunhill brand. Our rights under this license terminate on September 30, 2023.

Emanuel Ungaro— In October 2021, we also entered into a 10-year exclusive global licensing agreement with Emanuel Ungaro for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Founded in 1965 in Paris, the house of Emanuel Ungaro is an icon of French refinement and haute couture. Its unique style is expressed through unquestioning sensuality, purity of silhouette, flamboyant prints, and exquisite attention to details. Season after season, Emanuel Ungaro dared to be different, combining unexpected yet sensual clashes of bright colors and prints with beautiful draping. Today Ungaro fragrances uphold the same values of audacity and elegance, and the brand is best known and most prized internationally, and such presence will remain our sales focus as we continue to produce and distribute the brand’s legacy scents, notably Diva. Beginning in 2023, we plan to unveil a Diva brand extension.

Graff— In 2018, we entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. The agreement has three 3-year automatic renewal options, potentially extending the license until December 31, 2035.

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

For Graff, a six-scent collection for women, Lesedi La Rona, debuted exclusively at Harrods beginning in March 2020, which we further extended through 2020 as a result of the mandatory store closings throughout that year. In 2021, a select market rollout began in the Middle East, with limited luxury distribution to only the most exclusive, upmarket retail outlets. In 2021 and 2022, we added two new scents to the Lesedi La Rona collection.

GUESS— In 2018, we entered into an exclusive, 15-year worldwide license agreement with GUESS, Inc. for the creation, development and distribution of fragrances under the GUESS brand.

Established in 1981, GUESS began as a jeans company and has since successfully grown into a global lifestyle brand. GUESS, Inc. designs, markets, distributes and licenses a lifestyle collection of contemporary apparel, denim, handbags, watches, footwear and other related consumer products. GUESS products are distributed through branded GUESS stores as well as better department and specialty stores around the world.

We began selling GUESS legacy scents in 2018. In 2019 the GUESS brand quickly became the largest within our U.S. operations, with legacy fragrances dominating the sales mix. In 2019, we began shipments of 1981 Los Angeles and Seductive Noir, both flankers of established scents, which accelerated brand growth.

Nearly three years in the making, our first new blockbuster scent, Bella Vita, debuted for the GUESS brand both domestically and internationally in 2021. In addition, Effect, a new men’s grooming line and fragrance collection was launched in 2021. Uomo, a new men’s fragrance for GUESS, came to market in 2022 with a flanker debuting in 2023.

Hollister— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. We distribute these fragrances in specialty stores, department stores and duty free shops, as well as select Hollister retail stores in the U.S. In 2016 we launched our first men’s and women’s fragrance duo, Wave which led to flankers and extensions as did subsequent fragrance families Festival and Canyon Escape. We have a new pillar debuting in 2023, Feelin’ Good.

The quintessential apparel brand of the global teen consumer, Hollister celebrates the liberating spirit of the endless summer inside everyone. Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you.

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

Our initial Jimmy Choo fragrance was launched in 2011, a signature scent for women. In the decade that followed, Jimmy Choo has grown to become our second largest brand with new pillars and flankers debuting regularly, both for men and women. Our newest women’s fragrance pillar, I Want Choo, was launched in 2021 and for 2022, two flankers debuted, Jimmy Choo Man Aqua and I Want Choo Forever. For 2023, Jimmy Choo Rose Passion is scheduled to be unveiled.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflects the designer’s own style and soul. Karl Lagerfeld created the first fragrance that bears his name in 1978, and that legacy has expanded to include several growing multi-scent collections, Les Parfums Matières and more recently, Karl Cities, a new collection featuring entries for New York, Paris, Hamburg, Tokyo and Vienna was unveiled.

Kate Spade— In 2019, we entered into an exclusive, 11-year worldwide license agreement with Kate Spade to create, produce and distribute new perfumes and fragrance related products under the Kate Spade brand which we distribute globally to department and specialty stores and duty free shops, as well as in Kate Spade retail stores. Our first original scent, Kate Spade New York, debuted in January 2021 and for 2022, we added a flanker to our line, Kate Spade Sparkle. Kate Spade Cherie debuted in early 2023.

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

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including Éclat d’Arpège, Lanvin L’Homme, Jeanne Lanvin, Modern Princess and A Girl in Capri. The Éclat d’Arpège line accounts for almost 50% of brand sales. Les Fleurs de Lanvin, a new floral fragrance collection, was released during the second half of 2021. For 2022, we unveiled a new extension to our Éclat d’Arpège line, Mon Éclat.

MCM— In 2019, we entered into an exclusive, 10-year worldwide license agreement with German luxury fashion house MCM for the creation, development and distribution of fragrances and fragrance related products under the MCM brand. The agreement has a 4-year automatic renewal option, potentially extending the license until December 31, 2034.

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

Following through on our plan to develop extraordinary fragrances that capture the creative spirit of MCM, our first new fragrance, MCM, was released during the first quarter of 2021 to great, and somewhat unexpected success. We released a flanker in 2022, along with a limited edition called Graffiti. Our distribution strategy encompasses MCM stores, high-end department stores and prestige beauty retailers, with a geographic focus on Asia, the Americas and Europe. Our first ever men’s scent for the brand is debuting in 2023.

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

Our first fragrance for the Moncler brand has a revolutionary LED design, and the flask-shaped bottles of Moncler Pour Femme and Moncler Pour Homme forge a powerful bond with the House Moncler’s alpine roots and pioneering spirit. This playful and unique innovation enables its owner to write a personalized note that scrolls in red letters on the screen of the mirror bottle. Our first fragrance was pre-launched in 250 select outlets in the second half of 2021, and was met with an excellent response. The rollout to approximately 3,000 doors took place during 2022. Moncler will also launch a new collection in Q1 2023.

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

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line and has given rise to a plethora of flankers including Legend Night and Legend Spirit. In 2014, we launched our second men’s line, Emblem and like its predecessor, Emblem gave rise to brand extensions. In 2019, we unveiled Montblanc Explorer, which has added flankers, most recently Montblanc Explorer Ultra Blue. The Legend continues, as in 2022, we introduced a new flanker, Montblanc Legend Red. For 2023, extensions for the Montblanc signature scent for women and Explorer line for men are in the pipeline.

Oscar de la Renta— In 2013, we entered into an exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2019, the agreement was extended through December 31, 2031, with an additional five-year option potentially extending the agreement through December 31, 2036. After taking over distribution of the brand’s legacy fragrances in 2014, we introduced Extraordinary the following year. Oscar de la Renta Bella Blanca debuted in 2018, followed by Bella Rosa and Bella Essence and soon to join them, Bella Bouquet. Debuting in 2021 was an entirely new fragrance pillar, Alibi which welcomed a sister scent in 2022, Alibi Eau de Toilette.

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

Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch in 2017 in its traditional markets of France and Spain. Over the next few years, we debuted flankers for legacy scents Eau de Rochas and Mademoiselle Rochas, plus others, and in 2018 we launched our first new men’s line, Rochas Moustache. Byzance debuted in early 2020 and Rochas Girl in 2021, and the first flanker for both came to market in 2022 as well as one for L’Homme Rochas. Flankers for many of these pillars debuted in 2022 with more to come in 2023.

Ferragamo— In October 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide 10-year license was granted for the production and distribution of Ferragamo brand perfumes, with a 5-year optional term if certain conditions are met. Salvatore Ferragamo S.p.A. is the parent company of the Salvatore Ferragamo Group, one of the world’s leaders in the luxury industry and whose origins date back to 1927. Named after its founder, the brand still represents and lives by the original values of Salvatore Ferragamo. The uniqueness and exclusivity of its creations, along with the perfect blend of style, creativity and innovation enriched by the quality and superior craftsmanship of the ‘Made in Italy’ tradition, have always been the hallmarks of the Salvatore Ferragamo’s products notably shoes, leather goods, apparel, silk products and other accessories for men and women.

The current fragrance lineup includes Storie di Seta, a collection of four refined, luminous olfactory works of art. Each fragrance is made with rare, sustainable raw materials, and can be worn alone or in combination, creating a personalized multifaceted scent. The genderless collection is comprised of four fragrances in four colors. Four exclusive motifs drawn from the House’s textile heritage adorn each flacon. Established scents in the Ferragamo portfolio include Ferragamo, a collection of fragrances for men, Signoria, a collection of fragrances for women, the Tuscan Creations series, the Amo series and the Uomo series. New flankers are in the works for 2023 and 2024 with a major new pillar in the works for 2025.

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

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually, including Oud Blanc, in 2020 and Rêve de Matiere in 2021. Patchouli Blanc is the new addition to the Collection Extraordinaire, released in 2022 with further additions coming in 2023. Founded in 1896, Van Cleef & Arpels is a French luxury jewelry company owned by Richemont Holdings Limited.

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

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio. We regularly create a new family of fragrances for each brand in our portfolio. We frequently introduce seasonal and limited edition fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands, flanker brands or flankers) within our brand franchises. Furthermore, we promote the performance of our prestige fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business, and we intend to add new prestige beauty brands to our portfolio. Over the past 35 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2020, we signed a new license for the Moncler brand. We also acquired a minority interest in Divabox, which owns the Origines-parfums online platform. As a website of reference for all selective fragrance brands, Origines-parfums is a key French player in the online beauty market recognized for its customer relationship expertise. This acquisition enhances the introduction of dedicated fragrance lines and products designed to address a specific consumer demand for this distribution channel and accelerate our digital development. During 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. In 2021, we also entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. This exclusive license became effective in July 2022. During 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted to Interparfums SA for the production and distribution of Lacoste brand perfumes and cosmetics. As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $256 million, which we believe should assist us in entering new brand licenses or outright acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs, generate trial and further strengthen customer loyalty.

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

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include, but are not limited to:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) who create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Fillers (Voyant, CPFPI, Omega Packaging, Societe de Diffusion de Produits de Parfumerie, TSM Brands, ICR, Cosmint, Tatra, Arcade Beauty)

●

Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières, Heinz), caps (Qualipac, ALBEA, RPC, Codiplas, LF Beauty, Texen Group, S.A.R.L. J3P SBG Packaging Group), Pumps (Silgan Dispensing Systems Thomaston Corp, Aptar, Rexam) or boxes (Autajon, Diamond Packaging, TPC Printing)

●	Logistics (Bansard and Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European operations are primarily settled in euro and for our United States operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European operations components for our prestige fragrances are purchased from many suppliers around the world and are primarily manufactured in France.

For United States operations, components for our prestige fragrances are sourced from many suppliers around the world and are primarily manufactured in the United States and Italy. Additionally, we occasionally utilize third party manufacturers in China and Turkey.

Environmental, Social & Governance

Both our U.S. operations and our European operations are good corporate citizens and take our responsibilities seriously. We comply with all applicable laws, rules and regulations in general, and in particular with regard to chemicals and hazardous materials. Throughout our supply chain, from procurement of components to distribution of finished products, we act responsibly and monitor and comply with all legal requirements. While we do not own our manufacturing facilities, we set a high bar with our industrial partners by placing an emphasis on quality, the use of good manufacturing practices and innovation, and encouraging them to build strong ESG programs of their own. Like many of our industry competitors, we are applying a multifunctional and comprehensive approach in addressing the issues of corporate, environmental and social responsibility and transparency, building off the UN Sustainable Development Goals. Our European Operations have led the way on this initiative, but our US operations are actively catching up.

European Operations

Interparfums SA, our European operations with their headquarters in Paris, has made further progress in the areas of environmental, social, and corporate governance (ESG) based on the results of the 2022 campaign of the rating agency Gaïa Research1 which ranks the top performing companies in this area.

Campaign for Fiscal Year	2020 for Fiscal 2019	2021 for Fiscal 2020	2022 for Fiscal Year 2021
ESG Rating	69/100	76/100	81/100

This score is calculated on the basis of 140 criteria divided into 4 pillars: Environmental, Social, Governance and External Stakeholders.

Interparfums SA applies a comprehensive approach in addressing the issues of corporate, environmental and social responsibility and transparency. It has developed from one year to the next its corporate social responsibility (“CSR”) policy, implemented by its Operational and Support Departments by involving all personnel, and has identified issues to be addressed in three key areas: its responsibilities toward operational stakeholders, staff and the company. Social and societal values have been an important component of Interparfums SA’s development for a number of years, exemplified notably by an attractive policy of employee benefits and solid relations with its partners.

In October 2022, Interparfums SA announced that it had retained the services of Muriel Buiatti, as its CSR Project Manager to assist the CSR Executive Committee in achieving its goals. A graduate of the French Engineering School, Ecole Polytechnique, Ms. Buiatti exercised various responsibilities, including research and development, at L’Oréal for 13 years. After completing her Master’s Degree in Sustainable Development, she founded Commenterre, which specializes in helping companies address their CSR issues.

1 Gaïa Research, a member of the EthiFinance Group is an extra-financial rating agency specializing in rating the ESG performance of small and midsize companies and mid-cap companies listed on European markets.

To support its strategy, at the beginning of 2021 and at the initiative of management, Interparfums SA created an CSR Executive Committee, consisting of members of the Operations & Supply Chain, Human Resources, Legal Affairs and Communications teams, tasked with formalizing the company’s CSR strategy focusing on the following priorities, aligned with the UN Sustainable Development Goals:

-	reinforce its status as a responsible employer, by notably creating a “Responsible Employer Charter” and strengthening the employee training plan;

-	reduce its environmental footprint, notably by adopting environmentally optimized design specifications to reduce packaging and the introduction of recycled and recyclable materials for each product developed;

-	strengthen its sustainable development approach by formalizing a code of business conduct and ethics that is enforceable against operational stakeholders.

Environmental

Interparfums SA does not own its own manufacturing facilities, having chosen to support its industrial partners by placing an emphasis on quality, the use of good manufacturing practices and innovation. The construction of a high quality environmentally certified warehouse in 2011 and sourcing in Europe more than 80% of its needs highlight the efforts undertaken in recent years. In addition, reflecting the stakes in terms of protecting the planet, Interparfums SA now intends to also exercise an increasingly active role in contributing to the environment.

As part of its CSR strategy, Interparfums SA has partnered with EcoVadis to assess the CSR performance of its supply chain and suppliers. EcoVadis operates a global platform to assess corporate social responsibility and share performance data using their assessment method based on international CSR standards.

In 2022, 119 suppliers were evaluated or were in the process of being evaluated, representing over 68% of Interparfums SA’s procurement activity. As part of a continuous improvement process, Interparfums SA’s objective will be to monitor and encourage the CSR performance of its suppliers in four major areas: the environment, social and human rights, ethics and responsible procurement.

EcoVadis assessment results:

Number of suppliers evaluated	Average EcoVadis score	Average Environmental score	Average Labor and Human Rights score	Average Ethics score	Average Sustainable Procurement score
91	66.7	69.5	66.9	60.7	65.3

In addition, in 2022, Interparfums SA has calculated its total carbon footprint in accordance with international standards, and namely the Green House Gas Protocol (GHG Protocol) for the conversion of all emission sources into tons of CO2 equivalent and the Base Carbone®, a public database of emission factors made available by the French Agency for Ecological Transition (ADEME).

2021 Carbon footprint: 174,930 tCO2e

-	2021 Carbon intensity: 312 KgCO2e per € thousand of revenue (in the low range of our industry)

In tons CO2 equivalent	2021	Weight
Scope 1 (gas and fuel energy consumption)	226	0,1%
Scope 2 (electricity consumption)	29	0,0%
Scope 3 (other indirect emissions)	174,675	99,9%
Total	174,930	100,0%

This first measurement is a crucial step before determining a low carbon trajectory in accordance with the European green deal regulation which aims to be climate-neutral by 2050.

Moreover, Interparfums SA complies with IS 22716, International Standards for Good Manufacturing Practices, with all aspects of the manufacturing process, including receiving of raw materials and packaging materials, production and quality control. In this regulatory environment, regular audit campaigns are carried out for all packaging plants by the quality department based on the ISO 22716 standard in place. The ultimate purpose of these audits is to ensure that packaging service providers maintain a good level of traceability for their activities. All plant activities were reviewed: receiving process for raw materials and packaging materials, manufacturing, packaging and quality controls. These reports demonstrated that Interparfums SA’s subcontractors comply with ISO 22716 Good Manufacturing Practices and in particular, traceability requirements for all perfume production operations. It is also in compliance with the EU directive entitled Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), which governs and regulates the safe use of chemicals. Although not a manufacturer, per se, Interparfums SA has taken the initiative and monitors its suppliers for compliance with REACH, and has commitments from each of them concerning “Substances of Very High Concern” as listed in appendix XIV of REACH. No supplier of Interparfums SA has advised it of any such hazardous materials in any of its products to date.

Interparfums SA monitors the outsourcing of the entire production process of its manufacturing partners with expertise and accountable leadership in their respective areas. These include producers of juice, glass, caps and cardboard boxes and packaging companies. We take environmental issues into account at each of these phases, and in particular regarding the choice of materials used for components, waste management and reducing the carbon footprint. Moreover, all the alcohol used by Interparfums SA is from vegetal origin (essentially from beets).

Proposing environmentally and socially responsible packaging
	2021	2022	Target	Year
Monitor: Monitor the EcoVadis scores of our suppliers	Average score 65/100	Average score 66.7/100	Average score >70/100	2025
Increase: Increase the PCR glass part of our packaging	47%	46%	60%	2025
Initiating a low-carbon trajectory
Reduce: Reduce scope 1, 2, 3 greenhouse gases emission intensity	-3%/year		Neutrality	2040
Contribute	Define the appropriate regenerative agriculture program	One 5 years program defined

Sustainability & The Environment

At every stage of the purchasing process, Interparfums SA seeks to determine the precise needs and considers the requirement of limiting sources of unnecessary costs and a waste of resources:

-	reducing waste, in particular at the phases of production, consumption and the end of the product life;

-	recycling flawed production, notably at the production phase;

-	repairing palettes to increase their lifespan.

Interparfums SA regularly monitors energy and water consumption indicators to assess possibilities for improving energy efficiencies in the area of lighting, heating and air-conditioning for the entire warehousing site, for example by adjusting ventilation flows and using a program that reduces heating and ventilation over weekends.

With this objective, measures are planned to automatically turn off lights in the warehouse when employees are taking outside breaks and maintain the warehouse temperature at 11°C (51°Fahrenheit). These energy savings initiatives include measures providing for managing the hours for reloading the electric forklifts during non-peak hours during the night, requiring low consumption for a maximum of 280,000 kW instead of 600,000 kW during the day. Monthly reports on electricity consumption are prepared, allowing the company to analyze the causes for overconsumption, when applicable, in order to take corrective actions as applicable. The measurement of energy consumption highlighted stable levels for electricity and gas over the last four years, whereas water consumption has on average declined marginally. Finally, in the spirit of contributing to protecting the environment, the company has installed parking places at the logistic site for bicycles and electric recharging stations for cars.

By strategically locating its warehouse at the crossroads for its subcontractors, Interparfums SA has reduced distances for shipments of finished products.

Measures undertaken in collaboration with the warehouse and trade goods shipping manager, within the framework of the improvement and optimization of shipments between production sites and the logistics platform have contributed to reducing the number of back-and-forth trips for trucks.

In the area of transport to distributors, Interparfums SA uses road transport for France and Europe and maritime transport for the Americas, Asia and the Middle East. Use of air transport is very limited and reserved only for urgent situations where no other solutions are available. Certain promotional materials manufactured in Asia are shipped directly to American distributors without being imported and stored in France.

In addition, in 2018 Interparfums SA put into service a new warehouse located in Singapore to promote the use of short channels within the Asia Pacific region. This warehouse makes it possible to maintain a permanent inventory in this region and, in this way, encourages the use of maritime transport for goods shipped from France to Asia.

Measures to prevent environmental risks and pollution involve firstly the choice of techniques and materials.

To reduce the impacts of its activities, a water-soluble solution in part biodegradable that does not harm the environment is used in the coloring of some of its bottles. For the remainder of the product lines, the coating process provides for the gradual elimination of solvent-based coatings and the progressive adoption of hydro-coating for all the company’s products, in compliance with the law of 2005 for reducing emissions of Volatile Organic Compounds (VOC) in the air. In addition, certain sub-contractors for glass making have electrostatic air filters to reduce dust and smoke emissions in addition to wastewater recycling.

Interparfums SA has, in addition, eliminated thermosetting plastics from its line of bath and body care products in favor of recyclable plastic.

To balance product quality and aesthetics with environmental considerations, Interparfums SA takes care to reduce packaging volumes and select the appropriate materials at each stage of production to ensure optimal conditions for their recycling or disposal.

The manufacture of recyclable glass bottles includes a system for the recovery, crushing and remolding the waste. Indicators in place since 2013 for tracking wastage have improved Interparfums SA’s ability to monitor wastage rates by glass bottle decorators. Its first objective is to apply a continuous improvement approach and reduce rates of wastage over the long term. The second objective is to succeed in reducing this wastage and reintroduce bottles back into the manufacturing cycle.

In addition, Interparfums SA has adopted procedures for recovering waste from subcontractors originating from surplus production or components of discontinued products. The recovered waste is then sorted for the purpose of their elimination.

Interparfums SA has also revised the bulk and secondary packaging (product boxes and perfume sets) in order to optimize the palletizing process, reduce the purchase of cardboard packaging materials and reduce volumes transported by decreasing the amount of empty space. The company henceforth requires a minimum number of palettes per truck.

Finally, cardboard packaging materials for testers are 100% recyclable.

Social

Donations and sponsorship initiatives:

-	Interparfums SA contributes to volunteer-sector organizations intervening in the areas of solidarity, childhood, combating exclusion and promoting health, by providing financial assistance to support their projects and initiatives.

-	Since 2018, through the Givaudan Foundation,

-	Interparfums provided support to five schools for the management of their libraries.

-	In 2021, the program for the installation of school libraries continued in Sulawesi with a new library in Moramo (South East Sulawesi), benefiting 1,040 children and 66 school teachers, and providing a total of 5,180 books.

-	In 2021, €136,000 of charitable initiatives and donations were made by Interparfums SA.

-	Educational establishments:

-	As part of its desire to share its experience and train future generations, Interparfums SA is a regular contributor, particularly in the fields of marketing and finance, at different leading schools (business schools, Sciences Po, École supérieure de parfumerie).

-	Interparfums SA also regularly welcomes and trains interns at Interparfums SA offices as well as work-study contract beneficiaries.

Assisting Local Economies

-	Production facilities of Interparfums SA’s subcontractors as well as warehousing facilities for finished products are located primarily in the Haute Normandie region of France. These activities contribute to developing the local economy.

-	Interparfums SA provides support for patchouli-producing communities in Indonesia.

Sustainable Development Goals

In line with Interparfums SA’s Corporate Social Responsibility strategy, the main goals set by Interparfums SA are presented in the following table.

Social Initiatives	Current Situation	Expected performance	Deadline
Attracting, supporting and developing all talents
Attract:	Write a Responsible Employer Charter	Share the Responsible Employer Charter	2023
Develop: Strengthen training	50% of the employees	70% of the employees	2025
Develop : CSR training for employees	-	80% in 2 years	2023
Diversify: Raising employee awareness about disabilities	Once a year	Once a year

Governance

-	Interparfums SA only engages in recognized ethical practices.

-	It has adopted the Middlenext Corporate Governance Code since 2010, which was revised in September 2016 and September 2021 to ensure effective governance.

-	Board of Directors – Interparfums SA has a Board of Directors consisting of 11 members, with 5 members being independent. It also intends to set up a committee of shareholders.

○	Director Ethics - in accordance with the new Middlenext Code Recommendation 2 reinforcing the management of conflicts of interest, each Director declares before each meeting any potential conflicts of interest and, on an annual basis, any actual or potential conflicts of interest between their obligations to Interparfums SA and their private interests, in particular with respect to their other offices and functions.

○	In any event, the members of the Board shall refrain from participating in the proceedings and voting on any matter in which they would be in a situation of real or potential conflict of interest.

-	Existence of a CSR Executive Committee

-	Audit committee consisting of 5 independent directors.

United States Operations

In the U.S. we are also a good corporate citizen. Like our French subsidiary, Interparfums USA also retained Muriel Buiatti to advise and guide us on our path to become a better corporate citizen, as we attempt to increase our efforts in ESG. Also, like our French subsidiary, we are also not a true manufacturer, but we regularly monitor our subcontractors, suppliers and fillers for their compliance. In addition, our subcontractors and fillers are subject to inspection and audit from our various licensors for compliance with all aspects of law.

Environmental

In connection with a new product launch in 2023, Hollister Feelin’ Good, this new fragrance highlights our ESG efforts we made in 2022:

●	Glass containing 10% PCR (post-consumer recycled) glass, and is 100% recyclable.

●	Our folding cartons meet the requirements of SFI, the Sustainable Forestry Initiative, and are 100% recyclable.

●	Liners are 100% recyclable.

●	All components sourced from North/South America – closer supply chain for Hollister brand fragrances and are filled and warehoused in the United States.

In addition, all folding cartons for all licensed brands in United States operations now consist of FSC, the Forest Stewardship Council, or SFI certified paper. We are also making efforts to regionally source components to filling and warehousing locations where practicable in order to lessen shipping and thereby lower energy costs. For 2023 most giftsets will be reduced in format and size, and we have eliminated plastic from the following branded gift sets completely, Abercrombie & Fitch, Donna Karan, DKNY, Hollister, MCM and Oscar de la Renta.

Our largest filler in the United States has been awarded Bronze status in 2022 from EcoVadis. One of our largest pump manufacturers is the recipient of a 2021 Gold Medal from EcoVadis for Sustainability and a 2020 Bronze Medal from EcoVadis for its corporate social responsibility rating, and a large glass bottle manufacturer was awarded gold metals from EcoVadis for its corporate social responsibility rating two years in a row. In addition in 2021, a large glass bottle manufacturer that we utilize received an “A” rating for leadership in corporate sustainability by CDP, a global environmental non-profit group, ranking ‘A’ for tackling water security and ‘A-’ for leading effort against climate change.

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

In addition to our production operations complying with applicable law, our managers, supervisors and traffic coordinators in our New Jersey distribution center undergo training in order for us to comply with Dangerous Goods Regulations. Compliance requires training and certification to deal in hazardous materials to prevent damage to the environment. The two main certifications are:

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

Social & Governance

We have an Ethical Code of Conduct, which governs our behavior in the following subject matters:

CSR & Governance

Employer Values

Social Values

Corporate Governance

Brand Initiatives

The Environment

Dangerous Goods Regulations

CSR & Governance

Introduction

●	Responsible employment, corporate citizenship and governance practices have been an integral part of our values from day one
●	In our recent past, environmental practices were mainly based on Good Manufacturing Practices and U.S. sourcing.
●	Today, our aim is to elevate the issue of environmental responsibility

Practices recognized in the areas of responsible employment, social responsibility and governance

●	Employer values: A responsible employer

○	An “Interparfums spirit” cultivating a sense of belonging #OneIP #OneTeam #OneDream

○	A proactive employee relations policy

●	Social values: Long-standing practices

○	Ethical conduct

○	Close relations with our partners

●	Governance values: Long-proven practices

○	Quality of profiles, balance between independent/non-independent board members

○	Following Inter Parfums, Inc. Board of Directors’ Diversity Policy

Interparfums USA contributes to protecting the environment

●	Application of Good Manufacturing Practices

●	Audits of packaging service providers

●	U.S. sourcing: 64%

A value chain from design to distribution

●	Approximately 40.5 million bottles were shipped in 2022 throughout the globe

●	Approximately 2.5 million gift sets are to be shipped per year, throughout the globe

●	Working with U.S. packaging sites:

○	6 fragrance filling and assembly sites

○	About 20 packaging component sites

●	A 150,000 sq. ft. warehouse and distribution facility in Dayton, New Jersey

●	Points of sale all around the world

Targets

●	Reinforcing our status as socially engaged and responsible employer

●	Reinforcing our corporate governance practices

●	Become an active contributor to protecting the environment

Recent Actions

Creation of working groups to integrate an “optimized eco-design” component in products over their entire lifecycle

●	Use of environmentally responsible materials

●	Reducing weight and size of glass, cardboard and plastics

●	Strengthening relations with design houses (natural products, sourcing, traceability)

Employer values

Current situation: A proactive employee relations policy

Long-standing fundamentals

●	A family-style management culture built on fostering close relations

●	An “Interparfums spirit” promoting a sense of belonging

●	Ethical values based notably on respecting people

●	Welcoming and sharing new ideas

●	Job preservation

●	Paid time off for vacation, sick days and personal days

Workplace Quality of life

●	Positions that encourage responsibility and autonomy

●	Respecting a proper balance between business and private life

●	Managing talent (appraisal interviews, training)

●	A commitment to combating all forms of discrimination

●	Paid sick leave benefits, including maternity leave and caring for a family member with a serious health condition

A motivating compensation policy

●	Compensation levels in line with market practice

●	Savings plans in the form of 401K

●	Available health insurance programs with multiple coverage options

●	Stock option plans available for certain officers and high-level employees

Targets

●	Formalizing employee relations practices through an employee Workplace Safety Committee

Social Values

Current situation: Recognized business ethics

Relations with brands under license agreements

●	A focus on developing genuine partnerships through close and regular relations with the management of each brand

●	Developing products that respect the codes of each brand

●	Dedicated Interparfums USA marketing teams

Relations with customers

●	Long (or very long-term) relationships with distributors

●	Taking into account the specific characteristics of each market and country

●	Developing products in some cases specifically adapted to demands

●	Sharing projects at a very early stage

Relations with industrial partners

●	Long or very long-term relationships with manufacturers in the sector

●	Implementing guidelines on “Good Manufacturing Practices”

●	Supporting innovation

●	Financial support (2020 pandemic)

Targets

●	Raising awareness of our partners about CSR challenges

Corporate governance

Current situation: Long-proven practices

Board of Directors

●	10 members: 6 independent directors (60%)

Audit Committee, Executive Compensation Committee and Nominating Committee

●	3 members: 3 independent directors (100%)

Important Business Policies

●	Prohibition on fraud, bribes, kickbacks and other benefits to suppliers and customers

●	Prohibition on trading in the company’s securities on the basis of non-public material information

●	Requirement of Company-wide confidentiality for non-public sensitive or proprietary information

●	Prohibition on sexual harassment

●	Prohibition on use of child labor and slave labor

Targets

●	Consolidating our existing corporate governance practices

●	Strengthening alignment with Inter Parfums, Inc. Board Diversity Policy

Brand initiatives

MCM

MCM EAU DE PARFUM PACKAGING SUSTAINABILITY

●	Outer packaging is 100% recyclable and Forest Stewardship Council (FSC) certified

○	FSC sets standards for responsible forest management

○	FSC is the gold standard in forest certification

●	Glass bottle is made from post-industrial recycled materials

●	Only environmentally friendly ink and colorants were used for the bottle and carton

HOLLISTER

HOLLISTER CANYON ESCAPE named “GOOD FOR VEGAN” by Sephora

●	Hollister Canyon Escape For Him and Hollister Canyon Escape For Her meet the following criteria:

○	Do not contain substances of animal origin (i.e., carmine, beeswax, honey, royal jelly, marine collagen, lanolin, fish extract, musk, silk, gelatin, milk, keratin, etc.)

○	Formula has not been tested on animals

○	Do not contain raw materials that have been tested on animals since March 11, 2009 for cosmetic purposes

ABERCROMBIE & FITCH

ABERCROMBIE & FITCH AWAY PACKAGING SUSTAINABILITY

●	Uses glass and folding cartons that are 100% recyclable

●	Carton liner is 100% recyclable and biodegradable

The Environment

Focus of 2022 work

Today, Interparfums USA is pursuing an environmental approach in the following areas

●	Manufacturing of components

●	The design of fragrances (juice)

●	Industrial packaging

Production of components

●	Glass bottles: Reducing consumption of glass and systematic use of recycled glass for launches

●	Packaging: Reducing consumption of cardboard, use of sustainable FSC-certified cardboard

●	Gift sets: Use of FSC cardboard

Design of fragrances (“juice”)

●	Continue close collaboration with fragrance houses to incorporate sustainably sourced ingredients in the fragrance oils used

Industrial packaging

●	Continue to work in close collaboration with EcoVadis Award Winning packaging service providers

○	Our largest filler in the United States has been awarded Bronze status in 2022 from EcoVadis. One of our largest pump manufacturers is the recipient of a 2021 Gold Medal from EcoVadis for Sustainability and a 2020 Bronze Medal from EcoVadis for its corporate social responsibility rating, and a large glass bottle manufacturer was awarded gold metals from EcoVadis for its corporate social responsibility rating two years in a row.

EcoVadis

●	A platform used by the main perfumes & cosmetics industry players

●	4 pillars:

○	The environment

○	Social & Human Rights

○	Ethics

○	Responsible sourcing

Targets

●	Become an active contributor to protecting the environment as well as through our business partners

As we continue in our endeavors of responsible employment, corporate citizenship and governance practices, and continue to elevate the issue of environmental responsibility, we will update our policies and procedures accordingly. As such, this Ethical Code of Conduct will be updated from time to time.

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

As our business is a global one, we intend to continue to build our global distribution footprint. For the distribution of brands within our European based operations, we operate through our distribution subsidiaries or divisions in the major markets of the United States, France, Italy and Spain, in addition to our arrangements with third party distributors globally. Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 120 countries around the world.

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

For our United States operations, we distribute products to retailers and distributors in the United States as well as internationally, including duty free and other travel-related retailers. We utilize our in-house sales team to reach our third party distributors and customers outside the United States. In addition, the business of our United States operations has become increasingly seasonal as shipments are weighted toward the second half of the year.

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

Inventory

We purchase raw materials and component parts from suppliers based on internal estimates of anticipated need for finished goods, which enables us to meet production requirements for finished goods. We generally ship products to customers within 72 hours of the receipt of their orders. Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers or directly to one of those third party fillers, which manufacture the finished products for us and then deliver them to one of our distribution centers.

Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European operations maintain product liability coverage in an amount of €20 million (approximately $21 million). Based on our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

Government Regulation

Under the Federal Food, Drug and Cosmetic Act, fragrance products are regulated as cosmetics, and fragrances include perfumes, colognes and aftershave. They must meet the same requirements for safety as other cosmetic ingredients. Compliance required of fragrance ingredients include being safe for consumers when they are used according to labeled directions or as consumers customarily use them.

Under the Fair Packaging and Labelling Act, companies and individuals who manufacture or market cosmetics have the legal responsibility to ensure the products are safe and labelled according to the Act.

Our fragrance products that are manufactured and marketed in Europe are also regulated as cosmetics and subject to EU Regulation 1223/2009, and after Brexit, the United Kingdom regulation of The UK Schedule 34 to the Product Safety and Metrology Regulation 2019. As of the date of this report, IP products are in compliance with these regulations.

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

Under various licenses and other agreements, we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Anna Sui
●	bebe
●	Boucheron
●	Coach

●	Donna Karan and DKNY
●	Dunhill
●	Emanuel Ungaro
●	French Connection
●	Graff
●	GUESS
●	Hollister
●	Jimmy Choo
●	Kate Spade
●	Karl Lagerfeld
●	MCM
●	Moncler
●	Montblanc
●	Oscar de la Renta
●	Ferragamo
●	S.T. Dupont
●	Van Cleef & Arpels

In addition, we are the registered owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin
●	Intimate
●	Aziza

Human Capital

General

As of December 31, 2022, we had 527 full-time employees worldwide. Of these, 306 are full-time employees of our European operations and its subsidiaries, with 186 employees engaged in sales activities and 120 in administrative, production and marketing activities. Our United States operations have 175 full-time employees, and of these, 51 are engaged in sales activities and 124 in administrative, production and marketing activities. In addition, Interparfums Italia Srl, our wholly-owned subsidiary, has 46 full-time employees, with 21 engaged in sales activities and 25 in administrative, production and marketing activities. Other than for the employees of Interparfums Italia Srl, we do not have collective bargaining agreements relating to any of our employees, and we believe the collective bargaining agreement for our employees of Interparfums Italia Srl will not have a material adverse effect on our operations. We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment and, believe that our relationship with our employees is good.

Goals for our employees Company-wide are

-	developing a team spirit and cross-functional collaboration;

-	maintaining a high level of expertise;

-	cultivating a culture that promotes our values of entrepreneurship, commitment, creativity and passion;

-	developing a respectful and inclusive work environment;

-	ensuring equal opportunity employment;

-	empowering employees to develop their skills and grow their careers;

-	promoting dialogue between employees and management;

-	offering quality working conditions;

-	preserving the health and safety of all;

-	maintaining a proper balance between professional and private life.

United States Operations

Our employees are one of our most valuable assets, and fostering long-term relationships are beneficial to the continuity of our business. After experience and expertise in the respective fields of employment, we look for dedication and loyalty among our employees, as we believe having long-term staff members benefits our Company. All of our executive senior officers have been with us for more than twenty years (other than our CFO who just joined our company in September 2022), and we have several senior and upper-level staff members, who have also been with us long-term. These long-term executives and employees believe that our Company and their co-workers are an extended family and share the same values of entrepreneurship, commitment, creativity and passion. Their efforts and dedication are what allow our Company to prosper.

Every year, United States operations organizes two seminars over several days for all its global sales staff. This seminar provides an opportunity to present all the Company’s brands and products and marketing strategies.

The safety of our employees is of paramount importance to us. In the early stages of the COVID-19 pandemic, we experienced brief closures at all of our locations, and adapted to working remotely. Upon reopening, we implemented prevention protocols to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, are in compliance with the Centers for Disease Control guidelines and state requirements.

As part of our increasing benefits of working at our United States operations, we provide a comprehensive benefits package (medical, dental, vision, long-term disability, accidental death and dismemberment insurance and life insurance, 401-K, commuter benefits), allow Friday remote working arrangements for our employees, have shorter hours on Fridays during the summer months, offer various gifts and “goodie bags” during various times of the year, have made available food choices for purchase in our lunchroom in New York from the “Fraîche fridge,” and hold quarterly presentations showing financial results, updates on all departments, existing product lines, as well as the development and launches of new products for all of our brands for all employees and consultants worldwide of United States operations so that all are made aware of our operations, and invite comments from those in attendance at the presentations.

Interparfums Italia Srl

The employees of our wholly-owned Italian subsidiary, Interparfums Italia Srl, receive both benefits required under Italian law and certain additional benefits that it provides. Below are employee benefits provided as required by law.

○ Health insurance for employees and family coverage

○ Supplementary voluntary severance plan

○ Parental leave

○ Study leave

○ Training in health and safety at work

○ Paid time off

○ Implementation of Covid anti-contagion measures and protocol

Interparfums Italia also provides these additional benefits for its employees:

○ Working remotely 2 days per week

○ Flexible working hours (different start and end times for employees’ workday)

○ Onboarding Process – Welcome day (includes training on Company’s history and values, meeting with all teams, a gift and dinner with the new hire’s team)

○ Welfare Plan – €500 per year to each employee that can be used through a dedicated platform that encompasses a broad range of benefits and services (transportation, education, health, culture and leisure time, supplementary pension, other fringe benefits)

○ Paid time off for medical checkups - 10 hours per year

○ Restaurant voucher to cover lunch expenses (value of €8 per each day worked)

○ Mobile phone and unlimited internet connection for specific category of employees (based on role)

The following additional benefits are also provided:

○ Event celebrations to actively promote and build a sense of belonging

○ New office set up including dining area to socialize and relax (free coffee, tea and biscuits)

○ Easter - Chocolate eggs gift for charity purpose (AIL - Italian Association against Leukemia Lymphoma and Myeloma)

○ Christmas – Greeting cards and gift sets baskets for charity purpose (ANT – Medical care at home for cancer patients)

European Operations

Interparfums SA’s employees constitute its most important contributor for creating value. For that reason, their professional fulfillment and motivation are indispensable drivers for our development.

With a family-style management culture that is close to its employees, everyone is free to share their ideas in a manner that respects the company’s values. Management attaches great importance to ensuring that each employee fully understands and supports Interparfums SA’s strategy.

Through weekly memos and regular information meetings on business developments and trends, employees are kept up-to-date on expectations of management and the market. The organization’s flexibility largely made up of small teams facilitates its continuous adaptation to all changes or evolving external conditions.

This sharing of the “Interparfums” spirit, also entails a commitment to and understanding of its ethical values by each employee, the fulfillment of employees at work and compliance with good working conditions. This ethical commitment is formalized by a “Code of Good Conduct” to which each employee subscribes, and that is focused in particular on health, safety, discipline, risk management, preventing harassment, respecting individual freedoms, sensitive transactions, fraud and business confidentiality.

In 2017, Interparfums SA adopted a Charter relating to the right to disconnect from digital devices that was accepted by each employee.

Every two to three years, Interparfums SA organizes a seminar over several days for all its distributors from throughout the world. This seminar provides an opportunity to present all the company’s brands and products, meet with all distributors and involve them in Interparfums SA’s development while giving the distributors an opportunity to meet with staff with whom they work closely on a daily basis.

The Human Resources Department pays particular attention to ensuring equal opportunity and non-discrimination for each recruitment. Only skills, experience, qualifications and the personality of the candidates are taken into account in the selection process for new employees. This diversity in terms of profiles, culture, age and gender constitutes a decisive strength of its teams, the company’s most important asset.

Women account for 72% of Interparfums’ workforce and 52% of management positions are occupied by women in 2021.

Since 2019, Interparfums SA has organized an annual disability awareness raising campaign. In 2021, employees were given an opportunity to participate role-playing workshop designed to give them a first-hand perspective of a person with a disability (hearing, visual, psychological, motor). Thanks to these opportunities for exchange, employees were able to talk about their all possible impediments and share their views and experiences.

Through these awareness-raising campaigns and local support from the Human Resources teams, two employees were accorded the status of employees with disabilities through a specific procedure available in France for that purpose (Reconnaissance de la Qualité de Travailleur Handicapé or RQTH).

Interparfums SA also participates indirectly in promoting the employment of persons with disabilities and combating exclusion discrimination. The company has chosen to use a sheltered work enterprise to package its perfume boxes and a global communications agency called “Les Papillons de Jour” to organize the European Week for the Employment of People with Disabilities (EWPD).

In 2021, the total cost for these services amounted to €974,094.

In addition, Interparfums SA has adopted action plans promoting the employment of seniors and equal opportunity between men and women.

Compensation and wage increases

Interparfums SA has a compensation policy as well as a system of job classifications and performance evaluations applied to all employees. These procedures guarantee the principle of fairness as well as equal treatment of men and women employees. All employees benefit from a combination of fixed and variable incentive compensation benefits linked to Interparfums SA’s performance.

Profit-sharing

As required by French law, a statutory employee profit-sharing agreement was implemented in 2001. In April 2015, this agreement was amended to provide more advantageous terms to employees, representing an important component of compensation and motivation for all staff and reviewed every year.

Savings plan and pension plan

All employees of Interparfums SA benefit from a company savings plan which proposes several types of funds corresponding to the specific projects of each. Since 2017, it has adapted its plan by proposing an Interparfums stock ownership fund allowing employees to take advantage of the growth of Interparfums’ shares under favorable tax conditions. The amounts employees pay into this fund are supplemented by an important contribution by the company.

In addition, a group retirement savings plan (Plan d’Epargne Retraite Collectif or PERCOL) is available to employees as a vehicle for preparing for their retirement and to which the company contributes significantly. Employees also can transfer a portion of their unused annual vacation days into the Interparfums SA retirement savings plan.

Supplemental defined contribution retirement plan contract (Article 83)

Management employees benefit from a supplemental defined-contribution retirement plan. Participation in this plan is mandatory. This individual plan is funded by monthly employee and employer contributions, with the breakdown of these latter contributions freely determined. Interparfums SA has decided to assist its employees in financing this supplemental retirement benefit, by assuming an important percentage of these contributions itself.

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

Our future expansion through acquisitions or new product licenses or distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business. Just as the loss of a license or other significant agreement may have a material adverse effect on us, our failure to acquire rights to new brands may also negatively impact us.

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

We review, and from time to time may establish, arrangements and strategic alliances that we believe would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. These business relationships may require us to rely on the local expertise of our partners with respect to market development, sales, local regulatory compliance and other matters. Further, there may be challenges with ensuring that such arrangements or strategic alliances implement the appropriate internal controls to ensure compliance with the various laws and regulations applicable to us as a U.S. public company. Accordingly, in addition to commercial and operational risk, these arrangements and strategic alliances may entail risks such as reputational risk and regulatory compliance risk. In addition, there can be no assurance that we will be able to identify suitable alliances or candidates, that we will be able to consummate any such alliances or arrangements on favorable terms, or that we will realize the anticipated benefits of entering into any such alliances or arrangements.

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

Although in both 2022 and 2021 we weathered the COVID-19 pandemic and its effects to date, if the pandemic reemerges, it may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic, its variants and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, have had and we expect will continue to have, certain negative impacts on our business including, but not limited to, the following:

●	Deteriorating economic and political conditions in certain of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a decrease in demand for our products.

●	We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of re-emergence of the COVID-19 pandemic on our operations.

●	Considerable uncertainty remains regarding the potential re-emergence of COVID-19 variants, including potential reinstatement of measures by various authorities and others in response to any such re-emergence. As we continue to monitor potential COVID-19 variant developments, including the impacts on our consumers, customers and suppliers, we take further measures as necessary to protect our business and our employees. Some of the actions we take could adversely impact our business, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of a re-emergence of COVID-19 variants.

●	Actions we may take, or decisions on potential actions that we did not take, as a consequence of a resurgence of a COVID-19 variant pandemic may result in claims or litigation against us.

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

An outbreak of disease, epidemic or pandemic, or similar public threat on the scope of COVID-19, or fear of such an event, that negatively impacts consumer spending on our products could have a material adverse impact on the Company’s business, financial condition and operating results. The extent and potential short and long-term impact of any other pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ willingness to travel and purchase our products, and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted.

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

Terrorist attacks such as those that have previously occurred in Paris, France where we have our European headquarters, amongst other locations, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East, Ukraine and Africa or natural disasters, may adversely affect prevailing economic conditions. These events could result in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

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

Jean Madar, our Chairman and Chief Executive Officer, and Philippe Benacin, our President, and Chief Executive Officer of Interparfums SA, are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found.

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

Under the Federal Food, Drug and Cosmetic Act, fragrance products are regulated as cosmetics, and fragrances include perfumes, colognes and aftershave. They must meet the same requirements for safety as other cosmetic ingredients. Compliance required of fragrance ingredients include being safe for consumers when they are used according to labelled directions or as consumers customarily use them.

Under the Fair Packaging and Labelling Act, companies and individuals who manufacture or market cosmetics have the legal responsibility to ensure the products are safe and labelled according to the Act.

Our fragrance products that are manufactured and marketed in Europe are also regulated as cosmetics and subject to EU Regulation 1223/2009, and after Brexit, the United Kingdom regulation of The UK Schedule 34 to the Product Safety and Metrology Regulation 2019. As of the date of this report, IP products are in compliance with these regulations.

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

There continues to be an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning social impact and environmental matters. We are spending considerable time addressing social impact and sustainability matters, which are becoming more prominent issues for certain of our institutional shareholders. From time to time, we may announce certain initiatives, including goals and commitments, regarding environmental matters, packaging, responsible sourcing and corporate social responsibility. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in distribution channels, new licenses or other acquisitions. Moreover, the standards by which corporate social responsibility are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any of such matters could have a material adverse effect on our business.

Our business is subject to seasonal variability.

Our business is somewhat seasonal due to the timing of shipments to our customers, which are weighted to the second half of the year. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the third and fourth quarters.

Our business is subject to inflationary pressures.

Despite significant inflationary pressures that started during 2022 affecting many aspects of our business, especially increase component costs and shipping, we were able to offset the effects of inflation during 2022 by increasing the prices of our products. Although we believe inflation will continue to be a major factor in 2023, a further increase in sales prices should help to mitigate its impact to some degree. However, we may not be able to continue increasing our prices indefinitely without causing a reduction in the number of consumers with sufficient disposable income to buy our certain of our fragrance products, which could have a material adverse effect on our business.

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

If there is insufficient demand for our existing fragrance products, or if we do not develop future strategies and products that withstand competition or if we are unsuccessful in competing on price terms, then we could experience a material adverse effect on our business, financial condition and operating results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

United States Operations

We maintain our corporate headquarters and United States operations in approximately 32,000 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expires on October 31, 2025. In addition, we maintain office space in Hong Kong with a lease that expires in June 2023, as well as a small leased distribution center in Hong Kong through December 2023. In October 2021 we leased office space in Florence, Italy for a 6-year term with an option for an additional 6 years for Interparfums Italia Srl.

European Operations

Since March 2022, our European operations have maintained their corporate headquarters at 10 rue de Solférino in the 7th arrondissement of Paris. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft. United States distribution operations for European operations maintain their headquarters in New York City, with a lease that expires in May 2029. During 2022, we also purchased several small apartments at 96 rue de l’Université, Paris adjacent to the main office complex and have started the process of converting them into additional offices. A small office is located Singapore for Asia-Pacific distribution by European operations.

In addition, European operations maintain an approximately 37,000 square meters (approximately 398,265 square feet) distribution center located in Criquebeuf sur Seine, France, with a seven year term that expires May 2027 and an option to extend the term for an additional two years. Interparfums SA also has several agreements for warehousing and distribution services which are renewed on an annual basis, as well as a one with a service provider that expires in 2024. Fees payable are partially calculated based upon a percentage of sales, which is customary in the industry.

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

Fiscal 2022	High Closing Price	Low Closing Price
Fourth Quarter	99.35	74.26
Third Quarter	86.78	70.02
Second Quarter	89.45	64.74
First Quarter	106.82	80.22

Fiscal 2021	High Closing Price	Low Closing Price
Fourth Quarter	106.90	75.89
Third Quarter	79.42	67.55
Second Quarter	77.95	69.96
First Quarter	76.75	59.17

As of February 8, 2023, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 28. We believe there are approximately 32,436 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index and the average performance of a group of the Company’s peer corporations consisting of: CCA Industries, Inc., Colgate-Palmolive Co., Estée Lauder Companies, Inc., Inter Parfums, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Procter & Gamble Co., Stephan Co., Summer Infant, Inc. and United Guardian, Inc. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inter Parfums, Inc., the NASDAQ Composite Index,
and a Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/17	12/18	12/19	12/20	12/21	12/22

Inter Parfums, Inc.	100.00	153.33	172.84	144.75	259.11	239.94
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Peer Group	100.00	99.33	136.46	159.01	192.02	171.79

Dividends

In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the annual cash dividend. In February 2021, the Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. In February 2022, the Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share. Just recently, in February 2023 the Board of Directors further increased the annual dividend to $2.50 per share. The next quarterly cash dividend of $0.625 per share is payable on March 31, 2023 to shareholders of record on March 15, 2023.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European operations through our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the NYSE Euronext.

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 68%, 75% and 78% of net sales for 2022, 2021 and 2020, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 32%, 25% and 22% of net sales in 2022, 2021 and 2020, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach and GUESS brand names.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2022	2021	2020
Montblanc	18%	19%	21%
Jimmy Choo	18%	18%	16%
Coach	15%	16%	17%
GUESS	12%	12%	11%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France and the United States.

We grow our business and expand our shares in two distinct ways. First, by adding new brands to our portfolio, either through new licenses or other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling, as well as by phasing out underperforming products, so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are either received and stored directly at our third-party fillers or received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in several jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 had significantly restricted international travel, the travel retail business has picked up. We remain confident that travel retail will once again be a source of growth over the long-term. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until the second half of 2023. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic might continue to have adverse effects on our results of our operations, financial position and cash flows through at least the first half of 2023.

Recent Important Events

Lacoste

In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted for the production and distribution of Lacoste brand perfumes and cosmetics. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license becomes effective in January 2024 and will last for 15 years.

Dunhill

In April 2022, we announced that the Dunhill fragrance license will expire on September 30, 2023 and will not be renewed. The Company will continue to produce and sell Dunhill fragrances until the license expires and will maintain the right to sell-off remaining Dunhill fragrance inventory for a limited time as is customary in the fragrance industry.

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

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective on July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

Rochas Fashion

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, in the first quarter of 2021, we took a $2.4 million impairment charge on our Rochas fashion trademark. In the fourth quarter of 2022, we again took a $6.8 million impairment charge on the Rochas fashion trademark after an independent expert concluded that the valuation of the trademark was $11.3 million. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025 at its then fair market value.

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

The purchase price includes the complete renovation of the site. As of December 31, 2022, $148.1 million of the purchase price, including approximately $4.4 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2022. The purchase price has been allocated approximately $61.1 million to land and $87.0 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $3.4 million of cash held in escrow is also included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2022.

The acquisition was financed by a 10-year €120 million (approximately $128.0 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

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

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.80%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2022 indefinite-lived intangible assets aggregated $105.0 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2022 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value

Weighted average cost of capital	+10%	$(7.2)
Weighted average cost of capital	-10%	$8.1
Future sales levels	+10%	$9.7
Future sales levels	-10%	$(9.7)

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

Quantitative Analysis

During the three-year period ended December 31, 2022, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2022, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.8 million and selling, general and administrative expenses would have changed by approximately $0.1 million. The collective impact of these changes on 2022 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted share would be an increase or decrease of approximately $0.8 million, $0.5 million and $0.02, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2022	% Change	2021	% Change	2020
European based product sales	$744.0	12%	$663.2	57%	$422.9
United States based product sales	342.7	58%	216.4	86%	116.1
Total net sales	$1,086.7	24%	$879.6	63%	$539.0

Net sales rebounded significantly in 2021, as compared to 2020 for both European and United States based operations and continued to increase in 2022. At comparable foreign currency exchange rates, net sales increased 30% in 2022, as compared to 2021. Net sales in 2020 reflected the negative impacts of the COVID-19 pandemic on the beauty industry. Retail store closings, event cancellations and a shutdown of international air travel brought our sales to a virtual standstill in early 2020. In the second half of 2020, business began rebounding thanks to retail stores reopening and a robust e-commerce business conducted by our retail customers.

For European based operations, our largest brands, Montblanc, Jimmy Choo and Coach grew 2022 sales by 15%, 23% and 18%, respectively, as compared to 2021. There were also significant gains made by our mid-sized brands, including Van Cleef & Arpels and Karl Lagerfeld. The year-over-year gains, in both euro and dollars, are all the more impressive considering our new product pipeline was dominated by flankers and extensions. However, we did bring to market several entirely new lines, including our first ever Moncler duo, Kate Spade Sparkle, Singulier by Boucheron and Open Road and Wild Rose by Coach.

In 2021, GUESS became our fourth brand with sales exceeding $100 million. Strong momentum on GUESS continued in 2022 with brand sales increasing another 24% as compared to 2021. There were also significant gains made by our mid-sized brands, especially Abercrombie & Fitch, Hollister and Oscar de la Renta. Additionally, 2022 saw the first full year of sales of Ferragamo products and in the second half of 2022, we also welcomed first time sales of our newest brands, Donna Karan/DKNY. Together, these new brands contributed to 38% growth of our US operations.

We are confident in our future as 2023 has many exciting developments for the Company. We have transitioned to a new modern enterprise resource planning system (ERP) for our US operations which will enable us to operate more efficiently and offer more scale to absorb our newer brands We have a solid line-up of new product launches in the pipeline for many of our brands. This includes the roll out of the Moncler Collection in the first quarter and a Duo flanker in the third quarter, a launch of GUESS Uomo Acqua in the second quarter, as well as Bella Vita Paradiso in the fourth quarter. Extensions of the Montblanc Legend, Jimmy Choo Man and Jimmy Choo’s I Want Choo, debut in the first, second and third quarters, respectively. Also, in the third quarter, we will unveil new men’s lines for Coach and Boucheron. Brand extensions and flankers are in the works for MCM, Abercrombie & Fitch, Hollister, Anna Sui, and Oscar de la Renta. In sum, 2023 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds, most notably inflation and supply chain disruptions. Lastly, we have recently announced the license agreement with Lacoste which will offer us another sizable building block of growth in 2024.

As in the past, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we have no certainty that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2022	2021	2020
	(in millions)

North America	$431.9	$354.1	$193.5
Western Europe	259.2	202.0	147.1
Asia	152.7	128.0	79.7
Middle East	87.8	61.0	46.8
Eastern Europe	74.2	69.7	33.1
Central and South America	69.9	56.4	32.5
Other	11.0	8.4	6.3
	$1,086.7	$879.6	$539.0

Our largest market, North America achieved sales growth of 22% in 2022 compared to 2021, while Western Europe and Asia grew sales by 28% and 19% in 2022, respectively, compared to 2021. Latin America and the Middle East also achieved top line growth of 24% and 44% in 2022, respectively compared to 2021. Eastern Europe saw only moderate top line growth of 6% as compared to 2021 largely related to the war in Ukraine.

Gross Margins

	Years ended December 31,
	2022	2021	2020
	(in millions)
European operations:
Net sales	$744.0	$663.2	$422.9
Cost of sales	236.9	221.2	152.3
Gross margin	$507.1	$442.0	$270.6
Gross margin, as a percent of net sales	68.2%	66.6%	64.0%

United States operations:
Net sales	$342.7	$216.4	$116.1
Cost of sales	155.4	101.5	56.0
Gross margin	$187.3	$114.9	$60.1
Gross margin, as a percent of net sales	54.7%	53.1%	51.8%

For European based operations, gross profit margin as a percentage of net sales was 68.2%, 66.6% and 64.0% in 2022, 2021 and 2020, respectively. Distribution in the United States for European based operations is handled by a 100% owned subsidiary of Interparfums SA based in the United States. Therefore, sales are made at a wholesale price rather than at an ex-factory price, resulting in higher gross margins. Net sales of our U.S. based distribution subsidiary increased 16% in 2022, as compared to 2021, leading to favorable mix and giving rise to the increase in gross margin in 2022 over both 2021 and 2020. We carefully monitor movements in foreign currency exchange rates as over 50% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.05 in 2022, 1.18 in 2021, and 1.15 in 2020. Pricing action also enabled us to offset inflationary pressures.

For United States operations, gross profit margin was 54.7%, 53.1% and 51.8% in 2022, 2021 and 2020, respectively. With a decline in sales in 2020, certain expenses such as depreciation of tools and molds together with the distribution of point-of-sale materials exaggerated the decline in gross margin for the year as a percentage of sales. The scale benefits coming from our significant growth in 2021 and 2022, combined with pricing actions and favorable channel/brand mix, have enabled us to more than offset the impacts of inflation and thus expand gross margin by 130 bps in 2021 and another 160 bps in 2022.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $43.1 million, $36.9 million and $26.4 million in 2022, 2021 and 2020, respectively, and represented 4.0%, 4.2% and 4.9% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $15.8 million, $10.0 million and $5.0 million in 2022, 2021 and 2020, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

	Years ended December 31,
	2022	2021	2020
	(in millions)
European Operations
Selling, general & administrative expenses	$358.3	$327.5	$210.6
Selling, general & administrative expenses as a percent of net sales	48.2%	49.4%	49.8%
United States Operations
Selling, general & administrative expenses	$134.0	$79.0	$50.1
Selling, general & administrative expenses as a percent of net sales	39.1%	36.5%	43.1%

For European operations, selling, general and administrative expenses increased 9% and 55% in 2022 and 2021, respectively, as compared to the corresponding prior year period, and represented 48.2%, 49.4% and 49.8% of sales in 2022, 2021 and 2020, respectively as we were able to leverage our scale. As discussed in more detail below, these fluctuations, which are in line with the fluctuations in sales for European operations, are primarily from variations in promotion and advertising expenditures. For United States operations, selling, general and administrative expenses increased 70% and 58% in 2022 and 2021, respectively, as compared to the corresponding prior year period and represented 39.1%, 36.5% and 43.1% of sales in 2022, 2021 and 2020, respectively. As discussed in more detail below, the increased selling, general and administrative expenses as a percentage of net sales are primarily the result of increases in promotion and advertising expenditures. Additionally, the US based operations increased expenses related to salaries and benefits as we build the organization and infrastructure to support our new brands and future growth.

Promotion and advertising included in selling, general and administrative expenses aggregated $212.4 million, $171.1 million and $91.7 million in 2022, 2021 and 2020, respectively. Promotion and advertising as a percentage of sales represented 19.5%, 19.5% and 17.0% of net sales in 2022, 2021 and 2020, respectively. Promotion and advertising programs were cut significantly in 2020 in response to market conditions. Promotion and advertising are integral parts of our industry, and we continue to invest heavily in promotional spending to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales, causing then to continue to grow strongly on a global basis. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts, the way brick-and-mortar stores and a business’ online operations work in tandem, and compelling content to deliver an integrated consumer experience. We anticipated that on a full year basis, future promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

Royalty expense included in selling, general and administrative expenses aggregated $87.0 million, $68.9 million and $41.1 million in 2022, 2021 and 2020, respectively. Royalty expense as a percentage of sales represented 8.0%, 7.8% and 7.6% of net sales in 2022, 2021 and 2020, respectively. The increases in 2022 and 2021, as a percentage of sales, are directly related to new licenses and increased royalty-based product sales. As a result of the COVID-19 pandemic, we reached agreements with most of our licensors to waive or significantly reduce minimum guaranteed royalties for 2020.

Service fees, which are fees paid within our European operations to third parties relating to the activities of our distribution subsidiaries, aggregated $7.9 million, $9.4 million and $6.8 million in 2022, 2021 and 2020, respectively. The 2022 and 2021 amounts are in line with and directly related to fluctuations in sales within our U.S. distribution subsidiary.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 17.9%, 16.8% and 13.1% for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Income and Expenses

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $53.3 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the future headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $128 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for fixed interest rate debt. Long-term debt including current maturities aggregated $186.8 million, $148.8 million and $24.7 million as of December 31, 2022, 2021 and 2020, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Due to the sizable swings in currency rates during 2022, we went from recognizing a gain of $2.3 million in 2021 to a loss of $1.9 million in 2022. This accounts for most of our fluctuation within Other income and expenses.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments. In 2022, short-term investments include approximately $19.9 million of marketable equity securities of other companies in the luxury goods sector. Interest and investment income includes approximately $3.1 million of unrealized gains on marketable equity securities. Given our strong balance sheet and cash position, the increase in interest rates had a favorable impact on interest and investment income.

Income Taxes

Our effective income tax rate was 22.2%, 27.1% and 27.9% in 2022, 2021 and 2020, respectively.

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

Our effective income tax rate for European operations was 25.2%, 30.6% and 29.7% in 2022, 2021 and 2020, respectively, as the French Prime Minister reduced the French corporate income tax rate from approximately 33% to 25% over a three-year period.

Our effective income tax rate for U.S. operations was 13.8%, 15.6% and 16.7% in 2022, 2021 and 2020, respectively.

Our effective tax rate differs from the 21% statutory rate due to state, local and foreign taxes, offset by benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income. Additionally, in the third quarter of 2022, our U.S. operations recognized a one-time tax benefit of $2.5 million associated with the 2021 Salvatore Ferragamo acquisition. At the time of the acquisition, we had not recognized deferred tax benefits as there were uncertainties concerning its potential recoverability; however, as of September 30, 2022, the recoverability was deemed likely.

The Company has determined that it has no tax liability related global intangible low-taxed income (“GILTI”) as of December 31, 2022, 2021 and 2020. The Company also estimated the effect of its foreign derived intangible income (“FDII”) and recorded a tax benefit of $1.5 million, $0.6 million and $0.3 million as of December 31, 2022, 2021 and 2020, respectively. Share-based compensation resulted in a discrete tax benefit of $0.8 million, $1.3 million and $0.4 million in 2022, 2021 and 2020, respectively.

Net Income

	Year ended December 31,
	2022	2021	2020
	(In thousands)

Net income attributable to European operations	$107,292	$80,670	$41,990
Net income attributable to United States operations	43,745	29,357	7,978
Net income	151,037	110,027	49,968
Less: Net income attributable to the noncontrolling interest	30,099	22,616	11,749
Net income attributable to Inter Parfums, Inc.	$120,938	$87,411	$38,219

Net income attributable to European operations was $107.3 million, $80.7 million and $42.0 million in 2022, 2021 and 2020, respectively, while net income attributable to United States operations was $43.7 million, $29.4 million and $8.0 million in 2022, 2021 and 2020, respectively. The fluctuations in net income for both European operations and United States operations are directly related to the previous discussions concerning changes in sales, gross profit margins, selling, general and administrative expenses, most of which were caused by the effects of the COVID-19 pandemic beginning in 2020 and the recovery in 2021 and 2022.

The noncontrolling interest arises primarily from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 27.9%, 28.0% and 28.1% of European operations net income in 2022, 2021 and 2020, respectively. Net margins attributable to Inter Parfums, Inc. aggregated 11.1%, 9.9% and 7.1% in 2022, 2022 and 2020, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of December 31, 2022, we had $256 million in cash, cash equivalents and short-term investments, most of which are held in euro by our European operations and are readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of December 31, 2022, short-term investments include approximately $19.9 million of marketable equity securities.

As of December 31, 2022, working capital aggregated $443 million, and we had a working capital ratio of 2.3 to 1. Approximately 80% of the Company’s total assets are held by European operations including approximately $249 million of trademarks, licenses and other intangible assets.

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in this annual report on Form 10-K. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2022, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Lacoste brand. This new license takes effect January 2024.

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we are gaining several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. The exclusive license became effective on July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

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

Cash provided by operating activities aggregated $115.2 million, $119.6 million, and $65.0 million in 2022, 2021 and 2020, respectively. In 2022, working capital items used $65.6 million in cash from operating activities, as compared to $13.7 million in 2021 and $7.3 million in 2020. Although, from a cash flow perspective, accounts receivable is up approximately 37% from year-end 2021, the balance is reasonable based upon fourth quarter 2022 record sales levels and reflects strong collection activity as day’s sales outstanding increased slightly to 64 days in 2022, as compared to 61 days in 2022 and decreased significantly as compared to 86 days in 2020. From a cash flow perspective, inventory levels are up 49% from year-end 2021. Inventory days on hand increased to 231 days in 2022, as compared to 208 days in 2021, and 277 days in 2020 as we chose to protect service level in light of the COVID driven supply chain disruptions.

Cash flows used in investing activities reflect the purchase and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months marketable equity securities and other contracts. At December 31, 2022, approximately $39 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we generally spend less than $5.0 million on capital expenditures including tools and molds needed to support our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, the Company entered into a $53.3 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

In April 2021, Interparfums SA completed the acquisition of its future headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The $142 million purchase price is in line with market value and includes the complete renovation of the site. As of December 31, 2021, $136.1 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in building, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2021. Approximately $8.8 million of cash held in escrow is included in other assets on the accompanying balance sheet as of December 31, 2021. In 2022 this cash was released from escrow and there is no longer any balance of cash outside of cash and cash equivalents on the accompanying balance sheet as of December 31, 2022. In addition, the Company borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid.

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

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2022, cash generated by operations and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2022 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $20 million in credit lines provided by a consortium of international financial institutions. There were no balances due from short-term borrowings as of December 31, 2022 and 2021.

In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly and in February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. In February 2023 the Board of Directors further increased the annual dividend to $2.50 per share. The next quarterly cash dividend of $0.625 per share is payable on March 31, 2023, to shareholders of record on March 15, 2023. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $79.8 million, $41.5 million and $21.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The cash dividends to be paid in 2023 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2022 as they were either offset by price increases we passed onto our respective customers or operating efficiencies.

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

As of December 31, 2022, we had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $36.5 million which all have maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent auditor, Mazars USA LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Michel Atwood	Director and Chief Financial Officer
Philippe Santi	Director, Executive Vice President and Chief Financial Officer, Interparfums SA
François Heilbronn	Director
Robert Bensoussan	Director
Patrick Choël	Director
Michel Dyens	Director
Veronique Gabai-Pinsky	Director
Gilbert Harrison	Director
Frederic Garcia-Pelayo	Executive Vice President and Chief Operating Officer of Interparfums SA

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 18 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2022, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of ten (10) directors.

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

During 2022, our board of directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During 2022, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our Company’s website.

The Company does not have an “audit committee financial expert” within the definition of the applicable Securities and Exchange Commission rules. Finding qualified nominees to serve as a director of a public company without the comparable financial resources of other larger, more established companies has been challenging. In addition, despite the applicable Securities and Exchange Commission rule which states that being named as the audit committee financial expert does not impose any greater duty, obligation or liability, our company has been met with resistance from both present and former directors to being named as such, primarily due to potential additional personal liability. However, as the result of the background, education and experience of the members of the Audit Committee, our board of directors believes that such committee members are fully qualified to fulfill their obligations as members of the Audit Committee. The Chair of the Audit Committee, Mr. François Heilbronn, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer which is specialized in business strategy and complex financial operations and investments.

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our Company’s executives and administers our company’s stock option plans. During 2022, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●	Nominating Committee – During 2022, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our Company’s website.

We have adopted a board diversity policy, which provides that the selection of candidates for appointment to our board will be based on an overriding emphasis on merit, but the Nominating Committee will seek to fill board vacancies by considering candidates that bring a diversity of background and industry or related expertise to our board. The Nominating Committee is to consider an appropriate level of diversity having regard for factors such as skills, business and other experience, education, gender, age, ethnicity and geographic location. A copy of the board diversity policy is posted on our company’s website. In addition, Nasdaq has adopted a Board Diversity Rule, which requires Nasdaq listed companies to publicly disclose board-level diversity statistics using a standardized template during 2022. By the 2025 annual meeting, we will be required to disclose whether or not we have two directors that are diverse under the applicable Nasdaq rule, and if not, then why not. We do not foresee any issue in complying with Nasdaq Board Diversity Rule at this time.

Nasdaq Board Diversity

As required by the the Nasdaq Diversity Rule, the board of directors of our company presently has one (1) member who self-identifies as a female and one (1) member who identifies as Hispanic, which is in compliance with the Nasdaq Board Diversity rule. Below is the Nasdaq Board Diversity Matrix, which shows the gender identity and demographic background of our board of directors as they have self-identified.

Board Diversity Matrix for INTER PARFUMS INC. As of February 28, 2023

Total Number of Directors	10
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	9	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	1	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	8	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 62, a Director, has been the Chairman of the Board since our Company’s inception, and is a co-founder of our Company with Mr. Philippe Benacin. From inception until December 1993 he was the President of our Company; in January 1994, he became Director General of Interparfums SA, our Company’s subsidiary; and in January 1997, he became Chief Executive Officer of our Company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 64, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of our Company and Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC) in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Michel Atwood

Mr. Atwood, age 53, became our Chief Financial Officer on September 6, 2022, succeeding Mr. Russell Greenberg, the former Chief Financial Officer, who retired on that same date. Mr. Atwood was first elected to our Board of Directors at the 2022 Annual Meeting held in September 2022.

From September 2018 through March 2022 while at Estée Lauder, Mr. Atwood had strategic oversight for the fragrance category across that company and operational accountability for several of its fragrance brands. He also had senior level merger and acquisition (“M&A”) duties, including acquisition integration and brand divestitures/discontinuations. Over his nearly four years at Estée Lauder, he also drove cross-brand synergies across research and development and supply chain for the fragrance category. From February 2017 to August 2018, he was an independent consultant as an M&A advisor on multiple fragrance license acquisitions and also acted as a private investor.

From 1995 to 2017, Mr. Atwood has held several executive positions at Procter & Gamble (“P&G”) in France, Switzerland, Italy and Germany. His final title at P&G was Divisional CFO of Global Prestige Fragrances, leading a 90 member team, and ultimately spearheading the divestiture of that division to Coty. Earlier he was CFO Global Markets – Prestige Fragrances, a business generating over $2 billion in sales, where he headed a globally dispersed team of 60 people supporting the go-to-market organization (affiliates, Travel Retail and distributors) of the Prestige Division. Before that, he was Global Prestige Director of Strategic Planning, Licensing and Acquisition shaping and executing the overall business direction and licensing and acquisition strategy of P&G’s Global Fragrance and Premium skin and cosmetics businesses.

Michel Atwood holds a Master’s degree in Software Engineering from the Institut National des Sciences Appliquées of Lyon, and a Master’s in International Finance from HEC Paris, the prestigious French business school. He also earned the designation of Certified Management Accountant from the Institute of Management Accountants. He has a truly international background, working/living in France, Switzerland, the U.S., Canada, Turkey and Italy. We believe that Mr. Atwood’s skills and experience in accounting, international tax, mergers and acquisitions, as well as his knowledge of the fragrance industry, render him qualified to serve as a member of our board of directors.

Philippe Santi

Philippe Santi, age 61, and a Director since December 1999, is the Executive Vice President and Chief Financial Officer of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, has been the Chief Financial Officer of Interparfums SA since February 1995. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 61, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Robert Bensoussan, age 65, has been a Director since March 1997, and is also an independent director. Mr. Bensoussan is the founder of Sirius Equity Consultants, a retail and branded luxury goods investment company. To date, Mr. Bensoussan remains as an investor in Hapy Sweet Bee Ltd, natural health food products,

He was previously Chairman of Camaïeu, the French retail conglomerate, a board member of Celio International, the French retail conglomerate and Vivarte representing the GLG hedge fund. In the latter part of 2019, Mr. Bensoussan resigned after 6 years as the only non-North American board member of lululemon athletica Inc. Following the successful sale in 2021, Mr. Bensoussan stepped down from the board of Feelunique.com, one of Europe’s largest online beauty retailers after serving 9 years.

He is a member of the Advisory Board of Pictet Bank Premium Brands Fund and sits on the board of Pronovias, the worldwide leader of wedding dresses. Yonderland, Europe’s largest premium outdoor retailer and SNS, a prominent aspirational streetwear and entertainment hub.

Previously Mr. Bensoussan was as director of, and had an indirect ownership interest in, J. Choo Limited until July 2011, and was CEO from 2001 to 2007, and was a member of the Board of Jimmy Choo Ltd, from 2001 to 2011, which had been a privately held luxury shoe wholesaler and retailer.

We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen, as well as his experience in the retail and branded luxury goods market.

Patrick Choël

Mr. Choël, age 79, was appointed to the board of directors in June 2006 as an independent director, and is a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Choël is a director of our majority-owned subsidiary, Interparfums SA, a publicly held company, and Christian Dior a privately held company. For approximately 10 years, through March 2004, Mr. Choël was the President and CEO of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., first Parfums Christian Dior, a leading world-wide prestige beauty/fragrances business, and later, the LVMH Perfumes and Cosmetics Division, which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy, among others. Prior to such time, for approximately 30 years, he held various executive positions at Unilever, including President and CEO of Elida Fabergé France and President and CEO of Chesebrough Pond’s USA. Because of this experience, especially in the prestige beauty business, we believe that Mr. Choël is qualified to serve as a member of our board of directors.

Michel Dyens

Michel Dyens, age 82 and an independent director, is the Founder, Chairman and Chief Executive Officer of Michel Dyens & Co., which he founded over 25 years ago. With headquarters in New York and Paris, Michel Dyens & Co. is a leading independent investment banking firm focused on mergers and acquisitions. Michel Dyens & Co. has vast experience in luxury goods, beauty, spirits and other premium branded consumer goods in which it has concluded numerous landmark deals. Michel Dyens & Co. has advised in such deals as the sale of the Grey Goose ultra-premium vodka brand to Bacardi, the acquisition of the luxury Swiss watchmaker Hublot by LVMH, the sale of the Harry Winston to Aber Diamond Corporation and Boucheron to Kering. Michel Dyens & Co. represented the owners of Liaigre, the luxury furniture brand, in the sale to Symphony International and Navis Capital, and Casa Dragones, the ultra-premium tequila, in the sale to BDT Partners (Byron Trott).

In 2021, Michel Dyens & Co. represented the owners of Buly, the luxury French fragrance and beauty brand, in the sale to LVMH and the owners of Blissim, the French leader in beauty subscription e-commerce, and online beauty retail for an investment by Raise Investissement. In addition, he has just sold We11done, the Korean contemporary fashion and lifestyle brand, to Sequoia Capital.

Michel Dyens & Co. was the exclusive advisor to Creed in the sale of the ultra-luxury fragrance company Creed BlackRock Long Term Private Capital, and represented Mr. Chin Wook Lee, the founder and CEO of Dr. Jart+, in the sale of Have & Be Co. Ltd. to The Estée Lauder Companies. Michel Dyens & Co. also advised the owner of the ultra-luxury fragrance brand By Kilian, in the sale to Estée Lauder. Michel Dyens & Co. advised the shareholders of the largest independent hair color and hair care company in Brazil, Niely Cosmeticos in the sale of the company to L’Oréal, as well as the owner of the super-premium liqueur St-Germain in the sale of the brand to Bacardi, the Colomer Group (American Crew and CND/Shellac brands) in its sale to Revlon, and Sidney Frank Importing Company in the sale of the company to Jaegermeister. Other transactions include the sale of the Essie cosmetics business to L’Oréal, the sale of TIGI (BedHead and Catwalk brands) to Unilever, the luxury hair care brand Christophe Robin to The Hut Group, the thinning hair brand NIOXIN Research Laboratories to Procter & Gamble, John Frieda Professional Hair Care and Molton Brown to the Kao Corporation, the Svedka vodka brand to Constellation Brands and Chambord liqueur to Brown-Forman.

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

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 57, was elected for the first time to our board in September 2017. She became a director of Interparfums SA in April 2017. She is currently operating a startup specialty fragrance business, and a director of Lifetime Brands (Nasdaq: LCUT), which is in the home goods business. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014, Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at The Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 82, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

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

Mr. Harrison received a Bachelor of Science in Economics from The Wharton School of The University of Pennsylvania in 1962 and his Juris Doctor from The University of Pennsylvania Law School in 1965. He is also Chairman of the Fashion Division of UJA, Treasurer and a Board member of the Southampton Hospital, Director of the Peggy Guggenheim Collection, and former Board member of the Wharton School of the University of Pennsylvania. We believe Mr. Harrison is qualified to serve as a member of our board of directors due to his tremendous depth and breadth of knowledge about the merchandising and consumer industry, and he has a long track record of facilitating value-creating transactions for companies in this sector. Mr. Harrison’s autobiography, Deal Junky, was published in January 2022.

Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 61, has been with Interparfums SA for more than the past 20 years. He is currently the Executive Vice President and Chief Operating Officer of Interparfums SA, and was previously the Director of its Luxury and Fashion division beginning in March 2005. He was also previously the Director of Marketing and Distribution for Perfume and Cosmetics and was first named Executive Vice President in 2004.

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

During 2022 and prior years, Mr. Madar, the Chairman and Chief Executive Officer, took the initiative after discussions with Mr. Russell Greenberg, the former Executive Vice President, Chief Financial Officer and board member, and recommended executive compensation levels for executives for United States operations. Mr. Benacin, the Chief Executive Officer of Interparfums SA, took the initiative after discussions with Philippe Santi, the Chief Financial Officer of Interparfums SA, and recommended executive compensation levels for executives for European operations. The recommendations are presented to the compensation committee for its consideration, and the compensation committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Messrs. Madar and Benacin are not present during deliberations or determination of their executive compensation by the compensation committee. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The compensation committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2022 overwhelmingly approved the compensation policies and decisions of the compensation committee. The compensation committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our compensation committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry, and takes into account our company’s performance as well as our own strategic goals. Further, the compensation committee believes that its present policies to date, with its emphasis on rewarding performance, has served to focus the efforts of our executives, which in turn has permitted our company to weather the COVID-19 pandemic, supply chain disruptions and geopolitical turmoil in certain parts of the world, which resulted in the Company’s record results for 2022. During 2022, the members of such committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky.

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

Our named executive officers have all been with the Company for more than the past ten (10) years, other than Mr. Atwood who joined our Company in September 2022, with Messrs. Madar and Benacin being founders of the Company. As Messrs. Madar and Greenberg, the former Chief Financial Officer and Executive Vice President for United States operations, and Benacin and Santi for European operations, were most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective operating segments, the compensation committee relies upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

The compensation committee views the competitive marketplace very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Generally, rather than tie the compensation committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European operations. As such, as a general rule the compensation committee did not determine the need to benchmark of any material item of compensation or overall compensation. However, in connection with the salary increase to Mr. Madar that occurred in February 2020, surveys of both peer companies and companies with comparable market capitalizations were used by the compensation committee as one of the factors in reaching such determination.

The members of the compensation committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Mr. Choël previously worked as President and Chief Executive Officer of two divisions of LVMH Moet Hennessy Louis Vuitton S.A., which included such well-known brands as Parfums Christian Dior, Guerlain, and Parfums Givenchy. Mr. Choël has also been President and CEO of both Elida Fabergé France and Chesebrough Ponds USA. Ms. Gabai-Pinsky, the final committee member, has executive experience as the former President of Vera Wang Group, as well as the Global President for Aramis and Designers Fragrances in addition to Beauty Bank and Idea Bank at The Estée Lauder Companies.

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

As stated above, as Messrs. Madar and Greenberg for United States operations, and Messrs. Benacin and Santi for European operations, were most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective segments, the committee relied upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

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

For the impact of COVID-19 on executive compensation in 2020 and 2021, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under Item 11, Item 11. Executive Compensation, Compensation Discussion and Analysis, Covid-19 Impact, which is incorporated by reference herein.

For 2022, Mr. Benacin received a base salary of $756,000, (included an increase of €12,000 but due to the foreign currency conversion this is showing as a decrease when compared to 2021), and Mr. Benacin’s holding company received $250,000 paid by the Company’s United States operations, which is included the calculation of his base salary. This same consulting fee has been paid for more than each of the past three years, in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

For 2021, although Mr. Benacin received the same base salary as he did in 2020, his salary was affected by foreign currency conversion rates and was $804,000 for 2021. For 2020, Mr. Benacin received a modest increase in base salary of $14,000 to $789,000.

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

For 2022, the base salary of each of Messrs. Santi and Garcia-Pelayo was €432,000, and increase of €24,000. For 2021, the base salary of each of Messrs. Santi and Garcia-Pelayo was €408,000, as no executive officer received any increase in base salary due the continuing impact of the COVID-19 pandemic. However, the base salaries of Messrs. Santi and Garcia-Pelayo in 2021 were affected by foreign currency conversion rates and were both $483,000 for 2021. For 2020, each of Messrs. Santi and Garcia-Pelayo received an increase in base salary of $14,000 to $470,000. Increases in prior years were awarded primarily to reward these two executive officers for their contributions in European Operations achieving increases in both the sales and earnings. The compensation committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

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

As previously reported, from 2013 until 2019 the annual aggregate base salary paid to Mr. Madar individually and fees paid to his holding company remained unchanged at $630,000, which was substantially below the amounts indicated by two surveys of chief executive officer salaries for 2019 (collectively the “CEO Salary Surveys”). The CEO Salary Surveys indicated that the annual and median average CEO salaries for peer companies (excluding the Madar salary) were $2,854,656 and $1,540,000, respectively, and $2,604,346 and $1,750,000 for comparable market capitalization companies, respectively. In recognition of the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial increase in net sales and net income, as well as market capitalization from 2014 through 2019, thus substantially increasing shareholder value, on February 4, 2020 the Committee jointly authorized the aggregate annual increase in Mr. Madar’s base salary by $600,000 to $1.23 million effective as of January 1, 2020. For 2022 and 2021, Mr. Madar did not receive any increase in base salary.

Russell Greenberg, the former Executive Vice President and Chief Financial Officer, received a $30,000 increase in base salary for 2022 to $750,000 on an annualized basis, also did not have any salary increase for 2021, when his base salary remained at $720,000. Previously, he had received the same $30,000 increase in base salary for 2020 and 2019. In connection with the previous increases in salary, the Compensation Committee considered the following material factors in granting Mr. Greenberg his salary increases: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Atwood, who became the Chief Financial Officer in September 2022 after the retirement of Mr. Greenberg, was granted a $500,000 annual base salary, as well as a signing bonus of $100,000 that was paid in September 2022. An additional bonus of $50,000 was also paid in December 2022 for the September-December period. The Compensation Committee considered the following material factors in approving the base salary and guaranteed annual bonus of Mr. Atwood for 2022: his individual performances, level of responsibilities, skill and experience with other companies in the fragrance and cosmetic industry, as well as the recommendation of the Chief Executive Officer.

Bonus Compensation/Annual Incentives

In recognition of the Company’s turnaround from the effects of the COVID-19 pandemic, supply chain disruptions and geopolitical turmoil in 2022 and record results in 2022, and after the recommendations of Messrs. Madar and Benacin, the compensation committee determined that Mr. Benacin receive a bonus of $211,000. Also, in recognition of record results in 2021 while dealing with the effects of the COVID-19 pandemic, supply chain disruptions and geopolitical turmoil, and after the recommendations of Messrs. Madar and Benacin, the compensation committee determined that Mr. Benacin receive a bonus of $166,000. For 2020 Mr. Benacin, the chief decision maker for European operations, proposed and the compensation committee concurred in the payment of discretionary bonus compensation of $131,000. Discretionary bonus compensation for Mr. Benacin has been approximately 28%, 30% and 17% of his base salary in 2022, 2021 and 2020, respectively.

In addition, the Compensation Committee agreed with the recommendation of Mr. Benacin and the contributions made by Messrs. Santi and Garcia-Pelayo to the Company’s success and growth. Bonus compensation for Messrs. Santi and Garcia-Pelayo have remained in lockstep, and each was awarded a discretionary bonus of $437,000, $378,000 and $296,000 in 2022, 2021 and 2020, respectively, or 96%, 78% and 63%of their base salary for those years.

A different approach is taken for United States operations as that segment is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States operations with a lesser emphasis placed on bonuses.

In 2022, as Mr. Greenberg retired, he did not receive a discretionary bonus. In 2021, although Mr. Greenberg did not receive any increase in base salary due to the continuing impact of the COVID-19 pandemic, he did receive a discretionary bonus of $70,000 based upon the recommendation of the Chief Executive Officer. Mr. Greenberg was paid a discretionary bonus of $35,000 in 2020 and $50,000 for each of the several years prior thereto. The Compensation Committee considered the following material factors in granting Mr. Greenberg his bonuses: his individual performance, level of responsibility, skill and experience, as well as the recommendation of the Chief Executive Officer.

Mr. Atwood, who became the Chief Financial Officer in September 2022 after the retirement of Mr. Greenberg, received a sign on bonus of $100,000. His compensation arrangement also entitles him to a guaranteed annual bonus of $100,000, as well as a $100,000 bonus based upon achieving certain milestones. For 2022, Mr. Atwood received his $100,000 sign on bonus and $50,000 pro-rated performance bonus related to the September-December period. The Compensation Committee considered the same factor in granting these two bonuses as in approving his initial annualized salary.

Mr. Madar, the Chief Executive Officer has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $32,485.

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

Long-Term Incentives

Stock Options. In prior years, we had linked long-term incentives with corporate performance through the grant of stock options. However, no options were granted in 2021 or 2020 to either employees of United States operations or European operations, as other compensation arrangements were being considered as part of a review of the executive compensation strategy. In December 2022, at the recommendation of the Chief Executive Officer, the Compensation Committee authorized the grant of a stock option to purchase 5,000 shares to Mr. Atwood at the fair market value on the date of grant as part of his long-term incentives. Unless the market price of our common stock increases, Mr. Atwood will have no tangible benefit from this option. Thus, the option holder is provided with the additional incentive to increase individual performance with the ultimate goal of increasing our overall performance. We believe that enhanced executive incentives that result in increased corporate performance tend to build company loyalty. No other stock option grants were made to other executive officers in 2022, including Messrs. Jean Madar and Philippe Benacin.

Interparfums SA Stock Compensation Plans

2022 Free Share Plan – On March 16, 2022, the Board of Interparfums SA (“IPSA”) decided to grant 88,400 free shares of its capital stock to all of the IPSA’s employees and corporate officers having more than 6 months seniority at the grant date. The free shares are to be issued in June 2025. Issuance of those shares are based on satisfaction of performance conditions, relating to the 2024 IPSA sales for 50% of the shares and 2024 operating income for the balance.

IPSA used the services of third party to assist them in the valuation of the plan, with the calculations and assumptions as follows:

-	Management expects the rate of staff turnover to be 12%,

-	Using the Monte Carlo method, management expects the performance rate to be 80% on the consolidated sales and 80.8% on the consolidated operating income.

Based on the above assumptions, the total expenses related to this plan is valued at $3.3 million.

As of December 31, 2022:

-	63,281 shares of IPSA Capital Stock, representing $3.0 million were purchased in the open market and allocated to this plan.

$1.0 million of expense was recorded (or $1.2 million including social contributions).

2019 Plan – In December 2018, Interparfums SA approved a plan to grant an aggregate of 26,600 shares of its stock to employees with no performance condition requirement, and an aggregate of 133,000 shares to officers and managers, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, were distributed in June 2022. Under this plan in June 2022, Messrs. Benacin, Madar, Garcia Pelayo and Santi received 4,000 shares each (5,857 shares as adjusted for stock splits).

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

In connection with the 2019 Plan referred to above, an incentive plan was established by Interparfums SA for certain employees of Interparfums Luxury Brands, Inc. (“IPLB”), Interparfums Singapore (“IP Singapore”) and Inter Parfums, Inc. The proposed incentive plan would not provide shares but rather, would give a cash payment or bonus (“incentive” or “award”) that mirrors the shares that Interparfums SA employees will receive. An aggregate of 42,140 “phantom” shares have been awarded in 2022, with Mr. Greenberg being awarded 1,000 of such “phantom” shares, all subject to adjustment for stock splits, with a value of approximately $69,839.

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

Restricted Stock

We have not in the past, and we do not have any future plans to grant restricted stock to our executive officers. However, while the compensation committee currently does not plan to authorize any restricted stock plans, the compensation committee may choose to do so in the future as part of a review of the executive compensation strategy. Our French operating subsidiary, Interparfums, SA, however, has instituted its 2022 and 2019 Stock Compensation Plans as discussed above.

Other Compensation

For 2022, each of Messrs. Benacin and Garcia-Pelayo received an automobile allowance of $11,372.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States operations. Commencing in October 2021 we started matching the first $6,000 of contribution for each employee, as we have determined that base compensation together with annual bonuses, are sufficient incentives to retain talented employees. Our European operations maintain a pension plan for its employees as required by French law. For each of 2022, 2021and 2020, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of $16,006, $17,773 and $17,500, respectively, in their value of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2022 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Patrick Choël and

Veronique Gabai-Pinsky

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar,	2022	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000
Chairman and	2021	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000
Chief Executive Officer	2020	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000

Russell Greenberg, (4)	2022	750,000	-0-	-0-	-0-	-0-	-0-	-0-	750,000
Chief Financial Officer and	2021	720,000	70,000	-0-	-0-	-0-	-0-	-0-	790,000
Executive Vice President	2020	720,000	35,000	-0-	-0-	-0-	-0-	-0-	755,000

Michel Atwood (5)	2022	161,218	150,000	-0-	101,814	-0-	-0-	-0-	413,032
Chief Financial Officer

Philippe Benacin, President Inter	2022	755,440	210,600	-0-	-0-	-0-	16,006	11,372	993,418
Parfums, Inc., Chief Executive	2021	803,504	165,578	-0-	-0-	-0-	17,733	12,774	999,589
Officer of Interparfums SA	2020	788,808	130,673	-0-	-0-	-0-	17,500	12,434	949,415

Philippe Santi, Executive Vice	2022	454,896	436,995	-0-	-0-	-0-	16,006	-0-	907,897
President and Chief Financial	2021	482,542	378,464	-0-	-0-	-0-	17,733	-0-	878,739
Officer, Interparfums SA	2020	469,730	295,596	-0-	-0-	-0-	17,500	-0-	782,826

Frédéric Garcia-Pelayo,	2022	454,896	436,995	-0-	-0-	-0-	16,006	11,372	919,269
Executive Vice President and	2021	482,542	378,464	-0-	-0-	-0-	17,733	12,774	891,513
Chief Operating Officer Interparfums SA	2020	469,730	295,596	-0-	-0-	-0-	17,500	8,980	791,806

1	Amounts reflected under Option Awards represent the grant date fair values in 2022, 2021 and 2020 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC.

2	As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $32,485.

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

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3	The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2022, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

4	Mr. Greenberg retired in September 2022.

5	Mr. Atwood replaced Mr. Greenberg on September 6, 2022. His base salary was prorated from $500,000, annually.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense ($)	Lodging Expense ($)	Total ($)
Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Russell Greenberg, Chief Financial Officer and Executive Vice President	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	11,372	-0-	11,372

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	11,372	-0-	11,372

Plan Based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Russell Greenberg	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Michel Atwood	07/22/2022	100,000	100,000	100,000	-0-	-0-	-0-	- 0-	-0-	NA	NA
Michel Atwood	12/30/202	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,000	$97.84	$96.52
Philippe Benacin	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Santi	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Frédéric Garcia-Pelayo	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA

Interparfums SA Stock Compensation Plan

The following table sets certain information relating to each grant of an award made by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year. Equity awards relate to the shares of Interparfums SA.

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	3/16/22	NA	NA	NA	-0-	-0-	-0-	3,000	-0-	-0-	49,89 €
Russell Greenberg	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Michel Atwood	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Benacin	3/16/22	NA	NA	NA	-0-	-0-	-0-	3,000	-0-	NA	NA
Philippe Santi	3/16/22	NA	NA	NA	-0-	-0-	-0-	6,000	-0-	-0-	49,89 €
Philippe Santi	12/31/22	NA	NA	32,485	-0-	-0-	-0-	-0-	-0-	NA	NA
Frédéric Garcia-Pelayo	3/16/22	NA	NA	NA	-0-	-0-	-0-	6,000	-0-		49,89 €
Frédéric Garcia-Pelayo	12/31/22	NA	NA	32,485	-0-	-0-	-0-	-0-	-0-	NA	NA

NA means not applicable.

Interparfums SA Profit Sharing Plan

Also as discussed above and required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $32,485.

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

The following table sets certain information relating to each grant of a non-equity award made by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year. Equity awards relate to the shares of Interparfums SA.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jean Madar	25,000	(2)	0	(2)	0	43.80	12/29/23
	20,000	(2)	5,000	(2)	0	65.25	12/30/24
	15,000	(2)	10,000	(2)	0	73.09	12/30/25

Russell Greenberg
	15,000		0		0	43.80	12/29/23
	5,000		5,000		0	65.25	12/30/24
	5,000		10,000		0	73.09	12/30/25

Michel Atwood	0		5,000		0	97.84	12/30/28

Philippe Benacin	25,000	(2)	0	(2)	0	43.80	12/29/23
	20,000	(2)	5,000	(2)	0	65.25	12/30/24
	15,000	(2)	10,000	(2)	0	73.09	12/30/25

Philippe Santi	1,200		0		0	43.80	12/29/23
	800		800		0	46.903	1/18/24
	2,400		2,000		0	65.25	12/30/24
	4,000		4,000		0	73.09	12/30/25

Frédéric Garcia-Pelayo	2,400		0		0	43.80	12/29/23
	800		800		0	46.903	1/18/24
	4,000		2,000		0	65.25	12/30/24
	4,000		4,000		0	73.09	12/30/25

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.
2	Options are held in the name of personal holding company.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)
Jean Madar	-0-	0	-0-	NA	NA	3,000	175,640	-0-	-0-

Russell Greenberg	-0-	0	-0-	NA	NA	-0-	-0-	-0-	-0-

Michel
Atwood	-0-	0	-0-	NA	NA	-0-	-0-	-0-	-0-

Philippe Benacin	-0-	0	-0-	NA	NA	3,000	175,640	-0-	-0-

Philippe Santi	-0-	0	-0-	NA	NA	6,000	351,281	-0-	-0-

Frédéric Garcia-Pelayo	-0-	0	-0-	NA	NA	6,000	175,640	-0-	-0-

1 Estimated number of shares are to be issued only to the extent that the performance conditions have been met.

2 As of December 31, 2022, the closing price of Interparfums SA as reported by Euronext was 55.60 euros, and the exchange rate was 1.053 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	19,000	1,230,315	-0-	-0-

Russell Greenberg	60,000	2,475,744	-0-	-0-

Michel Atwood	-0-	-0-	-0-	-0-

Philippe Benacin	19,000	1,191,374	-0-	-0-

Philippe Santi	4,000	199,588	-0-	-0-

Frédéric Garcia-Pelayo	1,200	82,973	-0-	-0-

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Russell Greenberg	NA	NA	-0-	-0-
Michel Atwood	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	331,239	16,006
Philippe Santi	Inter Parfums SA Pension Plan	NA	321,239	16,006
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	321,239	16,006

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

Interparfums SA maintains a pension plan for all of its employees, including all executive officers. The calculation of commitments for severance benefits involves estimating the probable present value of projected benefit obligations. This projected benefit obligations are then prorated to take into account seniority of the employees of Interparfums SA on the calculation date.

In calculating benefits, the following assumptions were applied:

-	voluntary retirement at age 65;

-	a rate of 45% for employer payroll contributions for all employees;

-	a 3% average annual salary increase;

-	an annual rate of turnover for all employees under 55 years of age and nil above;

-	the TH 00-02 mortality table for men and the TF 00-02 mortality table for women;

-	a discount rate of 3.8%.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2022, our last completed fiscal year:

●	Our median employee’s compensation was $66,402

●	Our Chief Executive Officer’s total 2022 compensation was $2,460,315

●	Accordingly, our 2022 CEO to Median Employee Pay Ratio was 37.05 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2022 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2022. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

Employment and Consulting Agreements

Please see our Annual Report on Form 10-K for the year ended December 31, 2021, Item 11 under the heading “Employment and Consulting Agreements” for a material terms of the employment agreement with Philippe Benacin, individually, and the consulting agreements with, and fees and stock options previously granted to, Philippe Benacin Holding SAS and Jean Madar Holding SAS, which is incorporated by reference herein.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
Francois Heilbronn[2]	15,000	-0-	30,544	-0-	-0-	-0-	45,544
Robert Bensoussan[3]	18,000	-0-	30,544	-0-	-0-	66,480	115,024
Patrick Choël[4]	15,000	-0-	30,544	-0-	-0-	13,246	58,790
Michel Dyens[5]	21,000	-0-	30,544	-0-	-0-	-0-	51,544
Veronique Gabai-Pinsky[6]	18,000	-0-	30,544	-0-	-0-	84,308	132,852
Gilbert Harrison[7]	18,000	-0-	30,544	-0-	-0-	120,000	168,544

[Footnotes from table above]

1.	Represents gain from exercise of stock options, except for Mr. Harrison, which consists of a $120,000 payment made in 2022 to the company controlled by Mr. Harrison in connection with the acquisition of the Donna Karan license. See “Fee for Director’s Company” in Item 13, Certain Relationships and Related Transactions, and Director Independence, in this annual report on Form 10-K.
2.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 6,500 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 7,500 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of 5,750 shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of 6,500 shares of our common stock.
6.	As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 7,500 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Harrison held options to purchase an aggregate of 7,500 shares of our common stock.

All nonemployee directors receive $6,000 for each board meeting at which they participate in person, and $3,000 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $8,000. The compensation for the nonemployee directors remained the same for 2021 and 2022, except for Mr. Harrison. During 2021, a company owned by Mr. Harrison received a fee equal to $300,000, in connection with the Donna Karan license agreement, which is effective on July 1, 2022. A payment of $120,000 was made in 2021 to Mr. Harrison’s company, $120,000 was paid one year later in 2022, and $60,000 will be paid one year thereafter in 2023.

We maintain a stock option plan for our nonemployee or independent directors. The purpose of this plans is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company. Under such plan, until 2022 options to purchase 1,500 shares are granted on each February 1st to all nonemployee directors for as long as each is a nonemployee director on such date. However, if a nonemployee director does not attend certain of the board meetings, then such option grants are reduced according to a schedule. However, our board of directors cancelled the automatic grant of options to the nonemployee directors effective with the grant that had been scheduled for February 1, 2022.

After discussions Mr. Atwood had with certain financial consultants relating to potential compensation plans in lieu of stock option grants to the Company’s independent directors, and consultation between Messrs. Madar and Atwood, it was determined that the most favorable way for the nonemployee directors to be compensated was to amend the 2016 Stock Option Plan to reinstate the automatic grant of stock options previously provided to nonemployee directors, commencing with a new automatic grant on the last business day of 2022, December 30, and continuing on the last business day of each year thereafter, subject to the approval of the shareholders of this Corporation at the 2023 annual meeting of shareholders. The automatic option grants to independent directors were approved by the Board of Directors with the following changes: Reinstatement of the automatic grant of nonqualified stock options to all nonemployee directors was made without any discretion on the part of the Executive Compensation and Stock Option Committee, with the right to purchase 1,500 shares of the our common stock under our 2016 Stock Option Plan, as amended (the “2016 Stock Option Plan”), at the purchase per share on the date of grant equal to the fair market value as determined in accordance with the 2016 Stock Option Plan, each exercisable for a six (6) year period; provided that, such options shall vest and become exercisable to purchase shares of Common Stock as follows: 20% one year after the date of grant, and then 20% on each of the second, third, fourth and fifth consecutive years from the date of grant on a cumulative basis, so that each option shall become fully vested and exercisable on the first day of the sixth year from the date of grant, with the automatic grant date to commence on the last business day of this year, December 30, 2022 and continuing on the last business day of each year thereafter, in lieu of the grant date on each February 1st.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 28, 2023, we had 32,109,360 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar c/o Interparfums SA 10 rue de Solférino 75007 Paris, France	7,116,741	[2]	22.2%
Philippe Benacin c/o Interparfums SA 10 rue de Solférino 75007 Paris, France	6,906,064	[3]	21.5%
Michel Atwood c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	0		NA
Philippe Santi Interparfums SA 10 rue de Solférino 75008, Paris, France	800	[4]	Less than 1%
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	28,938	[5]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London, UK	10,375	[6]	Less than 1%
Patrick Choël 140 Rue de Grenelle 75007, Paris, France	7,125	[7]	Less than 1%
Michel Dyens Michel Dyens & Co. 17 Avenue Montaigne 75007 Paris, France	7,875	[8]	Less than 1%
Veronique Gabai-Pinsky 200 East End Avenue New York, NY 10128	2,875	[9]	Less than 1%
Gilbert Harrison Harrison Group 745 Fifth Avenue, Suite 514 New York, NY 10151	4,875	[10]	Less than 1%
Frederic Garcia-Pelayo Interparfums SA 10 rue de Solférino 75008, Paris, France	12,000	[11]	Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,789,318	[12]	8.8%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,983,427	[13]	6.2%
All Directors and Officers (As a Group 10 Persons)	14,097,668	[14]	43.7%

[1]	All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations.
[2]	Consists of 24,400 shares held directly, 7,032,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 60,000 shares.
[3]	Consists of 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 60,000 shares.
[4]	Consists of shares of common stock underlying options for Mr. Santi.
[5]	Consists of 26,063 shares held directly and options to purchase 2,875 shares for Mr. Heilbronn.
[6]	Consists of 7,500 shares held directly and options to purchase 2,875 shares for Mr. Bensoussan.

[7]	Consists of 4,250 shares held directly and options to purchase 2,825 shares for Mr. Choël.

[8]	Consists of 5,000 shares held directly and options to purchase 2,875 shares for Mr. Dyens.
[9]	Consists of shares of common stock underlying options for Ms. Gabai-Pinsky.
[10]	Consists of shares of common stock underlying options for Mr. Harrison.
[11]	Consists of shares of common stock underlying options for Mr. Garcia-Pelayo.
[12]	Information based upon Schedule 13G of Blackrock, Inc. dated January 25, 2023 as filed with the Securities and Exchange Commission.

[13]	Information based upon Schedule 13G Amendment 5 of The Vanguard Group, an investment advisor, dated February 9, 2023 as filed with the Securities and Exchange Commission.
[14]	Consists of 13,945,618 shares held directly or indirectly, and options to purchase 152,050 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	441,580	$67.30	558,975
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	441,580	$67.30	558,975

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2022, 2021 and 2020 fees for such services were $491,300, $443,625 and $450,750, respectively.

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

In September 2022, Interparfums Luxury Brands, Inc. loaned the Company $10 million, which is repayable in one lump sum on June 30, 2023 with interest at 3.5% per annum. In addition, the $2 million payment due on September 30, 2022 by the Company against the loan made in September 2021 was postponed to January 31, 2023 together with interest at 2% per annum.

Fee for Director’s Company

In connection with the acquisition of the Donna Karan license, which became effective on July 1, 2022 as discussed above, we agreed to pay to a company controlled by Mr. Gilbert Harrison, a director, the sum of $300,000, payable over time, with $120,000 paid in 2021, $120,000 paid one year later in 2022 and $60,000 due two years later in 2023.

Consulting Agreements

Please see our Annual Report on Form 10-K for the year ended December 31, 2021, Item 11 under the heading “Employment and Consulting Agreements” for a material terms of the employment agreement with Philippe Benacin, individually, and the consulting agreements with, and fees and stock options previously granted to, Philippe Benacin Holding SAS and Jean Madar Holding SAS, which is incorporated by reference herein.

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

Board Leadership Structure and Risk Management

Please see our Annual Report on Form 10-K for the year ended December 31, 2021, Item 13. Certain Relationships and Related Transactions, and Director Independence, under the heading “Board Leadership Structure and Risk Management,” for prior disclosure on this topic, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2022 and December 31, 2021.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the financial statements contained in our Quarterly Reports on Form 10-Q were $1.4 million and $1.2 and million for 2022 and 2021, respectively.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2022 and 2021.

Tax Fees

Mazars USA did not bill us in 2022 for any tax services. Tax services billed to us during 2021 was $49,300.

All Other Fees

Mazars S.A. billed us $6,000 and $3,000 for other services during 2022 and 2021, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2022, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2022.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2022. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide attestation or other services as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2022. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

●	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

●	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 16. Form 10-K Summary

None.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated indefinite and finite - life intangible assets balance was $291 million at December 31, 2022. Indefinite lived intangible assets principally consist of trademarks and finite-lived intangible assets represent fees to acquire or enter into a license.

Those intangible assets are tested for impairment as follows:

-	Indefinite - life intangible assets are tested for impairment at least annually at the reporting unit level or more frequently when events occur, or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair value is estimated based upon discounted future cash flow projections. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

-	Finite - life intangible assets are tested for impairment testing whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted cash flows is less than the carrying value of a finite-lived intangible asset, an impairment charge would be recorded.

The determination of the future cash flows of the intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on the future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on the finite - life intangible assets requires management judgments and involves assumptions.

We identified the impairment assessment of intangible assets as a critical audit matter as auditing management’s judgments regarding the evaluation of impairment indicators, forecasts of future revenue, operating margin, and the discount rate to be applied involve a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

► Reviewing the analysis of the identification of impairment evidence for each indefinite and finite-life asset based on three indicators (sales analysis, new products launches, and payment of minimum guarantees), and then corroborating that analysis with external information and evidence obtained in other areas of the audit.

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

New York, New York

February 28, 2023

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022, and 2021

(In thousands except share and per share data)

Assets	2022	2021
Current assets:
Cash and cash equivalents	$104,713	$159,613
Short-term investments	150,833	160,014
Accounts receivable, net	197,584	159,281
Inventories	289,984	198,914
Receivables, other	28,803	10,308
Other current assets	15,650	21,375
Income taxes receivable	157	210
Total current assets	787,724	709,715
Property, equipment and leasehold improvements, net	166,722	149,352
Right-of-use assets, net	27,964	33,728
Trademarks, licenses and other intangible assets, net	290,853	214,047
Deferred tax assets	11,159	7,936
Other assets	24,120	30,586
Total assets	$1,308,542	$1,145,364
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$28,547	$15,911
Current portion of lease liabilities	5,296	6,014
Accounts payable - trade	88,388	81,980
Accrued expenses	213,621	136,677
Income taxes payable	8,715	4,328
Total current liabilities	344,567	244,910
Long–term debt, less current portion	151,494	132,902
Lease liabilities, less current portion	24,335	29,220
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares: outstanding, 31,967,300 and 31,830,420 shares on December 31, 2022, and 2021, respectively	32	32
Additional paid-in capital	90,186	87,132
Retained earnings	620,095	560,663
Accumulated other comprehensive loss	(56,056)	(38,432)
Treasury stock, at cost, 9,864,805 common shares on December 31, 2022, and 2021	(37,475)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	616,782	571,920
Noncontrolling interest	171,364	166,412
Total equity	788,146	738,332
Total liabilities and equity	$1,308,542	$1,145,364

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2022, 2021, and 2020

(In thousands except share and per share data)

	2022	2021	2020

Net sales	$1,086,653	$879,516	$539,009
Cost of sales	392,231	322,614	208,278
Gross margin	694,422	556,902	330,731
Selling, general, and administrative expenses	492,370	406,459	260,648
Impairment loss	7,749	2,393	—
Income from operations	194,303	148,050	70,083
Other expenses (income):
Interest expense	3,599	2,825	1,970
Loss (gain) on foreign currency	1,921	(2,338)	2,178
Interest and investment income	(5,486)	(3,403)	(2,865)
Other loss (income)	49	(53)	(549)
	83	(2,969)	734

Income before income taxes	194,219	151,019	69,349
Income taxes	43,182	40,992	19,381
Net income	151,037	110,027	49,968
Less: Net income attributable to the noncontrolling interest	30,099	22,616	11,749
Net income attributable to Inter Parfums, Inc.	$120,938	$87,411	$38,219
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$3.80	$2.76	$1.21
Diluted	$3.78	$2.75	$1.21
Weighted average number of shares outstanding:
Basic	31,859,417	31,676,796	31,536,659
Diluted	31,988,753	31,835,408	31,654,544

Dividends declared per share	$2.00	$1.00	$0.33

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2022, 2021, and 2020
(In thousands except share and per share data)

	2022	2021	2020

Net income	$151,037	$110,027	$49,968

Other comprehensive income:
Net derivative instrument income (loss), net of tax	2,356	(1,367)	(19)
Transfer of OCI into earnings	992	—	(52)
Translation adjustments, net of tax	(29,683)	(42,967)	47,912
	(26,335)	(44,334)	47,841
Comprehensive income	124,702	65,693	97,809

Comprehensive income attributable to noncontrolling interests:
Net income	30,099	22,616	11,749
Net derivative instrument income (loss), net of tax	647	(375)	(19)
Translation adjustments, net of tax	(9,358)	(11,524)	14,004
	21,388	10,717	25,734
Comprehensive income attributable to Inter Parfums Inc.	$103,314	$54,976	$72,075

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2022, 2021, and 2020
(In thousands except share and per share data)

	2022	2021	2020

Common stock, beginning of year	$32	$32	$31
Shares issued upon exercise of stock options	—	—	1
Common stock, end of year	32	32	32

Additional paid-in capital, beginning of year	87,132	75,708	70,664
Shares issued upon exercise of stock options	6,004	5,393	2,771
Share-based compensation	1,355	1,566	1,711
Purchase of subsidiary shares from noncontrolling interests	—	—	—
Shares issued for license acquisition	—	5,000	—
Transfer of subsidiary shares purchased	(4,305)	(535)	562
Additional paid-in capital, end of year	90,186	87,132	75,708

Retained earnings, beginning of year	560,663	503,567	474,637
Net income	120,938	87,411	38,219
Dividends	(63,743)	(31,690)	(10,406)
Share-based compensation	2,237	1,375	1,117
Retained earnings, end of year	620,095	560,663	503,567

Accumulated other comprehensive loss, beginning of year	(38,432)	(5,997)	(39,853)
Foreign currency translation adjustment, net of tax	(20,325)	(31,443)	33,908
Transfer from other comprehensive income into earnings	992	—	(52)
Net derivative instrument income (loss), net of tax	1,709	(992)	—
Accumulated other comprehensive loss, end of year	(56,056)	(38,432)	(5,997)

Treasury stock, beginning and end of year	(37,475)	(37,475)	(37,475)

Noncontrolling interest, beginning of year	166,412	166,615	140,994
Net income	30,099	22,616	11,749
Foreign currency translation adjustment, net of tax	(9,358)	(11,524)	14,004
Net derivative instrument income (loss), net of tax	647	(375)	(19)
Dividends	(16,056)	(9,836)	(324)
Share-based compensation	(282)	(293)	350
Transfer of subsidiary shares purchased	(98)	(791)	(139)
Noncontrolling interest, end of year	171,364	166,412	166,615

Total equity	$788,146	$738,332	$702,450

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021, and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$151,037	$110,027	$49,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	22,539	12,698	9,067
Provision for doubtful accounts	2,353	853	4,824
Noncash stock compensation	3,143	2,853	3,029
Share of income of equity investment	49	(53)	(549)
Lease expense	4,980	7,302	5,483
Deferred tax expense (benefit)	(3,604)	(465)	581
Change in fair value of derivatives	227	65	(137)
Changes in:
Accounts receivable	(59,640)	(45,395)	13,157
Inventories	(98,297)	(49,815)	19,333
Other assets	(13,651)	(16,725)	1,176
Operating lease liabilities	(4,795)	(7,503)	(5,421)
Accounts payable and accrued expenses	106,857	103,046	(32,239)
Income taxes, net	3,952	2,698	(3,279)
Net cash provided by operating activities	115,150	119,586	64,993
Cash flows from investing activities:
Purchases of short-term investments	(1,038)	(55,691)	(7,582)
Proceeds from sale of short-term investments	896	10,644	11,513
Purchase of property, equipment and leasehold improvements	(33,756)	(141,274)	(11,011)
Payment for intangible assets acquired	(98,865)	(1,545)	(1,251)
Purchase of equity investment	—	—	(13,998)
Net cash used in investing activities	(132,763)	(187,866)	(22,329)
Cash flows from financing activities:
Repayment of long-term debt	(19,861)	(43,056)	(13,725)
Proceeds from issuance of long-term debt	52,492	157,382	13,438
Proceeds from exercise of options	6,003	5,393	2,771
Dividends paid	(63,743)	(31,690)	(20,805)
Dividends paid to noncontrolling interests	(16,056)	(9,836)	(324)
Purchase of subsidiary shares from noncontrolling interests	(4,403)	—	—
Net cash provided by (used in) financing activities	(45,568)	78,193	(18,645)
Effect of exchange rate changes on cash	(493)	(11,207)	12,245
Net increase (decrease) in cash and cash equivalents	(63,674)	(1,294)	36,264
Cash and cash equivalents – beginning of year	168,387	169,681	133,417
Cash and cash equivalents – end of year	$104,713	$168,387	$169,681
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,987	$2,468	$1,105
Income taxes	38,492	40,497	21,772

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2022	2021	2020
Montblanc	18%	19%	21%
Jimmy Choo	18%	18%	16%
Coach	15%	16%	17%
GUESS	12%	12%	11%

No other brand represented 10% or more of consolidated net sales.

Basis of Preparation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including 72% owned Interparfums SA, a subsidiary whose stock is publicly traded in France. All material intercompany balances and transactions have been eliminated.

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

 December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $4.7 million and $2.2 million as of December 31, 2022, and 2021, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipt, which range between three and ten years and the shorter of the lease term or estimated useful asset lives for leasehold improvements. Depreciation has not yet begun on property recently purchased, as it has not yet been put into service. Depreciation provided on equipment used to produce inventory, such as tools and molds, is included in cost of sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.8% and 7.47% in 2022 and 2021, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated primarily in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The Company recognizes revenues when contract terms are met, the price is fixed and determinable, collectability is reasonably assured, and control of the assets has passed to the customer based on the agreed upon shipping terms. Net sales are comprised of gross revenues less returns, trade discounts and allowances. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $15.8 million, $10.0 million and $5.0 million in 2022, 2021 and 2020, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. No one customer represented 10% or more of net sales in 2022, 2021 or 2020.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $8.6 million and $5.1 million at December 31, 2022 and 2021, respectively, and the amounts recognized for the rights to recover products was $3.2 million and $1.9 million at December 31, 2022 and 2021, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $212.4 million, $171.1 million and $91.7 million for 2022, 2021 and 2020, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $43.1 million, $36.9 million and $26.4 million in 2022, 2021 and 2020, respectively.

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

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Business significantly improved in the second half of 2020 and continued to improve throughout 2021 and 2022, as retail stores reopened, and consumers increased online purchasing. While we expect this trend to continue, the introduction of variants of COVID-19 in various parts of the world has caused the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in many jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 has significantly restricted international travel, the travel retail business is beginning to pick up. Lastly, the improved economy has put significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until the second half of 2023. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic might continue to have adverse effects on our results of our operations, financial position and cash flows through at least the first half of 2023.

(3)	Recent Agreements

Lacoste

In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted for the production and distribution of Lacoste brand perfumes and cosmetics. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license becomes effective in January 2024 and will last for 15 years.

Dunhill

In April 2022, we announced that the Dunhill fragrance license will expire on September 30, 2023 and will not be renewed. The Company will continue to produce and sell Dunhill fragrances until the license expires and will maintain the right to sell-off remaining Dunhill fragrance inventory for a limited time as is customary in the fragrance industry.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

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

Rochas Fashion

Effective January 1, 2021, we entered into a new license agreement modifying our Rochas fashion business model. The new agreement calls for a reduction in royalties to be received. As a result, in the first quarter of 2021, we took a $2.4 million impairment charge on our Rochas fashion trademark. In the fourth quarter of 2022, we again took a $6.8 million impairment charge on the Rochas fashion trademark after an independent expert concluded that the valuation of the trademark was $11.3 million. The new license also contains an option for the licensee to buy-out the Rochas fashion trademarks in June 2025 at its then fair market value.

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

The purchase price includes the complete renovation of the site. As of December 31, 2022, $148.1 million of the purchase price, including approximately $4.4 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2022. The purchase price has been allocated approximately $61.1 million to land and $87.0 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $3.4 million of cash held in escrow is also included in property, equipment and leasehold improvements on the accompanying balance sheet as of December 31, 2022.

The acquisition was financed by a 10-year €120 million (approximately $128.0 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

(4)	Inventories

	December 31,
	2022	2021
Raw materials and component parts	$146,772	$111,312
Finished goods	143,212	87,602
	$289,984	$198,914

Overhead included in inventory aggregated $3.4 million and $3.7 million as of December 31, 2022 and 2021, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $11.4 million and $15.8 million as of December 31, 2022 and 2021, respectively.

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$150,833	$19,861	$130,174	$798
Interest rate swaps	6,758	—	6,758	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,189	—	1,189	—

	$158,780	$19,861	$138,122	$798
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	68	—	68	—
	$68	$—	$68	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2022. Interest expense includes a gain of $6.3 million and $0.2 million in 2022 and 2021, respectively, resulting from an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swap is included in other assets on the accompanying balance sheet for the period ended December 31, 2022 and was included in long-term debt on the accompanying balance sheet for the period ended December 31, 2021. The valuation of foreign currency forward exchange contracts at December 31, 2022 and December 31, 2021, resulted in an asset and is included in other current assets on the accompanying balance sheets.

At December 31, 2022, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $36.5 million, which all have maturities of less than one year.

(7)	Property, Equipment and Leasehold Improvements

	December 31,
	2022	2021
Land and Building (construction in progress)	$148,137	$136,131
Equipment	59,689	52,036
Leasehold improvements	2,293	2,082
	210,119	190,249
Less accumulated depreciation and amortization	43,397	40,897
	$166,722	$149,352

Depreciation and amortization expense was $7.5 million, $4.4 million and $3.8 million in 2022, 2021, and 2020, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

(8)	Trademarks, Licenses and Other Intangible Assets

2022	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks (indefinite lives)	$105,022	$—	$105,022
Trademarks (finite lives)	41,267	64	41,203
Licenses (finite lives)	205,235	63,535	141,700
Other intangible assets (finite lives)	17,849	14,921	2,928
Subtotal	264,351	78,520	185,831
Total	$369,373	$78,520	$290,853

2021	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks (indefinite lives)	$119,712	$—	$119,712
Trademarks (finite lives)	43,820	68	43,752
Licenses (finite lives)	109,682	62,286	47,396
Other intangible assets (finite lives)	17,775	14,588	3,187
Subtotal	171,277	76,942	94,335
Total	$290,989	$76,942	$214,047

Amortization expense was $6.8 million, $5.9 million and $5.3 million in 2022, 2021 and 2020, respectively. Amortization expense is expected to approximate $7.0 million in 2023, $13.3 million in 2024, $12.3 million in 2025, $10.5 million in 2026 and 2027. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14 years and 2 years, respectively, and 14 years on average.

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $6.8 million and $2.4 million in 2022 and 2021, respectively, relating to our Rochas fashion business and an impairment charge for trademarks with indefinite useful lives of $0.9 million in 2022 relating to our Intimate trademark. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.80%, 7.47%, and 6.99% as of December 31, 2022, 2021 and 2020, respectively. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $7 5 million) (residual value) in accordance with an amendment signed in 2021. Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Advertising liabilities	$42,338	$31,215
Salary (including bonus and related taxes)	21,128	19,993
Royalties	26,532	19,154
Due vendors (not yet invoiced)	105,869	45,707
Retirement reserves	8,001	10,234
Refund (return) liability	8,604	5,128
Other	1,149	5,246
	$213,621	$136,677

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2% (the SOFR was 4.3% as of December 31, 2022). The line of credit which has a maturity date of December 15, 2023, is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2022 and 2021.

The Company’s foreign subsidiaries have available credit lines, including several bank overdraft facilities totaling approximately $20 million. These credit lines bear interest at EURIBOR plus between 0.6% and 0.9% (EURIBOR was minus 0.576% at December 31, 2022). Borrowings outstanding pursuant to these bank overdraft facilities were zero as of December 31, 2022 and 2021.

As there were no borrowings outstanding as of December 31, 2022 and 2021, there is no weighted average interest rate on short-term borrowings as of December 31, 2022 and 2021.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

(11)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2022	2021
$53.3 million payable in 48 equal monthly installments of $1.1 million beginning in December 2022, bearing interest at one-month Euribor plus 0.825%	$52,061	$—
$135.9 million payable in 120 equal monthly installments of $1.1 million beginning in April 2021, bearing interest at one-month Euribor plus 0.75%	104,758	124,375
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	9,890	10,569
$17 million payable in 10 equal annual installments of $1.7 million beginning in October 2021 including interest imputed at 2.0% per annum	13,332	13,859
	180,041	148,803
Less current maturities	28,547	15,911
Total	$151,494	$132,892

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, the Company entered into a $53.3 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In April 2021, to finance the acquisition of Interparfums SA’s future corporate headquarters, the Company entered into a $128.0 million (€120 million) ten-year credit agreement. Approximately $85.3 million (€80.0 million) of the variable rate debt was swapped for variable interest rate debt with maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Maturities of long-term debt subsequent to December 31, 2022 are approximately $30.4 million in 2023 and $28.7 million per year thereafter through 2033.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

As of December 31, 2022, the weighted average remaining lease term was 5.8 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $5.6 million, $8.2 million, and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating lease payments included in operating cash flows totaled $4.9 million and noncash additions to operating lease assets totaled $0.3 million.

Maturities of lease liabilities subsequent to December 31, 2022 are as follows:

(In thousands)

2023	$5,723
2024	5,971
2025	4,847
2026	4,049
2027	4,060
Thereafter	6,913
31,563
Less imputed interest (based on 2.6% weighted-average discount rate)	(1,932)
$29,631

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2033. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)

2023	$217,852
2024	224,201
2025	218,047
2026	139,348
2027	132,502
Thereafter	986,434
$1,918,384

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2022, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $87.0 million, $68.9 million and $41.1 million, in 2022, 2021 and 2020, respectively, and represented 8.0%, 7.8% and 7.6% of net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

(13)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.3 million, $1.4 million and $1.7 million in 2022, 2021 and 2020, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	209,510	$13.45
Nonvested options granted	62,000	$20.36
Nonvested options vested or forfeited	(102,780)	$12.93
Nonvested options – end of year	168,730	$16.31

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2022	2021	2020
Income before income taxes	$3,143	$2,850	$3,030
Net income attributable to Inter Parfums, Inc.	2,036	1,880	2,040
Diluted earnings per share attributable to Inter Parfums, Inc.	0.06	0.06	0.06

The following table summarizes stock option activity and related information for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022		2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option - beginning of year	524,900	$57.58	713,210	$52.74	815,800	$49.89
Options granted	62,000	97.84	9,000	62.18	9,000	69.11
Options exercised	(136,880)	43.86	(156,490)	34.46	(95,570)	28.99
Options forfeited	(8,440)	67.65	(40,820)	62.57	(16,020)	58.38
Shares under option - end of year	441,580	67.30	524,900	57.58	713,210	52.74

At December 31, 2022, options for 558,975 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $13.0 million as of December 31, 2022 and unrecognized compensation cost related to stock options outstanding aggregated $2.7 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2022, 2021 and 2020 were $20.36, $11.35 and $12.16 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2022	2021	2020
Weighted-average expected stock-price volatility	26%	25%	25%
Weighted-average expected option life	4.0 years	5.0 years	5.0 years
Weighted-average risk-free interest rate	4.0%	0.4%	1.4%
Weighted-average dividend yield	2.4%	1.6%	2.5%

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2022	2021	2020
Proceeds from stock options exercised	$6,003	$5,393	$2,771
Tax benefits	$800	$1,300	$400
Intrinsic value of stock options exercised	$6,760	$7,800	$2,873

The following table summarizes additional stock option information as of December 31, 2022:

Exercise prices	Options outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$40.15 - $46.90	103,460	0.96 years	101,860
$62.18 - $69.11	139,900	2.04 years	97,210
$73.09	136,220	3.00 years	73,780
$97.84	62,000	5.85 years	—
Totals	441,580	2.62 years	272,850

As of December 31, 2022, the weighted average exercise price of options exercisable was $59.46 and the weighted average remaining contractual life of options exercisable is 1.88 years. The aggregate intrinsic value of options exercisable at December 31, 2022 is $10.1 million.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 85,062 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.1 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the year ended December 31, 2022, the Company acquired 63,281 shares at an aggregate cost of $3.0 million.

All share purchases and issuances have been classified as equity transactions on the accompanying balance sheet.

Dividends

In October 2019, our Board of Directors authorized a 20% increase in the annual dividend to $1.32 per share on an annual basis. In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the annual cash dividend. In February 2021, the Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly. In February 2022, the Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share and in February 2023, the Board of Directors further increased the annual dividend to $2.50 per share. The next quarterly cash dividend of $0.625 per share is payable on March 31, 2023 to shareholders of record on March 15, 2023.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
	2022	2021	2020
Numerator for diluted earnings per share	$120,938	$87,411	$38,219
Denominator:
Weighted average shares	31,859,417	31,676,796	31,536,659
Effect of dilutive securities:
Stock options	129,336	158,612	117,885

Denominator for diluted earnings per share	31,988,753	31,835,408	31,654,544

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$3.80	$2.76	$1.21
Diluted	3.78	2.75	1.21

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 38,000, 175,000, and 450,000 shares of common stock for 2022, 2021, and 2020, respectively.

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

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2022	2021	2020
Net sales:
United States	$342,644	$216,559	$117,489
Europe	744,075	663,290	422,947
Eliminations of intercompany sales	(66)	(333)	(1,427)
	$1,086,653	$879,516	$539,009
Net income attributable to Inter Parfums, Inc.:
United States	$43,745	$29,359	$7,942
Europe	77,193	57,869	30,241
Eliminations	—	183	36
	$120,938	$87,411	$38,219

Depreciation and amortization expense including impairment loss:
United States	$6,355	$3,835	$3,354
Europe	16,184	8,863	5,713
	$22,539	$12,698	$9,067
Interest and investment income:
United States	$66	$3	$24
Europe	5,769	3,526	2,971
Eliminations	(349)	(126)	(130)
	$5,486	$3,403	$2,865
Interest expense:
United States	$1,100	$636	$604
Europe	2,848	2,315	1,496
Eliminations	(349)	(126)	(130)
	$3,599	$2,825	$1,970
Income tax expense:
United States	$6,920	$5,336	$1,590
Europe	36,262	35,607	17,782
Eliminations	—	49	9
	$43,182	$40,992	$19,381

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

	December 31,
	2022	2021	2020
Total assets:
United States	$278,090	$247,703	$141,316
Europe	1,052,004	931,735	758,812
Eliminations	(21,552)	(34,074)	(9,983)
	$1,308,542	$1,145,364	$890,145
Additions to long-lived assets:
United States	$2,318	$2,711	$1,004
Europe	31,438	138,563	11,259
	$33,756	$141,274	$12,263
Total long-lived assets:
United States	$61,539	$63,094	$40,656
Europe	423,999	334,033	217,766
	$485,538	$397,127	$258,422
Deferred tax assets:
United States	$2,906	$870	$886
Europe	8,253	7,066	7,106
Eliminations	—	—	49
	$11,159	$7,936	$8,041

United States export sales were approximately $169.1 million, $126.2 million and $71.5 million in 2022, 2021 and 2020, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2022	2021	2020
North America	$431,900	$354,100	$193,500
Europe	333,400	271,600	180,200
Asia	152,700	128,000	79,700
Middle East	87,800	61,000	46,800
Central and South America	69,900	56,400	32,500
Other	11,000	8,400	6,300
	$1,086,700	$879,500	$539,000

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$420,900	$351,300	$187,300
France	$44,800	$44,000	$37,600
Russia	$33,964	$43,400	$14,100
United Kingdom	$37,900	$38,500	$24,600

(16)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no material uncertain tax position at December 31, 2022.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2022	2021	2020
U.S. operations	$50,250	$34,742	$9,577
Foreign operations	143,969	116,277	59,772

	$194,219	$151,019	$69,349

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$6,829	$4,825	$1,685
State and local	658	518	90
Foreign	39,458	36,164	17,024
	46,945	41,507	18,799
Deferred:
Federal	(802)	4	(215)
State and local	(49)	11	44
Foreign	(2,912)	(530)	753
	(3,763)	(515)	582
Total income tax expense	$43,182	$40,992	$19,381

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
Net deferred tax assets:
Foreign net operating loss carry-forwards	$554	$1,292
Inventory and accounts receivable	3,880	4,508
Profit sharing	2,871	3,787
Stock option compensation	716	732
Effect of inventory profit elimination	9,342	5,112
Other	266	407
Total gross deferred tax assets, net	17,629	15,838
Valuation allowance	(554)	(3,582)
Net deferred tax assets	17,075	12,256
Deferred tax liabilities (long-term):
Building expenses	(1,356)	(1,082)
Trademarks and licenses	(2,160)	(2,551)
Unrealized gain on marketable equity securities	(1,745)	(436)
Other	(655)	(251)
Total deferred tax liabilities	(5,916)	(4,320)
Net deferred tax assets	$11,159	$7,936

Valuation allowances have been provided for deferred tax assets relating to foreign net operating loss carry-forwards as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of the deferred tax assets.

No other valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company estimated of the effect of global intangible low-taxed income (“GILTI”) and has determined that it has no tax liability related to GILTI as of December 31, 2022, 2021 and 2020. The Company also estimated the effect of foreign derived intangible income (“FDII”) and recorded a tax benefit of approximately $1.5 million, $0.9 million and $0.3 million as of December 31, 2022, 2021 and 2020, respectively.

The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2022	2021	2020
Statutory rates	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	0.2	0.3	0.2
Windfall benefit from exercise of stock options	(0.4)	(0.9)	(0.6)
Benefit of Foreign Derived Intangible Income	(0.8)	(0.6)	(0.4)
Effect of foreign taxes greater than U.S. statutory rates	3.1	7.4	7.5
Other	(0.9)	(0.1)	0.2
Effective rates	22.2%	27.1%	27.9%

(17)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2022	2021	2020

Net derivative instruments, beginning of year	$(992)	$—	$52
Net derivative instrument loss, net of tax	2,701	(992)	(52)
Net derivative instruments, end of year	1,709	(992)	—

Cumulative translation adjustments, beginning of year	(37,440)	(5,997)	(39,905)
Translation adjustments	(20,325)	(31,443)	33,908
Cumulative translation adjustments, end of year	(57,765)	(37,440)	(5,997)

Accumulated other comprehensive loss	$(56,056)	$(38,432)	$(5,997)

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(In thousands except share and per share data)

(18)	Net Income Attributable to Inter Parfums, Inc. and Transfers from the Noncontrolling Interest

	Year ended December 31,
	2022	2021	2020

Net income attributable to Inter Parfums, Inc.	$120,938	$87,411	$38,219
Decrease in Inter Parfums, Inc.’s additional paid-in capital for subsidiary share transactions	—	—	—
Change from net income attributable to Inter Parfums, Inc. and transfers from noncontrolling interest	$120,938	$87,411	$38,219

(19)	Reconciliation of Cash and Cash Equivalents to the Statement of Cash Flows

The following table summarizes cash and cash equivalents as of December 31, 2021:

December 31, 2021

Cash and cash equivalents per balance sheet	$159,613
Cash held in escrow included in other assets (see note 3)	8,774

Cash and cash equivalents per statement of cash flows	$168,387

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions describe		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2022	$2,247	2,353	1,134	(d)	1,044	(a)	4,690
Year ended December 31, 2021	$5,550	877	(843	)(d)	3,336	(a)	2,247
Year ended December 31, 2020	$2,452	4,824	381	(d)	2,107	(a)	5,550

Allowance for sales returns, net of inventory:
Year ended December 31, 2022	$3,242	4,997	—		2,829	(b)	5,410
Year ended December 31, 2021	$2,242	3,042	—		2,042	(b)	3,242
Year ended December 31, 2020	$2,587	1,978	—		2,323	(b)	2,242

Inventory reserve:
Year ended December 31, 2022	$15,777	8,742	(378	)(d)	12,710	(c)	11,431
Year ended December 31, 2021	$9,371	8,217	7,041	(d)(e)	8,852	(c)	15,777
Year ended December 31, 2020	$4,909	7,212	616	(d)	3,366	(c)	9,371

(a)	Write-off of bad debts.

(b)	Write-off of sales returns.

(c)	Disposal of inventory

(d)	Foreign currency translation adjustment

(e)	Inventory reserves acquired of $7,639

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	February 28, 2023

/s/ Michel Atwood
Michel Atwood	Chief Financial Officer and Director	February 28, 2023

/s/ Philippe Benacin
Philippe Benacin	Director	February 24, 2023

/s/ Philippe Santi
Philippe Santi	Director	February 24, 2023

/s/ François Heilbronn
François Heilbronn	Director	February 24, 2023

/s/ Robert Bensoussan
Robert Bensoussan	Director	February 24, 2023

/s/ Patrick Choël
Patrick Choël	Director	February 24, 2023

Michel Dyens	Director	February __, 2023

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	February 24, 2023

/s/ Gilbert Harrison
Gilbert Harrison	Director	February 24, 2023

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

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

Exhibit No.	Description
4.33	2016 Stock Option Plan

21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

Exhibits Filed and Attached to this report:

The following documents are filed with this report, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022:

Exhibit No.	Description	Page Nos.
21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer