Form 10-Q
period 2023-03-31
INTER PARFUMS INC
filed 2023-05-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 8, 2023, there were 32,012,950 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022, included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$149,055	$104,713
Short-term investments	88,702	150,833
Accounts receivable, net	241,948	197,584
Inventories	323,700	289,984
Receivables, other	27,779	28,803
Other current assets	20,346	15,650
Income taxes receivable	71	157
Total current assets	851,601	787,724
Property, equipment and leasehold improvements, net	169,036	166,722
Right-of-use assets, net	26,901	27,964
Trademarks, licenses and other intangible assets, net	294,300	290,853
Deferred tax assets	12,543	11,159
Other assets	25,825	24,120
Total assets	$1,380,206	$1,308,542

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$18,000	$—
Current portion of long-term debt	29,092	28,547
Current portion of lease liabilities	5,310	5,296
Accounts payable – trade	93,053	88,388
Accrued expenses	190,305	213,621
Income taxes payable	26,409	8,715
Total current liabilities	362,169	344,567

Long–term debt, less current portion	145,128	151,494

Lease liabilities, less current portion	23,302	24,335

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,012,950 and 31,967,300 shares at March 31, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	95,429	90,186
Retained earnings	654,440	620,095
Accumulated other comprehensive loss	(48,440)	(56,056)
Treasury stock, at cost, 9,907,865 and 9,864,805 shares at March 31, 2023 and December 31, 2022, respectively	(43,055)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	658,406	616,782
Noncontrolling interest	191,201	171,364
Total equity	849,607	788,146
Total liabilities and equity	$1,380,206	$1,308,542

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$311,723	$250,678

Cost of sales	108,766	92,020

Gross margin	202,957	158,658

Selling, general and administrative expenses	112,678	97,441

Income from operations	90,279	61,217

Other expenses (income):
Interest expense	2,357	883
Loss (gain) on foreign currency	759	(2,239)
Interest and investment (income) loss	(5,382)	1,466
Other income	(41)	(116)

	(2,307)	(6)

Income before income taxes	92,586	61,223

Income taxes	21,678	14,932

Net income	70,908	46,291

Less: Net income attributable to the noncontrolling interest	16,840	10,992

Net income attributable to Inter Parfums, Inc.	$54,068	$35,299

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.69	$1.11
Diluted	$1.68	$1.10

Weighted average number of shares outstanding:
Basic	32,018	31,840
Diluted	32,159	32,010

Dividends declared per share	$0.625	$0.50

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Comprehensive income:

Net income	$70,908	$46,291

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(4,166)	261

Transfer from OCI into earnings	1,709	992

Translation adjustments, net of tax	13,489	(12,441)

Comprehensive income	81,940	35,103

Comprehensive income attributable to the noncontrolling interests:

Net income	16,840	10,992

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(206)	72

Translation adjustments, net of tax	3,622	(3,419)

Comprehensive income attributable to the noncontrolling interests	20,256	7,645

Comprehensive income attributable to Inter Parfums, Inc.	$61,684	$27,458

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	90,186	87,132
Shares issued upon exercise of stock options	4,929	708
Share-based compensation	314	341
Additional paid-in capital, end of period	95,429	88,181

Retained earnings, beginning of period	620,095	560,663
Net income	54,068	35,299
Dividends	(20,023)	(15,921)
Share-based compensation	300	53
Retained earnings, end of period	654,440	580,094

Accumulated other comprehensive loss, beginning of period	(56,056)	(38,432)
Foreign currency translation adjustment, net of tax	9,867	(9,022)
Transfer from other comprehensive income into earnings	1,709	992
Net derivative instrument gain (loss), net of tax	(3960)	189
Accumulated other comprehensive loss, end of period	(48,440)	(46,273)

Treasury stock, beginning of period	(37,475)	(37,475)
Shares repurchased	(5,580)	—
Treasury stock, end of period	(43,055)	(37,475)

Noncontrolling interest, beginning of period	171,364	166,412
Net income	16,840	10,992
Foreign currency translation adjustment, net of tax	3,622	(3,419)
Net derivative instrument gain (loss), net of tax	(206)	72
Share-based compensation (adjustment)	54	11
Transfer of subsidiary shares purchased	—	54
Dividends	(473)	(440)
Noncontrolling interest, end of period	191,201	173,682

Total equity	$849,607	$758,241

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$70,908	$46,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,115	3,124
Provision for doubtful accounts	220	1,048
Noncash stock compensation	633	654
Share of income of equity investment	(41)	(116)
Noncash lease expense	1,324	1,881
Deferred tax provision	(1,188)	135
Change in fair value of derivatives	1,518	(3,803)
Changes in:
Accounts receivable	(42,670)	(50,316)
Inventories	(29,688)	(31,195)
Other assets	(5,640)	(2,869)
Operating lease liabilities	(1,293)	(1,671)
Accounts payable and accrued expenses	(23,327)	3,203
Income taxes, net	17,771	9,690

Net cash used in operating activities	(7,358)	(23,944)

Cash flows from investing activities:
Purchases of short-term investments	(42,835)	(2,243)
Proceeds from sale of short-term investments	107,045	3,982
Purchases of property, equipment and leasehold improvements	(2,415)	(12,895)
Payment for intangible assets acquired	(151)	(647)

Net cash provided by (used in) investing activities	61,644	(11,803)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,989	—
Repayment of long-term debt	(9,397)	(4,379)
Proceeds from exercise of options	4,929	708
Dividends paid	(20,023)	(15,921)
Dividends paid to noncontrolling interest	(473)	(440)
Purchase of treasury stock	(5,580)	—

Net cash used in financing activities	(12,555)	(20,032)

Effect of exchange rate changes on cash	2,611	(2,486)

Net increase (decrease) in cash and cash equivalents	44,342	(58,265)

Cash and cash equivalents - beginning of period	104,713	168,387

Cash and cash equivalents - end of period	$149,055	$110,122

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,563	$797
Income taxes	4,816	5,193

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2022.

2.	Impact of COVID-19 Pandemic:

Our business has continued to significantly improve throughout 2022 and the first quarter of 2023 after the disastrous effects of the COVID-19 Pandemic starting in early 2020, as retail stores reopened, and consumers increased online purchasing. The introduction of variants of COVID-19 in various parts of the world continues to cause the temporary re-implementation of governmental restrictions to prevent further spread of the virus. In addition, international air travel remains curtailed in several jurisdictions due to both governmental restrictions and consumer health concerns. While COVID-19 had significantly restricted international travel, the travel retail business has picked up. Lastly, we have experienced significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions have come at a time when demand for our product lines has never been stronger or more sustained. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. We do not expect the supply chain bottlenecks to begin lifting until the second half of 2023. Therefore, despite recent business improvement, the impact of the COVID-19 pandemic might continue to have adverse effects on our results of our operations, financial position and cash flows through at least the first half of 2023.

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

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we gained several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Land and Building Acquisition - New Headquarters in Paris

In April 2021, Interparfums SA, our 72% owned French subsidiary, completed the acquisition of its new headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price included the complete renovation of the site. As of March 31, 2023, $151 million of the purchase price, including approximately $4.5 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet. The purchase price has been allocated approximately $62.3 million to land and $88.7 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $1.8 million of cash held in escrow is also included in property, equipment and leasehold improvements on the accompanying balance sheet as of March 31, 2023.

The acquisition was financed by a 10-year €120 million (approximately $130.5 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

5.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials and component parts	$155,013	$146,772
Finished goods	168,687	143,212

	$323,700	$289,984

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$88,702	$681	$87,210	$811
Interest rate swaps	6,429		6,429
Foreign currency forward exchange contracts not accounted for using hedge accounting	1,539	—	1,539	—
Foreign currency forward exchange contracts accounted for using hedge accounting	339	$—	339	—

	$97,010	$681	$95,517	$811

		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$150,833	$19,861	$130,174	$798
Interest rate swaps	6,758	—	6,758	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,189	—	1,189	—

	$158,780	$19,861	$138,122	$798
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	68	—	68	—

	$68	$—	$68	$—

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million ($54.4 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $130.5 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for both the three months ended March 31, 2023 and 2022.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2023, resulted in a net asset and is included in other current assets on the accompanying balance sheet.

At March 31, 2023, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $37 million which all have maturities of less than one year.

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

As of March 31, 2023, the weighted average remaining lease term was 5.5 years and the weighted average discount rate used to determine the operating lease liability was 2.6%. Rental expense related to operating leases was $1.4 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. Operating lease payments included in operating cash flows totaled $1.3 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, and there were no noncash additions to operating lease assets for the three months ended March 31, 2023 and 2022.

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2023 and 2022 aggregated $0.09 million and $0.10 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	168,730	$16.31
Nonvested options granted	—	—
Nonvested options vested or forfeited	(23,080)	$13.58
Nonvested options – end of period	145,650	$16.74

Share-based payment expense decreased income before income taxes by $0.63 million and $0.65 million for the three months ended March 31, 2023 and 2022, respectively, and decreased income attributable to Inter Parfums, Inc. by $0.43 million and $0.44 million for the three months ended March 31, 2023 and 2022, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information as of March 31, 2023:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	441,580	$67.30
Options forfeited	(15,480)	70.48
Options exercised	(88,710)	55.57

Outstanding at March 31, 2023	337,390	$70.24

Options exercisable	191,740	$61.38
Options available for future grants	574,455

As of March 31, 2023, the weighted average remaining contractual life of options outstanding is 3.56 years (1.75 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $24.3 million and $15.5 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.4 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2023 and 2022 were as follows:

(In thousands)	March 31, 2023	March 31, 2022

Cash proceeds from stock options exercised	$4,929	$708
Tax benefits	780	75
Intrinsic value of stock options exercised	5,403	635

There were no options granted during the three months ended March 31, 2023 and March 31, 2022.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 85,107 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.1 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the year ended December 31, 2022, the Company acquired 63,281 shares at an aggregate cost of $3.0 million.

In the first quarter of 2023, the Company initiated a small share repurchase program, and over the course the course of the first quarter of 2023, the Company repurchased 43,060 shares at a cost of $5.58 million. These shares are classified as treasury shares on the accompanying balance sheet. The Company plans to continue repurchasing shares throughout 2023.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2023	2022
Numerator:
Net income attributable to Inter Parfums, Inc.	$54,068	$35,299
Denominator:
Weighted average shares	32,018	31,840
Effect of dilutive securities:
Stock options	141	170
Denominator for diluted earnings per share	32,159	32,010

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.69	$1.11
Diluted	1.68	1.10

There were no antidilutive potential common shares outstanding for the three months ended March 31, 2023 and March 31, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Segment and Geographic Areas:

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

(In thousands)	Three months ended March 31,
	2023	2022
Net sales:
United States	$81,454	$68,502
Europe	230,269	182,182
Eliminations	—	(6)

	$311,723	$250,678

Net income attributable to Inter Parfums, Inc.:
United States	$10,343	$6,514
Europe	43,725	28,785

	$54,068	$35,299

	March 31,	December 31,
	2023	2022
Total Assets:
United States	$288,927	$278,090
Europe	1,110,902	1,052,004
Eliminations	(19,623)	(21,522)
	$1,380,206	$1,308,542

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2022, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission. Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute through our European operations, fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 74% and 73% of net sales for the three months ended March 31, 2023 and 2022, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. In addition, our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics becomes effective in January 2024.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 26% and 27% of net sales for the three months ended March 31, 2023 and 2022, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Three Months Ended March 31,
	2023	2022

Montblanc	20%	19%
Jimmy Choo	20%	15%
Coach	15%	15%
GUESS	9%	11%

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because above 50% of net sales of our European operations are denominated in U.S. dollars, while almost all costs of our European operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Impact of COVID-19 Pandemic

Please see our discussion of the Impact of the COVID-19 Pandemic, which is incorporated by reference to note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2022 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Net Sales:

	Three months ended March 31,
(in millions)	2023	2022	% Change

European based product sales	$230.3	$182.2	26.4%
United States based product sales	81.4	68.5	18.9%
	$311.7	$250.7	24.4%

Net sales for the three months ended March 31, 2023 increased 24% from March 31, 2022. At comparable foreign currency exchange rates, net sales increased 29% from the first quarter of 2022. The average dollar/euro exchange rate for the current first quarter was 1.07 compared to 1.12 in the first quarter of 2022.

The current first quarter was exceptionally strong for both European and United States based operations, as net sales increased 26% and 19%, respectively, as compared to the corresponding period of the prior year.

For European based operations, our largest brands, Jimmy Choo, Montblanc and Coach sales rose 63%, 28% and 24%, respectively, as compared to the corresponding period of the prior year. Our U.S. operations also had a strong start growing 19% off a high 2022 base when first quarter sales had expanded 77%. This increase was driven by the addition and extension of Donna Karan and DKNY to our portfolio and double-digit growth for Ferragamo and Oscar de la Renta, following successful brand extensions.

INTER PARFUMS, INC. AND SUBSIDIARIES

During the first quarter of 2023, we debuted Jimmy Choo Rose Passion and Montblanc Signature Absolue, which contributed to the double digit brand sales gains. Many of our mid-sized brands, including Boucheron, Ferragamo, Karl Lagerfeld, and Oscar de la Renta, also achieved double digit sales gains. Additionally, we introduced brand extensions within established lines for Abercrombie & Fitch, and MCM. After the challenging lockdowns, the progressive reopening of China buoyed the Ferragamo and Anna Sui brands.

As expected, the implementation of our enterprise resource planning software weighed on our quarterly results, impacting GUESS disproportionately, which was flat off a high base in 2022, but we have strong orders that we will be fulfilling during the second quarter. However, overall our first quarter started the year on a strong note, and we look forward to executing our plans for the remainder of the year. Our brands are in high demand in a robust environment for the fragrance industry. We have a large number of brand extensions across many of our brands launching throughout the year, plus Montblanc Explorer Platinum, Coach Green and Coach Love, later in the year. In sum, 2023 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds, most notably limited travel retail business and supply chain disruptions.

Net Sales to Customers by Region	Three months ended March 31,
(In millions)	2023	2022

North America	$111.2	$81.5
Western Europe	77.2	63.6
Asia	46.0	42.5
Middle East	25.4	24.1
Central and South America	26.2	18.3
Eastern Europe	22.5	18.0
Other	3.1	2.7
	$311.7	$250.7

First quarter sales in our largest market, North America, rose 36%, followed by Western Europe and Asia/Pacific where comparable quarter sales in both regions increased 21% and 8%, respectively. Our sales in Central and South America, Eastern Europe and the Middle East were also robust, up 43%, 25% and 5%, respectively. Additionally, our travel retail business is beginning to show signs of renewed life.

Gross Profit margin	Three months ended March 31,
(in millions)	2023	2022

European operations
Net sales	$230.3	$182.2
Cost of sales	74.3	60.5
Gross margin	$156.0	$121.7
Gross margin as a % of net sales	67.8%	66.8%

United States operations
Net sales	$81,4	$68.5
Cost of sales	34.5	31.6
Gross margin	$46.9	$36.9
Gross margin as a % of net sales	57.6%	53.9%

INTER PARFUMS, INC. AND SUBSIDIARIES

For European based operations, gross profit margin as a percentage of net sales was 67.8% and 66.8% in the first quarters of 2023 and 2022, respectively as we have benefited from our pricing actions and favorable exchange rate. We carefully monitor movements in foreign currency exchange rates as more than 50% of our European based operations net sales are denominated in U.S. dollars, while most of our costs are incurred in euro. From a gross margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.07 in the 2023 first quarter as compared to 1.12 in the first quarter of 2022.

For United States operations, gross profit margin was 57.6% and 53.9% in the first quarters of 2023 and 2022, respectively. The significant margin expansion stems from a number of factors. Firstly, for the most part, the price increases we took early 2023 weren’t offset by a higher cost of goods given our inventory coverage and FIFO accounting. Secondly, we are seeing favorable brand and channel mix, as a higher portion of our sales are being sold directly to retailers as opposed to third-party distributors. Lastly, the significant increase in sales in the first quarter of 2023 allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, as compared to the corresponding period of the prior year.

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

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $3.9 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three months ended March 31,
(In millions)	2023	2022

European Operations
Selling, general and administrative expenses	$77.3	$69.0
Selling, general and administrative expenses as a percent of net sales	33.6%	37.9%

United States Operations
Selling, general and administrative expenses	$35.4	$28.4
Selling, general and administrative expenses as a percent of net sales	43.5%	41.5%

For European operations, selling, general and administrative expenses increased 12.0% in the 2023 first quarter, as compared to the corresponding period of the prior year, and represented 33.6% and 37.9% of net sales in the 2023 and 2022 periods, respectively. For United States operations, selling, general and administrative expenses increased 24.7% in the 2023 first quarter, as compared to the corresponding period of the prior year, and represented 43.5% and 41.5% of net sales in the 2023 and 2022 periods, respectively. As discussed in more detail below, the increased selling, general and administrative expenses as a percent of net sales are primarily the result of increases in promotion and advertising expenditures as well as the annualization impact of the structural investments in our US operations that we made throughout 2022 in order to support the new licenses of $4.0 million.

INTER PARFUMS, INC. AND SUBSIDIARIES

Promotion and advertising included in selling, general and administrative expenses aggregated $35.2 million and $34.2 million in the first quarters of 2023 and 2022, respectively, and represented 11.3% and 13.6% of net sales in the 2023 and 2022 periods, respectively. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. We anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

Royalty expense included in selling, general and administrative expenses aggregated $24.1 million for the three months ended March 31, 2023, as compared to $19.4 million for the corresponding periods of the prior year. Royalty expense represented 7.7% of net sales for both the three months ended March 31, 2023 and 2022.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 29.0% and 24.4% for the three months ended March 31, 2023 and 2022, respectively.

Other Income and Expense

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. However, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $130.5 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for variable rate debt with a maximum interest rate of 2%. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Gains and losses on foreign currency transactions have not been significant. Above 50% of net sales of our European operations are denominated in U.S. dollars.

Interest and investment (income) loss represents interest earned on cash and cash equivalents and short-term investments. As of March 31, 2022, short-term investments include approximately $20.7 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold these marketable securities which generated a gain of $3.1 million. Interest and investment (income) loss for the three months ended March 31, 2023, includes approximately $3.4 million of losses on such marketable equity securities.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income Taxes

Our consolidated effective tax rate was 23.4% and 24.4% for the three months ended March 31, 2023 and 2022, respectively.

The effective tax rate for European operations was 25% for both the three months ended March 31, 2023 and 2022.

Our effective tax rate for U.S. operations was 12.7% for the three months ended March 31, 2023, as compared to 20.7% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income

	Three Months Ended March 31,
	2023	2022
	(In thousands)

Net income attributable to European operations	$60,565	$39,776
Net income attributable to United States operations	10,343	6,515
Net income	70,908	46,291
Less: Net income attributable to the noncontrolling interest	16,840	10,992
Net income attributable to Inter Parfums, Inc.	$54,068	$35,299

Net income attributable to European operations was $60.6 million and $39.8 million for the three months ended March 31, 2023 and 2022, respectively, while net income attributable to United States operations was $10.3 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. The significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 27.8% and 27.6% of European operations net income for the three months ended March 31, 2023 and 2022, respectively. Net margins attributable to Inter Parfums, Inc. as of March 31, 2023 and 2022 aggregated 17.3% and 14.1%, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of March 31, 2023, we had $238 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of March 31, 2023, short-term investments include approximately $0.7 million of marketable equity securities.

As of March 31, 2023, working capital aggregated $489 million and we had a working capital ratio of 2.4 to 1. Approximately 80% of the Company’s total assets are held by European operations, and approximately $253 million of trademarks, licenses and other intangible assets are also held by European operations.

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in our 2022 annual report on Form 10-K, which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2022, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

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

Cash used in operating activities aggregated $7.4 million and $23.9 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, working capital items used $84.8 million in cash from operating activities, as compared to $73.2 million in the 2022 period. Although from a cash flow perspective accounts receivable is up 22% from year end 2022, the balance is reasonable based on first quarter 2023 record sales levels and reflects reasonable collection activity as day’s sales outstanding was 69 days, down slightly from 75 days in the corresponding period of the prior year. From a cash flow perspective, inventory levels as of March 31, 2023, increased 10% from year end 2022. Although inventories include components needed to support new product launches, the overall balance is lower than historic levels due primarily to supply chain disruptions. We have been addressing this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold.

Cash flows provided by investing activities in 2023 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $40 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

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

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2023, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2023 consist of a $20.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $28 million in credit lines provided by a consortium of international financial institutions. There was $18 million of short-term borrowings outstanding pursuant to these facilities as of March 31, 2023 and no short-term borrowings outstanding as of March 31, 2022.

In April 2020, as a result of the uncertainties raised by the COVID-19 pandemic, the Board of Directors authorized a temporary suspension of the quarterly cash dividend. In February 2021, our Board of Directors authorized a reinstatement of an annual dividend of $1.00, payable quarterly and in February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. In February 2023 the Board of Directors further increased the annual dividend to $2.50 per share. The next quarterly cash dividend of $0.625 per share is payable on June 30, 2023, to shareholders of record on June 15, 2023.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the three months ended March 31, 2023.

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

At March 31, 2023, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $37.0 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

Inter Parfums, Inc. Purchase of Common Stock[1]
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	16,060	$110.63	16,060	150,000 shares
February 1-28	0	n/a	16,060	150,000 shares
March 1-31	27,000	$140.87	43,060	123,000 shares
Total	43,060	$129.59	43,060	123,000 shares

Items 1. Legal Proceedings, 1A. Risk Factors, 3. Defaults Upon Senior Securities, 4. Mine Safety Disclosures and 5. Other Information, are omitted as they are either not applicable or have been included in Part I.

1 All shares were purchased in open market transactions.

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 6. Exhibits.

The following documents are filed herewith:

Exhibit No.	Description	Page Number

31.1	Certifications required by Rule 13a-14(a) of Chief Executive Officer	28

31.2	Certifications required by Rule 13a-14(a) of Chief Financial Officer and Principal Accounting Officer	29

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer	30

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer and Principal Accounting Officer	31

101	Interactive data files

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2023.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer