Form 10-Q
period 2023-06-30
INTER PARFUMS INC
filed 2023-08-08
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 8, 2023, there were 31,975,670 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$74,311	$104,713
Short-term investments	112,449	150,833
Accounts receivable, net	236,554	197,584
Inventories	360,018	289,984
Receivables, other	14,730	28,803
Other current assets	24,993	15,650
Income taxes receivable	386	157
Total current assets	823,441	787,724
Property, equipment and leasehold improvements, net	168,264	166,722
Right-of-use assets, net	28,005	27,964
Trademarks, licenses and other intangible assets, net	292,319	290,853
Deferred tax assets	14,333	11,159
Other assets	25,302	24,120
Total assets	$1,351,664	$1,308,542

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$4,958	$—
Current portion of long-term debt	29,080	28,547
Current portion of lease liabilities	5,236	5,296
Accounts payable – trade	91,040	88,388
Accrued expenses	194,036	213,621
Income taxes payable	17,324	8,715
Total current liabilities	341,674	344,567

Long–term debt, less current portion	138,565	151,494
Lease liabilities, less current portion	24,491	24,335

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,975,670 and 31,967,300 shares at June 30, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	95,984	90,186
Retained earnings	669,688	620,095
Accumulated other comprehensive loss	(48,739)	(56,056)
Treasury stock, at cost, 9,949,865 and 9,864,805 shares at June 30, 2023 and December 31, 2022, respectively	(48,764)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	668,201	616,782
Noncontrolling interest	178,733	171,364
Total equity	846,934	788,146
Total liabilities and equity	$1,351,664	$1,308,542

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$309,244	$244,725	$620,967	$495,403

Cost of sales	120,840	90,943	229,606	182,963

Gross margin	188,404	153,782	391,361	312,440

Selling, general and administrative expenses	133,383	108,385	246,061	205,825

Income from operations	55,021	45,397	145,300	106,615

Other expenses (income):
Interest expense	2,276	1,023	4,633	1,907
(Gain) loss on foreign currency	(746)	(279)	13	(2,518)
Interest and investment (income) loss	(1,977)	(464)	(7,359)	1,002
Other income	(7)	(328)	(48)	(444)

Nonoperating Income (Expense)	(454)	(48)	(2,761)	(53)

Income before income taxes	55,475	45,445	148,061	106,668

Income taxes	12,957	10,925	34,635	25,857

Net income	42,518	34,520	113,426	80,811

Less: Net income attributable to the noncontrolling interest	7,566	6,903	24,406	17,895

Net income attributable to Inter Parfums, Inc.	$34,952	$27,617	$89,020	$62,916

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.09	$0.87	$2.78	$1.98
Diluted	$1.09	$0.86	$2.77	$1.97

Weighted average number of shares outstanding:
Basic	32,006	31,845	32,012	31,843
Diluted	32,162	31,952	32,161	31,981

Dividends declared per share	$0.625	$0.50	$1.30	$1.00

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income:

Net income	$42,518	$34,520	$113,426	$80,811

Other comprehensive income:

Net derivative instrument loss, net of tax	(77)	(1,749)	(4,243)	(1,488)

Transfer from OCI into earnings	—	—	1,709	992

Translation adjustments, net of tax	(454)	(33,630)	13,035	(46,071)

Comprehensive income (loss)	41,987	(859)	123,927	34,244

Comprehensive income attributable to the noncontrolling interests:

Net income	7,566	6,903	24,406	17,895

Other comprehensive income (loss):

Net derivative instrument loss, net of tax	(21)	(483)	(227)	(411)

Translation adjustments, net of tax	(211)	(10,743)	3,411	(14,162)

Comprehensive income (loss) attributable to the noncontrolling interests	7,334	(4,323)	27,590	3,322

Comprehensive income attributable to Inter Parfums, Inc.	$34,653	$3,464	$96,337	$30,922

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022

Common stock, beginning and end of period	$32	$32
Additional paid-in capital, beginning of period	90,186	87,132
Shares issued upon exercise of stock options	5,191	810
Share-based compensation	624	679
Purchase of subsidiary shares	(17)	(4,305)
Additional paid-in capital, end of period	95,984	84,316

Retained earnings, beginning of period	620,095	560,663
Net income	89,020	62,916
Dividends	(40,020)	(31,844)
Share-based compensation	593	1,632
Retained earnings, end of period	669,688	593,367

Accumulated other comprehensive loss, beginning of period	(56,056)	(38,432)
Foreign currency translation adjustment, net of tax	9,624	(31,909)
Transfer from other comprehensive income into earnings	1,709	992
Net derivative instrument loss, net of tax	(4,016)	(1,077)
Accumulated other comprehensive loss, end of period	(48,739)	(70,426)

Treasury stock, beginning and end of period	(37,475)	(37,475)
Shares repurchased	(11,289)	—
Treasury stock, end of period	(48,764)	(37,475)

Noncontrolling interest, beginning of period	171,364	166,412
Net income	24,406	17,895
Foreign currency translation adjustment, net of tax	3,411	(14,162)
Net derivative instrument loss, net of tax	(227)	(411)
Share-based compensation (adjustment)	97	(389)
Purchase of subsidiary shares	(17)	(152)
Transfer of subsidiary shares purchased	—	54
Dividends	(20,301)	(16,056)
Noncontrolling interest, end of period	178,733	153,191

Total equity	$846,934	$723,005

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$113,426	$80,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,367	6,803
Provision for doubtful accounts	(650)	1,241
Noncash stock compensation	1,265	1,877
Share of income of equity investment	(48)	(444)
Noncash lease expense	2,620	3,017
Deferred tax provision (benefit)	(2,987)	(2,595)
Change in fair value of derivatives	164	(2,036)
Changes in:
Accounts receivable	(35,181)	(48,085)
Inventories	(66,144)	(81,188)
Other assets	3,406	(1,872)
Operating lease liabilities	(2,579)	(2,822)
Accounts payable and accrued expenses	(23,425)	7,916
Income taxes, net	8,531	8,869

Net cash provided by (used in) operating activities	6,765	(28,508)

Cash flows from investing activities:
Purchases of short-term investments	(97,079)	(2,941)
Proceeds from sale of short-term investments	138,061	6,211
Purchases of property, equipment and leasehold improvements	(3,202)	(30,305)
Payment for intangible assets acquired	(228)	(1,016)

Net cash provided by (used in) investing activities	37,552	(28,051)

Cash flows from financing activities:
Proceeds from loans payable, bank	4,947	—
Repayment of long-term debt	(15,958)	(7,522)
Proceeds from exercise of options	5,191	810
Purchase of subsidiary shares from noncontrolling interest	—	(4,403)
Dividends paid	(40,020)	(31,844)
Dividends paid to noncontrolling interest	(20,301)	(16,056)
Purchase of treasury stock	(11,289)	—

Net cash used in financing activities	(77,430)	(59,015)

Effect of exchange rate changes on cash	2,711	(578)

Net decrease in cash and cash equivalents	(30,402)	(116,152)

Cash and cash equivalents - beginning of period	104,713	168,387

Cash and cash equivalents - end of period	$74,311	$52,235

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,189	$1,581
Income taxes	30,096	16,369

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2022.

2.	Impact of COVID-19 Pandemic:

Our business has continued to significantly improve throughout 2022 and the first half of 2023 after the disastrous effects of the COVID-19 Pandemic starting in early 2020, as retail stores reopened, and consumers increased online purchasing. While COVID-19 had significantly restricted international travel, the travel retail business has picked up. Lastly, we experienced significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions came at a time when demand for our product lines has never been stronger or more sustained. We have addressed this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. The supply chain bottlenecks have been improving and while lead times remain longer than pre-COVID, we do not expect significant disruptions going forward.

3.	Recent Agreements:

Roberto Cavalli

In July 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in July 2023 and will last for 6.5 years.

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

Land and Building Acquisition - Headquarters in Paris

In April 2021, Interparfums SA, our 72% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price included the complete renovation of the site. As of June 30, 2023, $152 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet. The purchase price has been allocated approximately $62.2 million to land and $89.6 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $1.2 million of cash held in escrow is also included in property, equipment and leasehold improvements on the accompanying balance sheet as of June 30, 2023.

The acquisition was financed by a 10-year €120 million (approximately $130.4 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials and component parts	$173,660	$146,772
Finished goods	186,358	143,212

	$360,018	$289,984

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$112,449	$2,150	$109,489	$811
Interest rate swaps	6,780	—	6,780	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	165	—	165	—

	$119,394	$2,150	$116,434	$811
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	$9	$—	$9	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$150,833	$19,861	$130,174	$798
Interest rate swaps	6,758	—	6,758	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,189	—	1,189	—

	$158,780	$19,861	$138,121	$798
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	68	—	68	—

	$68	$—	$68	$—

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

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps is the discounted net present value of the swaps using third party quotes from financial institutions.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $54.3 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $130.4 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for the three and six months ended June 30, 2023 and 2022.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps is included in other assets on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2023 resulted in a net asset and is included in other current assets on the accompanying balance sheet.

At June 30, 2023, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $38.0 million and GB £2.0 million which all have maturities of less than one year.

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

In determining lease asset value, the Company considers fixed or variable payment terms, prepayments, incentives, and options to extend or terminate, depending on the lease. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company generally uses its incremental borrowing rate based on information available at the lease commencement date for the location in which the lease is held in determining the present value of lease payments.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2023, the weighted average remaining lease term was 5.6 years and the weighted average discount rate used to determine the operating lease liability was 2.8%. Rental expense related to operating leases was $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively, as compared to $1.3 million and $3.1 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $2.6 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively, and noncash additions to operating lease assets totaled $2.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2023 and 2022 aggregated $0.10 million and $0.10 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	168,730	$16.31
Nonvested options granted	—	—
Nonvested options vested or forfeited	(23,560)	$13.59
Nonvested options – end of period	145,170	$16.75

Share-based payment expense decreased income before income taxes by $0.63 million and $1.27 million for the three and six months ended June 30, 2023, respectively, as compared to $1.22 million and $1.88 million for the corresponding periods of the prior year. Share-base income before income d payment expense decreased income attributable to Inter Parfums, Inc. by $0.43 million and $0.86 million for the three and six months ended June 30, 2023, respectively, as compared to $0.74 million and $1.18 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2023:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	441,580	$67.30
Options forfeited	(15,960)	70.48
Options exercised	(93,430)	55.57

Outstanding at June 30, 2023	332,190	$70.44

Options exercisable	187,020	$61.53
Options available for future grants	574,935

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2023, the weighted average remaining contractual life of options outstanding is 2.40 years (0.6 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $21.5 million and $13.8 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.0 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2023 and 2022 were as follows:

(In thousands)	June 30, 2023	June 30, 2022

Cash proceeds from stock options exercised	$5,192	$810
Tax benefits	840	75
Intrinsic value of stock options exercised	5,773	698

There were no options granted during the six months ended June 30, 2023 and June 30, 2022.

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 93,489 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of June 30, 2023 the Company acquired 69,609 shares at an aggregate cost of $3.0 million.

In the first half of 2023, the Company initiated a share repurchase program with the primary intent of neutralizing the dilution impact of the stock option programs previously discussed. Over the course of the first half of 2023, the Company repurchased 85,060 shares at a cost of $11.3 million. These shares are classified as treasury shares on the accompanying balance sheet. The Company plans to continue repurchasing shares throughout 2023.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Numerator:
Net income attributable to Inter Parfums, Inc.	$34,952	$27,617	$89,020	$62,916
Denominator:
Weighted average shares	32,006	31,845	32,012	31,843
Effect of dilutive securities:
Stock options	156	107	149	138
Denominator for diluted earnings per share	32,162	31,952	32,161	31,981

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.09	$0.87	$2.78	$1.98
Diluted	1.09	0.86	2.77	1.97

There were no antidilutive potential common shares outstanding for the three and six months ended June 30, 2023 and June 30, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Segment and Geographic Areas:

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. Both European based operations and United States based operations primarily represent the sale of prestige brand name fragrances.

Information on our operations by geographical areas is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net sales:
United States	$111,436	$78,444	$192,890	$146,946
Europe	197,808	166,287	428,077	348,469
Eliminations	—	(6)	—	(12)

	$309,244	$244,725	$620,967	$495,403

Net income attributable to Inter Parfums, Inc.:
United States	$15,567	$9,991	$25,910	$16,505
Europe	19,385	17,626	63,110	46,411

	$34,952	$27,617	$89,020	$62,916

	June 30,	December 31,
	2023	2022
Total Assets:
United States	$313,261	$278,090
Europe	1,048,040	1,052,004
Eliminations	(9,637)	(21,552)
	$1,351,664	$1,308,542

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2022, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission (“SEC”). Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 69% and 70% of net sales for the six months ended June 30, 2023 and 2022, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, S.T. Dupont, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. In addition, our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics becomes effective in January 2024.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 31% and 30% of net sales for the six months ended June 30, 2023 and 2022, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Ungaro brands. In addition, our exclusive and worldwide license for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products became effective in July 2023.

INTER PARFUMS, INC. AND SUBSIDIARIES

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo and GUESS brand names.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Six Months Ended June 30,
	2023	2022

Montblanc	19%	19%
Jimmy Choo	18%	15%
Coach	15%	15%
GUESS	11%	12%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France and the United States.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, through new licenses, other arrangements or out-right acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling as well as phasing out underperforming products so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. Our introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third-party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Impact of COVID-19 Pandemic

Please see our discussion of the Impact of the COVID-19 Pandemic, which is incorporated by reference to note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2022 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Six Months Ended June 30, 2023 as Compared to the Three and Six Months Ended June 30, 2022

Net Sales:

(in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change

European based product sales	$197.8	$166.3	19.0%	$428.1	$348.5	22.8%
United States based product sales	111.5	78.4	42.1%	192.9	146.9	31.3%
	$309.3	$244.7	26.4%	$621.0	$495.4	25.3%

Net sales for the three months ended June 30, 2023, increased 26% from the three months ended June 30, 2022. At comparable foreign currency exchange rates, net sales increased 25% from the second quarter of 2022. The average dollar/euro exchange rate for the current second quarter was 1.09 compared to 1.06 in the second quarter of 2022, while for the first half of 2023, the average dollar/euro exchange rate was 1.08 compared to 1.09 in the first half of 2022. Net sales for the six months ended June 30, 2023 increased 25% as compared to the first half of 2022. At comparable foreign currency exchange rates, net sales increased 26% from the first half of 2022.

Continuing the trend from the first quarter 2023, the current second quarter was exceptionally strong for both European and United States based operations, as net sales increased 19% and 42%, respectively, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

For European based operations, our largest brands, Coach, Jimmy Choo, and Montblanc sales rose 28%, 21% and 16%, respectively, as compared to the corresponding period of the prior year. Continuing the growth trend of the first quarter of 2023, second quarter sales by our U.S. operations grew substantially, up 42% largely from the continued success of GUESS fragrances which performed exceedingly well during the quarter across all geographies and was up 30% from the second quarter of 2022. This is driven by the sales of our newest pillars, Seductive Blue and Uomo Acqua. Second quarter GUESS brand sales more than made up for the first quarter logjam we experienced due to the ERP implementation. Of note, the significant growth in the quarter builds upon the 39% sales increase we reported for the second quarter of 2022. We also had strong sales of Ferragamo fragrances, which we have recently enriched with sister scents for the Signorina and Storie di Seta collections. Oscar de la Renta also performed strongly during the quarter. The increase was also driven by the addition and extension of Donna Karan and DKNY to our portfolio. They have climbed to become our second largest U.S. based brand in just one year under our expertise.

The first half of 2023 started on a strong note, and we look forward to executing our plans for the remainder of the year. Our brands are in high demand in a robust environment for the fragrance industry. We have a large number of brand extensions across many of our brands launching in the second half of the year, plus Abercrombie & Fitch Fierce joining our portfolio and the launches of Guess Bella Vita Paradiso, Karl Lagerfeld Les Parfums Matiéres and Van Cleef & Arpels Thé Amara, later in the year. In sum, 2023 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds, most notably somewhat limited travel retail business in Asia and supply chain disruptions which are slowly abating.

Net Sales to Customers by Region	Six months ended June 30,
(In millions)	2023	2022

North America	$218.8	$167.4
Western Europe	153.9	124.4
Asia	98.5	87.2
Middle East	51.0	44.9
Central and South America	46.9	38.7
Eastern Europe	45.6	28.4
Other	6.3	4.4
	$621.0	$495.4

In the first half of 2023 our largest market, North America, rose 31%, followed by Western Europe and Asia where comparable half year sales in both regions increased 24% and 13%, respectively. Our sales in Eastern Europe, Central and South America and the Middle East were also robust, up 60%, 21% and 14%, respectively. Additionally, our travel retail business is continuing to show signs of renewed life.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross Profit margin	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022

European operations
Net sales	$197.8	$166.3	$428.1	$348.5
Cost of sales	73.1	55.1	147.4	115.6
Gross margin	$124.7	$111.2	$280.7	$232.9
Gross margin as a % of net sales	63.0%	66.9%	65.6%	66.8%

United States operations
Net sales	$111.5	$78.4	$192.9	$146.9
Cost of sales	47.7	35.8	82.2	67.4
Gross margin	$63.8	$42.6	$110.7	$79.5
Gross margin as a % of net sales	57.2%	54.3%	57.4%	54.1%

For European based operations, gross profit margin as a percentage of net sales was 63.0% and 65.6% for the three and six months ended June 30, 2023, respectively, as compared to 66.9% and 66.8% for the corresponding periods of the prior year. A key driver in the decrease in gross profit margin for European based operations in 2023 is due to an increase in inventory reserves in the first half of 2023 related to certain underperforming brands. As the Company experienced long lead time in obtaining and building inventory during COVID high levels of inventory investments were required to protect service levels. Excluding these one-time adjustments, gross margin as a percentage of sales for European based operations would be more favorable as compared to the prior period, driven by increases in pricing and product mix, partially offset by cost inflation.

For United States operations, gross profit margin was 57.2% and 57.4% for the three and six months ended June 30, 2023, respectively, as compared to 54.3% and 54.1% for the corresponding periods of the prior year. The significant margin expansion stems from a number of factors. Firstly, for the most part, the price increases we took early 2023 weren’t fully offset yet by a higher cost of goods given our inventory coverage and FIFO accounting. Secondly, we are seeing favorable brand and channel mix, as a higher portion of our higher priced fragrances are being sold directly to retailers as opposed to third-party distributors. Lastly, the significant increase in sales in the first half of 2023 allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, as compared to the corresponding period of the prior year.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $3.6 million and $7.5 million for the three and six months ended June 30, 2023, respectively, as compared to $2.8 million and $5.5 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to the gross profit of other companies, which may include these expenses as a component of cost of goods sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses	Three months ended		Six months ended,
	June 30,		June 30,
(In millions)	2023	2022	2023	2022

European Operations
Selling, general and administrative expenses	$89.2	$78.8	$166.5	$147.8
Selling, general and administrative expenses as a percent of net sales	45.1%	47.4%	38.9%	42.4%

United States Operations
Selling, general and administrative expenses	$44.2	$29.6	$79.6	$58.1
Selling, general and administrative expenses as a percent of net sales	39.7%	37.8%	41.3%	39.5%

For European operations, selling, general and administrative expenses increased 13.2% and 12.6% for the three and six months ended June 30, 2023 as compared to the corresponding period of the prior year, and represented 45.1% and 38.9% of net sales for the three and six months ended June 30, 2023, respectively, as compared to 47.4% and 42.4% for the three and six months ended June 30, 2022, respectively. For United States operations, selling, general and administrative expenses increased 49.3% and 37.1% for the three and six months ended June 30, 2023, as compared to the corresponding period of the prior year, and represented 39.7% and 41.3% of net sales for the three and six months ended June 30, 2023, respectively, as compared to 37.8% and 39.5% for the three and six months ended June 30, 2022, respectively. As discussed in more detail below, the increased selling, general and administrative expenses as a percent of net sales are primarily the result of increases in promotion and advertising expenditures as well as the annualization impact of the structural investments in our US operations that we made throughout 2022 in order to support the new licenses of $7.0 million for the first half of 2023.

Promotion and advertising included in selling, general and administrative expenses aggregated $54.6 million and $89.8 million for the three and six months ended June 30, 2023, respectively, as compared to $45.9 million and $80.1 million for the corresponding periods of the prior year. Promotion and advertising represented 17.7% and 14.5% of net sales for the three and six months ended June 30, 2023, respectively, as compared to 18.8% and 16.2% for the corresponding periods of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on online net sales. All of our brands have benefited from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. We anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

Royalty expense included in selling, general and administrative expenses aggregated $24.0 million and $48.1 million for the three and six months ended June 30, 2023, respectively, as compared to $18.9 million and $38.3 million for the corresponding periods of the prior year. Royalty expense represented 7.8% and 7.7% of net sales for the three and six months ended June 30, 2023, respectively, as compared to 7.7% of net sales for both the corresponding periods of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 17.8% and 23.4% for the three and six months ended June 30, 2023, respectively, as compared to 18.6% and 21.5% for the corresponding periods of the prior year.

Other Income and Expense

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. However, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $130.4 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for variable rate debt with a maximum interest rate of 2%. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

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

Interest and investment (income) loss represents interest earned on cash and cash equivalents and short-term investments. As of June 30, 2023, short-term investments include approximately $0.9 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. Interest and investment (income) loss for the three and six months ended June 30, 2023, includes approximately $3.4 million of losses on such marketable equity securities.

Income Taxes

Our consolidated effective tax rate was 23.4% and 24.2% for the six months ended June 30, 2023 and 2022, respectively.

The effective tax rate for European operations was 25% for each of the six months ended June 30, 2023 and June 30, 2022.

Our effective tax rate for U.S. operations was 17.4% for the six months ended June 30, 2023, as compared to 22% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes.

Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022

Net income European operations	$26,950	$24,529	$87,515	$64,305
Net income United States operations	15,568	9,991	25,911	16,506

Net income	42,518	34,520	113,426	80,811

Less: Net income attributable to the noncontrolling interest	7,566	6,903	24,406	17,895

Net income attributable to Inter Parfums, Inc.	$34,952	$27,617	$89,020	$62,916

Net income attributable to European operations was $27.0 million and $87.5 million for the three and six months ended June 30, 2023, respectively, as compared to $24.5 million and $64.3 million for the corresponding period of the prior year. Net income attributable to United States operations was $15.6 million and $25.9 million for the three and six months ended June 30, 2023, respectively, as compared to $10.0 million and $16.5 million for the corresponding period of the prior year. The significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 28% of European operations net income for all periods presented. Net margins attributable to Inter Parfums, Inc. for the six months ended June 30, 2023 and 2022 aggregated 14.3% and 12.7%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of June 30, 2023, we had $187 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of June 30, 2023, short-term investments include approximately $2.2 million of marketable equity securities.

As of June 30, 2023, working capital aggregated $482 million and we had a working capital ratio of 2.4 to 1. Approximately 77% of the Company’s total assets are held by European operations, and approximately $252 million of trademarks, licenses and other intangible assets are also held by European operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in our 2022 annual report on Form 10-K, which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2022, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

INTER PARFUMS, INC. AND SUBSIDIARIES

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In July 2023, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Roberto Cavalli brand. This license took effect in July 2023, and we target to start shipping products as of November-December 2023. In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Lacoste brand. This new license takes effect January 2024.

Cash provided by operating activities aggregated $6.8 million for the six months ended June 30, 2023 compared to cash used in operating activities of $28.5 million for the six months ended June 30, 2022, respectively. For the six months ended June 30, 2023, working capital items used $115.4 million in cash from operating activities, as compared to $117.2 million in the 2022 period. Although from a cash flow perspective accounts receivable is up 18% from year end 2022, the balance is reasonable based on second quarter 2023 record sales levels and reflects strong collection activity as day’s sales outstanding was 68 days, down from 76 days in the corresponding period of the prior year. From a cash flow perspective, inventory levels as of June 30, 2023, increased 23% from year end 2022 in support of our overall sales growth. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold.

Cash flows provided by investing activities in 2023 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $34 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2023, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2023 consist of a $25 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $8 million in credit lines provided by a consortium of international financial institutions. There was $5 million of short-term borrowings outstanding pursuant to these facilities as of June 30, 2023 and no short-term borrowings outstanding as of June 30, 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

In February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. In February 2023, the Board of Directors further increased the annual dividend to $2.50 per share. The next quarterly cash dividend of $0.625 per share is payable on September 30, 2023, to shareholders of record on September 15, 2023.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2023.

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

At June 30, 2023, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $38.0 million and GB £2.0 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

Inter Parfums, Inc. Purchase of Common Stock[1]
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	0	n/a	43,060	123,000 shares
May 1-31	0	n/a	43,060	123,000 shares
June 1-30	42,000	$135.87	85,060	81,000 shares
Total	42,000	$135.87	85,060	81,000 shares

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2023.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer