Form 10-Q
period 2023-09-30
INTER PARFUMS INC
filed 2023-11-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 7, 2023, there were 31,980,805 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

ASSETS
	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$79,764	$104,713
Short-term investments	103,745	150,833
Accounts receivable, net	288,085	197,584
Inventories	364,270	289,984
Receivables, other	13,645	28,803
Other current assets	26,847	15,650
Income taxes receivable	498	157
Total current assets	876,854	787,724
Property, equipment and leasehold improvements, net	163,002	166,722
Right-of-use assets, net	29,359	27,964
Trademarks, licenses and other intangible assets, net	286,697	290,853
Deferred tax assets	16,063	11,159
Other assets	22,422	24,120
Total assets	$1,394,397	$1,308,542

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$4,501	$—
Current portion of long-term debt	41,768	28,547
Current portion of lease liabilities	5,687	5,296
Accounts payable – trade	87,161	88,388
Accrued expenses	200,065	213,621
Income taxes payable	23,913	8,715
Total current liabilities	363,095	344,567

Long–term debt, less current portion	128,983	151,494
Lease liabilities, less current portion	25,452	24,335

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 31,980,805 and 31,967,300 shares at September 30, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	95,752	90,186
Retained earnings	703,091	620,095
Accumulated other comprehensive loss	(59,802)	(56,056)
Treasury stock, at cost, 9,949,865 and 9,864,805 shares at September 30, 2023 and December 31, 2022, respectively	(48,764)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	690,309	616,782
Noncontrolling interest	186,558	171,364
Total equity	876,867	788,146
Total liabilities and equity	$1,394,397	$1,308,542

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$367,969	$280,462	$988,936	$775,865

Cost of sales	132,962	98,562	362,568	281,525

Gross margin	235,007	181,900	626,368	494,340

Selling, general and administrative expenses	147,805	117,424	393,866	323,249

Income from operations	87,202	64,476	232,502	171,091

Other expenses (income):
Interest expense	2,397	682	7,030	2,589
(Gain) loss on foreign currency	(669)	273	(656)	(2,245)
Interest and investment income	(1,062)	(3,343)	(8,421)	(2,341)
Other (income) expense	(77)	346	(125)	(98)

	589	(2,042)	(2,172)	(2,095)

Income before income taxes	86,613	66,518	234,674	173,186

Income taxes	20,493	13,221	55,128	39,078

Net income	66,120	53,297	179,546	134,108

Less: Net income attributable to the noncontrolling interest	12,906	11,874	37,312	29,769

Net income attributable to Inter Parfums, Inc.	$53,214	$41,423	$142,234	$104,339

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.66	$1.30	$4.44	$3.28
Diluted	$1.66	$1.30	$4.42	$3.26

Weighted average number of shares outstanding:
Basic	31,976	31,860	32,000	31,848
Diluted	32,124	31,968	32,149	31,977

Dividends declared per share	$0.625	$0.50	$1.875	$1.50

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive income:

Net income	$66,120	$53,297	$179,546	$134,108

Other comprehensive income:

Net derivative instrument (loss) gain, net of tax	(363)	1,315	(4,606)	(173)

Transfer from OCI into earnings	—	—	1,709	992

Translation adjustments, net of tax	(15,692)	(32,944)	(2,657)	(79,015)

Comprehensive income	50,065	21,668	173,992	55,912

Comprehensive income attributable to the noncontrolling interests:

Net income	12,906	11,874	37,312	29,769

Other comprehensive income:

Net derivative instrument (loss) gain, net of tax	(100)	362	(327)	(49)

Translation adjustments, net of tax	(4,892)	(10,012)	(1,481)	(24,174)

Comprehensive income attributable to the noncontrolling interests	7,914	2,224	35,504	5,546

Comprehensive income attributable to Inter Parfums, Inc.	$42,151	$19,444	$138,488	$50,366

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	90,186	87,132
Shares issued upon exercise of stock options	5,523	1,816
Share-based compensation	935	1,017
Purchase of subsidiary shares	(892)	(4,305)
Additional paid-in capital, end of period	95,752	85,660

Retained earnings, beginning of period	620,095	560,663
Net income	142,234	104,339
Dividends	(60,058)	(47,782)
Share-based compensation	820	1,664
Retained earnings, end of period	703,091	618,884

Accumulated other comprehensive loss, beginning of period	(56,056)	(38,432)
Foreign currency translation adjustment, net of tax	(1,176)	(54,841)
Transfer from other comprehensive income into earnings	1,709	992
Net derivative instrument loss, net of tax	(4,279)	(124)
Accumulated other comprehensive loss, end of period	(59,802)	(92,405)

Treasury stock, beginning of period	(37,475)	(37,475)
Shares repurchased	(11,289)	—
Treasury stock, end of period	(48,764)	(37,475)

Noncontrolling interest, beginning of period	171,364	166,412
Net income	37,312	29,769
Foreign currency translation adjustment, net of tax	(1,481)	(24,174)
Net derivative instrument loss, net of tax	(327)	(49)
Share-based compensation (adjustment)	133	(353)
Purchase of subsidiary shares	(142)	(152)
Transfer of subsidiary shares purchased	—	55
Dividends	(20,301)	(16,056)
Noncontrolling interest, end of period	697,321	155,452

Total equity	$876,867	$730,148

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$179,546	$134,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,781	10,936
Provision for doubtful accounts	(560)	2,004
Noncash stock compensation	1,887	2,353
Share of income of equity investment	(125)	(98)
Noncash lease expense	4,163	4,074
Deferred tax benefit	(5,075)	(3,658)
Change in fair value of derivatives	740	1,348
Changes in:
Accounts receivable	(96,076)	(89,605)
Inventories	(76,786)	(109,377)
Other assets	3,077	2,615
Operating lease liabilities	(4,044)	(3,887)
Accounts payable and accrued expenses	(10,919)	26,406
Income taxes, net	15,669	14,606

Net cash provided by (used in) operating activities	24,278	(8,175)

Cash flows from investing activities:
Purchases of short-term investments	(145,427)	(2,862)
Proceeds from sale of short-term investments	192,568	5,346
Purchases of property, equipment and leasehold improvements	(4,574)	(32,615)
Payment for intangible assets acquired	(2,063)	(3,757)

Net cash provided by (used in) investing activities	40,504	(33,888)

Cash flows from financing activities:
Proceeds from loans payable, bank	4,501	—
Proceeds from issuance of long-term debt	13,680	—
Repayment of long-term debt	(22,527)	(14,210)
Proceeds from exercise of options	5,523	1,816
Purchase of subsidiary shares from noncontrolling interest	—	(4,402)
Dividends paid	(60,058)	(47,782)
Dividends paid to noncontrolling interest	(20,301)	(16,056)
Purchase of treasury stock	(11,289)	—

Net cash used in financing activities	(90,471)	(80,634)

Effect of exchange rate changes on cash	740	(4,413)

Net decrease in cash and cash equivalents	(24,949)	(127,110)

Cash and cash equivalents - beginning of period	104,713	168,387

Cash and cash equivalents - end of period	$79,764	$41,227

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,659	$2,091
Income taxes	44,693	27,718

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2022.

2.	Impact of COVID-19 Pandemic:

Our business has continued to significantly improve throughout 2022 and the first three quarters of 2023 after the disastrous effects of the COVID-19 Pandemic starting in early 2020, as retail stores reopened, and consumers increased online purchasing. While the COVID-19 Pandemic had significantly restricted international travel, the travel retail business has picked up. Lastly, we experienced significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions came at a time when demand for our product lines has never been stronger or more sustained. We have addressed this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. The supply chain bottlenecks have been improving and while lead times remain longer than pre-COVID, we do not expect significant disruptions going forward.

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

Dunhill

The Dunhill fragrance license has expired on September 30, 2023 and will not be renewed. The Company has now entered the twelve month sell-off period during which it will maintain the right to sell-off remaining Dunhill fragrance inventory, which is customary in the fragrance industry. All usable components have been converted to finished goods, and any remaining components will be destroyed.

Donna Karan and DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we have gained several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Inter Parfums, Inc. common stock to the licensor valued at $5.0 million. The exclusive license became effective July 1, 2022, and we are planning to launch new fragrances under these brands in 2024.

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

The purchase price included the complete renovation of the site. As of September 30, 2023, $148.1 million of the purchase price, including approximately $3 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying balance sheet. The purchase price has been allocated approximately $60.7 million to land and $87.4 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. Approximately $1.2 million of cash held in escrow is also included in property, equipment and leasehold improvements on the accompanying balance sheet as of September 30, 2023.

The acquisition was financed by a 10-year €120 million (approximately $127.1 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

4.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials and component parts	$151,344	$146,772
Finished goods	212,926	143,212

	$364,270	$289,984

6.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$103,745	$10,177	$92,776	$792
Interest rate swaps	6,274	—	6,274	—

	$110,019	$10,177	$99,050	$792
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$791	$—	$791	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	489	—	489	—

	$1,280	$—	$1,280	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$150,833	$19,861	$130,174	$798
Interest rate swaps	6,758	—	6,758	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,189	—	1,189	—

	$158,780	$19,861	$138,121	$798
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	68	—	68	—

	$68	$—	$68	$—

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $53 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $127.1 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial for the three and nine months ended September 30, 2023 and 2022.

All derivative instruments are reported as either assets or liabilities on the balance sheet measured at fair value. The valuation of interest rate swaps is included in other assets on the accompanying balance sheets. The valuation of foreign currency forward exchange contracts at September 30, 2023 resulted in a net asset and is included in other current assets on the accompanying balance sheet.

At September 30, 2023, we had foreign currency contracts in the form of forward exchange contracts in the amount of approximately U.S. $58.0 million and GB £2.0 million which all have maturities of less than one year.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2023, the weighted average remaining lease term was 5.4 years and the weighted average discount rate used to determine the operating lease liability was 3.0%. Rental expense related to operating leases was $1.5 million and $4.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $1.2 million and $4.3 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $4.0 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively, and noncash additions to operating lease assets totaled $5.7 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

9.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2023 and 2022 aggregated $0.10 million and $0.11 million, respectively. Compensation cost, net of forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	168,730	$16.31
Nonvested options granted	—	—
Nonvested options vested or forfeited	(27,625)	$13.91
Nonvested options – end of period	141,105	$16.78

Share-based payment expense decreased income before income taxes by $0.62 million and $1.89 million for the three and nine months ended September 30, 2023, respectively, as compared to $0.47 million and $2.35 million for the corresponding periods of the prior year. Share-based payment expense decreased income attributable to Inter Parfums, Inc. by $0.41 million and $1.27 million for the three and nine months ended September 30, 2023, respectively, as compared to $0.34 million and $1.52 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2023:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2023	441,580	$67.30
Options forfeited	(20,025)	72.22
Options exercised	(98,565)	56.03

Outstanding at September 30, 2023	322,990	$70.43

Options exercisable	181,885	$61.44
Options available for future grants	579,000

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2023, the weighted average remaining contractual life of options outstanding is 2.15 years (0.34 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $20.64 million and $13.26 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $1.7 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2023 and 2022 were as follows:

(In thousands)	September 30, 2023	September 30, 2022

Cash proceeds from stock options exercised	$5,523	$1,816
Tax benefits	900	320
Intrinsic value of stock options exercised	6,135	2,105

There were no options granted during the nine months ended September 30, 2023 and September 30, 2022.

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the NYSE Euronext on the date of grant. The estimated number of shares to be distributed of 92,998 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of September 30, 2023 the Company acquired 87,609 shares at an aggregate cost of $4.1 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Inter Parfums, Inc.	$53,214	$41,423	$142,234	$104,339
Denominator:
Weighted average shares	31,976	31,860	32,000	31,848
Effect of dilutive securities:
Stock options	148	108	149	129
Denominator for diluted earnings per share	32,124	31,968	32,149	31,977

Earnings per share:
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.66	$1.30	$4.44	$3.28
Diluted	1.66	1.30	4.42	3.26

There were no antidilutive potential common shares outstanding for the three and nine months ended September 30, 2023. Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.15 million shares of common stock for both the three and nine months ended September 30, 2022, respectively.

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

Information on our operations by geographical areas is as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales:
United States	$134,469	$82,183	$327,359	$229,129
Europe	233,500	198,318	661,577	546,787
Eliminations	—	(39)	—	(51)

	$367,969	$280,462	$988,936	$775,865

Net income attributable to Inter Parfums, Inc.:
United States	$20,157	$10,881	$46,067	$27,386
Europe	33,057	30,542	96,167	76,953

	$53,214	$41,423	$142,234	$104,339

			September 30,	December 31,
			2023	2022
Total Assets:
United States			$340,375	$278,090
Europe			1,083,843	1,052,004
Eliminations			(29,821)	(21,552)
			$1,394,397	$1,308,542

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 67% and 70% of net sales for the nine months ended September 30, 2023 and 2022, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, S.T. Dupont, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. In addition, our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics becomes effective in January 2024.

Through our United States operations, we also market fragrance and fragrance related products. United States operations represented 33% and 30% of net sales for the nine months ended September 30, 2023 and 2022, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, Roberto Cavalli and Ungaro brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo, GUESS, Donna Karan/DKNY and Ferragamo brand names. This diversified portfolio of top brands represented 74% of total sales for the first 9 months of 2023 up from 69% in 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Nine Months Ended September 30,
	2023	2022

Montblanc	18%	19%
Jimmy Choo	17%	18%
Coach	15%	15%
GUESS	11%	11%
Donna Karan/DKNY	7%	1%
Ferragamo	5%	5%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France, the United States, and Italy.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

Impact of COVID-19 Pandemic

Please see our discussion of the Impact of the COVID-19 Pandemic, which is incorporated by reference to note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2022 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three and Nine Months Ended September 30, 2023 as Compared to the Three and Nine Months Ended September 30, 2022

Net Sales:

(in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change

European based product sales	$233.5	$198.3	18%	$661.5	$546.7	21%
United States based product sales	134.5	82.2	64%	327.4	229.2	43%
	$368.0	$280.5	31%	$988.9	$775.9	27%

Net sales for the three months ended September 30, 2023, increased 31% from the three months ended September 30, 2022. At comparable foreign currency exchange rates, net sales increased 27% from the third quarter of 2022 of which 7% is related to new brands. The average dollar/euro exchange rate for the current third quarter was 1.09 compared to 1.01 in the third quarter of 2022, while for the nine months ended September 2023 the average dollar/euro exchange rate was 1.08 compared to 1.06 in the nine months ended September 2022. Net sales for the nine months ended September 30, 2023, increased 27% as compared to the nine months ended September 2022. At comparable foreign currency exchange rates, net sales increased 26% from the nine months ended September 2022 of which 7% is related to new brands.

Continuing the trend from the first half of 2023, the current third quarter was exceptionally strong for both European and United States based operations, as net sales increased 18% and 64%, respectively, as compared to the corresponding period of the prior year. As previously disclosed, the third quarter growth rate is favorably impacted by a lower base in 2022 where more gift sets were shipped in the fourth quarter due to supply chain disruptions. We currently expect this phasing to adversely impact our fourth quarter growth rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

For European based operations, our largest brands, Coach, Montblanc, and Jimmy Choo sales rose 32%, 20% and 6%, respectively, as compared to the corresponding period of the prior year. Continuing the growth trend of the first half of 2023, third quarter sales by our United States operations grew substantially, up 64%, largely from the continued success of GUESS fragrances which performed exceedingly well during the quarter across all geographies and was up 59% from the third quarter of 2022. This was driven by the continued growth in sales of the Seductive line within GUESS. Of note, the significant growth in the quarter builds upon the 45% sales increase we reported for the third quarter of 2022. We also had strong sales of Ferragamo fragrances, which we have enriched with sister scents for the Signorina and Storie di Seta collections. During the quarter, we initiated Phase 1 of the Abercrombie & Fitch Fierce distribution roll-out. We began with introductory distribution of this iconic fragrance in select markets and expect the majority of the Phase 1 distribution to roll-out during the fourth quarter. The increase was also driven by the addition and extension of Donna Karan and DKNY to our portfolio. They have climbed to become our second largest United States based brand in just one year under our expertise.

The favorable trends in the first half of the year continued into the third quarter and we look forward to executing our plans for the remainder of the year. Our brands are in high demand in a robust environment for the fragrance industry. We have a large number of brand extensions across many of our brands launching in the fourth quarter of the year, including Guess Bella Vita Paradiso. In sum, 2023 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds, most notably the somewhat limited travel retail business in Asia and supply chain disruptions that have largely abated.

Net Sales to Customers by Region	Nine months ended September 30,
(In millions)	2023	2022

North America	$370.1	$284.7
Western Europe	242.8	196.3
Asia	138.1	120.2
Middle East	82.6	66.3
Eastern Europe	75.4	45.6
Central and South America	71.7	56.2
Other	8.2	6.6
	$988.9	$775.9

In the first three quarters of 2023, sales in our largest market, North America, rose 30%, followed by Western Europe and Asia where comparable three quarter year sales in both regions increased 24% and 15%, respectively. Our sales in Eastern Europe, Central and South America and the Middle East were also robust, up 65%, 28% and 25%, respectively. Additionally, our travel retail business is continuing to show signs of renewed life.

INTER PARFUMS, INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
Gross Profit margin	September 30,		September 30,
(in millions)	2023	2022	2023	2022

European operations
Net sales	$233.5	$198.2	$661.5	$546.7
Cost of sales	73.3	60.5	220.6	176.1
Gross margin	$160.2	$137.7	$440.9	$370.6
Gross margin as a % of net sales	68.6%	69.5%	66.6%	67.8%

United States operations
Net sales	$134.5	$82.2	$327.4	$229.1
Cost of sales	59.7	38.0	141.9	105.4
Gross margin	$74.8	$44.2	$185.5	$123.7
Gross margin as a % of net sales	55.6%	53.8%	56.7%	54.0%

The Company’s gross margin percentage was 63.9% and 63.3% for the three and nine months ended September 30, 2023 as compared to 64.9% and 63.7% for the three and nine months ended September 30, 2022, respectively. This decrease in gross margin percentage was largely driven by unfavorable segment mix as well as certain one time expenses related to inventory as discussed further below. Overall, the Company’s pricing actions have broadly compensated for cost inflation impacts.

For European based operations, gross profit margin as a percentage of net sales was 68.6% and 66.6% for the three and nine months ended September 30, 2023, respectively, as compared to 69.5% and 67.8% for the corresponding periods of the prior year. As previously disclosed, a key driver in the decrease in gross profit margin for European based operations in 2023 was due to an increase in inventory reserves in the second quarter of 2023 related to certain underperforming brands. As the Company experienced long lead times in obtaining and building inventory during the COVID-19 Pandemic, high levels of inventory investments were required to protect service levels. Excluding these one-time adjustments, gross margin as a percentage of sales for European based operations would be in line with the prior period, driven by increases in pricing and product mix, offset by cost inflation.

For United States operations, gross profit margin was 55.6% and 56.7% for the three and nine months ended September 30, 2023, respectively, as compared to 53.8% and 54.0% for the corresponding periods of the prior year. The significant margin expansion stems from a number of factors. Firstly, for the most part, the price increases we took in early 2023 weren’t fully offset by a higher cost of goods given our cost containment efforts. Secondly, we are seeing favorable brand and channel mix, as a larger portion of our higher priced fragrances are being sold directly to retailers as opposed to third-party distributors. Lastly, the significant increase in sales in the first three quarters of 2023 allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $3.9 million and $11.4 million for the three and nine months ended September 30, 2023, respectively, as compared to $5.5 million and $11.0 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to that of other companies, which may include these expenses as a component of cost of goods sold.

	Three months ended		Nine months ended,
Selling, general and administrative expenses	September 30,		September 30,
(In millions)	2023	2022	2023	2022

European Operations
Selling, general and administrative expenses	$98.7	$83.4	$265.2	$231.2
Selling, general and administrative expenses as a percent of net sales	42.3%	42.1%	40.1%	42.3%

United States Operations
Selling, general and administrative expenses	$49.1	$34.0	$128.7	$92.1
Selling, general and administrative expenses as a percent of net sales	36.5%	41.4%	39.3%	40.2%

The Company has seen selling, general and administrative expenses decrease as a percentage of net sales to 40.2% and 39.8% for the three and nine months ended September 30, 2023 as compared to 41.9% and 41.7% for the three and nine months ended September 30, 2022, respectively. This decrease of selling, general and administrative expenses as a percentage of net sales was largely driven by sales growth for the three and nine month periods allowing to better absorb certain fixed operating costs, and favorable segment mix.

For European operations, selling, general and administrative expenses increased 18% and 15% for the three and nine months ended September 30, 2023, as compared to the corresponding period of the prior year, and represented 42.3% and 40.1% of net sales for the three and nine months ended September 30, 2023, respectively, as compared to 42.1% and 42.3% for the three and nine months ended September 30, 2022, respectively. For United States operations, selling, general and administrative expenses increased 44% and 40% for the three and nine months ended September 30, 2023, as compared to the corresponding period of the prior year, and represented 36.5% and 39.3% of net sales for the three and nine months ended September 30, 2023, respectively, as compared to 41.4% and 40.2% for the three and nine months ended September 30, 2022, respectively. As discussed in more detail below, the decreased selling, general and administrative expenses as a percentage of net sales are primarily the result of high sales growth offset in part by increases in promotion and advertising expenditures as well as the annualization impact of the structural investments of $9.0 million in our United States operations that we made throughout 2022 in order to support the new licenses for the first three quarters of 2023.

Promotion and advertising included in selling, general and administrative expenses aggregated $62.8 million and $152.6 million for the three and nine months ended September 30, 2023, respectively, as compared to $44.8 million and $124.9 million for the corresponding periods of the prior year. Promotion and advertising represented 17.1% and 15.4% of net sales for the three and nine months ended September 30, 2023, respectively, as compared to 16.0% and 16.1% for the corresponding periods of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on sales. All of our brands have benefited from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we anticipate that on a full year basis, promotion and advertising expenditures should aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $29.1 million and $77.2 million for the three and nine months ended September 30, 2023, respectively, as compared to $23.1 million and $61.4 million for the corresponding periods of the prior year. Royalty expense represented 7.9% and 7.8% of net sales for the three and nine months ended September 30, 2023, as compared to 8.3% and 7.9% of net sales for the corresponding periods of the prior year, due to changes in brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 23.7% and 23.5% for the three and nine months ended September 30, 2023, respectively, as compared to 23.0% and 22.1% for the corresponding periods of the prior year.

Other Income and Expense

Traditionally, interest expense was primarily related to the financing of brand and licensing acquisitions. The increase in interest expense related to prior year acquisitions is the main driver of the increase in other income and expense during 2023. As previously disclosed, in April 2021 we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year €120 million (approximately $127.1 million) bank loan which bears interest at one-month Euribor plus 0.75%. Also in 2021, approximately €80 million of the variable rate debt was swapped for variable rate debt with a maximum interest rate of 2%. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

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

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments. As of September 30, 2023, short-term investments include approximately $8.8 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. The Company purchased additional marketable securities in the second and third quarter of 2023, which generated unrealized losses of $0.5 million in the three months ended September 30, 2023. Interest and investment income for the three months ended September 30, 2022, includes a gain of $2.3 million, resulting from the interest rate swap. For the nine months ended September 30, 2022, the Company recognized a gain of $6.4 million related to the interest rate swap which was largely offset by losses of $5.3 million on marketable equity securities during the same period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income Taxes

Our consolidated effective tax rate was 23.5% and 22.6% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for European operations was 25% for each of the nine months ended September 30, 2023 and 2022. Our effective tax rate for U.S. operations was 19% for the nine months ended September 30, 2023, as compared to 11% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Additionally, in the third quarter of 2022 our U.S. operations recognized a one-time tax benefit of $2.5 million associated with the 2021 Salvatore Ferragamo acquisition. At the time of the acquisition, we had not recognized deferred tax benefits as there were uncertainties concerning its potential recoverability; however, as of September 30, 2022, the recoverability was deemed likely. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

Net Income

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(In thousands)

Net income European operations	$45,965	$42,417	$133,480	$106,722
Net income United States operations	20,155	10,880	46,066	27,386

Net income	66,120	53,297	179,546	134,108

Less: Net income attributable to the noncontrolling interest	12,906	11,874	37,312	29,769

Net income attributable to Inter Parfums, Inc.	$53,214	$41,423	$142,234	$104,339

Net income attributable to Inter Parfums, Inc. was $53.2 million and $142.2 million for the three and nine months ended September 30, 2023, respectively, as compared to $41.4 million and $104.3 million for the corresponding period of the prior year. Net income attributable to European operations was $46.0 million and $133.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $42.4 million and $106.7 million for the corresponding period of the prior year. Net income attributable to United States operations was $20.2 million and $46.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $10.9 million and $27.4 million for the corresponding period of the prior year. The significant fluctuations in net income for both European operations and United States operations are directly related to the previous discussions relating to changes in sales, gross margin, and selling, general and administrative expenses.

INTER PARFUMS, INC. AND SUBSIDIARIES

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the NYSE Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European operations and aggregated 28% of European operations net income for all periods presented. Net margins attributable to Inter Parfums, Inc. for the nine months ended September 30, 2023 and 2022 aggregated 14.4% and 13.4%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of September 30, 2023, we had $183.5 million in cash, cash equivalents and short-term investments, most of which is held in euro by our European operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of September 30, 2023 short-term investments include approximately $10.2 million of marketable equity securities.

As of September 30, 2023, working capital aggregated $514 million and we had a working capital ratio of 2.4 to 1. Approximately 78% of the Company’s total assets are held by European operations, and approximately $245 million of trademarks, licenses and other intangible assets are also held by European operations.

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in our 2022 annual report on Form 10-K which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2022, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In July 2023, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Roberto Cavalli brand. This license took effect in July 2023, and we target to start shipping products in January 2024. In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Lacoste brand. This new license takes effect January 2024.

Cash provided by operating activities aggregated $24.3 million for the nine months ended September 30, 2023, as compared to cash used in operating activities of $8.2 million for the corresponding period of the prior year. For the nine months ended September 30, 2023, working capital items used $169.1 million in cash from operating activities, as compared to $159.2 million in the 2022 period. Although from a cash flow perspective accounts receivable is up 48.6% from year end 2022, the balance is reasonable based on 2023 record sales levels and reflects a combination of high volumes of shipments towards the end of the third quarter as well as some payment schedules extended going into the holiday season. Strong collection activity resulted in day’s sales outstanding decreasing to 72 days, down from 80 days in the corresponding period of the prior year. From a cash flow perspective, inventory levels as of September 30, 2023, increased 26% from year end 2022 in support of our overall sales growth. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows provided by investing activities in 2023 reflect purchases and sales of short-term investments. These investments include certificates of deposit with maturities greater than three months. Approximately $2 million of such certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2023, and short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2023 consist of a $25 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $8 million in credit lines provided by a consortium of international financial institutions. There was $4.5 million of short-term borrowings outstanding pursuant to these facilities as of September 30, 2023 and no short-term borrowings outstanding as of September 30, 2022.

In February 2022, our Board authorized a 100% increase in the annual dividend to $2.00 per share. In February 2023, the Board of Directors further increased the annual dividend to $2.50 per share. The next quarterly cash dividend of $0.625 per share is payable on December 31, 2023, to shareholders of record on December 15, 2023.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2023.

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

At September 30, 2023, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $58.0 million and GB £2.0 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item (c).

In December 2022, our Board of Directors authorized a share repurchase program for our outstanding common stock. For 2023 the maximum number of shares to be repurchased is 166,060, and the balance available for repurchase under this plan for 2023 is 81,000 shares. Over the course of the first nine months of 2023, the Company repurchased 85,060 shares at a cost of $11.3 million. These shares are classified as treasury shares on the accompanying balance sheet. The Company plans to continue repurchasing shares throughout 2023 under this plan. There were no repurchases of shares during the three months ended September 30, 2023.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2023.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer