Form 10-Q/A
period 2023-09-30
INTER PARFUMS INC
filed 2023-11-09
CIK 822663

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

Explanatory Note

Inter Parfums, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, which was originally filed with the Securities and Exchange Commission on November 7, 2023 (the “Original Filing”). This Amendment is being filed to correct one line item in the Consolidated Statements of Changes in Equity, “Noncontrolling interest, end of period” as at September 30, 2023 from $697,321 to $186,558. The Company believes, although it is uncertain, that the incorrect number was caused by either a glitch in the software used in connection with the preparation of, or conversion into, the Original Filing, or third-party operator error.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes other than as set forth above have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the other filings of the Company with the SEC.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	90,186	87,132
Shares issued upon exercise of stock options	5,523	1,816
Share-based compensation	935	1,017
Purchase of subsidiary shares	(892)	(4,305)
Additional paid-in capital, end of period	95,752	85,660

Retained earnings, beginning of period	620,095	560,663
Net income	142,234	104,339
Dividends	(60,058)	(47,782)
Share-based compensation	820	1,664
Retained earnings, end of period	703,091	618,884

Accumulated other comprehensive loss, beginning of period	(56,056)	(38,432)
Foreign currency translation adjustment, net of tax	(1,176)	(54,841)
Transfer from other comprehensive income into earnings	1,709	992
Net derivative instrument loss, net of tax	(4,279)	(124)
Accumulated other comprehensive loss, end of period	(59,802)	(92,405)

Treasury stock, beginning of period	(37,475)	(37,475)
Shares repurchased	(11,289)	—
Treasury stock, end of period	(48,764)	(37,475)

Noncontrolling interest, beginning of period	171,364	166,412
Net income	37,312	29,769
Foreign currency translation adjustment, net of tax	(1,481)	(24,174)
Net derivative instrument loss, net of tax	(327)	(49)
Share-based compensation (adjustment)	133	(353)
Purchase of subsidiary shares	(142)	(152)
Transfer of subsidiary shares purchased	—	55
Dividends	(20,301)	(16,056)
Noncontrolling interest, end of period	186,558	155,452

Total equity	$876,867	$730,148

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2023.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer